Form 10-Q
period 1995-09-30
GOODRICH PETROLEUM CORP
filed 1995-11-14
CIK 943861

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended             September 30, 1995
                               -----------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                     to
                               -------------------   -------------------------
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

Commission File Number:                        33-58831
                        ------------------------------------------------------

                       GOODRICH PETROLEUM CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          DELAWARE                                                                     76-466913
---------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer ID. No.)

5847 SAN FELIPE, SUITE 700, HOUSTON, TEXAS                                              77057
---------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                             (Zip Code)


                               (713) 780-9494
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                    NONE
--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [  ] Yes     [ X ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of November  6, 1995:  41,804,510

                         GOODRICH PETROLEUM CORPORATION
                                   FORM 10-Q
                               SEPTEMBER 30, 1995
                                     INDEX

                                                                                                    PAGE NO.
                                                                                                    --------
                            PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Balance Sheets
   September 30, 1995 (Unaudited) and December 31, 1994 . . . . . . . . . . . . . .                    3

Consolidated Statements of Operations
   Nine Months Ended September 30, 1995 and 1994 (Unaudited)  . . . . . . . . . . .                    5

Consolidated Statements of Operations
   Three Months Ended September 30, 1995 and 1994 (Unaudited) . . . . . . . . . . .                    6

Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 1995 and 1994 (Unaudited)  . . . . . . . . . . .                    7

Consolidated Statements of Stockholders' Equity
   Nine Months Ended September 30, 1995 and 1994 (Unaudited)  . . . . . . . . . . .                    8

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . .                    9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.                                                               15

                             PART II - OTHER INFORMATION                                              21

ITEM 1.  LEGAL PROCEEDINGS.

ITEM 2.  CHANGES IN SECURITIES.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                                      September 30,         December 31,
                                                                          1995                  1994
                                                                   ------------------     ------------------
                                                                      (Unaudited)
                      ASSETS

CURRENT ASSETS
    Cash and cash equivalents   . . . . . . . . . . . . .          $          182,257     $          710,762
    Marketable securities   . . . . . . . . . . . . . . .                     844,000                    ---
    Accounts receivable
      Trade and other   . . . . . . . . . . . . . . . . .                     170,379                    ---
      Accrued oil and gas revenue   . . . . . . . . . . .                     962,061                934,910
    Prepaid expenses and other  . . . . . . . . . . . . .                     282,279                    ---
                                                                   ------------------     ------------------
           Total current assets . . . . . . . . . . . . .                   2,440,976              1,645,672
                                                                   ------------------     ------------------


PROPERTY AND EQUIPMENT
    Oil and gas properties  . . . . . . . . . . . . . . .                  20,000,526              7,271,549
    Furniture, fixtures and equipment   . . . . . . . . .                     100,000                    ---
                                                                   ------------------     ------------------
                                                                           20,100,526              7,271,549
    Less accumulated depletion and depreciation   . . . .                  (2,151,979)            (1,309,866)
                                                                   ------------------     ------------------
           Total property & equipment . . . . . . . . . .                  17,948,547              5,961,683
                                                                   ------------------     ------------------

OTHER ASSETS
    Investment in pipeline joint venture  . . . . . . . .                   5,207,872                    ---
    Deferred charges  . . . . . . . . . . . . . . . . . .                     125,011                623,141
                                                                   ------------------     ------------------
                                                                            5,332,883                623,141
                                                                   ------------------     ------------------

                 TOTAL ASSETS . . . . . . . . . . . . . .          $       25,722,406     $        8,230,496
                                                                   ==================     ==================



See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)

                                                                      September 30,          December 31,
                                                                          1995                   1994
                                                                   ------------------     ------------------
                                                                       (Unaudited)
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long term debt   . . . . . . . . .          $              ---     $        1,816,723
    Accounts payable  . . . . . . . . . . . . . . . . . .                     345,271                135,916
    Accrued liabilities   . . . . . . . . . . . . . . . .                     814,688                109,074
    Reserve for contingent liabilities  . . . . . . . . .                     718,080                    ---
                                                                   ------------------     ------------------
           Total current liabilities  . . . . . . . . . .                   1,878,039              2,061,713
                                                                   ------------------     ------------------

LONG TERM DEBT    . . . . . . . . . . . . . . . . . . . .                  11,000,000              8,250,000

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . .                     610,471                    ---

STOCKHOLDERS' EQUITY (DEFICIT)
    Partners' capital (deficit)   . . . . . . . . . . . .                         ---             (2,081,217)
    Preferred stock, par value $1.00 per share;
           authorized 10,000,000 shares; issued
           1,098,710 in 1995 (liquidating pre-
           ference $10 per share, aggregating to
           $10,987,100) . . . . . . . . . . . . . . . . .                   1,098,710                    ---
    Common stock, par value - $0.20 per share;
           authorized 100,000,000 shares; issued
           39,530,452 in 1995 . . . . . . . . . . . . . .                   7,906,090                    ---
    Additional paid-in capital  . . . . . . . . . . . . .                   3,125,021                    ---
    Retained earnings   . . . . . . . . . . . . . . . . .                      19,675                    ---
    Unrealized gain on marketable securities  . . . . . .                      84,400                    ---
                                                                   ------------------     ------------------
           Total stockholders' equity (deficit) . . . . .                  12,233,896             (2,081,217)
                                                                   ------------------     ------------------

           TOTAL LIABILITIES & STOCKHOLDERS'
                 EQUITY . . . . . . . . . . . . . . . . .          $       25,722,406     $        8,230,496
                                                                   ==================     ==================




See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                   -----------------------------------------
                                                                          1995                   1994
                                                                   ------------------     ------------------
OPERATING REVENUES
    Oil and gas sales   . . . . . . . . . . . . . . . . .          $        3,582,548     $        3,623,149
    Pipeline joint venture  . . . . . . . . . . . . . . .                     113,937                    ---
                                                                   ------------------     ------------------
           Total operating revenues . . . . . . . . . . .                   3,696,485              3,623,149
                                                                   ------------------     ------------------

OPERATING EXPENSES
    Lease operating expense and production taxes  . . . .                     534,819                484,696
    Depletion, depreciation and amortization  . . . . . .                     969,646                758,740
    General and administrative  . . . . . . . . . . . . .                     197,044                 26,615
                                                                   ------------------     ------------------
           Total operating expenses . . . . . . . . . . .                   1,701,509              1,270,051
                                                                   ------------------     ------------------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . .                   1,994,976              2,353,098

OTHER INCOME (EXPENSE)
    Interest Expense  . . . . . . . . . . . . . . . . . .                    (900,767)              (789,187)
    Other, net    . . . . . . . . . . . . . . . . . . . .                      34,079                 12,372
                                                                   ------------------     ------------------
           Total other income (expense) . . . . . . . . .                    (866,688)              (776,815)
                                                                   ------------------     ------------------
INCOME BEFORE EXTRAORDINARY ITEM
           AND INCOME TAXES . . . . . . . . . . . . . . .                   1,128,288     $        1,576,283
                                                                                          ==================
    Income Taxes  . . . . . . . . . . . . . . . . . . . .                         ---
                                                                   ------------------
INCOME BEFORE EXTRAORDINARY ITEM  . . . . . . . . . . . .                   1,128,288
    Extraordinary item-early extinguishment of debt   . .                     482,906
                                                                   ------------------

NET INCOME        . . . . . . . . . . . . . . . . . . . .          $          645,382

    Preferred stock dividend  . . . . . . . . . . . . . .                     107,960
                                                                   ------------------
EARNINGS AVAILABLE TO COMMON STOCK  . . . . . . . . . . .          $          537,422
                                                                   ==================





See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                September 30,
                                                                   -----------------------------------------
                                                                          1995                   1994
                                                                   ------------------     ------------------
OPERATING REVENUES
    Oil and gas sales   . . . . . . . . . . . . . . . . .          $        1,414,410              1,632,382
    Pipeline joint venture  . . . . . . . . . . . . . . .                     113,937                    ---
                                                                   ------------------     ------------------
           Total operating revenues . . . . . . . . . . .                   1,528,347              1,632,382
                                                                   ------------------     ------------------

EXPENSES
    Lease operating expenses and production taxes   . . .                     238,386                237,674
    Depletion, depreciation and amortization  . . . . . .                     562,406                337,097
    General and administrative  . . . . . . . . . . . . .                     193,737                  8,823
                                                                   ------------------     ------------------
           Total operating expenses . . . . . . . . . . .                     994,529                583,594
                                                                   ------------------     ------------------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . .                     533,818              1,048,788

OTHER INCOME (EXPENSE)
    Interest Expense  . . . . . . . . . . . . . . . . . .                    (363,542)              (305,209)
    Other, net    . . . . . . . . . . . . . . . . . . . .                      21,177                  5,404
                                                                   ------------------     ------------------
           Total other income (expense) . . . . . . . . .                    (342,365)              (299,805)
                                                                   ------------------     ------------------
INCOME BEFORE EXTRAORDINARY ITEM
    AND INCOME TAXES  . . . . . . . . . . . . . . . . . .                     191,453     $          748,983
                                                                                          ==================
    Income taxes  . . . . . . . . . . . . . . . . . . . .                         ---
                                                                   ------------------
INCOME BEFORE EXTRAORDINARY ITEM  . . . . . . . . . . . .                     191,453
    Extraordinary item-early extinguishment
           of debt  . . . . . . . . . . . . . . . . . . .                     482,906
                                                                   ------------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . .          $         (291,453)

    Preferred stock dividend  . . . . . . . . . . . . . .                     107,960
                                                                   ------------------
LOSS AVAILABLE TO COMMON STOCK  . . . . . . . . . . . . .          $         (399,413)
                                                                   ==================





See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                   -----------------------------------------
                                                                          1995                   1994
                                                                   ------------------     ------------------
OPERATING ACTIVITIES
    Net income. . . . . . . . . . . . . . . . . . . . . .          $          645,382              1,576,283
    Adjustments to reconcile net income to
    net cash provided by operating activities:
           Depletion, depreciation and amortization . . .                     969,646                758,740
           Amortization of deferred debt financing costs                       84,752                 86,095
           Extraordinary item-early extinguishment
                 of debt. . . . . . . . . . . . . . . . .                     482,906                    ---
           Payment of contingent liability  . . . . . . .                     (31,920)                   ---
           Payment of other liabilities . . . . . . . . .                     (64,529)                   ---
           (Increase) decrease in:
                 Accounts receivable  . . . . . . . . . .                     458,272               (524,006)
                 Prepaid expenses and other . . . . . . .                    (269,534)               (40,772)
           (Decrease) increase in
                 Accounts payable . . . . . . . . . . . .                     181,728               (125,666)
                 Accrued liabilities  . . . . . . . . . .                      97,505                 54,128
                                                                   ------------------     ------------------
                     Net cash provided by operating
                        activities. . . . . . . . . . . .                   2,554,208              1,784,802
                                                                   ------------------     ------------------

INVESTING ACTIVITIES
    Sale of investment  . . . . . . . . . . . . . . . . .                   9,600,000                    ---
    Cash paid in connection with business combination . .                  (1,088,432)                   ---
    Overdraft bank balances assumed in business
      combination . . . . . . . . . . . . . . . . . . . .                    (451,414)                   ---
    Capital expenditures  . . . . . . . . . . . . . . . .                     (18,350)            (3,728,504)
                                                                   ------------------     ------------------
                     Net cash provided by (used in)
                        investing activities  . . . . . .                   8,041,804             (3,728,504)
                                                                   ------------------     ------------------

FINANCING ACTIVITIES
    Proceeds from bank borrowings . . . . . . . . . . . .                  21,000,000              5,719,933
    Principal payments of bank borrowings . . . . . . . .                 (30,692,841)            (1,119,643)
    Partnership distributions   . . . . . . . . . . . . .                  (1,132,735)            (2,689,971)
    Payment of  debt financing costs  . . . . . . . . . .                     (83,020)                   ---
    Preferred stock dividend  . . . . . . . . . . . . . .                    (215,921)                   ---
                                                                   ------------------     ------------------
                     Net cash provided by (used in)
                         financing activities   . . . . .                 (11,124,517)             1,910,319
                                                                   ------------------     ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . .                    (528,505)               (33,383)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD . . . . . . . . . . . . . . . . .                     710,762                752,138
                                                                   ------------------     ------------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD . . . . . . . . . . . . . . . . . . . .          $          182,257     $          718,755
                                                                   ==================     ==================

See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30 ,1995
                                  (Unaudited)


                                                                                              Preferred Stock
                                                             Partner's                        ---------------
                                                              Capital                  Number
                                                             (Deficit)                 of shares            Par Value
                                                             --------                  ---------             ---------
BALANCE AT JANUARY 1,1995 . . . . . . . . . . . . . .     $    (2,081,217)                  ---                 ---
Partnership distributions . . . . . . . . . . . . . .          (1,229,344)                  ---                 ---
Business Combination. . . . . . . . . . . . . . . . .           3,310,561             1,098,710           1,098,710
Unrealized appreciation of marketable . . . . . . . .                 ---                   ---                 ---
     securities available for sale. . . . . . . . . .
Preferred stock dividend. . . . . . . . . . . . . . .                 ---                   ---                 ---
Net income. . . . . . . . . . . . . . . . . . . . . .                 ---                   ---                 ---
Adjustment to reflect net income
       since business combination . . . . . . . . . .                 ---                   ---                 ---
                                                          ---------------           -----------     ---------------
BALANCE AT SEPTEMBER 30, 1995 . . . . . . . . . . . .     $           ---             1,098,710     $     1,098,710
                                                          ===============           ===========     ===============


                                                                  Common Stock
                                                                  ------------                 Additional
                                                         Number                                 Paid-In
                                                         of shares           Par Value          Capital
                                                         ---------           ---------          -------
BALANCE AT JANUARY 1, 1995. . . . . . . . . . . . . .           ---                  ---                 ---
Partnership distributions . . . . . . . . . . . . . .           ---                  ---                 ---
Business Combination. . . . . . . . . . . . . . . . .    39,530,452            7,906,090           2,607,274
Unrealized appreciation of marketable                           ---                  ---                 ---
     securities available for sale. . . . . . . . . .
Preferred stock dividend. . . . . . . . . . . . . . .           ---                  ---                 ---
Net income. . . . . . . . . . . . . . . . . . . . . .           ---                  ---                 ---
Adjustment to reflect net income                                ---                  ---             517,747
       since business combination . . . . . . . . . .
                                                      -------------       --------------      --------------
BALANCE AT SEPTEMBER 30, 1995 . . . . . . . . . . . . $  39,530,452       $    7,906,090      $    3,125,021
                                                      =============       ==============      ==============

                                                                                Unrealized
                                                                                 Gain on                 Total
                                                            Retained            Marketable            Stockholders'
                                                            Earnings            Securities           Equity (Deficit)
                                                            --------            ----------           ---------------
BALANCE AT JANUARY 1,1995 . . . . . . . . . . . . . .                ---                  ---       $      (2,081,217)
Partnership distributions . . . . . . . . . . . . . .                ---                  ---              (1,229,344)
Business Combinatio . . . . . . . . . . . . . . . . .                ---                  ---              14,922,635
Unrealized appreciation of marketable                                ---               84,400                  84,400
     securities available for sale  . . . . . . . . .
Preferred stock dividend  . . . . . . . . . . . . . .           (107,960)                 ---                (107,960)
Net income  . . . . . . . . . . . . . . . . . . . . .            645,382                  ---                 645,382
Adjustment to reflect net income                                (517,747)                 ---                     ---
       since business combination . . . . . . . . . .
                                                        ----------------      ---------------       -----------------
BALANCE AT SEPTEMBER 30, 1995 . . . . . . . . . . . .   $         19,675      $        84,400       $      12,233,896
                                                        ================      ===============       =================


See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1995 and 1994


NOTE A - BUSINESS COMBINATION

On August 15, 1995, the transactions contemplated by the Agreement and Plan of Merger among Patrick Petroleum Company ("Patrick"), La/Cal Energy Partners ("La/Cal"), Goodrich Petroleum Corporation (the "Company"), and Goodrich Acquisition, Inc. were completed. The Agreement provided for a combination of Patrick and La/Cal, as a result of which the businesses previously conducted by Patrick and La/Cal are now conducted by the Company, which is a Delaware corporation formed for the purpose of consummating such transactions, and its subsidiaries. The combination of Patrick and La/Cal was effected primarily by two concurrent transactions: (a) the contribution by La/Cal of all of its assets and liabilities (excluding cash and accounts receivable accrued prior to March 1, 1995, and interest thereon) to the Company in exchange for 19,765,226 shares of the Company's common stock (the "Common Stock") and (b) the merger of Goodrich Acquisition with and into Patrick (the "Merger") whereby (i) each outstanding share of Patrick common stock ("Patrick Common Stock") was converted into one share of Common Stock; (ii) each outstanding share of Patrick Series B Convertible Preferred Stock was converted into one share of the Company's Series A Convertible Preferred Stock and (iii) Patrick, the surviving corporation in the Merger, became a wholly-owned subsidiary of the Company.

NOTE B - BASIS OF PRESENTATION

The combination transactions were accounted for as a purchase business combination in accordance with Accounting Principles Board Statement No. 16, Business Combinations whereby La/Cal was deemed to be the acquiror and Patrick the acquiree. Accordingly, on August 15, 1995, the Company recorded the assets and liabilities of Patrick at fair value, whereas the assets and liabilities of La/Cal are reflected at historical book value. The consolidated financial statements reflect the operations solely of La/Cal for periods prior to August 15, 1995, whereas such financial statements reflect the operations of the combined entities for periods subsequent to August 15, 1995.

The consolidated financial statements presented here should be read in connection with the audited financial statements included in Patrick's 1994 Annual Report on Form 10-K and La/Cal's 1994 and 1993 audited financial statements and the condensed unaudited pro forma financial statements included in the Company's Registration Statement on Form S-4 dated June 13, 1995 and Current Report on Form 8-K/A as of August 15, 1995.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of its operations for the nine and three months ended September 30, 1995 and 1994.

The results of operations for the nine and three month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year and are significantly impacted by the accounting for the combination transactions as discussed above.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL - For a description of the accounting policies followed by La/Cal and continued by the Company, refer to the notes to the La/Cal 1994 and 1993 financial statements included in the Company's Registration Statement on Form S-4 dated June 13, 1995.


CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, demand deposit accounts and temporary cash investments with maturities of ninety days or less at date of purchase.

MARKETABLE SECURITIES - Under Statement of Financial Accounting Standards No. 115, the Company is required to segregate any debt and equity securities it might hold into one of the following categories: trading, available-for-sale or held- to-maturity. Trading securities and available-for-sale securities are carried at their fair values. Changes in the fair values of trading securities are recorded in the statement of operations. Changes in the fair value of available- for-sale securities are recorded as a component of stockholders' equity until such securities are sold. Held-to-maturity securities are carried at cost adjusted for amortized premium or discount.

The Company has classified its marketable securities as "available-for-sale".

INVESTMENT IN PIPELINE JOINT VENTURE - Goodrich's investment consists of a 20% interest in an intrastate natural gas pipeline joint venture. The Company' carrying basis in the investment was established at August 15, 1995 (fair value) and is being amortized on a straight line basis over the remaining term of the joint venture which will terminate in 2001.

INCOME TAXES - The federal income tax effect of La/Cal's activities (prior to August 15, 1995) was not reflected in the financial statements since such taxes were the responsibility of the individual partners of La/Cal.

Goodrich follows the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which requires the liability method of accounting for deferred income taxes. Deferred tax assets are subject to an ongoing assessment of realizability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

EARNINGS PER SHARE - Earnings per share information has not been presented due to the combined entities being in corporate form for only the 45 day period from August 15, 1995 to September 30, 1995.

NOTE D - PATRICK ASSETS AND LIABILITIES ACQUIRED

On August 15, 1995, the Company recorded the combination transactions which effect was primarily the recording of the assets and liabilities of Patrick at their fair value. Such amounts were as follows:

         Cash overdraft                                                 $        (451,414)
         Marketable securities                                                    759,600
         Accounts receivable                                                      655,802
         Prepaid expenses and other current assets                                 12,745
         Investment in Penske Corporation                                       9,600,000
         Investment in pipeline joint venture                                   5,321,913
         Property and equipment                                                12,810,627
         Accounts payable                                                         (27,627)
         Accrued liabilities                                                     (716,070)
         Reserve for contingent liabilities                                      (750,000)
         Long term debt                                                       (10,626,118)
         Other liabilities                                                       (675,000)
                                                                        -----------------
                                                                        $      15,914,458
                                                                        =================

NOTE E - SALE OF INVESTMENT IN PENSKE CORPORATION

On September 18, 1995, the Company received $9,600,000 cash as redemption of its investment in the Penske Corporation. The proceeds were used to pay down the company's long term debt along with related accrued interest. No gain or loss resulted from the transaction.

NOTE F - LONG TERM DEBT

Long term debt recorded on the December 31, 1994 balance sheet represented La/Cal's 10% Senior Secured General Obligation Notes ("the General Obligation Notes"). This debt was paid off in connection with the business combination.

The Company has a credit facility with a bank which provides for a total borrowing base determined by the bank every six months in part, based on the Company's oil and gas reserve information. Any and all amounts drawn are due and payable on June 1, 1997. Interest on related borrowings is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 2%. Interest rates are set on specific draws for one, two, three or six month periods, also at the option of the Company.

The original borrowing base of $22,000,000 was reduced to $15,000,000 after the sale of the Company's investment in the Penske Corporation (see Note E above), in accordance with the specific provisions of the credit facility. The amount drawn by the Company as of September 30, 1995 was $11,000,000.

The credit facility requires minimum net worth and debt service ratios be maintained by the Company. Accordingly, the Company had $1,233,896 available for the payment of dividends at September 30, 1995.

Substantially all of the Company's assets are pledged to secure this credit facility.

NOTE G - EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT

La/Cal's General Obligation Notes were paid off in connection with the business combination and the related unamortized debt financing costs in the amount of $482,906 were charged to operations as an extraordinary item, in the third quarter of 1995.

NOTE H - PRO FORMA FINANCIAL INFORMATION

Selected results of operations on a pro forma basis as if the combination transactions had occurred on January 1, 1995 and January 1, 1994, respectively, are as follows:

                                                                   For the nine months ended
                                                                         September 30,
                                                                         -------------
                                                                  1995                      1994
                                                                  ----                      ----
Revenues                                                   $    7,089,300            $   7,035,909
Income before extraordinary item                                2,352,604                3,983,828
Net income                                                      1,869,698                3,983,828
Income applicable to common stock                               1,003,777                3,278,828
Income per share before extraordinary item                            .04                      .08
Income per common share                                    $          .03            $         .08

(Note) The pro forma operations for the nine months ended September 30, 1995 contain a net gain on the sale of an investment which accounted for $1,563,762 of net income and $.04 income per share. The operations information for the nine months ended September 30, 1994 contains a net gain on sale of investments which accounted for $6,447,102 of net income and $.16 income per share. Also the operations for the nine months ended September 30, 1994 has been adjusted to eliminate operations related to certain oil and gas properties sold by Patrick in December, 1994 in order to present comparable amounts.

NOTE I - COMMITMENTS AND CONTINGENCIES

The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The EPA has estimated that the total cost of long-term clean-up of the site will be approximately $15.4 million with the Company's percentage of responsibility to be approximately 3.09%. As of September 30, 1995, the Company has paid approximately $115,000 in costs related to this matter and accrued an additional $400,000 for the remaining liability. The EPA and PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated by the EPA. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently accrued for this liability.

Additionally, the Company is party to a number of lawsuits arising in the normal course of business. The Company has defended and intends to continue to defend these actions vigorously and believes, based on currently available information, that adverse settlements, if any, in excess of insurance coverage or amounts already provided, will not be material to its financial position or results of operations.

NOTE J - INCOME TAXES

At December 31, 1994, the book basis of La/Cal's net assets exceeded their tax basis by $3,798,000.

Based on preliminary purchase price calculations, the Company estimates it will have gross deferred tax assets in excess of gross deferred tax liabilities.
The largest component of deferred tax assets is the net operating loss carryforwards obtained from Patrick which are expected to approximate $13,000,000 (tax effected). The Company has recorded a valuation allowance against its gross deferred tax assets which will produce a net deferred tax asset of zero.

NOTE K - PREFERRED STOCK

In accordance with the terms of the combination transactions, all of the outstanding shares of PPC's Series B Convertible Preferred Stock were converted into Goodrich Series A Convertible Stock except for 76,290 shares for which appraisal rights have been exercised.

The Preferred Stock has a par value of $1.00 per share with a liquidation preference of $10.00 per share, is convertible at the option of the holder at any time, unless earlier redeemed, into shares of Common Stock of the Company at an initial conversion rate of 3.33 shares of Common stock per share of Preferred. The Preferred Stock also will automatically convert to Common Stock if the closing price for the Preferred Stock exceeds $15.00 per share for ten consecutive trading days. Upon any conversion of a share of Preferred Stock prior to the close of business on September 15, 1997, the stockholder will receive one Common Stock purchase warrant to purchase one share of Common Stock at $5.00 per share, subject to adjustment in certain events. Any outstanding warrants can be called on thirty days notice for $4.25 per warrant and will expire on September 15, 1997.

The Preferred Stock is redeemable in whole or in part, at $12.00 per share, plus accrued and unpaid dividends. Dividends on the Preferred Stock accrue at an annual rate of 8%.

NOTE L - SUBSEQUENT EVENT

As a result of the combination transactions, the Company was required to offer a special conversion right to all holders of the Preferred Stock for a period of 61 days beginning August 18, 1995. On October 18, 1995, holders of 363,851 shares of the Company's preferred stock elected to convert their shares to Common Stock at an exchange rate of 6.25 to 1. This conversion resulted in the Company issuing an additional 2,274,058 shares of Common Stock and resulted in 734,859 preferred shares outstanding.

NOTE M - STOCK OPTION AND INCENTIVE PROGRAMS

Goodrich currently has two plans which provide for stock option and other incentive awards for the Company's key employees and consultants and its directors. The Goodrich Petroleum Corporation 1995 Stock Option Plan allows the Board of Directors, through its Compensation Committee, to grant stock options, restricted stock awards, stock appreciation rights, long-term incentive awards, and phantom stock awards, or any combination thereof to key employees and consultants. The Goodrich Petroleum Corporation 1995 Nonemployee Director Stock Option Plan provides for the grant of options to each director who is not and has never been an employee of the Company.

Grants of 950,000 common stock options were made on August 15, 1995 under the two plans. The average exercise price of such options is $0.99 per share.

Additionally, the Company assumed approximately 1,465,000 options to purchase common stock from Patrick with an average exercise price of $2.25 per share and assumed approximately 200,000 options with exercise prices ranging from $2.50 to $3.00 per share.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Background of Business Combination and Basis of Presentation

On August 15, 1995, the transactions contemplated by the Agreement and Plan of Merger among Patrick Petroleum Company ("Patrick"), La/Cal Energy Partners ("La/Cal"), Goodrich Petroleum Corporation (the "Company"), and Goodrich Acquisition, Inc. were completed. The Agreement provided for a combination of Patrick and La/Cal, as a result of which the businesses previously conducted by Patrick and La/Cal are now conducted by the Company, which is a Delaware corporation formed for the purpose of consummating such transactions, and its subsidiaries. The combination of Patrick and La/Cal was effected primarily by two concurrent transactions: (a) the contribution by La/Cal of all of its assets and liabilities (excluding cash and accounts receivable accrued prior to March 1, 1995, and interest thereon) to the Company in exchange for 19,765,226 shares of the Company's common stock (the "Common Stock") and (b) the merger of Goodrich Acquisition with and into Patrick (the "Merger") whereby (i) each outstanding share of Patrick common stock ("Patrick Common Stock") was converted into one share of Common Stock; (ii) each outstanding share of Patrick Series B Convertible Preferred Stock was converted into one share of the Company's Series A Convertible Preferred Stock and (iii) Patrick, the surviving corporation in the Merger, became a wholly-owned subsidiary of the Company.

As a result, comparison of the current and prior period financial statements presented are significantly impacted by the combination transactions.

Changes in Financial Position (September 30, 1995 versus December 31, 1994)

As noted above, the balance sheet presented as of December 31, 1994 reflects the assets and liabilities of La/Cal only whereas the balance sheet as of September 30, 1995 reflects the assets and liabilities of the combined entities. Variances in significant asset, liability and equity accounts are addressed in the following paragraphs. See Note D to the consolidated financial statements for additional information.

The September 30, 1995 balance sheet reflects the Company's investment in marketable securities and investment in a pipeline joint venture which were assets held by Patrick. Net property and equipment reflects an increase of approximately $12,000,000 due to the addition of oil and gas properties of Patrick which were recorded at the fair value on August 15, 1995 offset by depletion, depreciation and amortization for the nine months ended September 30, 1995.

As of September 30, 1995, the Company has recorded a reserve for contingent liabilities of approximately $ 718,000, of which $400,000 is related to possible future amounts payable in its role as a potentially responsible party for the cost of clean-up of "hazardous substances" at an oil field waste disposal site. This liability was attributable to Patrick and recorded by the Company in connection with the combination transactions.

The September 30, 1995 balance sheet reflects $814,688 in accrued liabilities and $610,471 in other liabilities. Included in these amounts are the current ($415,000) and long-term ($610,471) portions of the Company's obligation under consulting agreements with the Company's chairman and his son, a former employee of Patrick.

Long term debt as of September 30, 1995 represents the outstanding balance under the Company's credit facility with a bank. The original amount drawn under the facility immediately following the merger was $21,000,000 but was reduced to $11,000,000 at September 30, 1995 primarily due to proceeds from the sale of the investment in the Penske Corporation (see Note E to the consolidated financial statements). Debt outstanding as of December 31, 1994 reflected amounts issued under La/Cal's 10% Senior Secured General Obligation Notes. This debt was paid off in connection with the combination.

Due to La/Cal being a partnership and its recorded liabilities exceeding its assets, the December 31, 1994 balance sheet reflects an amount for partners' deficit of $2,081,217. The September 30, 1995 balance sheet reflects stockholder equity accounts of the Company, a corporation. Convertible preferred stock of Patrick was converted into preferred stock of Goodrich and recorded at its par value of $1,098,710. Common stock reflects 39,530,452 shares issued in the merger transactions at $.20 per share par value. The September 30, 1995 additional paid in capital balance is the result of the effects of the combination transactions, primarily the elimination of partners' deficit of La/Cal and stockholders' equity of Patrick, issuance of the Company's common and preferred stock, and the recording of Patrick's assets and liabilities at fair value.

Retained earnings at September 30, 1995 reflect only the operations of the Company since August 15, 1995, the date the combination transactions.

Changes in Results of Operations

As noted above, the statements of operations for the nine and three months ended September 30, 1994 reflect the operations of La/Cal only, whereas the statement of operations for the nine and three months ended September 30, 1995 reflect the operations solely of La/Cal prior to the combination date (August 15, 1995) and the operations of the combined entities subsequent to the combination date. Variances in significant operating captions are addressed in the following paragraphs.

Nine months ended September 30, 1995 versus nine months ended September 30, 1994 - Operating revenues in 1995 amounted to $3,696,485 and were $40,601 (1%) lower than 1994 due to lower oil and gas sales which was primarily due to lower average gas prices for the period (see volume and price table below). This was partially offset by the revenues from the pipeline joint venture which was acquired from Patrick and contributed $113,937 in 1995.

                                         1995                                      1994
                                         ----                                      ----
                            Production         Average Price           Production           Average Price
                            ----------         -------------           ----------           -------------

   Gas (MCF)                 1,764,583             $ 1.57                1,650,577             $ 1.95
   Oil (BBLS)                   49,066             $16.72                   25,267             $16.10

Lease operating expense and production taxes were $50,123 or 10% higher and depletion, depreciation and amortization was $210,906 or 28% higher than 1994 due to the inclusion of the combined entities subsequent to August 15, 1995.

The large variance ($170,429) in general and administrative expenses is due to the fact that La/Cal was provided substantially all of its general and administrative expenses at no cost by an affiliate whereas the Company provides its own general and administrative services. Additionally, as a public company, the Company incurs a higher level of general and administrative expenses than as a privately held company. However, based on the Company's current and anticipated future level of operations on a combined basis, such expenses were, and are anticipated to continue to be, less than the combined historical general and administrative expenses of La/Cal and Patrick.

Interest expense was $111,580 (14%) higher in 1995 due to the Company having outstanding debt of $21,000,000 for the period from August 15, 1995 to September 18, 1995 and La/Cal having slightly higher average debt outstanding in 1995. A partial offsetting factor to this was the Company's lower effective interest rate from August 15, 1995 to September 30, 1995.

The statements of operations reflect no income taxes due to: 1) the individual partners of La/Cal being responsible for such taxes for the periods containing the operations of La/Cal only (see Note J to consolidated financial statements for pro forma income tax information) and 2) the ability of the Company to utilize operating loss carryforwards obtained from Patrick to offset any income tax liability.

In connection with the combination transactions, the Company paid off La/Cal's General Obligation Notes and the related unamortized debt financing costs of $482,906 were charged to operations as an extraordinary item in the third quarter of 1995.

The Company assumed Patrick's Convertible Preferred Stock and has incurred related dividends of $107,960 from August 15, 1995 to September 30, 1995.

Three months ended September 30, 1995 versus three months ended September 30, 1994 - Operating revenues were $1,414,410 in 1995 and were $217,972 (13%) lower than 1994. This was due to lower oil and gas revenues resulting from lower volumes of gas production and lower average oil and gas prices for the period (see volume and price table below). This factor was offset somewhat by revenues from the pipeline joint venture which was acquired from Patrick which contributed $113,937 in 1995.

                                           1995                                      1994
                                           ----                                      ----
                              Production         Average Price           Production           Average Price
                              ----------         -------------           ----------           -------------

    Gas (MCF)                  584,637              $1.49                 745,832                 $ 1.90

    Oil (BBLS)                  32,717              16.67                  12,543                 $17.05


Lease operating expense and production taxes were approximately the same in 1995 as in 1994 as La/Cal expenses were less than in 1994. Depletion, depreciation and amortization was $225,309 or 67% higher than 1994 due to the inclusion of the merged entities subsequent to August 15, 1995 which included depletion, depreciation and amortization on the assets acquired from Patrick (at fair value bases).

The large variance ($184,914) in general and administrative expenses is due to the fact that La/Cal was provided general and administrative expenses at no cost by an affiliate whereas the Company provides its own general and administrative services. Additionally, as a public company, the Company incurs a higher level of general and administrative expenses than as a privately held company. However, based on the Company's current and anticipated future level of operations on a combined basis, such expenses were, and are anticipated to continue to be less than, the combine historical general and administrative expenses of La/Cal and Patrick.

Interest expense was $58,333 (19%) higher in 1995 due to the Company having outstanding debt of $21,000,000 for the period from August 15, 1995 to September 18, 1995 offset by La/Cal having slightly lower average debt outstanding during the 1995 period and the Company's lower effective interest rate from August 15, 1995 to September 30, 1995.

The statement of operations reflect no income taxes due to: 1) the individual partners of La/Cal being responsible for such taxes for the periods containing the operations of La/Cal only (see notes to consolidated financial statements for pro forma income tax information) and 2) the ability of the Company to utilize operating loss carryforwards obtained from Patrick to offset any income tax liability.

In connection with the combination transactions, the Company paid off La/Cal's General Obligation Notes and the related unamortized debt financing costs of $482,906 were charged to operations as an extraordinary item in the third quarter of 1995.

The Company assumed Patrick's Convertible Preferred Stock and has incurred related dividends of $107,960 from August 15, 1995 to September 30, 1995.

Liquidity and Capital Resources (Nine months ended September 30, 1995 versus nine months ended September 30, 1994)

Net cash provided by operating activities was $2,554,208 in 1995 compared to $1,784,802 in 1994. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the nine month periods. For additional information relating to the operating results of the Company, see "Changes in Results of Operations".

Net cash provided by investing activities amounted to $8,041,804 in 1995 compared to net cash used of $3,728,504 in 1994. The year ended December 31, 1995 reflects the receipt by the Company of $9,600,000 cash in September from the sale of the investment in the Penske Corporation as well as the payment by the Company of $1,088,432 in connection with the business combination. The year ended December 31, 1994 reflects $3,728,504 in capital expenditures due to extensive drilling and completion activities related to the La/Cal oil and gas wells during that period. Drilling and completion activities were suspended during 1995 in anticipation of the combination transactions.

Net cash used by financing activities in 1995 total $11,124,517 compared to net cash provided by financing activities of $1,910,319 in 1994.

The 1995 amount included the borrowing of $21,000,000 by the Company which was used primarily to pay off the debt assumed from La/Cal and Patrick ($19,777,531). The remainder of the loan proceeds were used to provide working capital and pay accrued interest. The year ended December 31, 1995 also reflects debt paydowns as follows: 1) $915,310 by La/Cal on its General Obligation Notes prior to August 15, 1995; 2) $9,500,000 by the Company on its credit facility in September from the Penske sale proceeds; 3) $500,000 by the Company on its credit facility from operations/working capital. The 1995 amount also includes partnership distributions by La/Cal of $1,132,735 prior to August 15, 1995 and the Company's preferred stock dividend for the third quarter in the amount of $215,921.

The 1994 amount consists of La/Cal borrowings used to partially fund the capital expenditures mentioned above and partnership distributions of $2,689,971. Additionally, it includes subsequent payments of $1,119,643 on such debt.

Other

The Company has a credit facility with a bank which provides for a total borrowing base determined by the bank every six months in part, based on the Company's oil and gas reserve information. Any and all amounts drawn are due and payable on June 1, 1997. Interest on related borrowings is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 2%. Interest rates are set on specific draws for one, two, three or six month periods, also at the option of the Company.

The original borrowing base of $22,000,000 was reduced to $15,000,000 after the sale of the Company's investment in the Penske Corporation (see Note E above), in accordance with the specific provisions of the credit facility. The amount drawn by the Company as of September 30, 1995 was $11,000,000.

The Company plans to incur capital expenditures in the amount of approximately $6,000,000 in the fourth quarter of 1995 and calendar 1996 (15 month period). The Company would expect to finance such expenditures from operating cash flow and draws on its bank credit facility.

The Company's business strategy is to explore and develop drilling prospects along the Gulf Coast and West Texas and pursue strategic acquisitions of oil and gas properties that offer additional development drilling opportunities. It is anticipated that such acquisitions would be financed with bank or other institutional borrowings.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         The Company's credit facility requires minimum net worth and debt service ratios be maintained by the Company. Accordingly, the Company had $1,233,896 available for the payment of dividends at September 30, 1995.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Results of Votes of Security Holders.

         None.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
               3.1 Amended and Restated Certificate of Incorporation of Goodrich Petroleum Corporation
               3.2    Amended and Restated Bylaws of Goodrich Petroleum
                      Corporation
              10.1 Consulting Services Agreement between Leo E. Bromberg and Goodrich Petroleum Corporation

         (b)  Reports on Form 8-K
              1) Form 8-K filed as of August 15, 1995 reporting the closing of the merger between and among Goodrich Petroleum Corporation, Patrick Petroleum Company and La/Cal Energy Partners.
              2)  Form 8-K/A filed as of August 15, 1995 providing:
                  a) historical financial statements of Patrick Petroleum Company and La/Cal Energy Partners as of June 30, 1995, December 31, 1994 and 1993 and for the six months ended June 30, 1995 and the years ended December 31, 1994, 1993, and 1992.
                  b) pro forma financial statements of Goodrich Petroleum Corporation as of June 30, 1995 and for the six months ended June 30, 1995 and the year ended December 30, 1994.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          Goodrich Petroleum Corporation
                                          ------------------------------
                                          Goodrich Petroleum Corporation



  November 13, 1995                           /s/ Walter G. Goodrich
  -----------------                    --------------------------------------
        Date                             Walter G. Goodrich, President and
                                              Chief Executive Officer


  November 13, 1995                           /s/ Roland L. Frautschi
  -----------------                    --------------------------------------
        Date                           Roland L. Frautschi, Vice President,
                                       Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)

                              INDEX TO EXHIBITS



Exhibit No.                      Description
-----------                      -----------
   3.1               Amended and Restated Certificate of Incorporation of
                     Goodrich Petroleum Corporation

   3.2               Amended and Restated Bylaws of Goodrich Petroleum
                     Corporation

  10.1               Consulting Services Agreement between Leo E. Bromberg and
                     Goodrich Petroleum Corporation

