Form 10-Q/A
period 1995-09-30
GOODRICH PETROLEUM CORP
filed 1996-04-01
CIK 943861

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended     September 30, 1995
                                   ---------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                     to
                               --------------------   --------------------------
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

Commission File Number:              33-58831
                        --------------------------------------------------------

                                  GOODRICH PETROLEUM CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             76-446913
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer ID. No.)
 incorporation or organization)


5847 SAN FELIPE, SUITE 700, HOUSTON, TEXAS                        77057
- --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                  (713) 780-9494
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                  NONE
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

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

                         GOODRICH PETROLEUM CORPORATION
                                   FORM 10-Q/A
                               SEPTEMBER 30, 1995
                                     INDEX

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                             PAGE NO.
                                                             --------
Consolidadated Balance Sheets
 September 30, 1995 (Unaudited) and December 31, 1994........   3

Consolidated Statements of Operations
 Nine Months Ended September 30, 1995 and 1994 (Unaudited)...   5

Consolidated Statements of Operations
 Three Months Ended September 30, 1995 and 1994 (Unaudited)..   6

Consolidated Statements of Cash Flows
 Nine Months Ended September 30, 1995 and 1994 (Unaudited)...   7

Consolidated Statements of Stockholders' Equity
 Nine Months Ended September 30, 1995 and 1994 (Unaudited)...   8

Notes to Consolidated Financial Statements...................   9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS.                          15

               PART II - OTHER INFORMATION                     21

ITEM 1.  LEGAL PROCEEDINGS.

ITEM 2.  CHANGES IN SECURITIES.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                 September 30,      December 31,
                                                       1995             1994
                                                    -----------     -------------
                                                    (Unaudited)

               ASSETS
CURRENT ASSETS
  Cash and cash equivalents....................    $   182,257      $    710,762
  Marketable securities........................        844,000               ---
  Accounts receivable
   Trade and other.............................        170,379               ---
   Accrued oil and gas revenue.................        962,061           934,910
  Prepaid expenses and other...................        282,279               ---
                                                   -----------       -----------
      Total current assets.....................      2,440,976         1,645,672
                                                   -----------       -----------


PROPERTY AND EQUIPMENT
  Oil and gas properties.......................     17,970,321         7,271,549
  Furniture, fixtures and equipment............        100,000               ---
                                                   -----------      ------------
                                                    18,070,321         7,271,549
  Less accumulated depletion and depreciation..     (2,116,801)       (1,309,866)
                                                   -----------      ------------
      Total property & equipment...............     15,953,520         5,961,683
                                                   -----------      ------------

OTHER ASSETS
  Investment in pipeline joint venture.........      4,992,619               ---
  Deferred charges.............................        125,011           623,141
                                                   -----------      ------------
                                                     5,117,630           623,141
                                                   -----------      ------------

          TOTAL ASSETS.........................    $23,512,126      $  8,230,496
                                                   ===========      ============



See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)

                                                           September 30,      December 31,
                                                                1995             1994
                                                             -----------     -------------
                                                             (Unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long term debt.....................    $       ---       $ 1,816,723
  Accounts payable......................................        345,271           135,916
  Accrued liabilities...................................        891,059           109,074
  Reserve for contingent liabilities....................        718,080               ---
                                                            -----------       -----------
      Total current liabilities.........................      1,954,410       $ 2,061,713
                                                            -----------       -----------

LONG TERM DEBT..........................................     11,000,000         8,250,000

OTHER LIABILITIES.......................................        610,471               ---

STOCKHOLDERS' EQUITY (DEFICIT)
  Partners' capital (deficit)...........................            ---        (2,081,217)
  Preferred stock, par value $1.00 per share;
      authorized 10,000,000 shares; issued
      1,098,710 in 1995 (liquidating pre-
      ference $10 per share, aggregating to
      $10,987,100)......................................      1,098,710               ---
  Common stock, par value - $0.20 per share;
      authorized 100,000,000 shares; issued
      39,530,452 in 1995................................      7,906,090               ---
  Additional paid-in capital............................      1,291,101               ---
  Accumulated deficit...................................       (433,056)              ---
  Unrealized gain on marketable securities..............         84,400               ---
                                                            -----------       -----------
      Total stockholders' equity (deficit)..............      9,947,245        (2,081,217)
                                                            -----------       -----------

      TOTAL LIABILITIES & STOCKHOLDERS'
          EQUITY........................................    $23,512,126       $ 8,230,496
                                                            ===========       ===========


See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                     -----------------------------------
                                                          1995                1994
                                                     ---------------     ---------------
OPERATING REVENUES
  Oil and gas sales................................     $3,582,548          $3,623,149
  Pipeline joint venture...........................        113,937                 ---
                                                        ----------          ----------
      Total operating revenues.....................      3,696,485           3,623,149
                                                        ----------          ----------

OPERATING EXPENSES
  Lease operating expense and production taxes.....        534,819             484,696
  Depletion, depreciation and amortization.........        907,562             758,740
  General and administrative.......................        197,044              26,615
                                                        ----------          ----------
      Total operating expenses.....................      1,639,425           1,270,051
                                                        ----------          ----------

OPERATING INCOME...................................      2,057,060           2,353,098

OTHER INCOME (EXPENSE)
  Interest Expense.................................       (900,767)           (789,187)
  Other, net.......................................         34,079              12,372
                                                        ----------          ----------
      Total other income (expense).................       (866,688)           (776,815)
                                                        ----------          ----------
INCOME BEFORE EXTRAORDINARY ITEM
      AND INCOME TAXES.............................      1,190,372          $1,576,283
                                                                            ==========
  Income Taxes.....................................            ---
                                                        ----------
INCOME BEFORE EXTRAORDINARY ITEM...................      1,190,372
  Extraordinary item-early extinguishment of debt..        482,906
                                                        ----------
NET INCOME.........................................     $  707,466

  Preferred stock dividend.........................        107,960
                                                        ----------
EARNINGS AVAILABLE TO COMMON STOCK.................     $  599,506
                                                        ==========

See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                   ------------------------------------
                                                      1995                      1994
                                                   -----------               ----------
OPERATING REVENUES
  Oil and gas sales..............................  $1,414,410                1,632,382
  Pipeline joint venture.........................     113,937                      ---
                                                   ----------                ---------
      Total operating revenues...................   1,528,347                1,632,382
                                                   ----------                ---------

EXPENSES
  Lease operating expenses and production taxes..     238,386                  237,674
  Depletion, depreciation and amortization.......     500,322                  337,097
  General and administrative.....................     193,737                    8,823
                                                   ----------                ---------
      Total operating expenses...................     932,445                  583,594
                                                   ----------                ---------

OPERATING INCOME.................................     595,902                1,048,788

OTHER INCOME (EXPENSE)
  Interest Expense...............................    (363,542)                (305,209)
  Other, net.....................................      21,177                    5,404
                                                   ----------                ---------
      Total other income (expense)...............    (342,365)                (299,805)
                                                   ----------                ---------
INCOME BEFORE EXTRAORDINARY ITEM
  AND INCOME TAXES...............................     253,537                $ 748,983
                                                                             =========
  Income taxes...................................         ---
                                                   ----------
INCOME BEFORE EXTRAORDINARY ITEM.................     253,537
  Extraordinary item-early extinguishment
      of debt....................................     482,906
                                                   ----------

NET INCOME (LOSS)................................  $ (229,369)

  Preferred stock dividend.......................     107,960
                                                   ----------
LOSS AVAILABLE TO COMMON STOCK...................  $ (337,329)
                                                   ==========

See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                           Nine Months
                                                                       Ended September 30,
                                                             ----------------------------------------
                                                                  1995                       1994
                                                             -------------              -------------

OPERATING ACTIVITIES
  Net income...............................................    $    707,466              $ 1,576,283
  Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depletion, depreciation and amortization.............         907,562                  758,740
      Amortization of deferred debt financing costs........          84,752                   86,095
      Extraordinary item-early extinguishment
          of debt..........................................         482,906                      ---
      Payment of contingent liability......................         (31,920)                     ---
      Payment of other liabilities.........................         (64,529)                     ---
      (Increase) decrease in:
          Accounts receivable..............................         458,272                 (524,006)
          Prepaid expenses and other.......................        (269,534)                 (40,772)
      (Decrease) increase in
          Accounts payable.................................         181,728                 (125,666)
          Accrued liabilities..............................          97,505                   54,128
                                                               ------------              -----------
            Net cash provided by operating activities......       2,554,208                1,784,802
                                                               ------------              -----------

INVESTING ACTIVITIES
  Sale of investment.......................................       9,600,000                      ---
  Cash paid in connection with business combination........      (1,088,432)                     ---
  Overdraft bank balances assumed in business combination..        (451,414)                     ---
  Capital expenditures.....................................         (18,350)              (3,728,504)
                                                               ------------              -----------
            Net cash provided by (used in)
              investing activities.........................       8,041,804               (3,728,504)
                                                               ------------              -----------

FINANCING ACTIVITIES
  Proceeds from bank borrowings............................      21,000,000                5,719,933
  Principal payments of bank borrowings....................     (30,692,841)              (1,119,643)
  Partnership distributions................................      (1,132,735)              (2,689,971)
  Payment of  debt financing costs.........................         (83,020)                     ---
  Preferred stock dividend.................................        (215,921)                     ---
                                                               ------------              -----------
            Net cash provided by (used in)
              financing activities.........................     (11,124,517)               1,910,319
                                                               ------------              -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS..................        (528,505)                 (33,383)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD......................................         710,762                  752,138
                                                               ------------              -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD............................................    $    182,257              $   718,755
                                                               ============              ===========

See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30 ,1995
                                  (Unaudited)

                                                Preferred Stock            Common Stock
                               Partner's   -----------------------  ------------------------    Additional
                                Capital      Number                   Number                      Paid-In       Accumulated
                               (Deficit)    of shares    Par Value   of shares     Par Value      Capital         Deficit
                             -----------   ----------   ----------  ----------    ----------    -----------     -----------
BALANCE AT JANUARY 1,1995..  $(2,081,217)        ---           ---         ---           ---            ---           ---
Partnership distributions..   (1,229,344)        ---           ---         ---           ---            ---           ---
Business Combination.......    3,310,561   1,098,710     1,098,710  39,530,452     7,906,090        258,539           ---
Unrealized appreciation of           ---         ---           ---         ---           ---            ---           ---
 marketable securities
 available for sale........
Preferred stock dividend...          ---         ---           ---         ---           ---            ---      (107,960)
Net income.................          ---         ---           ---         ---           ---      1,032,562      (325,096)
                             -----------   ---------    ----------  ----------    ----------     ----------     ---------
BALANCE AT SEPTEMBER 30,
 1995......................  $       ---   1,098,710    $1,098,710  39,530,452    $7,906,090     $1,291,101     $(433,056)
                             ===========   =========    ==========  ==========    ==========     ==========     =========

                              Unrealized
                               Gain on          Total
                              Marketable    Stockholders'
                              Securities   Equity (Deficit)
                             -----------   ----------------
BALANCE AT JANUARY 1,1995..          ---     (2,081,217)
Partnership distributions..          ---     (1,229,344)
Business Combination.......          ---     12,573,900
Unrealized appreciation of
 marketable securities
 available for sale........       84,400         84,400
Preferred stock dividend...          ---       (107,960)
Net income.................          ---        707,466
                             -----------     ----------
BALANCE AT SEPTEMBER 30,
 1995......................  $    84,400     $9,947,245
                             ===========     ==========

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

MARKETABLE SECURITIES - Under Statement of Financial Accounting Standards No. 115, the Company is required to segregate any debt and equity securities it might hold into one of the following categories: trading, available-for-sale or held-to-maturity. Trading securities and available-for-sale securities are carried at their fair values. Changes in the fair values of trading securities are recorded in the statement of operations. Changes in the fair value of available-for-sale securities are recorded as a component of stockholders' equity until such securities are sold. Held-to-maturity securities are carried at cost adjusted for amortized premium or discount.

The Company has classified its marketable securities as "available-for-sale".

INVESTMENT IN PIPELINE JOINT VENTURE - The Company's investment consists of a 20% interest in an intrastate natural gas pipeline joint venture. The Company's carrying basis in the investment was established at August 15, 1995 (fair value) and is being amortized on a basis which matches the amortization with the monthly maximum average contract quantities over the remaining term of the joint venture which is estimated to terminate in 2000.

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

NOTE D - PATRICK ASSETS AND LIABILITIES ACQUIRED

On August 15, 1995, the Company recorded the combination transactions which effect was primarily the recording of the assets and liabilities of Patrick at their fair value. Such amounts were as follows:

     Cash overdraft                               $   (451,414)
     Marketable securities                             759,600
     Accounts receivable                               676,040
     Prepaid expenses and other current assets          12,745
     Investment in Penske Corporation                9,600,000
     Investment in pipeline joint venture            5,079,754
     Property and equipment                         10,780,422
     Accounts payable                                  (27,627)
     Accrued liabilities                              (688,070)
     Reserve for contingent liabilities               (750,000)
     Long term debt                                (10,626,118)
     Other liabilities                                (703,000)
                                                  ------------
                                                  $ 13,662,332
                                                  ============

As discussed in Note B to the consolidated financial statements, the Company accounted for the business combination in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. Accordingly, the net assets and liabilities of Patrick have been recorded based on estimates of fair value as of August 15, 1995.

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

The credit facility requires minimum net worth and debt service ratios be maintained by the Company. On November 13, 1996, the bank amended the minimum net worth covenant which lowered the minimum net worth requirement to $11,000,000 plus 50% of net income subsequent to September 30, 1995. On March 26, 1996, the bank amended the minimum net net worth covenant which lowered the minimum net worth requirement to $8,500,000 plus 50% of net income subsequent to September 30, 1995.

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

NOTE H - PRO FORMA FINANCIAL INFORMATION

Selected results of operations on a pro forma basis as if the combination transactions had occurred on January 1, 1995 and January 1, 1994, respectively, are as follows:

                                                   For the nine months ended
                                                          September 30,
                                                   -------------------------
                                                      1995           1994
                                                   ----------     ----------

     Revenues                                      $7,089,300     $7,035,909
     Income before extraordinary item               2,414,688      4,496,866
     Net income                                     1,931,782      4,496,866
     Income applicable to common stock              1,245,861      3,791,866
     Income per share before extraordinary item           .04            .10
     Income per common share                       $      .03     $      .10

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

NOTE I - COMMITMENTS AND CONTINGENCIES

The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The EPA has estimated that the total cost of long-term clean-up of the site will be approximately $15.4 million with the Company's percentage of responsibility to be approximately 3.09%. As of September 30, 1995, the Company has paid approximately $115,000 in costs related to this matter and has an accrual for an additional $400,000 for the remaining liability. The EPA and PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated by the EPA. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently accrued for this liability.

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

Additionally, the Company assumed approximately 1,465,000 options to purchase common stock from Patrick with an average exercise price of $2.25 per share and assumed approximately 200,000 options with exercise prices ranging from $2.50 to $3.00 pe share.

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                      Condition and Results of Operations
                      -----------------------------------


Background of Business Combination and Basis of Presentation
- ------------------------------------------------------------

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

Changes in Financial Position (September 30, 1995 versus December 31, 1994)
- ---------------------------------------------------------------------------

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

The September 30, 1995 balance sheet reflects the Company's investment in marketable securities and investment in a pipeline joint venture which were assets held by Patrick. Net property and equipment reflects an increase of approximately $10,000,000 due to the addition of oil and gas properties of Patrick which were recorded at the fair value on August 15, 1995 offset by depletion, depreciation and amortization for the nine months ended September 30, 1995.

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

The September 30, 1995 balance sheet reflects $891,059 in accrued liabilities and $610,471 in other liabilities. Included in these amounts are the current ($415,000) and long-term ($610,471) portions of the Company's obligation under consulting agreements with the Company's chairman and his son, a former employee of Patrick.

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

Due to La/Cal being a partnership and its recorded liabilities exceeding its assets, the December 31, 1994 balance sheet reflects an amount for partners' deficit of $2,081,217. The September 30, 1995 balance sheet reflects stockholder equity accounts of the Company, a corporation. Convertible preferred stock of Patrick was converted into preferred stock of Goodrich and recorded at its par value of $1,098,710. Common stock reflects 39,530,452 shares issued in the merger transactions at $.20 per share par value. The September 30, 1995 additional paid in capital balance is the result of the effects of the combination transactions, primarily the elimination of partners' deficit of La/Cal issuance of the Company's common and preferred stock, and the recording of Patrick's assets and liabilities at fair value.

Retained earnings at September 30, 1995 reflect only the operations of the Company since August 15, 1995, the date the combination transactions.

Changes in Results of Operations
- --------------------------------

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

Nine months ended September 30, 1995 versus nine months ended September 30, 1994
- - Operating revenues in 1995 amounted to $3,696,485 and were $40,601 (1%) lower than 1994 due to lower oil and gas sales which was primarily due to lower average gas prices for the period (see volume and price table below). This was partially offset by the revenues from the pipeline joint venture which was acquired from Patrick and contributed $113,937 in 1995.

                         1995                      1994
               -------------------------  -------------------------
               Production  Average Price  Production  Average Price
               ----------  -------------  ----------  -------------

 Gas (MCF)      1,764,583     $ 1.57      1,650,577       $ 1.95

 Oil (BBLS)        49,066     $16.72         25,267       $16.10

Lease operating expense and production taxes were $50,123 or 10% higher and depletion, depreciation and amortization was $148,822 or 20% higher than 1994 due to the inclusion of the combined entities subsequent to August 15, 1995.

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

The statements of operations reflect no income taxes due to: 1) the individual partners of La/Cal being responsible for such taxes for the periods containing the operations of La/Cal only (see Note J to consolidated financial statements for pro forma income tax information) and 2) the Company incurring a loss for the period from August 15, 1995 through September 30, 1995, as a result of the extraordinary item.

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

                         1995                       1994
                -------------------------  -------------------------
                Production  Average Price  Production  Average Price
                ----------  -------------  ----------  -------------

  Gas (MCF)       584,637       $ 1.49       745,832       $ 1.90

  Oil (BBLS)       32,717       $16.67        12,543       $17.05

Lease operating expense and production taxes were approximately the same in 1995 as in 1994 as La/Cal expenses were less than in 1994. Depletion, depreciation and amortization was $163,225 or 48% higher than 1994 due to the inclusion of the merged entities subsequent to August 15, 1995 which included depletion, depreciation and amortization on the assets acquired from Patrick (at fair value bases).

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

The statement of operations reflect no income taxes due to: 1) the individual partners of La/Cal being responsible for such taxes for the periods containing the operations of La/Cal only (see notes to consolidated financial statements for pro forma income tax information) and 2) the Company incurring a loss for the period from August 15, 1995 through September 30, 1995, as a result of the extraordinary item.

In connection with the combination transactions, the Company paid off La/Cal's General Obligation Notes and the related unamortized debt financing costs of $482,906 were charged to operations as an extraordinary item in the third quarter of 1995.

The Company assumed Patrick's Convertible Preferred Stock and has incurred related dividends of $107,960 from August 15, 1995 to September 30, 1995.

Liquidity and Capital Resources (Nine months ended September 30, 1995 versus
- ----------------------------------------------------------------------------
 nine months ended September 30, 1994)
 -------------------------------------

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

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     None

Item 2.  Changes in Securities.

     The Company's credit facility requires minimum net worth and debt service ratios be maintained by the Company. Accordingly, the Company had $1,137,287 available for the payment of dividends at September 30, 1995.

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



                                               Goodrich Petroleum Corporation
                                           -------------------------------------
                                               Goodrich Petroleum Corporation



        March 28, 1996                           /s/ Walter G. Goodrich
- --------------------------------           -------------------------------------
            Date                            Walter G. Goodrich, President and
                                              Chief Executive Officer


        March 28, 1996                           /s/ Roland L. Frautschi
- --------------------------------           -------------------------------------
            Date                            Roland L. Frautschi, Vice President,
                                             Chief Financial Officer
                                             and Treasurer
                                                (Principal Financial Officer)