Form 10-K
period 1995-12-31
GOODRICH PETROLEUM CORP
filed 1996-04-01
CIK 943861

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                    For Fiscal Year Ended December 31, 1995
                        Commission file number 33-58631

                        GOODRICH PETROLEUM CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              76-0466913
       (STATE OF INCORPORATION)              (I.R.S. IDENTIFICATION NO.)


      5847 SAN FELIPE, SUITE 700
            HOUSTON, TEXAS                              77057
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

     Registrant's telephone number, including area code is (713) 780-9494

                                                          NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                  ON WHICH REGISTERED
      -------------------                                -----------------------
             Securities registered pursuant to Section 12(b) of the Act:
      Common Stock, $0.20 par value..................... New York Stock Exchange
             Securities registered pursuant to Section 12(g) of the Act:
      Series A Preferred Stock, $1.00 par value.........         NASDAQ

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At March 15, 1996, there were 41,804,510 shares of Goodrich Petroleum Corporation common stock outstanding. The aggregate market value of shares of common stock held by non-affiliates of the registrant as of March 15, 1996 was approximately $24,490,000 based on a closing price of $.8125 per share on the New York Stock Exchange on such date.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENT                  PART/ITEM OF INCORPORATION
               --------                  --------------------------
       Proxy Statement for the         Part III, Item 10, 11, 12, 13
  1996 Annual Meeting of Shareholders

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

                                    General

  Goodrich Petroleum Corporation and subsidiaries (Goodrich) is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas in the onshore portions of the United States, primarily the states of Louisiana and Texas. In addition to its oil and gas activities, Goodrich owns a 20% non-operated interest in a natural gas pipeline joint venture and an equity interest in Marcum Natural Gas Services (Marcum), a publicly held diversified provider of products and services to the natural gas industry.

  Goodrich and its subsidiaries are the result of a business combination on August 15, 1995 between La/Cal Energy Partners (La/Cal) and Patrick Petroleum Company and subsidiaries (Patrick). La/Cal was a privately held independent oil and gas partnership formed in July 1993 and engaged in the development, production and acquisition of, oil and natural gas primarily in Southern Louisiana. Patrick was a publicly traded independent oil and gas company engaged in the acquisition of producing properties and the exploration, development and production of oil and gas in the continental United States. Patrick's oil and gas operations and properties were primarily located in West Texas and Michigan at the time of the combination, with additional operations and properties in certain western states.

  The combination transactions were accounted for as a purchase business combination in accordance with Accounting Principles Board Opinion No 16, Business Combinations whereby La/Cal was deemed to be the acquiror and Patrick the acquiree. Accordingly, the consolidated financial statements and other operating data presented herein reflect the operations of La/Cal on a stand alone basis for periods prior to August 15, 1995, whereas such information reflects the operations of the combined entities for periods subsequent to August 15, 1995.

  The Company's principal executive offices are located at 5847 San Felipe, Suite 700 Houston, Texas 77057. The Company also has offices in Shreveport, Louisiana. At March 1, 1996, the Company had 11 employees.

                     Oil and Gas Operations and Properties

  At December 31, 1995, Goodrich had estimated proved reserves of approximately 940.15 Mbbls of oil and condensate and 18.88 Bcf of natural gas, or an aggregate of 24.52 Bcfe with a pre-tax present value of future net revenues, discounted at 10% of $30.4 million, of which approximately 85% are classified as proved developed.

  The Company owns working and overriding royalty interests in 81 oil and gas wells located in 41 active fields in 9 states.

Louisiana

  Substantially all of the Company's proved natural gas reserves are in the Southern Louisiana producing region. The Southern Louisiana producing region refers to the geographic area which covers the onshore and in-land waters of South Louisiana lying in the southern one-half of the state of Louisiana.

  The South Louisiana producing region is one of the world's most prolific oil and natural gas producing sedimentary basins. The region generally contains sedimentary sandstones which are of high qualities of porosity and permeabilities. There are a myriad of types of reservoir traps found in the region. These traps are generally formed by faulting, folding and subsurface salt movement or a combination of one or more of these. Salt movement has resulted in a large number of shallow piercement salt domes as well as deeper movements, which have resulted in both large and small anticlinal structures.

  The formations found in the South Louisiana producing region range in depth from 1,000 feet to 20,000 feet below the surface. These formations range from the Sparta and Frio formations in the Northern part of the region to Miocene and Pleistocene in the Southern part of the region. The Company's production comes predominately from Miocene and Frio age formations.

  Pecan Lake Field. The Pecan Lake field was discovered in 1944 by the Superior Oil Company. Geologically, the field is comprised of a relatively low relief four-way closure and multiple stacked pay sands. The Pecan Lake field comprises approximately 870 gross leased acres in Cameron Parish, Louisiana, approximately 42 miles southeast of Lake Charles, Louisiana. The field has produced from over 15 Miocene sands ranging in depths from 7,500 to 11,800 feet, which have been predominately gas and gas condensate reservoirs. These sand reservoirs are characterized by generally widespread development and strong waterdrive production mechanisms. The field has produced in excess of 343 Bcf of gas and 590,000 barrels of condensate. All the field production to date has come from reservoirs which are of normal pressure.

  In May 1992, La/Cal entered the Pecan Lake field under a farmout arrangement with Mobil, whereby Mobil retained a one-eighth overriding interest in the prospectively developed wells subject to the farmout. In April 1993, La/Cal leased an additional 133.24 gross acres in the Pecan Lake field from Miami Corp. for approximately $62,000. In March 1994, La/Cal acquired (i) all of Mobil's interest in La/Cal's actual and prospectively drilled wells, (ii) a 43.10% working interest in Mobil's Miami Corp. S13, B15 and B16 wells, and
(iii) a 2.26% overriding royalty interest in Mobil's Cutler #1 wells for approximately $2.11 million. Pecan Lake consists of seven well completions through six well bores. The Company's working interests range from approximately 43.11% to 47.38%. The Company's average daily production at Pecan Lake was 37.02 Bbls of oil and and/or condensate and 3.14 Mmcf of natural gas during 1995. As of January 1, 1996, the Company's interests in the Pecan Lake field had proved reserves of 104.66 Mbbls of oil and condensate and
9.97 Bcf of natural gas.

  Lake Charles Field. The Lake Charles field was discovered by the California Company (Chevron) in 1959. Geologically, the field consists of an upthrown structural closure that is bounded to the South by an East-West trending down to the South fault. The Lake Charles field currently consists of three producing wells located on approximately 443 gross leased acres in Calcasieu Parish, Louisiana, and adjacent to the City of Lake Charles, Louisiana. The field has produced from five different formations which are all Frio age sandstones. These formations range in depth from 7,500 feet to 9,100 feet. The field has produced from reservoirs which have had both waterdrive and pressure depletion mechanisms. The Lake Charles field has produced, in excess of 17.3 Bcf of gas and 366,000 barrels of condensate from seven different wells. All of the production to date has come from normally pressured reservoirs.

  La/Cal acquired a working interest in the Glasscock-Chapman #1 well and leased additional acreage outside the Glasscock-Chapman #1 unit from Chevron and two smaller working interest owners for $105,483 in February 1992. Since then, La/Cal has leased an additional 206 gross acres from several smaller landowners for approximately $155,000. On December 1, 1993, La/Cal acquired a 50% working interest from Foster-Brown Company in the Nickerson Fee well and an additional 2.73% working interest in the City of Lake Charles #1 well for $1,250,000. Currently, the Company owns working interests that range from 29.24% to 50.00% in the five producing wells in the Lake Charles field. The Company's average total daily production at the Lake Charles field was 36.06 Bbls of oil and condensate and 2.11 Mmcf of natural gas during 1995. As of January 1, 1996, the Company's interest in the Lake Charles field had proved developed reserves of 149.96 Mbbls of oil and 2.08 Bcf of natural gas.

  Other. The Company maintains ownership interests in acreage and wells in several additional fields, including the (i) Opelousas field, located in St. Landry Parish, Louisiana (ii) Ada field, located in Bienville Parish, Louisiana, and (iii) Calhoun field, located in Ouachita Parish, Louisiana.

Texas

  Goodrich has oil and gas properties in West Texas as a result of former Patrick holdings and operations.

  Patrick's primary exploration focus in this area was toward the development of economic drilling targets using three dimensional ("3-D") seismic technology. Recent industry advances in high-resolution 3-D seismic technology have facilitated an improvement in the success rate for exploration of smaller but prolific reefs. This has been accomplished by 3-D imaging the optimum drilling locations on these prospects, therefore minimizing edge and marginal well completions and improving the overall recoveries per well. Patrick participated in over 375 squares miles of 3-D seismic acquisition in West Texas, and drilled Pennsylvanian ("Penn") Reef and Fusselman prospects generated by this technology. The Company owns two Geoquest work stations, which are being utilized to interpret and map its 3-D data.

  The Company's most significant West Texas producing properties are located in Sean Andrew Field, Dawson County, Texas. The Company's average net daily production at Sean Andrew Field was 419.10 Bbls of oil and .18 Mmcf of natural gas from August 15, 1995 through December 31, 1995. The Sean Andrew Field has produced in excess of 325,000 Bbls of oil and .12 Bcf of gas gross to the working interest owners.

  In addition to the West Texas interests, the Company maintains ownership interests in acreage and wells in several additional fields including the (i) North Rich Ranch field, located in Liberty County, Texas, (ii) North Bammel field, located in Harris County, Texas, (iii) Carthage (Bethany) field, located in Panola County, Texas and (iv) Oakhurst field, located in San Jacinto County, Texas.

Oil and Natural Gas Reserves

  The following table sets forth summary information with respect to the Company's proved reserves as of January 1, 1996, as estimated by the Company by compiling the reserve information prepared by several engineering firms and the Company internally.


                                                NET RESERVES
                                           ----------------------
                                                                     PRESENT
                                                                    VALUE OF
                                                                     FUTURE
                                                                       NET
                                             OIL    GAS             REVENUES
      CATEGORY                             (MBBLS) (BCF) BCFE (1) (IN MILLIONS)
      --------                             ------- ----- -------- -------------
Proved Developed Producing (Pre-tax)...... 725.06  10.27  14.62      $ 21.67
Proved Developed Non-Producing (Pre-tax).. 195.50   3.54   4.71         4.03
Proved Undeveloped (Pre-tax)..............  19.59   5.07   5.19         4.66
                                           ------  -----  -----      -------
    Total Proved (Pre-tax)................ 940.15  18.88  24.52      $ 30.36
                                           ======  =====  =====      =======
Standardized Measure of Discounted Future
Net Cash Flows............................                           $ 26.88
                                                                     =======

- --------
(1)Estimated by the Company using a conversion ratio of 1.0 Bbl/6.0 Mcf.

  There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of crude oil, condensate and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all differ from those assumed in these estimates. Therefore, the Present Value of Future Net Revenues amounts shown above should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties.

  In accordance with the Commission's guidelines, the engineers' estimates of future net revenues from the Company's properties and the Present Value of Future Net Revenues thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The weighted average prices as of December 31, 1995 used in such estimates were $2.01 per Mcf of natural gas and 17.90 per Bbl of crude oil/condensate.

Productive Wells

  The following table sets forth the number of active well bores in which the Company maintains ownership interests as of December 31, 1995:

                                                               GROSS (1) NET (2)
                                                               --------- ------
      Louisiana--Pecan Lake...................................    7.00    3.15
      Louisiana--Lake Charles.................................    3.00    1.06
      Texas--Sean Andrew......................................    6.00    2.24
      Other...................................................   60.00    9.70
                                                                 -----   -----
          Total Productive Wells..............................   76.00   16.15
                                                                 =====   =====

- --------
(1)Does not include royalty or overriding royalty interests.
(2)Net working interest.

  Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. A gross well is a well in which the Company maintains an ownership interest, while a net well is deemed to exist when the sum of the fractional working interests owned by the Company equals one.

Acreage

  The following table summarizes the Company's gross and net developed and undeveloped natural gas and oil acreage under lease as of December 31, 1995. Acreage in which the Company's interest is limited to royalty or overriding royalty interest is excluded from the table.

                                                                GROSS     NET
                                                                -----     ---
      Developed acreage
        Louisiana--Pecan Lake Field..........................    870.63   400.10
        Louisiana--Lake Charles Field........................    443.00   182.70
        Texas--Sean Andrew Field.............................    240.00    89.77
        Other................................................  3,557.02   969.31
      Undeveloped acreage.................................... 12,153.37 3,159.78
                                                              --------- --------
          Total.............................................. 17,264.02 4,801.66
                                                              ========= ========

  Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil, regardless of whether or not such acreage contains proved reserves. As is customary in the oil and gas industry, the Company can retain its interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases, or by payment of delay rentals during the remaining primary term of such a lease. The natural gas and oil leases in which the Company has an interest are for varying primary terms; however, most of the Company's lease acreage is beyond the primary term and is held by producing natural gas and/or oil wells.

  The Company participated in several farmout agreements with other owners of natural gas and oil leases and is actively leasing acreage in Louisiana and Texas.

Operator Activities

  Goodrich Petroleum is the operator of record of every producing well in the Pecan Lake field except the Cutler #1 well. Goodrich Petroleum is the operator of the J.C. Nickerson #1 and Ursla Bracey #1 wells, while Samson Resources Company operates the remainder of the wells in the Lake Charles field.

  Goodrich Petroleum operates a majority in value of the Company's producing properties, and will seek to become the operator of record concerning properties it drills or acquires in the future.

Drilling Activities

  The following table sets forth the drilling activity of the Company since 1992. This information reflects La/Cal's operations on a stand alone basis prior to August 15, 1995. (As denoted in the following table, "Gross" wells refers to wells in which a working interest is owned, while a "net" well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one.)

                                                 YEAR ENDED DECEMBER 31
                                        ----------------------------------------
                                          1992      1993      1994       1995
                                        --------- --------- --------- ----------
                                        GROSS NET GROSS NET GROSS NET GROSS NET
                                        ----- --- ----- --- ----- --- ----- ----
Development Wells:
  Productive...........................  8.0  2.6  2.0  .87  1.0  .43  1.0   .38
  Non-Productive.......................  0.0  0.0  1.0  .08  1.0  .43  0.0   .00
                                         ---  ---  ---  ---  ---  ---  ---  ----
    Total..............................  8.0  2.6  3.0  .95  2.0  .86  1.0   .38
                                         ===  ===  ===  ===  ===  ===  ===  ====
Exploratory Wells:
  Productive...........................  0.0  0.0  0.0  0.0  0.0  0.0  1.0   .25
  Non-Productive.......................  0.0  0.0  0.0  0.0  0.0  0.0  2.0   .68
                                         ---  ---  ---  ---  ---  ---  ---  ----
    Total..............................  0.0  0.0  0.0  0.0  0.0  0.0  3.0   .93
                                         ===  ===  ===  ===  ===  ===  ===  ====
Total Wells:
  Productive...........................  8.0  2.6  2.0  .87  1.0  .43  2.0   .63
  Non-Productive.......................  0.0  0.0  1.0  0.8  1.0  .43  2.0   .68
                                         ---  ---  ---  ---  ---  ---  ---  ----
    Total..............................  8.0  2.6  3.0  .95  2.0  .86  4.0  1.31
                                         ===  ===  ===  ===  ===  ===  ===  ====

  Information prior to July 15, 1993 reflects pre-La/Cal formation drilling activity.

  During the periods 1993, 1994 and up to the business combination August 15, 1995. La/Cal was engaged in limited developmental drilling in the Pecan Lake and Lake Charles Fields. La/Cal did not drill any exploratory wells during the periods set forth above. The Company intends to maintain a more active exploratory and developmental drilling

Net Production, Unit Prices and Costs

  The following table presents certain information with respect to oil, gas and condensate production attributable to the Company's interests in all of its fields, the revenue derived from the sale of such production, average sales prices received and average production costs during each of the years ended December 31, 1995, 1994, 1993 and 1992.

                                            1995      1994     1993(1)   1992(1)
                                          --------- --------- -------   -------
Net Production:
  Natural Gas (Mcf)...................... 2,213,923 2,386,130 933,435   417,482
  Oil....................................   102,731    36,487   7,319     4,347
  Natural gas equivalents (Mcfe)......... 2,830,309 2,605,050 977,348   443,564
Average Net Daily Production:
  Natural gas (Mcf)......................     6,065     6,537   2,557     1,144
  Oil (Bbls).............................       281       100      20        12
  Natural gas equivalents (Mcfe).........     7,754     7,137   2,678     1,215
Average Sales Price Per Unit:
  Natural Gas (per Mcf)..................      1.72      1.85    2.02      1.94
  Oil (per Bbl)..........................     16.27     15.99   16.65     19.80
Other Data:
  Lease operating expense (per Mcfe).....       .22       .15     .23       .25
  Depreciation, depletion and
   amortization (per Mcfe)...............       .48       .40     .33       .65

- --------
(1) La/Cal ownership interest applied to pre La/Cal formation production.

Marketing

  Pecan Lake Field. Goodrich Petroleum's natural gas production is transported through various field gathering lines to a central facility in the field. The gathering lines, and the central facility, are owned proportionately by the working interest owners in the Pecan Lake field wells, which include Goodrich. From the central facility, Goodrich's gas production is delivered into a gas transmission line owned by Superior Offshore Pipeline Company ("SOPCO"). The gas production is then transported under a transportation agreement, between the operator and SOPCO, to the Trident N.G.L. Inc. plant ("Trident"). The gas production is then either processed by Trident, or bypassed to the Trident distribution point. This activity is covered by a processing agreement between the plant and the operator. This agreement provides in-part, that the plant can elect to process the operator's gas, but is required to deliver a volume of gas to the plant's distribution point, which is equal to the volume delivered by SOPCO at the plant inlet. This is referred to as a "keep-whole" agreement. At the plant tailgate, Goodrich's gas is delivered to one of the several pipeline interconnects available at the plant distribution point. These spot sales, or market-sensitive sales, are arranged by Seaber Corporation of Louisiana ("Seaber").

  In addition to the transmission lines available at the plant tailgate, there is also a line owned by SOPCO that provides access to Columbia Gulf Pipeline Company ("Columbia Gulf") and Texas Gas Transmission Company ("Texas Gas"). If the operator elects to access these pipelines, the transportation is covered under agreements between the operator and SOPCO for transportation to either Columbia Gulf or Texas Gas.

  From the central facility in Pecan Lake, Goodrich's gas condensate is delivered into a low pressure pipeline which is owned by Grand Lake Liquids Company ("Grand Lake"). The gas condensate is transported to the Grand Lake tank farm under an agreement between Goodrich and Grand Lake Liquids. Goodrich's gas condensate is sold to Mobil Oil Trading & Transportation Company at the Grand Lake tank farm. Pricing for the condensate is based on current market prices referred to as posted prices. Goodrich's contract with Mobil is a 30-day rollover agreement.

  Lake Charles Field. Goodrich's natural gas production is transported through a gathering line of approximately 2 miles in length to an interconnect with Koch Gateway Pipeline ("Koch"). This gathering line is owned proportionately by the working interest owners in the Lake Charles Field, which includes Goodrich. The gas is sold at the Koch pipeline interconnect, to various markets arranged by Seaber. Transportation on the Koch pipeline is arranged by the individual markets. Pricing for the condensate is based on current market prices referred to as posted price. The operators' contract with Seaber is based on a 30-day, rollover agreement.

  Sean Andrew Field Goodrich's oil production is gathered by pipeline and purchased by Mobil at a premium over the posted price. The gas is purchased by Pride Petroleum on a thirty day spot basis.

  Remaining Fields. Goodrich's natural gas production in its remaining fields is sold under spot or market-sensitive contracts and to various gas purchasers on short-term contracts. Goodrich's natural gas condensate in its remaining fields is sold under short-term rollover agreements based on current market prices.

  Customers. From July 15, 1993 through December 31, 1993 and during the year ended December 31, 1994, Tenneco Gas purchased 70% and 41%, respectively of La/Cal's oil and gas sales. During 1994, Seaber purchased 48% of La/Cal's oil and gas sales. During 1995, Seaber purchased 90% of the Company's gas sales and Mobil purchased 59% of the Company's oil sales.

  The Company has entered into an agreement with Natural Gas Ventures, L.L.C. ("NGV"), a Louisiana limited liability company, that affiliates of Goodrich Oil Company formed in August 1994, to operate as an agent for the purpose of marketing Goodrich Oil Company's and its contracting parties' natural gas. The Company and other contracting parties contribute natural gas to NGV, which NGV then markets to gas purchasers, pursuant to the Joint Venture Agreement between NGV and Seaber (described below). The Company can terminate this agreement on 60-days advance notice. The Company and the other contracting parties are entitled to participate, on a pro rata basis, in any net profits or equity benefits received by NGV under its Joint Venture

Agreement with Seaber, provided the Company and the other contracting parties have not terminated the agreement and are delivering gas under the agreement at the time the net profits and equity interest are earned. The Company believes its contract with NGV allows it to realize higher prices for its contributed gas because of the greater market power associated with larger volumes of gas than the Company would have for sale on a stand-alone basis.

  NGV has entered into a natural gas marketing joint venture agreement (the "Joint Venture Agreement") with Seaber whereby Seaber acts as agent for NGV in its gas marketing efforts. Pursuant to the Joint Venture Agreement, Seaber arranges short-term gas sales contracts on behalf of NGV with gas purchasers, and NGV delivers to Seaber sufficient gas quantities to fulfill NGV's contractual obligations. NGV can terminate the Joint Venture Agreement on a 60-days advance notice. During the term of the Joint Venture Agreement, on a calendar year basis, NGV has the option to share in 50 percent of all Seaber's' net profits provided that NGV meets certain scheduled delivery requirements. Each year, twenty-five percent of NGV's share of Seaber net profits is retained by Seaber as an account payable, which Seaber uses as additional working capital. At the end of the term of the Joint Venture Agreement, and subject to delivering scheduled volumes of gas, NGV can elect to convert its cumulative accounts payable into fifty percent of the outstanding Seaber common stock or can choose to receive the payable in cash.

  As set forth above, provided certain conditions are met, NGV will distribute the Seaber net profits and equity interests if any, to its contracting parties on a pro rata basis.

                      Natural Gas Pipeline Joint Venture

  Pecos Pipeline & Producing Company ("Pecos"), one of the Company's subsidiaries, has a 20% interest in a joint venture with Ferguson Crossing Pipeline Company, now Southwestern Gas Gathering, Inc. ("Southwestern") a subsidiary of Mitchell Energy and Development Company, relating to an intrastate pipeline. Pecos and its related facilities are located in Leon and Madison Counties, Texas. The pipeline and related facilities are referred to as the "Pecos Pipeline Systems". Southwestern acts as the manager of the joint venture and the net proceeds are distributed to the venturers on a monthly basis, subject to the retention of one month of working capital.

  In September, 1993, the same parties created another joint venture for the purpose of separating the gas contract from the physical pipeline. The joint venture participants are National Marketing Company, which is a subsidiary of the Company, and Mitchell Marketing Company. This joint venture is known as "Madison Gas Marketing Services" ("Madison Gas").

  The joint ventures were established for the purposes of buying and/or transporting gas from producers and other pipelines under various contracts at various receipt points and delivering or reselling the gas to Lone Star Gas Company ("Lone Star") under the terms and conditions of a premium priced/fixed volume 20-year contract dated October 1, 1981. On August 31, 1994, effective November 1, 1994, Madison Gas entered into a settlement agreement for the remaining term of the contract providing for (i) a total fixed contract quantity of 23,826,560 Mmbtu, (ii) a monthly average daily contract quantity not to exceed 18,000 Mmbtu during the months of November through March, (iii) a monthly average daily contact quantity not to exceed 7,000 Mmbtu during the months of April through October, (iv) an average annual gross profit margin of $1.74 per Mmbtu less operating expenses and (v) six additional delivery points. The Lone Star contract terminates at some time between May and October, 2001 depending upon the monthly average daily contract quantities taken under the settlement agreement.

                   Investment in Marcum Natural Gas Services

  The Company presently owns 675,200 shares of the common stock of Marcum, or approximately 5.8% of the Marcum common stock outstanding. The Company also owned 1,260,000 Marcum common stock purchase warrants exercisable at a price of $4.00 per share. The warrants expired on February 13, 1996.

                                  Competition

  The oil and gas industry is highly competitive. Major and independent oil and gas companies, drilling and production acquisition programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate those properties. Many competitors have financial resources substantially greater than those the Company has, and staffs and facilities substantially larger than those of the Company. The availability of a ready market for the oil and gas production of the Company will depend in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations.

                                  Regulations

  The availability of a ready market for any natural gas and oil production depends upon numerous factors beyond the Company's control. These factors include regulation of natural gas and oil production, federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of natural gas and oil available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be "shut-in" because of an oversupply of natural gas or the lack of an available natural gas pipeline in the areas in which the Company may conduct operations. State and federal regulations generally are intended to prevent waste of natural gas and oil, protect rights to produce natural gas and oil between owners in a common reservoir, control the amount of natural gas and oil produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies as well.

Federal Regulation of Natural Gas

  The Federal Energy Regulatory Commission ("FERC") regulates the transportation and resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (the "NGA"). Since 1978, the Natural Gas Policy Act of 1978 (the "NGPA") has regulated maximum selling prices of certain categories of gas in either interstate or intrastate commerce. FERC also administers the NGPA. Under the Natural Gas Wellhead Decontrol Act of 1989, however, most regulation and control of natural gas have been eliminated. None of the remaining areas of regulation under the NGA and NGPA have a direct effect on the Company's operations. There can be no assurance, however, that the Company's production of natural gas will not be subject to federal regulation in the future.

  In April 1992, subsequently as amended, FERC issued Order 636, a rule which restructures the interstate natural gas transportation and marketing system to ensure that direct sales of gas by producers or marketers receive pipeline service comparable to pipeline gas sales. FERC Order 636 is intended to provide "open access" to producers for transportation of gas on ten interstate pipeline systems.

Environmental Regulation

  Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of their effect on oil and gas development, exploration and production operations. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations but, inasmuch as such laws and regulations are frequently changed by both federal and state agencies, the Company is unable to predict the ultimate cost of continued compliance. Additionally, see existing EPA matters discussed in
Item 3--Legal Proceedings.

State Regulation of Oil and Gas Production

  State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. In addition, there are state statutes, rules and regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company's properties and may restrict the number of wells that may be drilled on a particular lease or in a particular field. (There are currently discussions in several states relating to the imposition of limitations on annual natural gas productions rates.)

ITEM 3. LEGAL PROCEEDINGS.

  The U. S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The EPA has estimated that the total cost of long-term clean-up of the site will be approximately $15.4 million, with the Company's percentage of responsibility to be approximately 3.09%. As of December 31, 1995, the Company has accrued approximately $400,000 for this liability. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated by the EPA. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the cleanup to the Company could be significantly higher than the amount presently accrued for this liability.

  The Company is party to additional lawsuits arising out of the normal course of business. However, the Company has defended and intends to continue to defend these actions vigorously and believes, based on currently available information, that adverse results or judgments if any, in excess of insurance coverage or amounts already provided, will not be material to the financial position or results of operations of the Company and its consolidated subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock is traded on the New York Stock Exchange.

  At March 22, 1996, the number of holders of record of the Company's common stock without determination of the number of individual participants in security position was 3,837 with 41,804,510 shares outstanding. High and low sales prices for the Company's common stock for each quarter during the calendar years 1995 and 1994 are as follows:

                                                              1995         1994
                                                           ------------- --------
      QUARTER ENDED                                        HIGH     LOW  HIGH LOW
      -------------                                        ----    ----- ---- ---
      March 31............................................ N/A       N/A N/A  N/A
      June 30............................................. N/A       N/A N/A  N/A
      September 30........................................  1 3/8  15/16 N/A  N/A
      December 31.........................................  1 1/4    3/4 N/A  N/A

  Prices from periods prior to the business combination (August 15, 1995) are not applicable due to La/Cal being a privately held partnership.

  The Company has not paid a cash dividend on its Common Stock and does not intend to pay such a dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected Statement of Operations Data:

                                                           PERIOD FROM    PERIOD FROM
                                        YEAR ENDED        JULY 15, 1993 JANUARY 1, 1993   YEAR ENDED
                                       DECEMBER 31,          THROUGH        THROUGH      DECEMBER 31,
                                  ----------------------  DECEMBER 31,     JULY 14,     ---------------
                                     1995        1994         1993          1993(A)     1992(A) 1991(A)
                                  ----------- ----------  ------------- --------------- ------- -------
Revenues........................  $ 6,174,412  5,013,446    1,068,404       947,000     896,000 244,000
Costs and Expenses..............    5,037,101  2,998,628      574,220       137,000     173,000  55,000
Income Before Extraordinary
 Item...........................    1,137,311  2,014,818      494,184
Extraordinary Item--
  Early Extinguishment of Debt..      482,906         --           --
Net Income......................  $   654,405  2,014,818      494,184

  Selected Balance Sheet Data:

                                              DECEMBER 31,
                                  -------------------------------------
                                     1995        1994         1993
                                  ----------- ----------  -------------
Total Assets....................  $22,382,716  8,230,496    5,371,000
Long-Term Debt..................    9,750,000  8,250,000    4,700,000
Stockholders' Equity (Deficit)..  $ 9,662,812 (2,081,217)    (989,000)

- --------
(a) La/Cal Energy Partners was organized on July 15, 1993. Statement of operations data, other than revenues and costs and expenses for the years ended December 31, 1992 and 1991 and for the period from January 1, 1993 through July 14, 1993, is not presented as the properties for which such revenues and expenses relate were not maintained as a separate business unit and assets, liabilities or indirect operating costs applicable to the properties were not segregated by the owners prior to the formation of La/Cal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Background of Business Combination and Basis of Presentation

  On August 15, 1995, the transactions contemplated by the Agreement and Plan of Merger among Patrick Petroleum Company ("Patrick"), La/Cal Energy Partners ("La/Cal"), Goodrich Petroleum Corporation (the "Company"), and Goodrich Acquisition, Inc. were completed. The Agreement provided for a combination of Patrick and La/Cal, as a result of which the businesses previously conducted by Patrick and La/Cal are now conducted by the Company, which is a Delaware corporation formed for the purpose of consummating such transactions, and its subsidiaries. The combination of Patrick and La/Cal was effected primarily by two concurrent transactions: (a) the contribution by La/Cal of all of its assets and liabilities (excluding cash and accounts receivable accrued prior to March 1, 1995, and interest thereon) to the Company in exchange for 19,765,226 shares of the Company's common stock (the "Common Stock") and (b) the merger of Goodrich Acquisition with and into Patrick (the "Merger") whereby (i) each outstanding share of Patrick common stock ("Patrick Common Stock") was converted into one share of Common Stock; (ii) each outstanding share of Patrick Series B Convertible Preferred Stock was converted into one share of the Company's Series A Convertible Preferred Stock (except for 76,290 shares for which appraisal rights were preserved) and (iii) Patrick, the surviving corporation in the Merger, became a wholly-owned subsidiary of the Company. Effective January 31, 1996, the preferred shares under appraisal rights were reinstated.

  The combination transactions were accounted for as a purchase business combination in accordance with Accounting Principles Board Opinion No. 16, Business Combinations whereby La/Cal was deemed to be the acquiror and Patrick the acquiree. Accordingly, on August 15, 1995, the Company recorded the assets and liabilities of Patrick at fair value, whereas the assets and liabilities of La/Cal are reflected at historical book value. The consolidated financial statements reflect the operations solely of La/Cal for periods prior to August 15, 1995, whereas such financial statements reflect the operations of the combined entities for periods subsequent to August 15, 1995. As a result, comparison of the current and prior period financial statements presented are significantly impacted by the combination transactions and, accordingly, are not necessarily indicative of future operating results.

  Prior to the combination transactions, La/Cal was a privately owned Louisiana general partnership which was formed on July 15, 1993, by the contribution of certain oil and gas properties owned by the partners.

 Changes in Financial Condition (December 31, 1995 versus December 31, 1994)

  As noted above, the balance sheet presented as of December 31, 1994 reflects the assets and liabilities of La/Cal only whereas the balance sheet as of December 31, 1995 reflects the assets and liabilities of the combined entities. Variances in significant asset, liability and equity accounts are addressed in the following paragraphs.

  The December 31, 1995 balance sheet reflects the Company's investment in marketable equity securities and investment in a pipeline joint venture which were assets held by Patrick. Property and equipment reflects an increase of approximately $9,000,000, substantially due to the addition of oil and gas properties of Patrick which were recorded at their fair value on August 15, 1995, the acquisition date. December 31, 1995 amounts for accounts receivable and prepaid expenses are the result of the activities of the Company subsequent to the business combination. The reduction in deferred charges primarily represents the charge for the early extinguishment of La/Cal's debt as more fully discussed below.

  Included in the December 31, 1995 amount for accrued liabilities is $400,000 which is related to possible future amounts payable in the Company's role as a potentially responsible party for the cost of clean-up of "hazardous substances" at an oil field waste disposal site. This liability was a Patrick liability and was recorded by the Company as a part of the combination transactions.

  The December 31, 1995 balance sheet reflects $387,000 included accrued liabilities and $573,000 in other liabilities representing the current and long-term portions of the Company's obligation under consulting agreements with Patrick's former chairman and his son, a former employee of Patrick. Other changes in accrued expenses and accounts payable are the result of activities of the Company subsequent to the business combination.

  Long term debt as of December 31, 1995 represents the outstanding balance under the Company's credit facility with a bank. The original amount drawn under the facility immediately following the business combination was $21,000,000 but was reduced by $10,000,000 in September, 1995 primarily due to proceeds from the sale of the investment in the Penske Corporation (see Note G to the consolidated financial statements). This debt was further reduced during the fourth quarter of 1995 by $1,250,000 from proceeds from the sale of certain properties located in Michigan, Montana and North Dakota. Debt outstanding as of December 31, 1994 reflected amounts issued under La/Cal's 10% Senior Secured General Obligation Notes. This debt was paid off in connection with the combination.

  Due to La/Cal being a partnership and its recorded liabilities exceeding its assets, the December 31, 1994 balance sheet reflects an amount for partners' deficit of $2,081,217. The December 31, 1995 balance sheet reflects stockholder equity accounts of the Company, a corporation. Convertible preferred stock of Patrick was assumed as preferred stock of Goodrich and recorded at its par value of $1,098,710 in the business combination. This amount was reduced by $363,851 as the result of the October 1995 conversion of certain shares of preferred stock to common. Common stock reflects 39,530,452 shares issued in the business combination transactions at $.20 per share par value plus 2,274,058 shares as a result of the preferred stock conversion. The December 31, 1995, additional paid in capital balance is the result of the effects of the combination transactions, primarily the elimination of partners' deficit of La/Cal, issuance of the Company's common and preferred stock, and the recording of Patrick's assets and liabilities at fair value.

  Accumulated deficit at December 31, 1995 reflects only the operations less preferred stock dividends of the Company since August 15, 1995, the date of the combination transactions.

 Results of Operations

  As noted above, the consolidated statements of operations for the year ended December 31, 1994 and the period from July 15, 1993 through December 31, 1993 reflect the operations of La/Cal only, whereas the statement of operations for the year ended December 31, 1995 reflect the operations solely of La/Cal prior to the combination date (August 15, 1995) and the operations of the combined entities subsequent to the combination date. The consolidated statement of operations for the period from July 15, 1993 through December 31, 1993 reflects the income information for La/Cal for 1993 subsequent to its formation on July 15,1993. The statement of revenues and direct operating expenses of "Properties Contributed to La/Cal Energy Partners" presents the revenues and direct operating expenses of the properties contributed to La/Cal prior to its formation.

  Year ended December 31, 1995 versus year ended December 31, 1994--Revenues in 1995 amounted to $6,174,000 and were $1,161,000 (23%) higher than 1994 due to the inclusion of the combined entities subsequent to August 15, 1995, which produced higher oil and gas sales. This was primarily due to higher volumes of oil production for the period slightly offset by lower gas production and prices (see volume and price table below). Additionally, 1995 includes the revenues from the pipeline joint venture which was acquired from Patrick and contributed $573,000 in the period.

                                         1995                     1994
                               ------------------------ ------------------------
                               PRODUCTION AVERAGE PRICE PRODUCTION AVERAGE PRICE
                               ---------- ------------- ---------- -------------
      Gas (MCF)............... 2,213,923     $ 1.72     2,386,130     $ 1.85
      Oil (BBLS)..............   102,731     $16.27        36,487     $15.99

  Lease operating expense and production taxes were $345,000 or 50% higher due to the higher production volumes and depletion, depreciation and amortization was $603,000 or 52% higher than 1994 due to the addition of the Patrick properties subsequent to August 15, 1995, including the amortization of the pipeline joint venture.

  The Company recorded an impairment from the adoption of Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of in the fourth quarter of 1995 in the amount of $157,000. Additionally, the Company incurred $193,000 of exploration expense in 1995, whereas the 1994 amount was only $4,000 due to La/Cal having virtually no exploration activities.

  The large variance ($658,000) in general and administrative expenses is due to the fact that La/Cal was provided substantially all of its general and administrative expenses at no cost by an affiliate whereas the Company provides its own general and administrative services. Additionally, as a public company, the Company incurs a higher level of general and administrative expenses than as a privately held company. However, based on the Company's current and anticipated future level of operations on a combined basis, such expenses were, and are anticipated to be less than the combined historical general and administrative expenses of La/Cal and Patrick.

  Interest expense was $60,000 (6%) higher in 1995 due to the Company (from August 15, 1995 through December 31, 1995) and La/Cal (from January 1, 1995 through August 14, 1995) having slightly higher average debt outstanding in 1995 than La/Cal in 1994. A partial offsetting factor to this was the Company's lower effective interest rate from August 15, 1995 to December 31, 1995.

  The statements of operations reflect no income taxes due to: 1) the individual partners of La/Cal being responsible for such taxes for the periods containing the operations of La/Cal only and 2) the Company incurring a loss for the period from August 15, 1995, through December 31, 1995, as a result of the extraordinary item.

  In connection with the combination transactions, the Company paid off La/Cal's General Obligation Notes and the related unamortized debt financing costs of $482,906 were charged to operations as an extraordinary item in the third quarter of 1995.

  The Company assumed Patrick's Convertible Preferred Stock and has incurred related dividends of $255,000 from August 15, 1995 to December 31, 1995.

  Year ended December 31, 1994 versus year ended December 31, 1993--For purposes of this discussion, references to La/Cal's 1993 operations include the sum of the operations of the properties contributed prior to La/Cal's formation and its operations subsequent to its formation. Revenues were $5,013,000 in 1994 and were $2,998,000 (149%) higher than 1993. This was due to the higher volumes of production (see table below) resulting from significant well development and acquisition of producing properties by La/Cal in December, 1993 and February, 1994, offset by somewhat lower prices.

                                         1994                     1993
                               ------------------------ ------------------------
                               PRODUCTION AVERAGE PRICE PRODUCTION AVERAGE PRICE
                               ---------- ------------- ---------- -------------
      Gas (MCF)............... 2,386,130     $ 1.85      933,435      $ 2.02
      Oil (BBLS)..............    36,487     $15.99        7,319      $16.65

  Lease operating expenses and production taxes increased to $684,000 in 1994 compared to $331,000 in 1993. This increase is largely the result of increased production and the acquisition of producing properties and development activity in the Pecan Lake and Lake Charles fields. Depreciation, depletion and amortization expense was substantially higher for the year 1994 compared to the period from July 15, 1993 through December 31, 1993 due to the significant increase in capitalized costs and production volumes.

  Interest expense of $1,072,000 in 1994 was significantly higher than the $199,000 incurred for the period from July 15, 1993 through December 31, 1993 due to the financing of substantially all property acquisitions and development activity with advances under La/Cal's loan agreement with an institutional lender. Such acquisitions and development activity took place in late 1993 and throughout 1994.

 Liquidity and Capital Resources

  Net cash provided by operating activities was $3,579,000 in 1995 compared to $2,823,000 in 1994 and $479,000 from July 15, 1993, through December 31, 1993.
The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

  Net cash provided by investing activities amounted to $8,877,000 in 1995 compared to net cash used of $3,720,000 in 1994 and $1,968,000 from July 15, 1993, through December 31, 1993. The year ended December 31, 1995, reflects the receipt by the Company of $9,600,000 cash in September from the sale of the investment in the Penske Corporation as well as $1,514,000 from the sale of certain properties in Michigan, Montana and North Dakota in the fourth quarter. This was offset by the payment by the Company of $1,088,000 in connection with the business combination and $650,000 for capital expenditures. The 1994 and 1993 periods reflect $3,720,000 and $1,968,000 in capital expenditures, respectively due to extensive drilling and completion activities and acquisition of producing properties by La/Cal during those periods.

  Net cash used by financing activities in 1995 total $12,553,000 compared to net cash provided by financing activities of $856,000 in 1994 and $2,241,000 from July 15, 1993, through December 31, 1993. The 1995 amount included the borrowing of $21,000,000 by the Company which was used primarily to pay off the La/Cal debt ($9,151,000) and the debt assumed from Patrick ($10,626,000). The remainder of the loan proceeds were used to provide working capital and pay accrued interest. The year ended December 31, 1995 also reflects debt paydowns as follows: 1) $915,000 by La/Cal on its General Obligation Notes prior to August 15, 1995; 2) $9,500,000 by the Company on its credit facility in September from the Penske sale proceeds; 3) $500,000 by the Company on its credit facility from operations/working capital 4) $1,250,000 by the Company in the fourth quarter from the sale of certain oil and gas properties. The 1995 amount also includes partnership distributions by La/Cal of $1,133,000 prior to August 15, 1995 and the Company's preferred stock dividends subsequent to the business combination in the amount of $363,000. The 1994 and 1993 amounts consist of La/Cal borrowings used to partially fund the significant capital expenditures mentioned above. This was offset by partnership distributions of $3,107,000 and $4,073,000, respectively. Additionally, the amounts include subsequent payments of $1,757,000 and $407,000 on the borrowings.

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

  The original borrowing base of $22,000,000 was reduced to $15,000,000 after the sale of the Company's investment in the Penske Corporation (see Note G to the consolidated financial statements), in accordance with the specific provisions of the credit facility. The amount drawn by the Company as of December 31, 1995 was $9,750,000.

  The Company plans to incur capital expenditures in the amount of approximately $7,000,000 in calendar 1996. The Company plans to finance such expenditures from operating cash flow and draws on its bank credit facility.

  The Company's business strategy is to explore and develop drilling prospects along the Gulf Coast and in West Texas and pursue strategic acquisitions of oil and gas properties that offer additional development drilling opportunities. It is anticipated that such acquisitions would be financed with bank or other institutional borrowings.

 Newly Issued Accounting Pronouncements

  During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Under SFAS No. 121, an impairment is determined to have occurred and a loss is recognized when the net of future cash inflows expected to be generated by an identifiable long-lived asset and cash outflows expected to be required to obtain those cash inflows is less than the carrying value of the asset. The Company performs this comparison for its oil and gas properties on a field-by-field basis. The Company adopted this accounting standard during the fourth quarter of 1995 and recorded an impairment amounting to $157,000.

  During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation. This statement encourages companies to recognize compensation expense for certain equity instrument issuances in accordance with new fair value accounting guidelines. The Company has decided not to adopt the recognition provisions of the Statement and will adopt the disclosure provisions of the Statement in 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Goodrich Petroleum Corporation:

  We have audited the accompanying consolidated balance sheets of Goodrich Petroleum Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995 and 1994, and the period from July 15, 1993 (inception) through December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goodrich Petroleum Corporation and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, and the period from July 15, 1993 (inception) through December 31, 1993, in conformity with generally accepted accounting principles.

  As discussed in Note D to the consolidated financial statements, in 1995, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

KPMG PEAT MARWICK LLP

Shreveport, Louisiana
March 26, 1996

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,  DECEMBER 31,
                       ASSETS                             1995          1994
                       ------                         ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents.......................... $   613,450   $   710,762
  Marketable equity securities.......................     759,600            --
  Accounts receivable
    Trade and other, net of allowance................     170,593            --
    Accrued oil and gas revenue......................   1,545,501       934,910
  Prepaid insurance..................................     302,113            --
  Other..............................................      33,532            --
                                                      -----------   -----------
      Total current assets........................... $ 3,424,789     1,645,672
                                                      -----------   -----------
PROPERTY AND EQUIPMENT
  Oil and gas properties.............................  16,262,033     7,271,549
  Furniture, fixtures and equipment..................     101,333            --
                                                      -----------   -----------
                                                       16,363,366     7,271,549
  Less accumulated depletion, depreciation and
   amortization......................................  (2,217,425)   (1,309,866)
                                                      -----------   -----------
    Total property and equipment.....................  14,145,941     5,961,683
                                                      -----------   -----------
OTHER ASSETS
  Investment in pipeline joint venture, net..........   4,676,500            --
  Deferred charges...................................     135,486       623,141
                                                      -----------   -----------
                                                        4,811,986       623,141
                                                      -----------   -----------
      TOTAL ASSETS................................... $22,382,716   $ 8,230,496
                                                      ===========   ===========


                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                          DECEMBER 31,  DECEMBER 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY                1995          1994
          ------------------------------------            ------------  ------------
CURRENT LIABILITIES
  Current portion of long term debt...................... $         --  $ 1,816,723
  Accounts payable.......................................      656,886      135,916
  Accrued liabilities....................................    1,740,028      109,074
                                                          ------------  -----------
    Total current liabilities............................    2,396,914    2,061,713
                                                          ------------  -----------
LONG TERM DEBT...........................................    9,750,000    8,250,000
OTHER LIABILITIES........................................      572,990           --
STOCKHOLDERS' EQUITY (DEFICIT)
  Partners' capital (deficit)............................           --   (2,081,217)
  Preferred stock, par value $1.00 per share; authorized
   10,000,000 shares; issued 734,859 at December 31, 1995
   (liquidating preference $10 per share, aggregating to
   $7,348,590)...........................................      734,859           --
  Common stock, par value--$0.20 per share; authorized
   100,000,000 shares; issued and outstanding 41,804,510
   at December 31, 1995..................................    8,360,902           --
Additional paid-in capital...............................    1,200,140           --
Accumulated deficit......................................     (633,089)          --
                                                          ------------  -----------
    Total stockholders' equity (deficit).................    9,662,812   (2,081,217)
                                                          ------------  -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $ 22,382,716  $ 8,230,496
                                                          ============  ===========


                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    PERIOD FROM
                                                                   JULY 15, 1993
                                                 YEAR ENDED         (INCEPTION)
                                                DECEMBER 31,          THROUGH
                                            ---------------------- DECEMBER 31,
                                               1995        1994        1993
                                            ----------  ---------- -------------
REVENUES
  Oil and gas sales.......................  $5,477,208   4,995,663   1,059,882
  Pipeline joint venture..................     573,393          --          --
  Other, net..............................     123,811      17,783       8,522
                                            ----------  ----------  ----------
    Total revenues........................   6,174,412   5,013,446   1,068,404
                                            ----------  ----------  ----------
COSTS AND EXPENSES
  Lease operating expense and production
   taxes..................................   1,029,501     684,131     194,054
  Depletion, depreciation and
   amortization...........................   1,785,502   1,156,624     179,476
  Exploration.............................     193,159       4,240          --
  Impairment of oil and gas properties....     157,000          --          --
  Interest expense........................   1,132,488   1,072,098     199,389
  General and administrative..............     739,451      81,535       1,301
                                            ----------  ----------  ----------
    Total costs and expenses..............   5,037,101   2,998,628     574,220
                                            ----------  ----------  ----------
INCOME BEFORE EXTRAORDINARY ITEM
 AND INCOME TAXES.........................   1,137,311   2,014,818     494,184
                                                        ==========  ==========
  Income Taxes............................          --
                                            ----------
INCOME BEFORE EXTRAORDINARY ITEM..........   1,137,311
  Extraordinary item--early extinguishment
   of debt................................    (482,906)
                                            ----------
NET INCOME................................     654,405
  Preferred stock dividends...............     254,932
                                            ----------
EARNINGS AVAILABLE TO COMMON STOCK........  $  399,473
                                            ==========
PRO FORMA INFORMATION (UNAUDITED):
Income before extraordinary item and
 income taxes.............................  $1,137,311   2,014,818     494,184
Pro forma income taxes*...................     402,698     785,779     192,732
                                            ----------  ----------  ----------
                                               734,613   1,229,039     301,452
  Extraordinary item--early extinguishment
   of debt................................    (482,906)         --          --
                                            ----------  ----------  ----------
Pro forma net income......................     251,707   1,229,039     301,452
  Preferred stock dividends...............     254,932          --          --
                                            ----------  ----------  ----------
Pro forma earnings available to common
 stock....................................  $   (3,225)  1,229,039     301,452
                                            ==========  ==========  ==========
Pro forma income before extraordinary item
 per average common share.................  $      .02         .06         .02
Pro forma extraordinary item per average
 common share.............................        (.02)         --          --
                                            ----------  ----------  ----------
Pro forma earnings per average common
 share....................................  $       --         .06         .02
                                            ==========  ==========  ==========
Pro forma weighted average common shares
 outstanding**............................  27,722,543  19,765,226  19,765,226
                                            ==========  ==========  ==========

- --------
 * As described in Note D, no provision for income taxes is included in the consolidated statements of operations for the periods ended December 31, 1994 and 1993, for the operations of La/Cal Energy Partners (predecessor company), due to La/Cal being a partnership and income taxes were the responsibility of the individual partners of La/Cal. Certain unaudited pro forma information relating to the Company's results of operations had La/Cal been a corporation, is shown here.
** For purposes of this presentation the number of pro forma shares used for periods prior to August 15, 1995, is 19,765,226 shares, the number issued by the Company in exchange for La/Cal's net assets contributed.

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 PERIOD FROM
                                                                JULY 15, 1993
                                  YEAR ENDED DECEMBER 31,    (INCEPTION) THROUGH
                                  -------------------------     DECEMBER 31,
                                      1995         1994             1993
                                  ------------  -----------  -------------------
OPERATING ACTIVITIES
  Net income....................  $    654,405    2,014,818         494,184
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depletion, depreciation and
     amortization...............     1,785,502    1,156,624         179,476
    Amortization of deferred
     debt financing costs.......       101,531      112,530          29,598
    Extraordinary item--early
     extinguishment of debt.....       482,906           --              --
    Exploration costs charged to
     income.....................       193,159        4,240              --
    Impairment of oil and gas
     properties.................       157,000           --              --
    Payment of other
     liabilities................      (130,010)          --              --
    (Increase) decrease in:
      Accounts receivable.......       (28,773)    (454,610)       (480,300)
      Prepaid insurance and
       other....................      (322,900)          --              --
    (Decrease) increase in
      Accounts payable..........       493,343      (72,846)        208,762
      Accrued liabilities.......       188,905       61,831          47,243
    Other.......................         3,857           --              --
                                  ------------  -----------      ----------
        Net cash provided by
         operating activities...     3,578,925    2,822,587         478,963
                                  ------------  -----------      ----------
INVESTING ACTIVITIES
  Sale of investment............     9,600,000           --              --
  Proceeds from sales of oil and
   gas properties...............     1,514,336           --              --
  Cash paid in connection with
   business combination.........    (1,088,432)          --              --
  Overdraft bank balances
   assumed in business
   combination..................      (451,414)          --              --
  Capital expenditures..........      (649,604)  (3,719,782)     (1,967,989)
  Other.........................       (47,883)          --              --
                                  ------------  -----------      ----------
        Net cash provided by
         (used in) investing
         activities.............     8,877,003   (3,719,782)     (1,967,989)
                                  ------------  -----------      ----------
FINANCING ACTIVITIES
  Proceeds from bank borrowings.    21,000,000    5,719,933       6,510,580
  Principal payments of bank
   borrowings...................   (31,942,841)  (1,756,856)       (406,934)
  Partnership contributions.....            --           --         300,647
  Partnership distributions.....    (1,132,735)  (3,107,258)     (4,073,185)
  Payment of debt financing
   costs........................      (114,771)          --              --
  Preferred stock dividends.....      (362,893)          --              --
  Organizational costs incurred.            --           --         (89,944)
                                  ------------  -----------      ----------
        Net cash provided by
         (used in) financing
         activities.............   (12,553,240)     855,819       2,241,164
                                  ------------  -----------      ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS...........       (97,312)     (41,376)        752,138
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD............       710,762      752,138              --
                                  ------------  -----------      ----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD......................  $    613,450      710,762         752,138
                                  ============  ===========      ==========

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      YEARS ENDED DECEMBER 31, 1995 AND 1994 AND PERIOD FROM JULY 15, 1993
                     (INCEPTION) THROUGH DECEMBER 31, 1993

                                       PREFERRED STOCK          COMMON STOCK
                                     --------------------  ----------------------
                         PARTNER'S                                                ADDITIONAL                   TOTAL
                          CAPITAL     NUMBER                 NUMBER                PAID-IN    ACCUMULATED  STOCKHOLDERS'
                         (DEFICIT)   OF SHARES  PAR VALUE  OF SHARES   PAR VALUE   CAPITAL      DEFICIT   EQUITY (DEFICIT)
                         ----------  ---------  ---------  ---------- ----------- ----------  ----------- ----------------
BALANCE AT JULY 15,
 1993................... $       --         --  $      --          -- $        --        --          --              --
Partnership
 contributions..........  2,590,224         --         --          --          --        --          --       2,590,224
Partnership
 distributions.......... (4,073,185)        --         --          --          --        --          --      (4,073,185)
Net income..............    494,184         --         --          --          --        --          --         494,184
                         ----------  ---------  ---------  ---------- ----------- ---------    --------      ----------
BALANCE AT DECEMBER 31,
 1993...................   (988,777)        --         --          --          --        --          --        (988,777)
Partnership
 distributions.......... (3,107,258)        --         --          --          --        --          --      (3,107,258)
Net Income..............  2,014,818         --         --          --          --        --          --       2,014,818
                         ----------  ---------  ---------  ---------- ----------- ---------    --------      ----------
BALANCE AT DECEMBER 31,
 1994................... (2,081,217)        --         --          --          --        --          --      (2,081,217)
Partnership
 distributions.......... (1,229,344)      ----       ----        ----        ----      ----        ----      (1,229,344)
Business Combination....  3,310,561  1,098,710  1,098,710  39,530,452   7,906,090   258,539          --      12,573,900
Conversion of preferred
 stock..................         --   (363,851)  (363,851)  2,274,058     454,812   (90,961)         --              --
Preferred stock
 dividends..............         --         --         --          --          --        --    (254,932)       (254,932)
Net income..............         --         --         --          --          -- 1,032,562    (378,157)        654,405
                         ----------  ---------  ---------  ---------- ----------- ---------    --------      ----------
BALANCE AT DECEMBER 31,
 1995................... $       --    734,859  $ 734,859  41,804,510 $ 8,360,902 1,200,140    (633,089)      9,662,812
                         ==========  =========  =========  ========== =========== =========    ========      ==========

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

NOTE A--BUSINESS COMBINATION

  On August 15, 1995, the transactions contemplated by the Agreement and Plan of Merger among Patrick Petroleum Company ("Patrick"), La/Cal Energy Partners ("La/Cal"), Goodrich Petroleum Corporation (the "Company"), and Goodrich Acquisition, Inc. were completed. The Agreement provided for a combination of Patrick and La/Cal, as a result of which the businesses previously conducted by Patrick and La/Cal are now conducted by the Company, which is a Delaware corporation formed for the purpose of consummating such transactions, and its subsidiaries. The combination of Patrick and La/Cal was effected primarily by two concurrent transactions: (a) the contribution by La/Cal of all of its assets and liabilities (excluding cash and accounts receivable accrued prior to March 1, 1995, and interest thereon) to the Company in exchange for 19,765,226 shares of the Company's common stock (the "Common Stock") and (b) the merger of Goodrich Acquisition with and into Patrick (the "Merger") whereby (i) each outstanding share of Patrick common stock ("Patrick Common Stock") was converted into one share of Common Stock; (ii) each outstanding share of Patrick Series B Convertible Preferred Stock was converted into one share of the Company's Series A Convertible Preferred Stock (except for 76,290 shares for which appraisal rights were preserved) and (iii) Patrick, the surviving corporation in the Merger, became a wholly-owned subsidiary of the Company.

  La/Cal was formed, by the contribution of certain oil and gas properties owned by the partners, on July 15, 1993, pursuant to the provisions of the State of Louisiana, for the purpose of engaging in the domestic exploration for oil and gas reserves primarily in the States of Louisiana and Texas. Under the provisions of the Agreement of Partnership, the business of La/Cal was to acquire interests in leases within a defined program area in Louisiana and certain railroad districts in East Texas (as amended from time to time) and drill primarily development wells. La/Cal also engaged in the development, production, and sale of any commercial accumulations of oil and gas discovered. Profits, losses, and distributable cash were allocated to the individual partners as defined in the Partnership Agreement.

NOTE B--BASIS OF PRESENTATION

  The combination transactions were accounted for as a purchase business combination in accordance with Accounting Principles Board Opinion No. 16, Business Combinations whereby La/Cal was deemed to be the acquiror and Patrick the acquiree. Accordingly, on August 15, 1995, the Company recorded the assets and liabilities of Patrick at fair value, whereas the assets and liabilities of La/Cal are reflected at historical book value. The consolidated financial statements reflect the operations solely of La/Cal for periods prior to August 15, 1995, whereas such financial statements reflect the operations of the combined entities for periods subsequent to August 15, 1995.

NOTE C--DESCRIPTION OF BUSINESS

  The Company is in the primary business of the exploration and production of crude oil and natural gas. The Subsidiaries have interests in such operations in eight states, primarily in Louisiana and Texas. The Company's subsidiaries also have a minority interest in a natural gas pipeline joint venture located in the state of Texas.

NOTE D--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Property and Equipment--The Company uses the successful efforts method of accounting for exploration and development expenditures.

  Leasehold acquisition costs are capitalized. When proved reserves are found on an undeveloped property, leasehold cost is reclassified to proved properties. Significant undeveloped leases are reviewed periodically, and a valuation allowance is provided for any estimated decline in value. Cost of all other undeveloped leases is amortized over the estimated average holding period of the leases.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

  Costs of exploratory drilling are initially capitalized, but if proved reserves are not found, the costs are subsequently expensed. All other exploratory costs are charged to expense as incurred. Development costs are capitalized, including the cost of unsuccessful development wells.

  During the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 121, an impairment is determined to have occurred and a loss is recognized when the net of future cash inflows expected to be generated by an identifiable long-lived asset and cash outflows expected to be required to obtain those cash inflows is less than the carrying value of the asset. The Company performs this comparison for its oil and gas properties on a field-by-field basis. The Company recorded such an impairment in the fourth quarter of 1995 in the amount of $157,000.

  Prior to the adoption of SFAS 121, undiscounted future net revenues were compared annually to net capitalized cost of all oil and gas properties to determine if an impairment had occurred in the amount capitalized.

  Depreciation and depletion of producing oil and gas properties are provided under the unit-of-production method. Proved developed reserves are used to compute unit rates for unamortized tangible and intangible development costs, and proved reserves are used for unamortized leasehold costs. Estimated dismantlement, abandonment, and site restoration costs, net of salvage value, are considered in determining depreciation and depletion provisions.

  Gains and losses on disposals or retirements that are significant or include an entire depreciable or depletable property unit are included in income. All other dispositions, retirements, or abandonments are reflected in accumulated depreciation, depletion, and amortization.

  Cash and Cash Equivalents--Cash and cash equivalents include cash on hand, demand deposit accounts and temporary cash investments with maturities of ninety days or less at date of purchase.

  Marketable Equity Securities--In accordance with Statement of Financial Accounting Standards No. 115, the Company has classified its investment in marketable equity securities as available for sale. Accordingly, unrealized holding gains and losses are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

  Investment in Pipeline Joint Venture--The Company's investment consists of a 20% interest in an intrastate natural gas pipeline joint venture. The Company's carrying basis in the investment was established at August 15, 1995 (fair value) and is being amortized on a basis which matches the amortization with the monthly maximum average contract quantities over the remaining term of the joint venture which is estimated to terminate in 2000. Amortization for the year ended December 31, 1995 amounted to $403,254. The Company records its equity in joint venture earnings as revenues on the statement of operations.

  Income Taxes--The federal income tax effect of La/Cal's activities (prior to August 15, 1995) is not reflected in the financial statements since such taxes were the responsibility of the individual partners of La/Cal. The Company became subject to income taxes as of August 15, 1995, as a result of the business combination.

  The Company follows the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which requires income taxes be accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995
to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Earnings Per Share--As discussed previously, La/Cal's activities prior to the business combination were conducted in the form of a partnership and the Company was established in corporate form on August 15, 1995. Earnings per share information has been presented on a pro forma basis to reflect such information as if La/Cal had been operated as a corporation for the periods presented.

  Commitments and Contingencies--Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties which are probable of realization are separately recorded, and are not offset against the related environmental liability.

  Use of Estimates--Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

NOTE E--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                             CARRYING    FAIR
                                                              AMOUNT     VALUE
                                                             --------- ---------
      Financial asset--
        Marketable equity securities........................ $ 759,600   759,600
      Financial liabilities--
        Other liabilities...................................   572,990   482,575
        Long-term debt (including current maturities)....... 9,750,000 8,770,098

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  Cash and cash equivalents, accounts receivable, accounts payables and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of those instruments. Therefore, these instruments were not presented in the table above.

  Marketable equity securities: Fair value is based on bid prices published in financial media.

  Other liabilities and Long-term debt: The fair value is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995
NOTE F--PATRICK ASSETS AND LIABILITIES ACQUIRED

  On August 15, 1995, the Company recorded the combination transactions which effect was primarily the recording of the assets and liabilities of Patrick at their fair value. Such amounts were as follows:


      Cash overdraft............................................. $   (451,414)
      Marketable equity securities...............................      759,600
      Accounts receivable........................................      676,040
      Prepaid expenses and other current assets..................       12,745
      Investment in Penske Corporation...........................    9,600,000
      Investment in pipeline joint venture.......................    5,079,754
      Property and equipment.....................................   10,780,422
      Accounts payable...........................................      (27,627)
      Accrued liabilities........................................   (1,438,070)
      Long term debt.............................................  (10,626,118)
      Other liabilities..........................................     (703,000)
                                                                  ------------
                                                                  $ 13,662,332
                                                                  ============

  The former common shareholders of Patrick received 19,765,226 shares of the Company's common stock and the former preferred shareholders of Patrick effectively received 1,098,710 shares of the Company's preferred stock in the business combination. As reflected in the consolidated statements of stockholders' equity, the issuance of such shares resulted in an increase in stockholders' equity of $12,573,900.

NOTE G--SALE OF INVESTMENT IN PENSKE CORPORATION

  On September 18, 1995, the Company received $9,600,000 cash as redemption of its investment in the Penske Corporation. The proceeds were used to pay down the company's long term debt along with related accrued interest. No gain or loss resulted from the transaction.

NOTE H--LONG TERM DEBT

  Long-term debt at December 31, 1995 and 1994 consists of the following:

                                                            1995        1994
                                                         ----------- ----------
Borrowings under credit facility, interest, at prime or
 LIBOR plus 2% (see below) (weighted average rate at
 December 31, 1995--7.89%); principal due
 June 1, 1997........................................... $ 9,750,000         --
10% senior secured general obligation notes.............          -- 10,066,723
                                                         ----------- ----------
Total long-term debt....................................   9,750,000 10,066,723
Less current portion....................................          --  1,816,723
                                                         ----------- ----------
Long-term debt, excluding current portion............... $ 9,750,000  8,250,000
                                                         =========== ==========

  Long-term debt recorded on the December 31, 1994 balance sheet represented La/Cal's 10% Senior Secured General Obligation Notes ("the General Obligation Notes"). This debt was paid off with proceeds from the Company's credit facility.

  The Company has a credit facility with a bank which provides for a total borrowing base determined by the bank every six months in part, based on the Company's oil and gas reserves. Any and all amounts drawn are due and payable on June 1, 1997. Interest on related borrowings is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 2%. Interest rates are set on specific draws for one, two, three or six month periods, also at the option of the Company.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

  The original borrowing base of $22,000,000 was reduced to $15,000,000 after the sale of the Company's investment in the Penske Corporation (see Note G above), in accordance with the specific provisions of the credit facility.

  The credit facility requires minimum net worth and debt service ratios be maintained by the Company. On March 26, 1995, the bank amended the minimum net worth covenant which lowered the minimum net worth requirement to $8,500,000 plus 50% of net income subsequent to September 30, 1995 effective December 1, 1995. Giving effect to such amendment, the Company had $1,027,326, available for the payment of dividends at December 31, 1995.

  Substantially all of the Company's assets are pledged to secure this credit facility.

  Interest paid during 1995, 1994 and the period from July 15, 1993 (inception of La/Cal) through December 31, 1993 amounted to $968,190, $1,051,927 and $194,738 respectively.

NOTE I--EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT

  La/Cal's General Obligation Notes were paid off in connection with the business combination and the related unamortized debt financing costs in the amount of $482,906 were charged to operations as an extraordinary item, in the third quarter of 1995.

NOTE J--ACCRUED LIABILITIES

  Accrued liabilities as of December 31, 1995 and 1994 consisted of the following:

                                                                1995      1994
                                                             ----------- -------
      Environmental contingency............................. $   400,000      --
      Current portion--consulting agreement contracts.......     387,000      --
      Prior years' state income and franchise taxes.........     200,000      --
      Taxes other than income...............................     160,000      --
      Other.................................................     593,028 109,074
                                                             ----------- -------
                                                             $ 1,740,028 109,074
                                                             =========== =======

NOTE K--PRO FORMA FINANCIAL RESULTS OF OPERATIONS (UNAUDITED)

  Selected results of operations on a pro forma basis as if the combination transactions had occurred on January 1, 1995 and January 1, 1994, respectively, are as follows:

                                                          FOR THE YEAR ENDED
                                                              DECEMBER 31
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
                                                              (UNAUDITED)
      Revenues......................................... $11,588,318 $15,836,988
      Income before extraordinary item.................   2,510,494   3,780,094
      Net income.......................................   2,027,588   3,780,094
      Income applicable to common stock................   1,377,588   2,840,094
      Income before extraordinary item per average
       common share....................................         .04         .07
      Income per average common share.................. $       .03 $       .07

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995
  The pro forma operations for the year ended December 31, 1995 contain a net gain on the sale of an investment which accounted for $1,563,762 of net income and $ .04 income per share. The operations information for the year ended December 31, 1994 contains a net gain on sale of investments which accounted for $6,447,102 of net income and $ .16 income per share. Also the operations for the year ended December 31, 1994 has been adjusted to eliminate operations related to certain oil and gas properties sold by Patrick in December, 1994 in order to present comparable amounts.

NOTE L--COMMITMENTS AND CONTINGENCIES

  The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The EPA has estimated that the total cost of long-term clean-up of the site will be approximately $15.4 million with the Company's percentage of responsibility to be approximately 3.09%. As of December 31, 1995, the Company has paid approximately $115,000 in costs related to this matter and accrued an additional $400,000 for the remaining liability. The EPA and PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated by the EPA. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently accrued for this liability.

  Additionally, the Company is party to a number of lawsuits arising in the normal course of business. The Company has defended and intends to continue to defend these actions vigorously and believes, based on currently available information, that adverse results or settlements, if any, in excess of insurance coverage or amounts already provided, will not be material to its financial position or results of operations.

NOTE M--INCOME TAXES

  Income tax expense for the period from August 15, 1995 through December 31, 1995 consists of:

                                                         CURRENT  DEFERRED  TOTAL
                                                         -------- --------  -----
      U.S. Federal...................................... $ 25,000 (25,000)     --
      State and local...................................       --      --      --
                                                         -------- -------   -----
                                                         $ 25,000 (25,000)     --
                                                         ======== =======   =====

  Following is a reconciliation of the U.S. statutory income tax rate to the Company's effective rate on loss before income taxes for the period from August 15, 1995 through December 31, 1995:

       U.S. Statutory Income Tax Rate.................................. (35.0)%
       Increase in deductible temporary differences for which no
        benefit recorded...............................................  28.2
       Nondeductible expenses..........................................   6.8
                                                                        -----
                                                                           --
                                                                        =====

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

  The significant components of deferred income tax expense for the period from August 15, 1995 through December 31, 1995 are as follows:

      Deferred tax benefit (exclusive of utilization of net
       operating loss carryforwards)...............................   657,938
      Utilization of net operating loss carryforward...............   632,938
                                                                    ---------
                                                                    $ (25,000)
                                                                    =========

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31, 1995 are presented below.

Deferred tax assets:

Differences between book and tax basis of:

  Property and equipment.......................................... $    307,025
  Marketable equity securities....................................      140,156
  Contingent liabilities..........................................      254,962
  Consulting agreement contracts..................................      335,997
  Other...........................................................       70,306
AMT Tax credit carryforward.......................................    1,392,176
Statutory depletion carryforward..................................    4,943,209
Investment tax credit carryforward................................    1,242,725
Operating loss carryforward.......................................   12,364,772
                                                                   ------------
Total gross deferred tax assets...................................   21,051,328
Less valuation allowance..........................................  (19,461,294)
                                                                   ------------
Net deferred tax assets...........................................    1,590,034
                                                                   ------------

Deferred tax liability:

Differences between book and tax basis of investment in Pecos
 pipeline........................................................   (1,565,034)
                                                                  ------------
Total gross deferred liability...................................   (1,565,034)
                                                                  ------------
Net deferred tax asset........................................... $     25,000
                                                                  ============

  The valuation allowance for deferred tax assets increased $658,000 for the period from August 15, 1995 through December 31, 1995 which substantially offset the change in certain deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based primarily upon the level of projections for future taxable income generated primarily by the reversal of future taxable temporary differences over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1995. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

  The following table summarizes the amounts and expiration dates of operating loss and investment tax credit carryforwards:

       OPERATING LOSS CARRYFORWARDS      INVESTMENT TAX CREDIT CARRYFORWARDS
      ---------------------------------  --------------------------------------
           AMOUNT           EXPIRES            AMOUNT              EXPIRES
      -----------------   ------------   -------------------       -------
      $         511,282           2001        $      193,346              1996
              2,994,824           2003               302,001              1997
              4,801,898           2004               558,042              1998
              1,551,278           2005                22,591              1999
              7,564,329           2006                68,171              2000
              9,331,128           2007                96,466              2001
              4,756,252           2008                 2,108              2002
              3,695,445           2009
                121,484           2010
      -----------------                  -------------------
      $ 35,327,920                       $         1,242,725
      =================                  ===================

  As a result of the business combination, the Company's annual utilization of its net operating and statutory depletion carryforwards are limited under Internal Revenue Code Section 382. Such annual limitation is estimated to be approximately $1,600,000 plus any built in gains at the date of the business combination.

  The Company's statutory depletion carryforwards and AMT credit carryovers have no expiration date.

  As described in Note D, no provision for income taxes for La/Cal was included in the statements of operations prior to August 15, 1995 due to the tax effect of Partnership activities being the responsibility of the individual Partners.

  At December 31, 1994, the book basis of La/Cal's net assets exceeded their tax basis by $3,798,000 which would have resulted in a deferred income tax liability of approximately $1,374,000 if La/Cal had been a taxable entity. The pro forma tax effects of the temporary differences comprising this amount are as follows at December 31, 1994:

      Property and equipment--principally due to accumulated
       depletion and depreciation................................. $ 1,105,000
      Cash to accrual differences.................................     269,000
                                                                   -----------
                                                                   $ 1,374,000
                                                                   ===========

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

NOTE N--STOCKHOLDERS' EQUITY

  Common Stock--At December 31, 1995, unissued shares of Goodrich common stock were reserved in the amount of 2,447,080 shares for the conversion of convertible preferred stock and 2,675,602 shares for stock option plans.

  Preferred Stock--In accordance with the terms of the combination transactions, all of the outstanding shares of Patrick's Series B Convertible Preferred Stock were converted into Goodrich Series A Convertible Preferred Stock except for 76,290 shares for which appraisal rights had been preserved.

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

  As a result of the combination transactions, the Company was required to offer a special conversion right to all holders of the Preferred Stock for a period of 61 days beginning August 18, 1995. On October 18, 1995, holders of 363,851 shares of the Company's preferred stock elected to convert their shares to Common Stock at an exchange rate of 6.25 to 1. This conversion resulted in the Company issuing an additional 2,274,058 shares of Common Stock and resulted in 734,859 preferred shares outstanding as of December 31, 1995.

  Effective January 1, 1996, the preferred shares under appraisal rights were reinstated, resulting in outstanding shares of 811,149.

  Stock Option and Incentive Programs--Goodrich currently has two plans which provide for stock option and other incentive awards for the Company's key employees and consultants and its directors. The Goodrich Petroleum Corporation 1995 Stock Option Plan allows the Board of Directors, through its Compensation Committee, to grant stock options, restricted stock awards, stock appreciation rights, long-term incentive awards, and phantom stock awards, or any combination thereof to key employees and consultants. The Goodrich Petroleum Corporation 1995 Nonemployee Director Stock Option Plan provides for the grant of options to each director who is not and has never been an employee of the Company.

  Additionally, Goodrich assumed certain outstanding stock options of Patrick as a result of the business combination.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

  Stock option transactions during 1995 were as follows:

                                                              NUMBER OF  AVERAGE
                                                               OPTIONS    PRICE
                                                              ---------  -------
                                                              ---------  -------
Outstanding January 1, 1995..................................        --      --
  Assumed from Patrick....................................... 1,670,602  $ 2.32
  Granted--1995 Stock Option Plan............................   880,000    1.02
  Granted--1995 Non Employee Director Stock Option Plan......   220,000    0.97
  Expiration of Options......................................   (95,000)   2.25
                                                              ---------  ------
Outstanding December 31, 1995................................ 2,675,602    1.78
                                                              =========  ======
Excercisable December 31, 1995............................... 1,890,602  $ 2.16
                                                              =========  ======

  The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation. This statement encourages companies to recognize compensation expense for certain equity instrument issuances in accordance with new fair value accounting guidelines. The Company has decided not to adopt the recognition provisions of the Statement and will adopt the disclosure provisions of the Statement in 1996.

NOTE O--PATRICK PETROLEUM EMPLOYEE BENEFIT PLANS

  Patrick maintained several employee benefit plans prior to the business combination. In accordance with the business combination, each of these plans has been or is in the process of being terminated. Accordingly, the only activities of these plans subsequent to August 15, 1995 were related to their termination. At December 31, 1995, the Patrick Petroleum Corporation of Michigan Defined Benefit Plan and Trust held assets of $1,731,000. The Plan is fully funded and these assets are expected to be distributed to the participants during 1996.

NOTE P--NATURAL GAS AND CRUDE OIL COST DATA AND RESULTS OF OPERATIONS.

  The following reflects the Company's capitalized costs related to natural gas and oil activities at December 31, 1995 and 1994:

                                                              1995       1994
                                                           ----------- ---------
      Proved properties................................... $15,271,879 7,271,549
      Unproved properties.................................     990,154        --
                                                           ----------- ---------
                                                            16,262,033 7,271,549
      Less accumulated depreciation and depletion.........   2,209,924 1,309,866
                                                           ----------- ---------
        Net property and equipment........................ $14,052,109 5,961,683
                                                           =========== =========

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

  The following table reflects certain data with respect to natural gas and oil property acquisitions, exploration and development activities:

                                                                    PERIOD FROM
                                                                   JULY 15, 1993
                                        YEAR ENDED DECEMBER 31,       THROUGH
                                        ---------------------------DECEMBER 31,
                                            1995           1994        1993
                                        ------------    ------------------------
      Acquisition of proved
       properties.....................    10,680,422(a)  2,112,308   1,250,000
      Exploration costs...............       193,159         4,240          --
      Development costs...............       514,431     1,600,235     717,989
- --------
(a) Properties acquired from Patrick.

Results of operations for natural gas and oil producing activities follow:

                                                                    PERIOD FROM
                                                                   JULY 15, 1993
                                        YEAR ENDED DECEMBER 31,       THROUGH
                                        ---------------------------DECEMBER 31,
                                            1994           1994        1993
                                        ------------    ------------------------
      Sales to unaffiliated customers.     5,477,208     4,995,663   1,059,882
      Production costs (lease
       operating expense and taxes)...     1,029,501       684,131     194,054
      Exploration expenses............       193,159         4,240          --
      Impairment of Oil and Gas
       Properties.....................       157,000            --          --
      Depreciation, depletion and
       amortization...................     1,356,060     1,138,635     171,231
                                        ------------    ----------   ---------
                                           2,735,720     1,827,006     365,285
                                        ------------    ----------   ---------
      Results of operations before pro
       forma income taxes.............     2,741,488     3,168,657     694,597
      Pro forma income taxes
       (Unaudited)....................       970,703     1,235,776     270,893
                                        ------------    ----------   ---------
      Pro forma results of operations
       (Unaudited)....................  $  1,770,785     1,932,881     423,704
                                        ============    ==========   =========

  La/Cal operated as a partnership since its formation to the date of the business combination (August 15, 1995) and, accordingly, did not directly pay income taxes. Pro forma income tax expense and the results of oil and gas operations as adjusted for pro forma income taxes is reflected above for that period in order to reflect the impact of income taxes as if La/Cal had been organized as a corporation.

  No income taxes have been reflected for the Company since the business combination due to its estimate that net operating loss and statutory depletion loss carryforwards will be utilized to offset future taxable income.

NOTE Q--RELATED PARTY TRANSACTIONS.

  La/Cal did not have any employees and was dependent on Goodrich Oil Company to provide substantially all management of oil and gas operations and administrative functions. La/Cal was not required to pay Goodrich Oil Company for such services. Goodrich Oil Company was the operator of record of the majority of the oil and gas properties in which La/Cal had an interest and owned joint interests in such properties.

  The Company entered into additional transactions with Goodrich Oil Company subsequent to the business combination as more fully described below. Goodrich Oil Company is owned by Henry Goodrich who is the chairman of the Company and the father of Walter G. Goodrich, the Company's President and Chief Executive Officer.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

  Goodrich Oil Company continues to be the operator of record of certain oil and gas properties in which the Company has an interest and Goodrich Oil Company owns joint interests in such properties.

  The Company is a party to a Joint Participation Agreement with Goodrich Oil Company pursuant to which the Company and Goodrich Oil Company agree to offer to the other a 50% participation interest in such company's share of all drilling prospects and acquisitions of producing properties.

  Included in accounts payable is $67,906 payable to Goodrich Oil Company at December 31, 1995.

  During 1995, the Company paid Goodrich Oil Company $222,530 for the repayment of advances for business combination expenses and $50,132 for general and administrative expenses.

  The Company sold an airplane hangar and certain furniture and fixtures to U.E. Patrick, Patrick's former chairman. Mr. Patrick paid the Company $137,329 for such items. The Company paid $118,750 during 1995 to Mr. Patrick under the terms of a three-year consulting agreement expiring in August, 1998.

  The Company paid $58,250 to Henry Goodrich during 1995 under a consulting agreement which expires in August, 2000.

  In connection with the business combination, Mr. Leo E. Bromberg, a partner and member of the management committee of La/Cal received a finder's fee paid in the form of 494,131 shares of the Company's common stock. Such shares were included in the 19,765,226 shares of the Company's common stock received by the La/Cal Partners in connection with the transactions.

NOTE R--CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

  Due to the nature of the industry the Company sells its oil and natural gas production to a limited number of purchasers and accordingly amounts receivable from such purchasers could be significant. Additionally, the Company receives net monthly payments from its partner, Mitchell Marketing Company, in its pipeline joint venture. Revenues from these sources as a percent of total revenues for the periods presented were as follows:

                                                                   PERIOD FROM
                                                                  JULY 15, 1993
                                      YEAR ENDED DECEMBER 31,        THROUGH
                                      -----------------------     DECEMBER 31,
                                         1995          1994           1993
                                      -----------   -----------   -------------
      Tenneco Gas Marketing Company..          --            41%        70%
      Seaber Corporation of
       Louisiana.....................          55%           48%        --
      Mobil Oil Corporation..........          16%           --         --
      Mitchell Marketing Company.....           9%           --         --

NOTE S--SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

  The supplemental oil and gas reserve information that follows is presented in accordance with Statement of Financial Accounting Standards No. 69 (SFAS No. 69), Disclosures about Oil and Gas Producing Activities. The schedules provide users with a common base for preparing estimates of future cash flows and comparing reserves among companies. Additional background information follows concerning the schedules.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

  The supplemental oil and gas reserve information that follows relates to the properties contributed to La/Cal by its Partners prior to its formation (period from January 1, 1993 through July 14, 1993), properties owned by La/Cal subsequent to formation but prior to the business combination with Patrick (period from July 15, 1993 through December 31, 1993, year ended December 31, 1994 and period form January 1, 1995 through August 14, 1995) and properties of the combined entities (period from August 15, 1995 through December 31, 1995. Therefore, the supplemental oil and gas information for 1993 is presented on a combined basis to include the properties contributed to La/Cal prior to its inception. All of the subject reserves are located in the continental United States.

 Schedules 1 and 2--Estimated Net Proved Oil and Gas Reserves

  The Company's reserve information related to crude oil, condensate, and natural gas liquids and natural gas was compiled based on evaluations performed by several engineering firms and the Company internally for all years presented.

  Many assumptions and judgmental decisions are required to estimate reserves. Quantities reported are considered reasonable, but they are subject to future revisions, some of which may be substantial, as additional information becomes available. Such additional knowledge may be gained as the result of reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes, and other factors.

  Regulations published by the Securities and Exchange Commission define proved reserves as those volumes of crude oil, condensate, and natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are those volumes expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are those volumes expected to be recovered as a result of making additional investment by drilling new wells on acreage offsetting productive units or recompleting existing wells.

 Schedule 3--Standardized Measure of Discounted Future Net Cash Flows to Proved Oil and Gas Reserves

  SFAS No. 69 requires calculation of future net cash flows using a ten percent annual discount factor and year end prices, costs, and statutory tax rates, except for known future changes such as contracted prices and legislated tax rates.

  The calculated value of proved reserves is not necessarily indicative of either fair market value or present value of future cash flows because prices, costs, and governmental policies do not remain static; appropriate discount rates may vary; and extensive judgment is required to estimate the timing of production. Other logical assumptions would likely have resulted in significantly different amounts. Average crude oil prices received for oil and the average price received by well for natural gas, effective at the end of the year, were used for this calculation, and were $17.90 per Bbl and $2.01 per Mcf, respectively.

  No income tax effect has been provided in the amounts below as of December 31, 1994 and 1993 due to the fact La/Cal was a partnership with all income taxes being the responsibility of the partners themselves.

  Schedule 3 also presents a summary of the principal reasons for change in the standard measure of discounted future net cash flows for each of the three years in the period ended December 31, 1995.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995
SCHEDULE 1--ESTIMATED NET PROVED GAS RESERVES (MCF)

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
Proved:
  Balance, beginning of period.............  21,983,004  17,550,038   9,313,693
  Revisions of previous estimates..........  (5,727,528)   (702,870)   (653,255)
  Purchase of minerals in place............   5,324,607   4,380,429   3,769,789
  Extensions, discoveries, and other
   additions...............................     375,800   3,141,537   6,041,157
  Production...............................  (2,213,923) (2,386,130)   (921,346)
  Sales of minerals in place...............    (854,771)         --          --
                                             ----------  ----------  ----------
Balance, end of period.....................  18,887,189  21,983,004  17,550,038
                                             ==========  ==========  ==========
Proved developed:
  Beginning of period......................  18,839,882  13,729,911   8,026,445
  End of period............................  13,815,905  18,839,882  13,729,911

SCHEDULE 2--ESTIMATED NET PROVED OIL RESERVES (BARRELS)

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
Proved:
  Balance, beginning of period.............     523,722     209,941      68,796
  Revisions of previous estimates..........    (236,934)    (23,246)     51,806
  Purchase of minerals in place............     938,465      47,482      37,106
  Extensions, discoveries, and other
   additions...............................       3,389     326,033      59,463
  Production...............................    (102,731)    (36,488)     (7,230)
  Sale of minerals in place................    (185,764)         --          --
                                             ----------  ----------  ----------
  Balance, end of period...................     940,147     523,722     209,941
                                             ----------  ----------  ----------
Proved, developed:
  Beginning of period......................     504,908     174,641      30,179
  End of period............................     920,557     504,908     174,641

SCHEDULE 3--STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATED TO
PROVED OIL AND GAS RESERVES

                                                       DECEMBER 31,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
                                                      (IN THOUSANDS)
Future cash inflows........................  $   51,615      44,878      38,098
Future production and development cost.....      (8,267)     (3,803)     (2,765)
Future income tax expense..................      (4,150)         --          --
                                             ----------  ----------  ----------
Future net cash flows before income tax
 expense...................................      39,198      41,075      35,333
10% annual discount for estimated timing of
 cash flows................................     (12,316)    (13,559)    (13,900)
                                             ----------  ----------  ----------
Standardized measure of discounted future
 net cash flows............................  $   26,882      27,516      21,433
                                             ==========  ==========  ==========

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995
  Principal sources of change in the standardized measure of discounted net cash flows for the years shown:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1995     1994     1993
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
   Net changes in prices and production cost,
    including excise taxes..........................  $   829  $(2,978) $   840
   Sales and transfers of oil and gas produced, net
    of production costs.............................   (4,448)  (4,312)  (1,676)
   Net change due to revisions, extensions, and
    discoveries.....................................   (8,327)   4,662    6,899
   Net change due to purchase and sales of minerals-
    in-place........................................   11,090    5,105    4,549
   Development cost incurred during the period......      531    1,600      718
   Net change in income taxes.......................   (3,475)      --       --
   Accretion of discount............................    2,752    2,143      931
   Change in production rates (timing) and other....      414     (137)    (141)
                                                      -------  -------  -------
                                                       $ (634) $ 6,083  $12,120
                                                      =======  =======  =======

                         INDEPENDENT AUDITORS' REPORT

THE PARTNERS OF LA/CAL ENERGY PARTNERS:

  We have audited the accompanying statement of revenues and direct operating expenses of the Properties Contributed to La/Cal Energy Partners for the period from January 1, 1993 through July 14, 1993. This financial statement is the responsibility of the management of the owners of the properties. Our responsibility is to express an opinion on this statement based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of revenues and direct operating expenses are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statement. We believe that our audit provides a reasonable basis for our opinion.

  The accompanying statement of revenues and direct operating expenses was prepared for the purpose of complying with certain rules and regulations of the Securities and Exchange Commission and are not intended to be a complete financial presentation of the Properties Contributed to La/Cal Energy Partners.

  In our opinion, such statement of revenues and direct operating expenses presents fairly, in all material respects, the revenues and direct operating expenses of the Properties Contributed to La/Cal Energy Partners as described in the note to the statement for the period from January 1, 1993 through July 14, 1993, in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Shreveport, Louisiana
March 31, 1995

               PROPERTIES CONTRIBUTED TO LA/CAL ENERGY PARTNERS

              STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES

                                                                    PERIOD FROM
                                                                    JANUARY 1,
                                                                       1993
                                                                      THROUGH
                                                                     JULY 14,
                                                                       1993
                                                                    -----------
      Revenues--oil and gas sales..................................  $ 946,939
      Direct operating expenses--lease operating expenses and
       production and property taxes...............................    136,808
                                                                     ---------
      Excess of revenues over direct operating expenses............  $ 810,331
                                                                     =========

BASIS OF PRESENTATION

  The statement of revenues and direct operating expenses ("Statement") was prepared from historical accounting records related to the properties. The revenues and direct operating expenses relate to the net working interest in the properties of their owners who ultimately contributed such properties to La/Cal Energy Partners on July 15, 1993. Lease operating expenses include labor, repairs and maintenance, fuel consumed and supplies utilized to operate and maintain the wells and related equipment and facilities. The Statement does not include general and administrative expenses, interest or provisions for depreciation, depletion, amortization and dismantlement costs, or income taxes.

  Complete financial statements, including balance sheets, are not presented as the properties were not maintained as a separate business unit and assets, liabilities or indirect operating costs applicable to the properties were not segregated. It is not practicable to identify all assets, liabilities, or indirect operating costs applicable to the properties.

                        GOODRICH PETROLEUM CORPORATION

                   CONSOLIDATED QUARTERLY INCOME INFORMATION
                                  (UNAUDITED)

                             FIRST     SECOND     THIRD      FOURTH
1995                        QUARTER    QUARTER   QUARTER    QUARTER      TOTAL
- ----                       ---------- --------- ---------  ----------  ---------
Revenues.................  $1,133,420 1,047,620 1,549,524   2,443,848  6,174,412
Costs and expenses.......     675,368   568,837 1,295,987   2,496,909  5,037,101
Income (loss) before
 extraordinary item and
 income taxes............     458,052   478,783   253,537     (53,061) 1,137,311
Extraordinary item--early
 extinguishment of debt..          --        --   482,906          --    482,906
Net income (loss)........     458,052   478,783  (229,369)    (53,061)   654,405
Earnings per average
common share.............      *          *         *      $       --      *
1994
- ----
Revenues.................  $  881,912 1,115,823 1,637,786   1,377,925  5,013,446
Costs and expenses.......     539,017   631,418   888,803     939,390  2,998,628
Net income...............     342,895   484,405   748,983     438,535  2,014,818
Earnings per average
share common share.......      *          *         *          *           *

- --------
* Earnings per share information not presented due to the entity not being a taxable entity during the applicable periods. See pro forma presentation of earnings per share.

  As noted in Note B to the consolidated financial statements, the Company's operational financial results reflect the operations solely of La/Cal for the periods prior to August 15, 1995, whereas such results reflect the operations of the combined entities for the periods subsequent to August 15, 1995. Accordingly, the fourth quarter of 1995 amounts for revenues and costs and expenses reflect the operations of the combined entities whereas such amounts for the third quarter of 1995 reflect the operations solely of La/Cal from July 1 through August 14, 1995 plus the operations of the combined entities from August 15, 1995 through September 30, 1995.

  The fourth quarter 1995 cost and expense amount contains 1) a charge for impairment of oil and gas properties of $157,000, 2) a provision for state franchise taxes of approximately $60,000 and 3) dry hole costs of approximately $50,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  *

ITEM 11. EXECUTIVE COMPENSATION.

  *

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  *

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  *

  *Reference is made to information under the captions "Election of Directors", "Executive Compensation and Other Information", "Security Ownership of Certain Beneficial Owners and Management", and "Certain Relationships and Other Transactions", in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                            PAGE
                                                                           -----
 (a) 1.  Financial Statements
         The following consolidated financial statements of Goodrich
          Petroleum Corporation are included in Part II, Item 8:
         Independent Auditors' Report...................................     17
         Consolidated Balance Sheets--December 31, 1995 and 1994........   18-19
         Consolidated Statements of Operations--Years ended December 31,
          1995 and 1994, and period from July 15, 1993 (inception)
          through December 31, 1993.....................................     20
         Consolidated Statements of Cash Flows--Years ended December 31,
          1995, 1994 and period from July 15, 1993 (inception) through
          December 31, 1993.............................................     21
         Consolidated Statements of Stockholders' Equity--Years ended
          December 31, 1995 and 1994 and period from July 15, 1993
          (inception) through December 31, 1993.........................     22
         Notes to Consolidated Financial Statements--Years ended
          December 31, 1995, 1994 and 1993..............................   23-37
         Independent Auditor's Report--Properties Contributed to La/Cal
          Energy Partners...............................................     38
         Statement of Revenues and Direct Operating Expenses--Period
          from January 1, 1993 through July 14, 1993--Properties
          Contributed to La/Cal Energy Partners.........................     39
         Consolidated Quarterly Income Information (Unaudited)..........     40
     2.  Financial Statement Schedules
           The schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the footnotes to the financial statements.
 (b) Reports on Form 8-K
       During the fourth quarter 1995 the Company filed a Form 8-K dated October
     18, 1995 reporting the conversion of 363,851 shares of its Series A
     Convertible Preferred Stock into 2,252,496 shares of its common stock.
 (c) Exhibits

    3. (i) Amended and Restated Certificate of Incorporation of the Company dated August 15, 1995, and filed with the Secretary of State of the State of Delaware on August 15, 1995 (Incorporated by reference to
        Exhibit 3.1 of the Company's Quarterly Report filed on Form 10-Q for the three months ended September 30, 1995).
        (ii) Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report filed on Form 10-Q for the three months ended September 30, 1995).
    4.1 Credit Agreement Between Goodrich Petroleum Company of Louisiana and
        Compass Bank-Houston dated August 15, 1995 and Amendment thereto dated
        December 15, 1995.
    4.2 Specimen Common Stock Certificate. (Incorporated by reference to
        Exhibit 4.6 of the Company's Registration Statement No. 33-01077 filed
        February 20, 1996 on Form S-8).
   10.1 Goodrich Petroleum Corporation 1995 Stock Option Plan (Incorporated by reference to
        Exhibit 10.21 to the Company' Registration Statement filed June 13,
        1995 on Form S-4 (File
        No. 33-58631)).
   10.2 Goodrich Petroleum Corporation 1995 Nonemployee Director Stock Option
        Plan (Incorporated by reference to Exhibit 10.22 to the Company's
        Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-
        58631)).

   10.3  Patrick Petroleum Company 1993 Stock Option Plan (Incorporated by
         reference to Exhibit 10.11 to the Company's Registration Statement
         filed June 13, 1995 on Form S-4 (File No. 33-58631)).
   10.4  Form of Joint Participation Agreement between the Company and Goodrich
         Oil Company (Incorporated by reference to Exhibit 10.18 to the
         Company's Registration Statement filed June 13, 1993 on Form S-4 (No.
         33-58631)).
   10.5  Form of Marketing Agreement between the Company and Natural Gas
         Ventures, L.L.C. (Incorporated by reference to Exhibit 10.19 to the
         Company's Registration Statement filed June 13, 1993 on Form S-4 (No.
         33-58631)).
   10.6  Natural Gas Marketing Joint Venture Agreement between Seaber
         Corporation and Natural Gas Ventures, L.L.C. (Incorporated by
         reference to Exhibit 10.20 to the Company's Registration Statement
         filed June 13, 1993 on Form S-4 (No. 33-58631)).
   10.7  Form of Consulting Services Agreement between the Company and Henry
         Goodrich (Incorporated by reference to Exhibit 10.23 to the Company's
         Registration Statement filed June 13, 1993 on Form S-4 (No. 33-
         58631)).
   10.8  Form of Employment Agreement between the Company and Walter G.
         Goodrich (Incorporated by reference to Exhibit 10.24 to the Company's
         Registration Statement filed June 13, 1993 on Form S-4 (No. 33-
         58631)).
   10.9  Consulting Agreement with U.E. Patrick (Incorporated by reference to
         Exhibit 10.25 to the Company's Registration Statement filed June 13,
         1993 on Form S-4 (No. 33-58631)).
   10.10 Consulting Services Agreement between Leo E. Bromberg and Goodrich
         Petroleum Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report filed on Form 10-Q for the three months ended September 30, 1995.)
   21    Subsidiaries of the Registrant
          Goodrich Petroleum Company of Louisiana--incorporated in state of
            Nevada
           Subsidiaries of Goodrich Petroleum Company of Louisiana
            Drilling & Workover Company, Inc.--incorporated in state of
                Louisiana
            LECE, Inc.--incorporated in the state of Texas
            National Market Company--incorporated in state of Delaware
            Pecos Pipeline & Producing Company--incorporated in the state of
                Texas
   23    Consent of KPMG Peat Marwick LLP
   27    Financial Data Schedule, included elsewhere herein

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          GOODRICH PETROLEUM CORPORATION

                                          (Registrant)

Date: March 28, 1996                          /s/ Walter G. Goodrich
                                          By: _________________________________
                                              Walter G. Goodrich, President,
                                              Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Date: March 28, 1996

                 SIGNATURE                                     TITLE
                 ---------                                     -----
        /s/ Walter G. Goodrich
- -------------------------------------------
            Walter G. Goodrich              President, Chief Executive Officer and
                                             Director (Principal Executive Officer)
        /s/ Roland L. Frautschi
- -------------------------------------------
            Roland L. Frautschi             Senior Vice President, Treasurer and Chief
                                             Financial Officer (Principal Financial
                                             Officer)
      /s/ Glynn E. Williams, Jr.
- -------------------------------------------
          Glynn E. Williams, Jr.            Vice President (Principal Accounting
                                             Officer)

           /s/ Sheldon Appel
- -------------------------------------------
               Sheldon Appel                Director
          /s/ Jeff H. Benhard
- -------------------------------------------
              Jeff H. Benhard               Director
          /s/ Basil M. Briggs
- -------------------------------------------
              Basil M. Briggs               Director
      /s/ Benjamin F. Edwards, II
- -------------------------------------------
         Benjamin F. Edwards, II            Director
          /s/ Henry Goodrich
- -------------------------------------------
              Henry Goodrich                Director
         /s/ James R. Jenkins
- -------------------------------------------
             James R. Jenkins               Director
           /s/ Wayne G. Kees
- -------------------------------------------
               Wayne G. Kees                Director

- -------------------------------------------
              John C. Napley                Director
     /s/ Arthur A. Seeligson, III
- -------------------------------------------
         Arthur A. Seeligson, III           Director
         /s/ J. Michael Watts
- -------------------------------------------
             J. Michael Watts               Director