Form 10-Q
period 1996-03-31
GOODRICH PETROLEUM CORP
filed 1996-05-15
CIK 943861

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended       March 31, 1996
                                     --------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from            to
                                          --
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

Commission File Number:              33-58831
                                     --------

                        GOODRICH PETROLEUM CORPORATION
                        ------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                76-466913
- --------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer ID. No.)
incorporation or organization)


5847 SAN FELIPE, SUITE 700, HOUSTON, TEXAS              77057
- -------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


                                  (713) 780-9494
                                  --------------
              (Registrant's telephone number, including area code)

                                     NONE
                                     ----
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [ X ] Yes     [   ] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common shares outstanding as of May 6, 1996:  41,804,510

                         GOODRICH PETROLEUM CORPORATION
                                   FORM 10-Q
                                 MARCH 31, 1996
                                     INDEX
                                                          PAGE NO.
                                                          --------

             PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


Consolidated Balance Sheets
 March 31, 1996 (Unaudited) and December 31, 1995...........   3

Consolidated Statements of Operations
 Three Months Ended March 31, 1996 and 1995 (Unaudited).....   5

Consolidated Statements of Cash Flows
 Three Months Ended March 31, 1996 and 1995 (Unaudited).....   6

Consolidated Statements of Stockholders' Equity
 Three Months Ended March 31, 1996 and 1995 (Unaudited).....   7

Notes to Consolidated Financial Statements..................   8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS.                         10

     PART II - OTHER INFORMATION                              13

ITEM 1.  LEGAL PROCEEDINGS.

ITEM 2.  CHANGES IN SECURITIES.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                   March 31,      December 31,
                                                     1996             1995
                                                  -----------     -------------
                                                  (Unaudited)

               ASSETS

CURRENT ASSETS
  Cash and cash equivalents..................  $     690,478   $       613,450
  Marketable equity securities...............        969,900           759,600
  Accounts receivable
   Trade and other, net of allowance.........        255,376           170,593
   Accrued oil and gas revenue...............      1,032,106         1,014,709
   Accrued pipeline joint venture............        758,040           530,792
  Prepaid insurance..........................        231,728           302,113
  Other......................................         41,453            33,532
                                                  ----------      ------------
      Total current assets...................      3,979,081         3,424,789
                                                  ----------      ------------


PROPERTY AND EQUIPMENT
  Oil and gas properties.....................     16,557,087        16,262,033
  Furniture, fixtures and equipment..........        108,376           101,333
                                                  ----------      ------------
                                                  16,665,463        16,363,366
  Less accumulated depletion, depreciation
   and amortization..........................     (2,809,324)       (2,217,425)
                                                  ----------      ------------
      Total property and equipment...........     13,856,139        14,145,941
                                                  ----------      ------------

OTHER ASSETS
  Investment in pipeline joint venture, net..      4,284,394         4,676,500
  Deferred charges...........................        119,573           135,486
                                                  ----------      ------------
                                                   4,403,967         4,811,986
                                                  ----------      ------------

          TOTAL ASSETS.......................  $  22,239,187   $    22,382,716
                                                  ==========   =  ============



See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)

                                                                     March 31,      December 31,
                                                                       1996             1995
                                                                    -----------     -------------
                                                                    (Unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable......................................  $            792,788   $       656,886
  Accrued liabilities...................................             1,240,741         1,740,028
                                                                    ----------      ------------
      Total current liabilities.........................             2,033,529         2,396,914
                                                                    ----------      ------------

LONG TERM DEBT..........................................             9,750,000         9,750,000

OTHER LIABILITIES.......................................               468,411           572,990

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $1.00 per share;
      authorized 10,000,000 shares; issued
      811,149 at March 31, 1996 (liquidating
      preference $10 per share, aggregating to
      $8,111,490) and 734,859 at December
      31, 1995..........................................               811,149           734,859
  Common stock, par value - $0.20 per share;
      authorized 100,000,000 shares; issued
      and outstanding 41,804,510........................             8,360,902         8,360,902
  Additional paid-in capital............................             1,123,850         1,200,140
  Accumulated Deficit...................................              (518,954)         (633,089)
  Unrealized gain on marketable equity securities.......               210,300               ---
                                                                    ----------      ------------
      Total stockholders' equity........................             9,987,247         9,662,812
                                                                    ----------      ------------

      TOTAL LIABILITIES AND STOCK-
          HOLDERS' EQUITY...............................  $         22,239,187   $    22,382,716
                                                                    ==========     =============



See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                  -----------------------------------
                                                     1996                     1995
                                                  -----------              ----------

REVENUES
  Oil and gas sales.............................  $ 1,902,881               1,127,089
  Pipeline joint venture........................      582,310                     ---
  Other, net....................................      165,597                   6,331
                                                  -----------              ----------
      Total revenues............................    2,650,788               1,133,420
                                                  -----------              ----------

EXPENSES
  Lease operating expense and production taxes..      328,092                 149,949
  Depletion, depreciation and amortization......    1,093,205                 228,245
  Exploration...................................      218,017                     ---
  Interest Expense..............................      206,831                 274,845
  General and administrative....................      528,278                  22,329
                                                  -----------              ----------
      Total costs and expenses..................    2,374,423                 675,368
                                                  -----------              ----------


INCOME BEFORE INCOME TAXES......................      276,365              $  458,052
                                                                           ==========
  Income taxes..................................          ---
                                                  -----------

NET INCOME......................................  $   276,365

  Preferred stock dividend......................      162,230
                                                  -----------

EARNINGS AVAILABLE TO COMMON STOCK..............  $   114,135
                                                  ===========

EARNINGS PER AVERAGE COMMON SHARE...............  $       ---
                                                  ===========

AVERAGE COMMON SHARES OUTSTANDING...............   41,804,510
                                                  ===========

PRO FORMA INFORMATION:

Income before income taxes......................                              458,052
Pro forma income taxes *........................                              178,640
                                                                           ----------
Pro forma net income............................                              279,412
                                                                           ==========
Pro forma earnings per average common share.....                           $      .01
                                                                           ==========
Pro forma average common shares outstanding**...                           19,765,226
                                                                           ==========
- --------------------

* No provision for income taxes is included in the consolidated statements of operations for the three months ended March 31, 1995, for the operations of La/Cal Energy Partners (predecessor company), due to La/Cal being a partnership and income taxes were the responsibility of the individual partners of La/Cal. Certain unaudited pro forma information relating to the Company's results of operations had La/Cal been a corporation, is shown here.

**For purposes of this presentation the number of pro forma shares used for the three months ended March 31, 1995, is 19,765,226 shares, the number issued by the Company in exchange for La/Cal's net assets contributed.

See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                  Three Months
                                                                   Ended March 31,
                                                         -----------------------------------
                                                                      1996          1995
                                                                  -------------  -----------

OPERATING ACTIVITIES
  Net income...........................................             $  276,365      458,052
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion, depreciation and amortization.........              1,093,205      228,245
      Amortization of deferred debt financing costs....                 19,998       28,697
      Gain on sale of oil and gas properties...........                (44,123)         ---
      Exploration costs charged to income..............                218,017          ---
      Payment of other liabilities.....................               (104,579)         ---
      (Increase) decrease in:
          Accounts receivable..........................               (329,428)     195,697
          Prepaid insurance and other..................                 62,464          ---
      (Decrease) increase in
          Accounts payable.............................                135,902      145,200
          Accrued liabilities..........................               (499,287)     (44,309)
                                                                     ---------   ----------
            Net cash provided by operating activities..                828,534    1,011,582
                                                                     ---------   ----------

INVESTING ACTIVITIES
  Proceeds from sales of oil and gas properties........                274,500          ---
  Capital expenditures.................................               (911,146)         ---
  Other................................................                 55,952          ---
                                                                     ---------   ----------
            Net cash used in investing activities......               (580,694)         ---
                                                                     ---------   ----------

FINANCING ACTIVITIES
  Principal payments of bank borrowings................                    ---     (479,473)
  Partnership distributions............................                    ---     (357,084)
  Payment of  debt financing costs.....................                 (8,582)         ---
  Preferred stock dividends............................               (162,230)         ---
  Organizational costs incurred........................                    ---     (174,952)
                                                                     ---------   ----------
            Net cash used in financing activities......               (170,812)  (1,011,509)
                                                                     ---------   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS..............                 77,028           73

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD..................................                613,450      710,762
                                                                     ---------   ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD........................................             $  690,478      710,835
                                                                    ==========   ==========

See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                       Three Months Ended March 31, 1996
                                  (Unaudited)





                                                    Preferred Stock              Common Stock
                                 Partners'   ---------------------------   ---------------------------  Additional
                                 Capital        Number                        Number                      Paid-In
                                (Deficit)     of shares       Par Value      of shares      Par Value     Capital
                             -------------   ------------   ------------   ------------   ------------  ----------
BALANCE AT DECEMBER 31,        $(2,081,217)        ---        $    ---             ---      $      ---         ---
 1994......................
Net income.................        458,052         ---             ---             ---             ---         ---
Partnership distribution...       (357,084)        ---             ---             ---             ---         ---
                               -----------
BALANCE AT MARCH 31, 1995..     (1,980,249)        ---             ---             ---             ---         ---
                               ===========     =======        ========      ==========      ==========   =========

BALANCE AT DECEMBER 31,
 1995......................            ---     734,859         734,859      41,804,510       8,360,902   1,200,140
Net income.................            ---         ---             ---             ---             ---         ---
Unrealized appreciation of
 marketable securities
 available for sale........            ---         ---             ---             ---             ---         ---
Preferred stock dividend...            ---         ---             ---             ---             ---         ---
Reinstatement of preferred
 stock under appraisal
 rights.......                         ---      76,290        $ 76,290             ---             ---     (76,290)
                               -----------     -------        --------      ----------      ----------   ---------
BALANCE AT MARCH 31, 1996..    $       ---     811,149        $811,149      41,804,510      $8,360,902   1,123,850
                               ===========     =======        ========      ==========      ==========  ==========

                                              Unrealized
                                              Gain on
                                              Marketable        Total
                               Accumulated    Equity        Stockholders'
                                 Deficit      Securities    Equity (Deficit)
                               -----------   -----------   -----------------
BALANCE AT DECEMBER 31,                 ---       ---         (2,081,217)
 1994......................
Net income.................             ---       ---            458,052
Partnership distribution...             ---       ---           (357,084)
                                                               ----------
BALANCE AT MARCH 31, 1995..             ---       ---         (1,980,249)
                                   ========   =======         ==========

BALANCE AT DECEMBER 31,            (633,089)      ---          9,662,812
 1995......................
Net income.................         276,365       ---            276,365
Unrealized appreciation of
 marketable securities
 available for sale........             ---   210,300            210,300
Preferred stock dividend...        (162,230)      ---           (162,230)
Reinstatement of preferred
 stock under appraisal
 rights....................             ---       ---                ---
                                   --------   -------         ----------
BALANCE AT MARCH 31, 1996..        (518,954)  210,300          9,987,247
                                   ========   =======         ==========



See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            March 31, 1996 and 1995



NOTE A - BUSINESS COMBINATION


As noted in the Company's 1995 annual report on Form 10-K, a business combination of Patrick Petroleum Company ("Patrick"), La/Cal Energy Partners ("La/Cal") and Goodrich Petroleum Corporation (the "Company") took place in August, 1995. As a result of the accounting for the combination transactions, the financial statements for the three months ended March 31, 1995 reflect solely the operations of La/Cal whereas the financial statements for the three months ended March 31, 1996 reflect the operations of the combined entities.


NOTE B - BASIS OF PRESENTATION


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The financial statements and footnotes included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995, specifically as it relates to the business combination and the related impact on the basis of presentation of the accompanying financial statements.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995.

The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE C - COMMITMENTS AND CONTINGENCIES


The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The EPA has estimated that the total cost of long-term clean-up of the site will be approximately $15.4 million with the Company's percentage of responsibility to be approximately 3.09%. As of March 31, 1996, the Company has paid approximately $115,000 in costs related to this matter and accrued an additional $400,000 for the remaining liability. The EPA and PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated by the EPA. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently accrued for this liability.

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


NOTE D - PRO FORMA FINANCIAL RESULTS OF OPERATIONS

Selected results of operations on a pro forma basis as if the combination transactions had occurred on January 1, 1995 are as follows:

                                          For the three months ended
                                                March 31, 1995
                                          --------------------------

     Revenues...........................          $2,688,085
     Net income.........................             385,140
     Income applicable to common stock..             150,140
     Income per average common share....          $      ---


               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Business Combination
- --------------------

As noted in the Company's 1995 annual report on Form 10-K, a business combination of Patrick Petroleum Company ("Patrick"), La/Cal Energy Partners ("La/Cal") and Goodrich Petroleum Corporation (the "Company") took place in August, 1995. As a result of the accounting for the combination transactions, the financial statements for the three months ended March 31, 1995 reflect solely the operations of La/Cal whereas the financial statements for the three months ended March 31, 1996 reflect the operations of the combined entities. As a result, comparison of the current and prior period financial statements presented are significantly impacted by the combination transactions.


Changes in Results of Operations
- --------------------------------


Total revenues in the first quarter of 1996 amounted to $2,651,000 and were $1,517,000 higher than the $1,133,000 in the first quarter of 1995. Oil and gas sales were $776,000 higher due substantially to increased oil production as a result of the inclusion of revenues of the combined entities in the first quarter of 1996 along with increased oil prices for the period. Gas production for the first three months of 1996 was lower primarily due to the early abandonment of two wells producing from a gas reservoir in the Lake Charles field and a third well producing at a reduced rate. One of the abandoned wells has recently been recompleted to an oil reservoir. The dollar impact of this decrease was slightly more than offset by increased gas prices for the period. (see volume and price table below). Additionally, the first quarter of 1996 includes the revenues from the pipeline joint venture which was acquired in the Patrick transaction and contributed $582,000 in the current period. Included in other, net for the first quarter of 1996 ($166,000) is a gain amounting to $44,000 on the sale of certain oil and gas properties in Montana and North Dakota, revenue received by the Company as operator of certain wells and other miscellaneous income items.


                         Three months                   Three months
                     ended March 31, 1996           ended March 31, 1995
                   -------------------------  -----------------------------
                   Production  Average Price  Production     Average Price
                   ----------  -------------  ----------  -----------------

     Gas (Mcf)...     410,776         $ 2.46     611,387         $ 1.59
     Oil (Bbls)..      47,344          18.83       9,830          15.85

Lease operating expense and production taxes were $328,000 in the first quarter of 1996 versus $150,000 in the first quarter of 1995 or $178,000 higher due to the higher production volumes and depletion, deprecation and amortization was $1,093,000 versus $228,000 or $865,000 higher than 1995 due to the addition of the Patrick oil and gas properties and the pipeline joint venture subsequent to August 15, 1995. The Company incurred $218,000 of exploration expense in 1996, whereas there was no such expense in 1995 due to La/Cal having virtually no exploration activities.

General and administrative expenses amounted to $528,000 in the first quarter of 1996 versus $22,000 in 1995 (increase of $506,000) due to the fact that La/Cal was provided substantially all of its general and administrative expenses at no cost by an affiliate whereas the Company provides its own general and administrative services. Additionally, as a public company, the Company incurs a higher level of general and administrative expenses than a privately held company.

Interest expense was $207,000 in the first quarter of 1996 compared to $275,000 (6% lower) in 1995 due to the Company having slightly lower average debt outstanding and a lower effective interest rate in the first quarter of 1996 than La/Cal during the same period in 1995.

The statements of operations reflects no recorded income taxes due to the Company's ability to utilize net operating loss carryforwards to offset taxable income in the first quarter of 1996 and the individual partners of La/Cal being responsible for such taxes for the first quarter of 1995.

The Company's preferred stock dividend amounted to $162,000 for the three months ended March 31, 1996.

Liquidity and Capital Resources
- -------------------------------

Net cash provided by operating activities was $829,000 in the first quarter of 1996 compared to $1,012,000 in the first quarter of 1995. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

The three months ended March 31, 1996 reflects $911,000 in capital expenditures offset by $275,000 in proceeds from the sale of certain oil and gas properties in Montana and North Dakota. La/Cal did not incur any capital expenditures during the first quarter of 1995.

Net cash used by financing activities was $171,000 for the current period as compared to $1,012,000 in the prior year period. The 1996 amount is composed primarily of preferred stock dividends of $162,000. The three months ended March 31, 1995 contained $479,000 in repayment of bank borrowings and $357,000 of partnership distributions by La/Cal.

The Company has a credit facility with a bank which provides for a total borrowing base determined by the bank every six months in part, based on the Company's oil and gas reserve information. Such borrowing base will be $12,800,000 effective June 1, 1996. Any and all amounts drawn are due and payable on June 1, 1997. Interest on related borrowings is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 2%. Interest rates are set on specific draws for one, two, three or six month periods, also at the options of the Company. The Company's credit facility requires minimum net worth and debt service ratios be maintained by the Company. Accordingly, the Company had $1,469,000 available for the payment of dividends at March 31, 1996. The amount drawn by the Company under this facility as of March 31, 1996 was $9,750,000.

The Company had $911,000 in capital expenditures in the three months ended March 31, 1996. The Company plans to incur capital expenditures in the amount of approximately $7,000,000 in calendar 1996. The Company plans to finance such expenditures from operating cash flow and draws on its bank credit facility.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     None

Item 2.  Changes in Securities.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Item 3.  Defaults upon Senior Securities.

     None.

Item 4.  Results of Votes of Security Holders.

     None.

Item 5.  Other Information.

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Goodrich Petroleum Corporation
                                           ------------------------------
                                           Goodrich Petroleum Corporation



       May 13, 1996                        /s/ Walter G. Goodrich
    -----------------                      ----------------------
          Date                             Walter G. Goodrich, President and
                                           Chief Executive Officer




       May 13, 1996                        /s/ Roland L. Frautschi
    -----------------                      -----------------------
          Date                             Roland L. Frautschi, Senior Vice
                                           President, Chief Financial Officer
                                           and Treasurer (Principal Financial
                                           Officer)