Form 10-Q
period 1996-06-30
GOODRICH PETROLEUM CORP
filed 1996-08-13
CIK 943861

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended       June 30, 1996
                               ----------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from            to
                                ---------    ----------
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

Commission File Number:              33-58831
                         ---------------------------------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes     [ ] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common shares outstanding as of August 9, 1996:  41,804,510

                        GOODRICH PETROLEUM CORPORATION
                                   FORM 10-Q
                                 JUNE 30, 1996
                                     INDEX


                                                           PAGE NO.
                                                           --------

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


Consolidated Balance Sheets
 June 30, 1996 (Unaudited) and December 31, 1995............   3

Consolidated Statements of Operations
 Six Months Ended June 30, 1996 and 1995 (Unaudited)........   5

 Three Months Ended June 30, 1996 and 1995 (Unaudited)......   6

Consolidated Statements of Cash Flows
 Six Months Ended June 30, 1996 and 1995 (Unaudited)........   7

Consolidated Statements of Stockholders' Equity
 Six Months Ended June 30, 1996 and 1995 (Unaudited)........   8

Notes to Consolidated Financial Statements..................   9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS.                         11

  PART II - OTHER INFORMATION                                 15

ITEM 1.  LEGAL PROCEEDINGS.

ITEM 2.  CHANGES IN SECURITIES.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                   June 30,       December 31,
                                                     1996             1995
                                                  -----------     -------------
                                                  (Unaudited)

               ASSETS

CURRENT ASSETS
  Cash and cash equivalents..................    $   480,375       $   613,450
  Marketable equity securities...............        886,200           759,600
  Accounts receivable
   Trade and other, net of allowance.........        203,778           170,593
   Accrued oil and gas revenue...............      1,006,550         1,014,709
   Accrued pipeline joint venture............        438,000           530,792
  Prepaid insurance..........................        169,355           302,113
  Other......................................         53,950            33,532
                                                 -----------       -----------
      Total current assets...................      3,238,208         3,424,789
                                                 -----------       -----------


PROPERTY AND EQUIPMENT
  Oil and gas properties.....................     17,054,186        16,262,033
  Furniture, fixtures and equipment..........        108,376           101,333
                                                 -----------       -----------
                                                  17,162,562        16,363,366
  Less accumulated depletion, depreciation
   and amortization..........................     (3,414,523)       (2,217,425)
                                                 -----------       -----------
      Total property and equipment...........     13,748,039        14,145,941
                                                 -----------       -----------

OTHER ASSETS
  Investment in pipeline joint venture, net..      4,110,124         4,676,500
  Deferred charges...........................         96,401           135,486
                                                 -----------       -----------
                                                   4,206,525         4,811,986
                                                 -----------       -----------

          TOTAL ASSETS.......................    $21,192,772       $22,382,716
                                                 ===========       ===========


See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)

                                                                  June 30,       December 31,
                                                                    1996             1995
                                                                 -----------     -------------
                                                                 (Unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable......................................         $  733,020      $    656,886
  Accrued liabilities...................................          1,631,189         1,740,028
                                                                 ----------      ------------
      Total current liabilities.........................          2,364,209         2,396,914
                                                                 ----------      ------------

LONG TERM DEBT..........................................          9,000,000         9,750,000

OTHER LIABILITIES.......................................            369,685           572,990

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00 per share;
      authorized 10,000,000 shares; issued
      811,149 at June 30, 1996 (liquidating
      preference $10 per share, aggregating to
      $8,111,490) and 734,859 at December
      31, 1995..........................................            811,149           734,859
  Common stock, par value - $0.20 per share;
      authorized 100,000,000 shares; issued
      and outstanding 41,804,510........................          8,360,902         8,360,902
  Additional paid-in capital............................          1,123,850         1,200,140
  Accumulated deficit...................................           (963,623)         (633,089)
  Unrealized gain on marketable equity securities.......            126,600              ---
                                                                 ----------       -----------
      Total stockholders' equity........................          9,458,878         9,662,812
                                                                 ----------       -----------

      TOTAL LIABILITIES AND STOCK-
          HOLDERS' EQUITY...............................        $21,192,772       $22,382,716
                                                                ===========       ===========



See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                  -------------------------------------
                                                      1996                     1995
                                                  -----------              ------------

REVENUES
  Oil and gas sales.............................  $ 3,783,139                2,168,138
  Pipeline joint venture........................      825,901                      ---
  Other, net....................................      204,467                   12,902
                                                  -----------              ------------
      Total revenues............................    4,813,507                2,181,040
                                                  -----------              ------------

EXPENSES
  Lease operating expense and production taxes..      704,833                  296,433
  Depletion, depreciation and amortization......    1,864,064                  407,240
  Exploration...................................      764,779                      ---
  Interest expense..............................      412,533                  537,225
  General and administrative....................    1,073,412                    3,307
                                                  -----------              ------------
      Total costs and expenses..................    4,819,621                1,244,205
                                                  -----------              ------------


INCOME (LOSS) BEFORE INCOME TAXES...............       (6,114)             $   936,835
                                                                           ============
  Income taxes..................................          ---
                                                   ----------

NET LOSS........................................       (6,114)

  Preferred stock dividends.....................      324,420
                                                  -----------

LOSS AVAILABLE TO COMMON STOCK..................  $  (330,534)
                                                  ============

LOSS PER AVERAGE COMMON SHARE...................  $      (.01)
                                                  ============

AVERAGE COMMON SHARES OUTSTANDING...............   41,804,510
                                                  ============

PRO FORMA INFORMATION:

Income before income taxes......................                           $   936,835
Pro forma income taxes 1).......................                               365,366
                                                                           -----------
Pro forma net income............................                           $   571,469
                                                                           ============
Pro forma earnings per average common share.....                           $       .03
                                                                           ============
Pro forma average common shares outstanding 2)..                           $19,765,226
                                                                           ============
- --------------------

1) No provision for income taxes is included in the consolidated statements of operations for the six months ended June 30, 1995, for the operations of La/Cal Energy Partners (predecessor company), due to La/Cal being a partnership and income taxes having been the responsibility of the individual partners of La/Cal. Certain unaudited pro forma information relating to the Company's results of operations had La/Cal been a corporation, is shown here.

2) For purposes of this presentation the number of pro forma shares used for the six months ended June 30, 1995, is 19,765,226 shares, the number issued by the Company in exchange for La/Cal's net assets contributed.

See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           Three Months Ended
                                                                 June 30,
                                                  --------------------------------------
                                                      1996                      1995
                                                  ------------              ------------

REVENUES
  Oil and gas sales.............................  $ 1,880,258                 1,041,049
  Pipeline joint venture........................      243,591                       ---
  Other, net....................................       38,870                     6,571
                                                  -----------               -----------
      Total revenues............................    2,162,719                 1,047,620
                                                  -----------               -----------

EXPENSES
  Lease operating expense and production taxes..      376,741                   146,484
  Depletion, depreciation and amortization......      770,859                   178,995
  Exploration...................................      546,762                       ---
  Interest expense..............................      205,702                   262,380
  General and administrative....................      545,134                   (19,022)
                                                  -----------               -----------
      Total costs and expenses..................    2,445,198                   568,837
                                                  -----------               -----------


INCOME (LOSS) BEFORE INCOME TAXES...............     (282,479)              $   478,783
    Income taxes................................  -----------               ===========

 NET LOSS........................................ $  (282,479)

  Preferred stock dividends.....................      162,190
                                                  -----------

LOSS AVAILABLE TO COMMON STOCK..................  $  (444,669)
                                                  ===========

LOSS PER AVERAGE COMMON SHARE...................  $      (.01)
                                                  ===========

AVERAGE COMMON SHARES OUTSTANDING...............   41,804,510
                                                  ===========

PRO FORMA INFORMATION:

Income before income taxes......................                            $   478,783
Pro forma income taxes 1).......................                                186,726
                                                                            -----------
Pro forma net income............................                            $   292,057
                                                                            ===========
Pro forma earnings per average common share.....                            $       .01
                                                                            ===========
Pro forma average common shares outstanding 2)..                             19,765,226
                                                                            ===========
- --------------------

1) No provision for income taxes is included in the consolidated statements of operations for the three months ended June 30, 1995, for the operations of La/Cal Energy Partners (predecessor company), due to La/Cal being a partnership and income taxes having been the responsibility of the individual partners of La/Cal. Certain unaudited pro forma information relating to the Company's results of operations had La/Cal been a corporation, is shown here.

2) For purposes of this presentation the number of pro forma shares used for the three months ended June 30, 1995, is 19,765,226 shares, the number issued by the Company in exchange for La/Cal's net assets contributed.

See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                 Six Months
                                                                               Ended June 30,
                                                                       ----------------------------
                                                                           1996            1995
                                                                       -----------     ------------

OPERATING ACTIVITIES
  Net income (loss)....................................               $   (6,114)         936,835
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depletion, depreciation and amortization.........                1,864,064          407,240
      Amortization of deferred debt financing costs....                   40,347           57,395
      Gain on sale of oil and gas properties...........                  (47,123)             ---
      Capital expenditures charged to income...........                  626,779              ---
      Payment of other liabilities.....................                 (203,305)             ---
      (Increase) decrease in:
          Accounts receivable..........................                   67,766          233,727
          Prepaid insurance and other..................                  112,340              ---
      (Decrease) increase in
          Accounts payable.............................                   76,134          (13,467)
          Accrued liabilities..........................                 (108,839)         (61,351)
                                                                      ------------     -----------
            Net cash provided by operating activities..                2,422,049        1,560,379
                                                                      -----------      -----------

INVESTING ACTIVITIES
  Proceeds from sales of oil and gas properties........                  277,500              ---
  Capital expenditures.................................               (1,747,948)             ---
  Cash paid in connection with business combination....                      ---         (346,331)
  Other................................................                      ---            1,304
                                                                      ----------       -----------
            Net cash used in investing activities......               (1,470,448)        (345,027)
                                                                      ----------       -----------

FINANCING ACTIVITIES
  Principal payments of bank borrowings................                 (750,000)        (797,162)
  Partnership distributions............................                      ---         (413,900)
  Payment of  debt financing costs.....................                  (10,256)             ---

  Preferred stock dividends............................                 (324,420)             ---
                                                                      ----------       ----------
            Net cash used in financing activities......               (1,084,676)      (1,211,062)
                                                                      ----------       ----------

NET INCREASE  (DECREASE) IN CASH AND
  CASH EQUIVALENTS.....................................                 (133,075)           4,290

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD..................................                  613,450          710,762
                                                                      ----------       ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD........................................               $  480,375          715,052
                                                                      ==========       ==========

See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                    Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                     Preferred Stock                 Common Stock
                                               -------------------------    -------------------------------
                                 Partners'         Number                      Number
                                  Capital            of                          of               Par
                                 (Deficit)         shares       Par Value      shares            Value
                               -----------      -----------    ---------    ------------   ----------------
BALANCE AT DECEMBER 31,
 1994......................     $(2,081,217)          ---       $    ---            ---         $      ---
Net income.................         936,835           ---            ---            ---                ---
Partnership distributions..        (413,900)          ---            ---            ---                ---
                                 ----------       -------        -------     ----------        -----------
BALANCE AT JUNE 30, 1995...      (1,558,282)          ---            ---            ---                ---
                                 ==========       =======        =======     ==========        ===========

BALANCE AT DECEMBER 31,
 1995......................             ---       734,859        734,859     41,804,510          8,360,902
Net loss...................             ---           ---            ---            ---                ---
Unrealized appreciation of
 marketable securities
 available for sale........             ---           ---            ---            ---                ---
Preferred stock dividends..             ---           ---            ---            ---                ---
Reinstatement of preferred
 stock under appraisal
 rights....................             ---        76,290       $ 76,290            ---                ---
                                 ----------       -------        -------     ----------        -----------
BALANCE AT JUNE 30, 1996...     $       ---       811,149        811,149     41,804,510          8,360,902
                                 ==========       =======        =======     ==========        ===========

                                                                    Unrealized
                               Additional                             Gain on             Total
                                Paid-In         Accumulated           Equity           Stockholders'
                                Capital           Deficit           Securities       Equity (Deficit)
                              ----------      --------------      ------------      -----------------
BALANCE AT DECEMBER 31,
 1994......................          ---               ---               ---           (2,081,217)
Net income.................          ---               ---               ---              936,835
Partnership distributions..          ---               ---               ---             (413,900)
                               ---------          --------           -------           ----------
BALANCE AT JUNE 30, 1995...          ---               ---               ---           (1,558,282)
                               =========          ========           =======           ==========

BALANCE AT DECEMBER 31,
 1995......................    1,200,140          (633,089)              ---            9,662,812
Net loss...................          ---            (6,114)              ---               (6,114)
Unrealized appreciation of
 marketable securities
 available for sale........          ---              ---            126,600              126,600
Preferred stock dividends..          ---          (324,420)              ---             (324,420)

Reinstatement of preferred
 stock under  appraisal
 rights....................      (76,290)              ---               ---                 ---
                               ---------          --------           -------           ----------
BALANCE AT JUNE 30, 1996...    1,123,850          (963,623)          126,600            9,458,878
                               =========          ========           =======           ==========

See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                            June 30, 1996 and 1995


NOTE A - BUSINESS COMBINATION

As noted in the Company's 1995 annual report on Form 10-K, a business combination of Patrick Petroleum Company ("Patrick"), La/Cal Energy Partners ("La/Cal") and Goodrich Petroleum Corporation (the "Company") took place in August, 1995. As a result of the accounting for the combination transactions, the financial statements for the three and six months ended June 30, 1995 reflect solely the operations of La/Cal whereas the financial statements for the three and six months ended June 30, 1996 reflect the operations of the combined entities.

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995.

The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE C - COMMITMENTS AND CONTINGENCIES

The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The EPA has estimated that the total cost of long-term clean-up of the site will be approximately $15.4 million with the Company's percentage of responsibility to be approximately 3.09%. As of June 30, 1996, the Company has paid approximately $135,000 in costs related to this matter and accrued an additional $379,000 for the remaining liability. The EPA and PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated by the EPA. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently accrued for this liability.

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

NOTE D - PRO FORMA FINANCIAL RESULTS OF OPERATIONS

Selected results of operations on a pro forma basis as if the combination transactions had occurred on January 1, 1995 are as follows:

                                          For the six months ended
                                               June 30, 1995
                                          ------------------------

     Revenues...........................         $6,951,168
     Net income.........................          2,355,531
     Income applicable to common stock..          1,885,531
     Income per average common share....         $      .05

The pro forma operations above contain a net gain on the sale of an investment which accounted for $1,563,762 of revenue and net income and amounted to $ .04 income per share.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Business Combination

As noted in the Company's 1995 annual report on Form 10-K, a business combination of Patrick Petroleum Company ("Patrick"), La/Cal Energy Partners ("La/Cal") and Goodrich Petroleum Corporation (the "Company") took place in August, 1995. As a result of the accounting for the combination transactions, the financial statements for the three and six months ended June 30, 1995 reflect solely the operations of La/Cal whereas the financial statements for the three and six months ended June 30, 1996 reflect the operations of the combined entities. As a result, comparison of the current and prior period financial statements presented are significantly impacted by the combination transactions.

Changes in Results of Operations

      Six months ended June 30, 1996 versus six months ended June 30, 1995


Total revenues for the six months ended June 30, 1996 amounted to $4,814,000 and were $2,163,000 higher than the $2,651,000 for the six months ended June 30, 1995. Oil and gas sales were $1,615,000 higher due substantially to increased oil production as a result of the inclusion of revenues of the combined entities in the six months ended June 30, 1996 along with increased oil prices for the period. Gas production for the six months ended June 30, 1996 was lower primarily due to the early abandonment of two wells producing from a gas reservoir in the Lake Charles field and a third well producing at a reduced rate. One of the abandoned wells has recently been recompleted to an oil reservoir. The dollar impact of this decrease was more than offset by increased gas prices for the period. (see volume and price table below). Additionally, the six months ended June 30, 1996 includes the revenues from the pipeline joint venture which was acquired in the Patrick transaction and contributed $826,000 in the current period. Included in other, net for the six months ended June 30, 1996 ($204,000) are gains amounting to $47,000 on the sale of certain oil and gas properties, substantially all in North Dakota, revenue received by the Company as operator of certain wells and other miscellaneous income items.

                          Six months                 Six months
                      ended June 30, 1996        ended June 30, 1995
                   -------------------------  -------------------------
                   Production  Average Price  Production  Average Price
                   ----------  -------------  ----------  -------------

   Gas (Mcf)...     813,565      $ 2.52       1,179,946      $ 1.61
   Oil (Bbls)..      87,046       19.87          16,349       16.82


Lease operating expense and production taxes were $705,000 for the six months ended June 30, 1996 versus $296,000 for the six months ended June 30, 1995 or $408,000 higher due to the higher production volumes. Depletion, deprecation and amortization was $1,864,000 versus $407,000 or $1,457,000 higher than 1995 due to the addition of the Patrick oil and gas properties and the pipeline joint venture subsequent to August 15, 1995. The Company incurred $765,000 of exploration expense in 1996, whereas there was no such expense in 1995 due to La/Cal having virtually no exploration activities. Included in 1996 exploration expense is $470,000 of costs related to dry holes during the period.

General and administrative expenses amounted to $1,073,000 in the six months ended June 30, 1996 versus $3,000 in 1995 due to the fact that La/Cal was provided substantially all of its general and administrative expenses at no cost by an affiliate whereas the Company provides its own general and administrative services. Additionally, as a public company, the Company incurs a higher level of general and administrative expenses than a privately held company.

Interest expense was $413,000 in the six months ended June 30, 1996 compared to $537,000 (23% lower) in 1995 due to the Company having slightly lower average debt outstanding and a lower effective interest rate in the six months ended June 30, 1996 than La/Cal during the same period in 1995.

The Company's preferred stock dividends amounted to $324,000 for the six months ended June 30, 1996.

    Three months ended June 30, 1996 versus three months ended June 30, 1995

Total revenues in the second quarter of 1996 amounted to $2,163,000 and were $1,115,000 higher than the $1,048,000 in the second quarter of 1995. Oil and gas sales were $839,000 higher due substantially to increased oil production as a result of the inclusion of revenues of the combined entities in the second quarter of 1996 along with increased oil prices for the period. Gas production for the three months ended June 30, 1996 was lower primarily due to the early abandonment of two wells producing from a gas reservoir in the Lake Charles field and a third well producing at a reduced rate. One of the abandoned wells has recently been recompleted to an oil reservoir. The dollar impact of this decrease was more than offset by increased gas prices for the period. (see volume and price table below). Additionally, the second quarter of 1996 includes the revenues from the pipeline joint venture which was acquired in the Patrick transaction and contributed $244,000 in the current period.



                         Three months               Three months
                      ended June 30, 1996        ended June 30, 1995
                   -------------------------  -------------------------
                   Production  Average Price  Production  Average Price
                   ----------  -------------  ----------  -------------

     Gas (Mcf)...     402,789     $ 2.59        568,559       $ 1.62
     Oil (Bbls)..      39,702      21.11          6,519        18.28

Lease operating expense and production taxes were $377,000 in the second quarter of 1996 versus $146,000 in the second quarter of 1995 or $230,000 higher due to the higher production volumes. Depletion, deprecation and amortization was $771,000 versus $179,000 or $592,000 higher than 1995 due to the addition of the Patrick oil and gas properties and the pipeline joint venture subsequent to August 15, 1995. The Company incurred $545,000 of exploration expense in 1996, whereas there was no such expense in 1995 due to La/Cal having virtually no exploration activities. Included in 1996 exploration expense is $438,000 of costs related to dry holes during the period.

General and administrative expenses amounted to $545,000 in the second quarter of 1996 versus $(19,000) in 1995 due to the fact that La/Cal was provided substantially all of its general and administrative expenses at no cost by an affiliate whereas the Company provides its own general and administrative services. Additionally, as a public company, the Company incurs a higher level of general and administrative expenses than a privately held company.

Interest expense was $206,000 in the second quarter of 1996 compared to $262,000 (22% lower) in 1995 due to the Company having slightly lower average debt outstanding and a lower effective interest rate in the three months ended June 30, 1996 than La/Cal during the same period in 1995.

The Company's preferred stock dividends amounted to $162,000 for the three months ended June 30, 1996.

Liquidity and Capital Resources

Net cash provided by operating activities was $2,422,000 in the six months ended June 30, 1996 compared to $1,560,000 in the six months ended June 30, 1995. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

The six months ended June 30, 1996 reflects $1,748,000 in capital expenditures offset by $277,000 in proceeds from the sale of certain oil and gas properties, substantially all in North Dakota. La/Cal did not incur any capital expenditures during the six months ended June 30, 1995 and incurred $346,000 in connection with the business combination.

Net cash used by financing activities was $1,085,000 for the current period as compared to $1,211,000 in the prior year period. The 1996 amount is composed primarily of repayments of bank borrowings of $750,000 and preferred stock dividends of $324,000. The six months ended June 30, 1995 contained $797,000 in repayment of bank borrowings and $414,000 of partnership distributions by La/Cal.

The Company has a credit facility with a bank which provides for a total borrowing base determined by the bank every six months in part, based on the Company's oil and gas reserve information. Such borrowing base is $12,800,000. Any and all amounts drawn are due and payable on June 1, 1998. Interest on related borrowings is based on either of two methods at the option of the
Company: the bank's prime lending rate or LIBOR plus 2%. Interest rates are set on specific draws for one, two, three or six month periods, also at the options of the Company. The Company's credit facility requires minimum net worth and debt service ratios be maintained by the Company. Accordingly, the Company had $862,000 available for the payment of dividends at June 30, 1996. The amount drawn by the Company under this facility as of June 30, 1996 was $9,000,000.

The Company had $1,748,000 in capital expenditures in the six months ended June 30, 1996. The Company plans to incur capital expenditures in the amount of approximately $7,000,000 in calendar 1996. The Company plans to finance such expenditures from operating cash flow and draws on its bank credit facility.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings.

        None

Item 2.  Changes in Securities.

        See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Item 3.  Defaults Upon Senior Securities.

        None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Shareholders of the Company was held on May 22, 1996. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld, and abstaining or not voting as to each matter.

Election of Class I Directors

                                   FOR            WITHHELD

Sheldon Appel                  33,135,371          260,148
John C. Napley                 33,132,340          263,179
J. Michael Watts               33,113,674          281,845

Approval of the Amendment to the 1995 Goodrich Petroleum Corporation Nonemployee Directors Stock Option Plan

                FOR             AGAINST            ABSTAIN

             31,830,998        1,192,751           371,770


Ratification of the appointment of KPMG Peat Marwick, LLP as the Company's independent auditors for 1996

                FOR             AGAINST            ABSTAIN

             33,166,292         130,527             98,700

Item 5.  Other Information.

        Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             4. Second Amendment to Credit Agreement between Goodrich Petroleum Company of Louisiana and Compass Bank dated June 1, 1996.

        (b)  Reports on Form 8-K

                  None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Goodrich Petroleum Corporation
                                        ------------------------------
                                        Goodrich Petroleum Corporation



      August 12, 1996                   /s/   Walter G. Goodrich
      -------------------               ---------------------------------
             Date                       Walter G. Goodrich, President and
                                        Chief Executive Officer


       August 12, 1996                  /s/   Roland L. Frautschi
       --------------------             ----------------------------------
             Date                       Roland L. Frautschi, Senior Vice
                                        President, Chief Financial Officer
                                                  and Treasurer
                                          (Principal Financial Officer)