Form 10-Q
period 1996-09-30
GOODRICH PETROLEUM CORP
filed 1996-11-12
CIK 943861

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended     SEPTEMBER 30, 1996
                                   ------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from _____________ to ____________
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

Commission File Number:              33-58631
                                     --------

                        GOODRICH PETROLEUM CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                          76-466913
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer ID. No.)
  incorporation or organization)

5847 SAN FELIPE, SUITE 700, HOUSTON, TEXAS                   77057
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                (713) 780-9494
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                  NONE
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [ X ] Yes     [   ] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of November 8, 1996:  41,804,510

                         GOODRICH PETROLEUM CORPORATION
                                   FORM 10-Q
                               SEPTEMBER 30, 1996
                                     INDEX
                                                            PAGE NO.
                                                            --------

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Balance Sheets
 September 30, 1996 (Unaudited) and December 31, 1995........   3

Consolidated Statements of Operations (Unaudited)
 Nine Months Ended September 30, 1996 and 1995...............   5

 Three Months Ended September 30, 1996 and 1995..............   7

Consolidated Statements of Cash Flows (Unaudited)
 Nine Months Ended September 30, 1996 and 1995...............   9

Consolidated Statements of Stockholders' Equity (Unaudited)
 Nine Months Ended September 30, 1996 and 1995...............  10

Notes to Consolidated Financial Statements...................  11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS.                          14

                     PART II - OTHER INFORMATION               19

ITEM 1.  LEGAL PROCEEDINGS.

ITEM 2.  CHANGES IN SECURITIES.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                           September 30,              December 31,
                                                              1996                        1995
                                                           -----------                ------------
                                                           (Unaudited)

               ASSETS

CURRENT ASSETS
  Cash and cash equivalents...........................   $    388,888               $    613,450
  Marketable equity securities........................        801,800                    759,600
  Accounts receivable
   Trade and other, net of allowance..................        231,653                    170,593
   Accrued oil and gas revenue........................        908,912                  1,014,709
   Accrued pipeline joint venture.....................        336,000                    530,792
  Prepaid insurance...................................        202,080                    302,113
  Other...............................................         14,874                     33,532
                                                           ----------                 ----------
      Total current assets............................      2,884,207                  3,424,789
                                                           ----------                 ----------

PROPERTY AND EQUIPMENT
  Oil and gas properties (successful efforts method)..     18,442,666                 16,262,033
  Furniture, fixtures and equipment...................        107,056                    101,333
                                                           ----------                 ----------
                                                           18,549,722                 16,363,366
  Less accumulated depletion, depreciation
   and amortization...................................     (4,087,796)                (2,217,425)
                                                           ----------                 ----------
      Net property and equipment......................     14,461,926                 14,145,941
                                                           ----------                 ----------
OTHER ASSETS
  Investment in pipeline joint venture, net...........      3,935,854                  4,676,500
  Deferred charges....................................        121,910                    135,486
                                                           ----------                 ----------
                                                            4,057,764                  4,811,986
                                                           ----------                 ----------
           TOTAL ASSETS................................  $  21,403,897              $ 22,382,716
                                                           ==========                 ==========



See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)

                                                            September 30,             December 31,
                                                                1996                      1995
                                                             -----------             ------------
                                                             (Unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable......................................  $     383,795              $     656,886
  Accrued liabilities...................................      1,728,359                  1,740,028
                                                             ----------                 ----------
      Total current liabilities.........................      2,112,154                  2,396,914
                                                             ----------                 ----------
LONG TERM DEBT..........................................      9,800,000                  9,750,000
OTHER LIABILITIES.......................................        240,781                    572,990

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00 per share;
      authorized 10,000,000 shares; issued
      801,149 at September 30, 1996 (liquidating
      preference $10 per share, aggregating to
      $8,011,490) and 734,859 at December
      31, 1995..........................................        801,149                    734,859
  Common stock, par value - $0.20 per share;
      authorized 100,000,000 shares; issued
      and outstanding 41,804,510........................      8,360,902                  8,360,902
  Additional paid-in capital............................      1,059,488                  1,200,140
  Accumulated deficit...................................     (1,012,777)                  (633,089)
  Unrealized gain on marketable equity securities.......         42,200                        ---
                                                             ----------                 ----------
      Total stockholders' equity........................      9,250,962                  9,662,812
                                                             ----------                 ----------
       TOTAL LIABILITIES AND STOCK-
          HOLDERS' EQUITY...............................  $  21,403,897              $  22,382,716
                                                             ==========                 ==========



See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                              ----------------------
                                                                                1996         1995
                                                                              --------      --------
REVENUES
  Oil and gas sales....................................                  $     5,454,441 $ 3,582,548
  Pipeline joint venture...............................                        1,093,297     113,937
  Other................................................                          459,218      34,079
                                                                             -----------   ---------
   Total revenues......................................                        7,006,956   3,730,564
                                                                             -----------   ---------

EXPENSES
  Lease operating expense and production taxes.........                        1,145,016     534,819
  Depletion, depreciation and amortization.............                        2,681,208     907,562
  Exploration..........................................                          953,095         ---
  Interest expense.....................................                          611,447     900,767
  General and administrative...........................                        1,511,268     197,044
                                                                             -----------   ---------
   Total costs and expenses............................                        6,902,034   2,540,192
                                                                             -----------   ---------

INCOME BEFORE EXTRAORDINARY ITEM AND
 INCOME TAXES..........................................                          104,922   1,190,372
  Income taxes.........................................                              ---         ---
                                                                             -----------   ---------

INCOME BEFORE EXTRAORDINARY ITEM.......................                          104,922   1,190,372

  Extraordinary item - early extinguishment of debt....                              ---    (482,906)
                                                                             -----------   ---------
NET INCOME.............................................                          104,922     707,466

  Preferred stock dividends............................                          484,610     107,960
                                                                             -----------   ---------

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK.............                  $      (379,688)    599,506
                                                                             ===========   =========

LOSS PER AVERAGE COMMON SHARE..........................                  $          (.01)
                                                                             ===========

AVERAGE COMMON SHARES OUTSTANDING......................                       41,804,510
                                                                             ===========

PRO FORMA INFORMATION:

Income before extraordinary item and income taxes......                                  $ 1,190,372
Pro forma income taxes (1).............................                                      402,698
                                                                                         -----------
                                                                                             787,674
  Extraordinary item - early extinguishment of debt....                                     (482,906)
                                                                                         -----------
Pro forma net income...................................                                      304,768
  Preferred stock dividends............................                                      107,960
                                                                                         -----------
Pro forma earnings applicable to common stock..........                                  $   196,808
                                                                                           =========
Pro forma income before extraordinary item per
 average common share..................................                                  $       .03
Pro forma extraordinary item per average common share..                                         (.02)
                                                                                         -----------
Pro forma earnings per average common share............                                  $       .01
                                                                                           =========
Pro forma average common shares outstanding (2)........                                   23,095,631
                                                                                         ===========
--------------------

(1) No provision for income taxes is included in the 1995 consolidated statement of operations for the period prior to August 15, 1995, for the operations of La/Cal (predecessor company) due to La/Cal being a partnership and income taxes having been the responsibility of the individual partners of La/Cal. Certain unaudited pro forma information relating to the Company's results of operations had La/Cal been a corporation, is shown here.
(2) For purposes of this presentation for the nine months ended September 30, 1995, the number of pro forma shares used for the operations of La/Cal (predecessor company - January 1, 1995 through August 14, 1995), is 19,765,226 shares, the number issued by the Company in exchange for La/Cal's net assets contributed.

See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                September 30,
                                                                         ------------------------
                                                                             1996          1995
                                                                         -----------    ---------

REVENUES
  Oil and gas sales....................................                 $   1,671,302    1,414,410
  Pipeline joint venture...............................                       267,396      113,937
  Other................................................                       254,751       21,177
                                                                          -----------   ----------
      Total revenues...................................                     2,193,449    1,549,524
                                                                          -----------   ----------

EXPENSES
  Lease operating expense and production taxes.........                       440,183      238,386
  Depletion, depreciation and amortization.............                       817,144      500,322
  Exploration..........................................                       188,316          ---
  Interest expense.....................................                       198,914      363,542
  General and administrative...........................                       437,856      193,737
                                                                          -----------   ----------
      Total costs and expenses.........................                     2,082,413    1,295,987
                                                                          -----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM AND
 INCOME TAXES..........................................                       111,036      253,537
  Income taxes.........................................                           ---          ---
                                                                             --------   ----------

INCOME BEFORE EXTRAORDINARY ITEM.......................                       111,036      253,537

  Extraordinary item - early extinguishment of debt....                           ---     (482,906)
                                                                          -----------   ----------
NET INCOME (LOSS)......................................                       111,036     (229,369)

  Preferred stock dividends............................                       160,190      107,960
                                                                          -----------   ----------

LOSS APPLICABLE TO COMMON STOCK........................                 $     (49,154)    (337,329)
                                                                          ===========   ==========
LOSS PER AVERAGE COMMON SHARE..........................                 $         ---
                                                                          ===========
AVERAGE COMMON SHARES OUTSTANDING......................                    41,804,510
                                                                          ===========
PRO FORMA INFORMATION:

Income before extraordinary item and income taxes......                                $   253,537
Pro forma income taxes (1).............................                                     49,440
                                                                                        ----------
                                                                                           204,097
  Extraordinary item - early extinguishment of debt....                                   (482,906)
                                                                                        ----------
Pro forma net loss.....................................                                   (278,809)
  Preferred stock dividends............................                                    107,960
                                                                                        ----------
Pro forma loss applicable to common stock..............                                $  (386,769)
                                                                                        ==========

Pro forma income before extraordinary item per
 average common share..................................                                $       ---
Pro forma extraordinary item per average common share..                                       (.01)
                                                                                        ----------
Pro forma loss per average common share................                                $      (.01)
                                                                                        ==========
Pro forma average common shares outstanding (2)........                                 29,647,839
                                                                                        ==========

(1) No provision for income taxes is included in the 1995 consolidated statement of operations for the period prior to August 15, 1995, for the operations of La/Cal (predecessor company) due to La/Cal being a partnership and income taxes having been the responsibility of the individual partners of La/Cal. Certain unaudited pro forma information relating to the Company's results of operations had La/Cal been a corporation, is shown here.
(2) For purposes of this presentation for the three months ended September 30, 1995, the number of pro forma shares used for the operations of La/Cal (predecessor company - July 1, 1995 through August 14,1995), is 19,765,226 shares, the number of shares issued by the Company in exchange for La/Cal's net assets contributed.

See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                         Nine Months
                                                                      Ended September 30,
                                                                  --------------------------
                                                                      1996          1995
                                                                  ------------  ------------

OPERATING ACTIVITIES
  Net income...............................................      $    104,922       707,466
  Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depletion, depreciation and amortization.............         2,681,208       907,562
      Amortization of deferred debt financing costs........            55,713        84,752
      Gain on sale of oil and gas properties...............           (95,252)          ---
      Capital expenditures charged to income...............           746,095           ---
      Extraordinary item - early extinguishment of debt....                --       482,906
      Payment of contingent liability......................           (11,713)      (31,920)
      Payment of other liabilities.........................          (295,552)      (64,529)
                                                                   ----------   -----------
                                                                    3,185,421     2,086,237
  Changes in current assets and liabilities:
      Accounts receivable..................................           239,529       458,272
      Prepaid insurance and other..........................           118,691      (269,534)
      Accounts payable.....................................          (273,091)      181,728
      Accrued liabilities..................................           (36,613)       97,505
                                                                   ----------   -----------
          Net cash provided by operating activities........         3,233,937     2,554,208
                                                                   ----------   -----------

INVESTING ACTIVITIES
  Proceeds from sales of oil and gas properties............           325,629           ---
  Capital expenditures.....................................        (3,219,528)      (18,350)
  Cash paid in connection with business combination........           (45,372)   (1,088,432)
  Sale of investment.......................................               ---     9,600,000
  Overdraft bank balances assumed in business combination..               ---      (451,414)
                                                                   ----------   -----------
          Net cash provided by (used in) investing
            activities.....................................        (2,939,271)    8,041,804
                                                                   ----------   -----------

FINANCING ACTIVITIES
  Proceeds from bank borrowings............................           800,000    21,000,000
  Principal payments of bank borrowings....................          (750,000)  (30,692,841)
  Partnership distributions................................               ---    (1,132,735)
  Payment of  debt financing costs.........................           (10,256)      (83,020)
  Retirement of preferred stock............................           (74,362)          ---
  Preferred stock dividends................................          (484,610)     (215,921)
                                                                   ----------   -----------
            Net cash used in financing activities..........          (519,228)  (11,124,517)
                                                                   ----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS..................          (224,562)     (528,505)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........           613,450       710,762
                                                                   ----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.................      $    388,888       182,257
                                                                   ==========   ===========

See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                  Preferred Stock               Common Stock
                                Partners'     -----------------------    ------------------------   Additional Paid
                                Capital         Number                      Number                        In           Accumulated
                               (Deficit)      of shares     Par Value     of Shares     Par Value       Capital          Deficit
                               ---------      ---------    ----------    ----------    -----------  ---------------   -------------
BALANCE AT DECEMBER 31,
 1994......................    $(2,081,217)         ---     $      ---           ---    $      ---    $      ---     $       ---
Partnership distributions..     (1,229,344)         ---            ---           ---           ---           ---             ---
Business Combination.......      3,310,561    1,098,710      1,098,710    39,530,452     7,906,090       258,539             ---
Unrealized appreciation of
 marketable securities
 available for sale........            ---          ---            ---           ---           ---           ---             ---
Preferred stock dividends..            ---          ---            ---           ---           ---           ---        (107,960)
Net income.................            ---          ---            ---           ---           ---     1,032,562        (325,096)
                               -----------    ---------     ----------    ----------    ----------    ----------     -----------
BALANCE AT SEPTEMBER 30,
 1995......................            ---    1,098,710      1,098,710    39,530,452     7,906,090     1,291,101        (433,056)
                               ===========    =========     ==========    ==========    ==========    ==========     ===========
BALANCE AT DECEMBER 31,
 1995......................            ---      734,859        734,859    41,804,510     8,360,902     1,200,140        (633,089)

Net income.................            ---          ---            ---           ---           ---           ---         104,922

Unrealized appreciation of
 marketable securities
 available for sale........            ---          ---            ---           ---           ---           ---             ---

Preferred stock dividends..            ---          ---            ---           ---           ---           ---        (484,610)

Retirement of preferred
 stock.....................            ---      (10,000)       (10,000)          ---           ---       (64,362)            ---

Reinstatement of preferred
 stock under appraisal
  rights...................            ---       76,290     $   76,290           ---           ---       (76,290)            ---
                               -----------    ---------     ----------    ----------    ----------    ----------     -----------
BALANCE AT SEPTEMBER 30,
 1996......................    $       ---       801,149    $  801,149    41,804,510    $8,360,902    $1,059,488     $(1,012,777)
                               ===========    ==========    ==========    ==========    ==========    ==========     ===========

                                      UNREALIZED GAIN                    TOTAL
                                       ON MARKETABLE                  STOCKHOLDERS'
                                     EQUITY SECURITIES              EQUITY (DEFICIT)
                                    ------------------              ----------------
BALANCE AT DECEMBER 31,
 1994......................              $   ---                      $(2,081,217)
Partnership distributions..                  ---                       (1,229,344)
Business Combination.......                  ---                       12,573,900
Unrealized appreciation of
 marketable securities
 available for sale........               84,400                           84,400
Preferred stock dividends..                  ---                         (107,960)
Net income.................                  ---                          707,466
                                         -------                      -----------
BALANCE AT SEPTEMBER 30,
 1995......................               84,400                        9,947,245
                                         =======                      ===========
BALANCE AT DECEMBER 31,
 1995......................                  ---                        9,662,812
Net income.................                  ---                          104,922
Unrealized appreciation of
 marketable securities
 available for sale........               42,200                           42,200
Preferred stock dividends..                  ---                         (484,610)
Retirement of preferred
 stock.....................                  ---                          (74,362)
                                         -------                      -----------
Reinstatement of preferred
 stock under appraisal
  rights...................                  ---                              ---
                                         -------                      -----------
BALANCE AT SEPTEMBER 30,
 1996......................              $42,200                      $ 9,250,962
                                         =======                      ===========

See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1996 and 1995


NOTE A - BUSINESS COMBINATION


As noted in the Company's 1995 annual report on Form 10-K, a business combination of Patrick Petroleum Company ("Patrick"), La/Cal Energy Partners ("La/Cal") and Goodrich Petroleum Corporation (the "Company") took place in August, 1995. As a result of the accounting for the combination transactions, the financial statements for the three and nine months ended September 30, 1995 reflect solely the operations of La/Cal prior to August 15, 1995, whereas the financial statements for the three and nine months ended September 30, 1996 reflect the operations of the combined entities.


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995.

The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE C - COMMITMENTS AND CONTINGENCIES


The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The EPA has estimated that the total cost of long-term clean-up of the site will be approximately $15.4 million with the Company's percentage of responsibility to be approximately 3.09%. As of September 30, 1996, the Company has paid approximately $135,000 in costs related to this matter and accrued an additional $379,000 for the remaining liability. The EPA and PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated by the EPA. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently accrued for this liability.

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


NOTE D - INCOME TAXES

The federal income tax effect of La/Cal's activities (prior to August 15, 1993) is not reflected in the 1995 financial statements since such taxes were the responsibility of the individual partners of La/Cal. The Company became subject to income as of August 15, 1995, as a result of the La/Cal-Patrick-Goodrich Petroleum business combination.

No provision for income taxes has been recorded for the Company due to its ability to utilize net operating loss carryforwards to offset future financial taxable income.


NOTE E - PRO FORMA FINANCIAL RESULTS OF OPERATIONS

Selected results of operations on a pro forma basis as if the La/Cal-Patrick-Goodrich Petroleum business combination had occurred on January 1, 1995 are as follows:

                                                   For the nine months ended
                                                      September 30, 1995
                                                   -------------------------

     Revenues....................................                 $9,144,470
     Income before extraordinary item............                  2,414,688
     Net income..................................                  1,931,782
     Income applicable to common stock...........                  1,245,861
     Income per share before extraordinary item..                        .04
     Income per average common share.............                 $      .03

The pro forma operations above contain a net gain on the sale of an investment which accounted for $1,563,762 of revenue and net income and amounted to $ .04 income per share for nine months ended September 30, 1995.


NOTE F - SUBSEQUENT EVENT

Effective October 22, 1996, the Company entered into an agreement with La/Cal Energy Partners II ("La/Cal II") and certain working interest owners whereby the Company would acquire oil and gas properties and related assets (primarily oil and gas properties) of La/Cal II and the working interest owners. The preliminary purchase price is $17,446,000 and is composed of $2,000,000 cash, the issuance of a new series of the Company's convertible preferred stock ($7,500,000) and the assumption of La/Cal II's outstanding indebtedness (not to exceed $7,946,000).

The transaction is subject to customary approvals, including approval of the preferred stock issuance by the Company's shareholders. The Company expects to close the transactions in either the fourth quarter of 1996 or the first quarter of 1997.

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                      Condition and Results of Operations
                      -----------------------------------


Business Combination
--------------------

As noted in the Company's 1995 annual report on Form 10-K, a business combination of Patrick Petroleum Company ("Patrick"), La/Cal Energy Partners ("La/Cal") and Goodrich Petroleum Corporation (the "Company") took place in August, 1995. As a result of the accounting for the combination transactions, the financial statements for the three and nine months ended September 30, 1995 reflect solely the operations of La/Cal prior to August 15, 1995 whereas the financial statements for the three and nine months ended September 30, 1996 reflect the operations of the combined entities. As a result, comparison of the current and prior period financial statements presented are significantly impacted by the combination transactions.


Changes in Results of Operations
--------------------------------


Nine months ended September 30, 1996 versus nine months ended September 30, 1995

Total revenues for the nine months ended September 30, 1996 amounted to $7,007,000 and were $3,276,000 higher than the $3,731,000 for the nine months ended September 30, 1995. Oil and gas sales were $1,872,000 higher due substantially to increased oil production as a result of the inclusion of revenues of the combined entities in the nine months ended September 30, 1996 along with increased oil prices for the period. Gas production for the nine months ended September 30, 1996 was lower primarily due to the early abandonment of two wells producing from a gas reservoir in the Lake Charles field and a third well producing at a reduced rate. One of the abandoned wells has recently been recompleted in an oil reservoir. The dollar impact of this decrease was more than offset by increased gas prices for the period. (see volume and price table below). Additionally, the nine months ended September 30, 1996 includes nine months of revenues from the pipeline joint venture which was acquired in the Patrick transaction amounting to $1,093,000 versus one and one-half month's revenue ($114,000) in the nine months ended September 30, 1995. Included in other, net for the nine months ended September 30, 1996 ($459,000) are gains amounting to $95,000 on the sale of certain oil and gas properties, substantially all in North Dakota, revenue received by the Company as operator of certain wells and other miscellaneous income items.

                          Nine months                            Nine months
                   ended September 30, 1996               ended September 30, 1995
                   -------------------------              ------------------------
                   Production  Average Price              Production       Average Price
                   ----------  -------------              ----------       -------------

     Gas (Mcf)...   1,194,704    $ 2.44                  1,764,583           $     1.57
     Oil (Bbls)..     126,139     20.14                     49,066                16.72

Lease operating expense and production taxes were $1,145,000 for the nine months ended September 30, 1996 versus $535,000 for the nine months ended September 30, 1995 or $610,000 higher due to the addition of the Patrick oil and gas properties. Depletion, deprecation and amortization was $2,681,000 versus $908,000 or $1,774,000 higher than 1995 due to the addition of the Patrick oil and gas properties and the pipeline joint venture subsequent to August 15, 1995. The Company incurred $953,000 of exploration expense in 1996, whereas there was no such expense in 1995 due to La/Cal having virtually no exploration activities. Included in 1996 exploration expense is $511,000 of costs related to dry holes during the period.

General and administrative expenses amounted to $1,511,000 in the nine months ended September 30, 1996 versus $197,000 in 1995 due to the fact that La/Cal was provided substantially all of its general and administrative expenses at no cost by an affiliate whereas the Company provides its own general and administrative services. Additionally, as a public company, the Company incurs a higher level of general and administrative expenses than a privately held company.

Interest expense was $611,000 in the nine months ended September 30, 1996 compared to $901,000 (32% lower) in 1995 due to the Company having lower average debt outstanding and a lower effective interest rate in the nine months ended September 30, 1996 than La/Cal during the same period in 1995.

In connection with the combination transactions, the Company paid off La/Cal's General Obligation Notes and the related unamortized debt financing costs of $482,906 were charged to operations as an extraordinary item in the third quarter of 1995.

The Company's preferred stock dividends amounted to $485,000 for the nine months ended September 30, 1996 (nine months dividends on average of 808,000 shares outstanding) compared to $108,000 for the prior period (one and one-half months dividends on average of 1,080,000 shares outstanding).


 Three months ended September 30, 1996 versus three months ended
 September 30,  1995

Total revenues in the third quarter of 1996 amounted to $2,193,000 and were $643,000 higher than the $1,550,000 in the third quarter of 1995. Oil and gas sales were $257,000 higher due substantially to increased oil prices for the period along with increased oil production as a result of the inclusion of revenues of the combined entities for the entire third quarter of 1996 versus only one and one-half months in 1995. Gas production for the three months ended September 30, 1996 was lower primarily due to the early abandonment of two wells producing from a gas reservoir in the Lake Charles field and a third well producing at a reduced rate. One of the abandoned wells has recently been recompleted in an oil reservoir. Most of the dollar impact of this decrease was offset by increased gas prices for the period (see volume and price table below). Additionally, the third quarter of 1996 includes three months of revenues from the pipeline joint venture which was acquired in the Patrick transaction amounting to $267,000 versus one and one-half month's revenue ($114,000) in the three months ended September 30, 1995.


                         Three months                           Three months
                   ended September 30, 1996               ended September 30, 1995
                   -------------------------              ------------------------
                   Production  Average Price             Production       Average Price
                   ----------  -------------             ----------       -------------

     Gas (Mcf)...     381,139         $ 2.26              584,637            $    1.49
     Oil (Bbls)..      39,093          20.75               32,717                16.67

Lease operating expense and production taxes were $440,000 in the third quarter of 1996 versus $238,000 in the third quarter of 1995 or $202,000 higher due to the addition of the Patrick oil and gas properties. Depletion, deprecation and amortization was $817,000 versus $500,000 or $317,000 higher than 1995 due to the addition of the Patrick oil and gas properties and the pipeline joint venture subsequent to August 15, 1995. The Company incurred $188,000 of exploration expense in 1996, whereas there was no such expense in 1995 due to La/Cal having virtually no exploration activities.

General and administrative expenses amounted to $438,000 in the third quarter of 1996 versus $194,000 in 1995 due to the fact that La/Cal was provided substantially all of its general and administrative expenses at no cost by an affiliate prior to August 15 ,1995 whereas the Company provides its own general and administrative services. Additionally, as a public company, the Company incurs a higher level of general and administrative expenses than a privately held company.

Interest expense was $199,000 in the third quarter of 1996 compared to $364,000 (45% lower) in 1995 due to the Company having slightly lower average debt outstanding and a lower effective interest rate in the three months ended September 30, 1996 than La/Cal during the same period in 1995.

In connection with the combination transactions, the Company paid off La/Cal's General Obligation Notes and the related unamortized debt financing costs of $482,906 were charged to operations as an extraordinary item in the third quarter of 1995.

The Company's preferred stock dividends amounted to $160,000 for the three months ended September 30, 1996 (three months dividends on 801,000 shares) compared to $108,000 for the prior period (one and one-half months dividends on 1,080,000 shares).


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $3,234,000 in the nine months ended September 30, 1996 compared to $2,554,000 in the nine months ended September 30, 1995. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

The nine months ended September 30, 1996 reflects $3,220,000 in capital expenditures offset by $326,000 in proceeds from the sale of certain oil and gas properties, primarily located in North Dakota. The nine months ended September 30, 1995 reflects the receipt by the Company of $9,600,000 cash from the sale of the investment in the Penske Corporation as well as the payment by the Company of $1,088,000 in connection with the business combination. The 1995 period included no capital expenditures as drilling and exploration operations were suspended in anticipation of the combinations transactions.

Net cash used by financing activities was $519,000 for the current period as compared to $11,125,000 in the prior year period. The 1996 amount is composed primarily of preferred stock dividends of $485,000. The 1995 amount included the borrowing of $21,000,000 by the Company which was used primarily to pay off the debt assumed from La/Cal and Patrick ($19,777,531). The remainder of the loan proceeds were used to provide working capital and pay accrued interest.
The quarter ended September 30, 1995 also reflects debt paydowns as follow: 1) $915,310 by La/Cal on its General Obligation Notes prior to August 15, 1995; 2) $9,500,000 by the Company on its credit facility in September from the Penske sale proceeds; 3) $500,000 by the Company on its credit facility from operations/working capital. The 1995 amount also includes partnership distributions by La/Cal of $1,132,735 prior to August 15, 1995 and the Company's preferred stock dividend for the third quarter in the amount of $215,921.

The Company has a credit facility with a bank which provides for a total borrowing base determined by the bank every six months based in part, on the Company's oil and gas reserve information. Such borrowing base is currently $12,800,000. The maturity date for all amounts drawn under the bank credit facility is June 1, 1998. Interest is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 2%.
Interest rates are set on specific draws for one, two, three or six month periods, also at the option of the Company. The Company's credit facility requires minimum net worth and debt service ratios be maintained by the Company. Accordingly, the Company had $435,000 available for the payment of dividends at September 30, 1996. The amount outstanding under this facility as of September 30, 1996 was $9,800,000.

The Company had $3,220,000 in capital expenditures in the nine months ended September 30, 1996. The Company plans to incur capital expenditures in the amount of approximately $1,300,000 in the fourth quarter of 1996. The Company plans to fund such expenditures from operating cash flow and borrowings under its bank credit facility.

Effective October 22, 1996, the Company entered into an agreement with La/Cal Energy Partners II ("La/Cal II") and certain working interest owners whereby the Company would acquire oil and gas properties and related assets (primarily oil and gas properties) of La/Cal II and the working interest owners. The preliminary purchase price is $17,446,000 and is composed of $2,000,000 cash, the issuance of a new series of the Company's convertible preferred stock ($7,500,000) and the assumption of La/Cal II's outstanding indebtedness (not to exceed $7,946,000). Concurrent with the transaction, the Company expects the bank (subject to final agreement) to increase its borrowing base in order to fund the payoff of the assumed debt.

The transaction is subject to customary approvals, including approval of the preferred stock issuance by the Company's shareholders. The Company expects to close the transactions in either the fourth quarter of 1996 or the first quarter of 1997.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27 Financial Data Schedule

         (b)  Reports on Form 8-K

              Form 8-K as of October 22, 1996 reporting the agreement between Goodrich Petroleum Corporation, La/Cal Energy Partners II and certain Working Interest Owners.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Goodrich Petroleum Corporation
                                           -------------------------------------
                                           Goodrich Petroleum Corporation



    November 11, 1996                       /s/  Walter G. Goodrich
    -----------------                       ------------------------------------
          Date                              Walter G. Goodrich, President and
                                             Chief Executive Officer


    November 11, 1996                       /s/  Roland L. Frautschi
    -----------------                       ------------------------------------
          Date                              Roland L. Frautschi, Senior Vice
                                             President, Chief Financial Officer
                                             and Treasurer
                                             (Principal Financial Officer)