Form 10-K
period 1996-12-31
GOODRICH PETROLEUM CORP
filed 1997-03-28
CIK 943861

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                    For Fiscal Year Ended December 31, 1996
                         Commission file number 1-7940

                        GOODRICH PETROLEUM CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 76-0466913
      (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)


     5847 SAN FELIPE, SUITE 700                            77057
           HOUSTON, TEXAS                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

     Registrant's telephone number, including area code is (713) 780-9494

                                                          NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                  ON WHICH REGISTERED
      -------------------                                -----------------------
             Securities registered pursuant to Section 12(b) of the Act:
      Common Stock, $0.20 par value..................... New York Stock Exchange
             Securities registered pursuant to Section 12(g) of the Act:
      Series A Preferred Stock, $1.00 par value......... NASDAQ Small Cap

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At March 3, 1997, there were 41,804,510 shares of Goodrich Petroleum Corporation common stock outstanding. The aggregate market value of shares of common stock held by non-affiliates of the registrant as of March 3, 1997 was approximately $22,081,000 based on a closing price of $0.8125 per share on the New York Stock Exchange on such date.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENT                  PART/ITEM OF INCORPORATION
               --------                  --------------------------
       Proxy Statement for the         Part III, Item 10, 11, 12, 13
  1997 Annual Meeting of Shareholders

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

                                    General

  Goodrich Petroleum Corporation and subsidiaries ("Goodrich" or "the Company") is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the onshore portions of the United States, primarily the states of Louisiana and Texas. In addition to its oil and gas activities, Goodrich owns a 20% non-operated interest in a Texas intrastate natural gas pipeline.


  At December 31, 1996, Goodrich had estimated proved reserves on a pro forma basis (see discussion of acquisition below) of approximately 2,652 Mbbls of oil and condensate and 21.5 Bcf of natural gas, or an aggregate of 37.4 Bcfe with a pre-tax present value of future net revenues, discounted at 10% of $83.17 million, of which approximately 83% are classified as proved developed. The Company owns working and overriding royalty interests in 87 oil and gas wells located in 41 active fields.

  The Company's principal executive offices are located at 5847 San Felipe, Suite 700 Houston, Texas 77057. The Company also has offices in Shreveport, Louisiana. At March 3, 1997, the Company had 11 employees.

                              Company Background

  The Company resulted from a business combination on August 15, 1995 between La/Cal Energy Partners ("La/Cal") and Patrick Petroleum Company and subsidiaries ("Patrick"). La/Cal was a privately held independent oil and gas partnership formed in July 1993 and engaged in the development, production and acquisition of oil and natural gas properties primarily in Southern Louisiana. Patrick was a NYSE-listed independent oil and gas company engaged in the exploration, production, development and acquisition of oil and natural gas properties in the continental United States. Patrick's oil and gas operations and properties were primarily located in West Texas and Michigan at the time of the combination, with additional operations and properties in certain western states.

  On January 31, 1997, the Company acquired the oil and gas properties of La/Cal Energy Partners II ("La/Cal II") and certain working interest owners for a purchase price of $16.5 million ("La/Cal II Acquisition"). The acquired proved reserves consisted of 1,602,000 barrels of oil and 3,310,000 mcf of gas with 81% classified as proved developed. The related major fields acquired are located in South Louisiana and East Texas. The purchase price was comprised of $1.5 million cash, the assumption of $7.5 million La/Cal II long-term debt and the issuance of 750,000 shares of Series B convertible preferred stock of the Company ("Series B Preferred Stock") with an aggregate liquidation value of $7.5 million. The Series B Preferred Stock accrues dividends at a rate of 8.25% per annum and each share of Series B Preferred Stock is convertible into
8.92 shares of common stock. Such shares are redeemable by the Company after January 31, 2001 at $10.00 per share.

                     Oil and Gas Operations and Properties

  The following is a summary description of the Company's oil and gas properties.

Louisiana

  Substantially all of the Company's proved natural gas reserves are in the South Louisiana producing region. The Southern Louisiana producing region refers to the geographic area which covers the onshore and in-land waters of South Louisiana lying in the southern one-half of the state of Louisiana.

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

  Lake Raccourci Field. The Lake Raccourci Field was discovered by Humble Oil and Refining Company ("Exxon") in 1949, with the field extended to the South by Pan American ("Amoco") in 1958. Geologically, the field is a large four-way dipping closure which is cross-cut by numerous Northeast-Southwest striking down to the South faults. The field has produced from a minimum of eighteen different Miocene age sandstones, which range in depth from 9,000' to 16,500'. These normally and abnormally pressured reservoirs exhibit depletion, water and combination drive mechanisms, and have produced in excess of 830 billion cubic feet of gas and 20 million barrels of oil and condensate. There are currently six producing wells in the field.

  Goodrich acquired its working interest in the field through a farmout from MW Petroleum ("Apache") in July 1996. In October 1996, an agreement was reached with Exxon whereby they were allowed to participate as a working interest owner in the drilling of the Goodrich--State Lease 3258 No. 1 well in return for a contributing acreage to be included in a voluntary unit for the well. In addition to participating in the well, Exxon agreed to farmout an additional 320 acres of a separate prospect in the field on State Lease 14589. The Company currently controls approximately 3,800 acres and has plans to drill at least three additional wells in the field, including the State Lease 14589 prospect which is scheduled for drilling in the first quarter of 1997.

  In December 1996, Goodrich tested the State Lease 3258 No. 1 well in the Bol 6 sand at a rate of 5.3 million cubic feet of gas, 687 barrels of oil, and zero barrels of water per day on a 10/64 inch choke with a flowing tubing pressure of 9570# psi. The well encountered five additional productive sands with a total of approximately 100 feet of net pay. Independent reservoir engineers have assigned gross proved reserves of 25.9 Bcfe to the well. Goodrich owns an approximate 16% working interest in the well, with net reserves to the Company estimated at 3.3 Bcfe.

  South Pecan Lake Field. The South Pecan Lake Field was initially developed in the early 1950's by Amoco. South Pecan Lake Field, located in Cameron Parish, Louisiana, is a faulted four-way closure separated from the Pecan Lake Field by a major down to the South, East-West trending fault. The field has produced predominately gas and gas condensate from multiple Miocene aged sand reservoirs ranging in depths from 4,000 feet to 15,000 feet. These reservoirs are generally characterized by strong water drive production mechanisms. The South Pecan Lake Field has produced in excess of 650 Bcf of gas and nine million barrels of oil and condensate. In addition to Goodrich Petroleum Corporation, Apache is a major operator in the South Pecan Lake Field.

  Goodrich acquired its interest through leasing approximately 384 acres and drilled the Miami Corporation 5 No. 1 in September 1996 and has a working interest of approximately 40%. The well was dually completed and tested at totals of 2.1 million cubic feet of gas and 192 barrels of oil per day. The dually completed well was turned to sales during January 1997. A development well is planned for the second quarter of 1997.

  Pecan Lake Field. The Pecan Lake Field was discovered in 1944 by the Superior Oil Company. Geologically, the field is comprised of a relatively low relief four-way closure and multiple stacked pay sands. The Pecan Lake Field comprises approximately 870 gross leased acres in Cameron Parish, Louisiana, approximately 42 miles southeast of Lake Charles, Louisiana. The field has produced from over 15 Miocene sands ranging in depths from 7,500 to 11,800 feet, which have been predominately gas and gas condensate reservoirs. These sand reservoirs are characterized by generally widespread development and strong waterdrive production mechanisms. The field has produced in excess of 345 Bcf of gas and 622,000 barrels of condensate. All the field production to date has come from reservoirs which are of normal pressure.

  In May 1992, La/Cal entered the Pecan Lake Field under a farmout arrangement with Mobil, whereby Mobil retained a one-eighth overriding interest in the prospectively developed wells subject to the farmout. In April 1993, La/Cal leased an additional 133.24 gross acres in the Pecan Lake Field from Miami Corp. for approximately $62,000. In March 1994, La/Cal acquired (i) all of Mobil's interest in La/Cal's actual and prospectively drilled wells, (ii) a 43.10% working interest in Mobil's Miami Corp. S13, B15 and B16 wells, and
(iii) a 2.26% overriding royalty interest in Mobil's Cutler No. 1 wells for approximately $2.1 million. Pecan Lake consists of seven well completions through four well bores. The Company's working interests range from approximately 43% to 47%. The Company's average daily production at Pecan Lake was 30.06 Bbls of oil and and/or condensate and 2.44 Mmcf of natural gas during 1996. As of December 31, 1996, the Company's interests in the Pecan Lake Field had proved reserves of 57.00 Mbbls of oil and condensate and 7.13 Bcf of natural gas.

  Ada Field. The Ada Field was discovered by Hope Producing Company in 1945. The field is located in Bienville Parish, in North Louisiana. Geologically, the field is a turtle feature between two salt domes exhibiting a four-way anticline with two main horst blocks, a main graben block, and several compensating faults. The field has produced from numerous Lower Cretaceous sands and lime facies, with the sands being predominately lenticular in deposition. The producing interval for the field ranges from 4,500' to 10,000', with the production being primarily a pressure depletion mechanism. As of December 31, 1996, Ada Field has produced over 654 Bcf of natural gas and 5.2 MMbbls of oil.

  Goodrich acquired its working interest of approximately 40% through a farmout of various individual working interest owners. In September 1996, the Youngblood No. 1 was drilled and dually completed. From September 15, 1996, first date of production, through December 31, 1996, the dually completed well has produced over 400 Mmcf of natural gas. Goodrich anticipates drilling a development well during the first quarter of 1997.

  Other. The Company maintains ownership interests in acreage and wells in several additional fields, including the (i) Opelousas field, located in St. Landry Parish, Louisiana (ii) Sibley Field, located in Webster Parish, Louisiana and (iii) City of Lake Charles Field, located in Calcasieu Parish, Louisiana.

  As a result of the La/Cal II Acquisition, the Company has added five additional Louisiana fields to its properties.

  Second Bayou Field. The Second Bayou Field is located in Cameron Parish, Louisiana and was discovered in 1955 by the Sun Texas Company. Goodrich is the operator and has an average working interest of approximately 29% in 1,395 gross acres. To date, the field has produced over 420 Bcf of natural gas and two million barrels of oil from multiple Miocene aged sands ranging from 4,000 to 15,200. Goodrich currently has five producing wells and anticipates drilling an additional development well during the second quarter of 1997. Other major operators in the area are Fina Oil and Chemical Company and Texaco Producing Company.

  Kings Ridge Field. The Kings Ridge Field is located in Lafourche Parish, Louisiana, and was discovered in 1957. The field has produced over 82 Bcf of natural gas and two million barrels of oil. Goodrich is operator and has approximately a 35% working interest in the current geological unit of 435 gross acres.

  Deep Lake Field. The Deep Lake Field is located in Cameron Parish, Louisiana, and was discovered in 1952 by the Superior Oil Company. The field has produced over 1 Tcf of natural gas and 4.7 million barrels of oil. Goodrich is operator and has approximately 42% in 725 gross acres. Other major operators in the area are Mobil Oil Exploration and Production and Pennzoil Production Company.

  Mosquito Bay Field. The Mosquito Bay Field is located in Terrebonne Parish, Louisiana, and was discovered in 1961 by Forest Oil Company. The field has produced over 16 Bcf of natural gas and 200,000 barrels of oil. Goodrich is operator and has approximately 47% working interest in the current geological unit of 227 gross acres.

  Opelousas/Northcott Field. The Opelousas/Northcott Field is located in St. Landry Parish, Louisiana, and was discovered in 1960 by Magnolia Petroleum Company. The field has produced over 200 Bcf of natural gas. Goodrich is operator and has approximately 53% working interest in 1,023 gross acres.

Texas

  Goodrich has oil and gas properties in West Texas as a result of former Patrick holdings and operations.

  Patrick's primary exploration focus in this area was toward the development of drilling prospects using three dimensional ("3-D") seismic technology. Recent industry advances in high-resolution 3-D seismic technology have facilitated an improvement in the success rate for exploration of smaller but prolific reefs. This has been accomplished by 3-D imaging the optimum drilling locations on these prospects, therefore minimizing edge and marginal well completions and improving the overall recoveries per well. Patrick participated in over 375 square miles of 3-D seismic acquisition in West Texas, and drilled Pennsylvanian ("Penn") Reef and Fusselman prospects generated by this technology. The Company owns two Geoquest work stations, which are being utilized to interpret and map its 3-D data.

  Sean Andrew Field. The Company's most significant West Texas producing properties are located in Sean Andrew Field, Dawson County, Texas. The Company's average net daily production at Sean Andrew Field was 262 Bbls of oil and 110 Mcf of natural gas during 1996. The Sean Andrew Field has produced in excess of 723,767 barrels of oil and .26 Bcf of gas gross to the interest owners.

  Other. In addition to the Sean Andrew interests, the Company maintains ownership interests in acreage and wells in several additional fields including the (i) Ackerly Field, located in Howard County, Texas, (ii) Lamesa Farms Field, located in Dawson County, Texas, (iii) Carthage (Bethany) Field, located in Panola County, Texas, (iv) Marhol Field, located in Dawson County, Texas and Midway Field located in San Patricio County, Texas.

  As a result of the La/Cal II Acquisition, the Company has added two additional Texas fields to its properties.

  Mary Blevins Field. The Mary Blevins Field is located in Smith County, Texas and is a new discovery which is fault separated from Hitts Lake Field which was discovered in 1953 by Sun Oil. Currently there are three producing wells in this fault block with Goodrich as operator having approximately 48% working interest in approximately 782 gross acres. To date, Hitts Lake has produced over 14 million barrels of oil and Mary Blevins has produced over 183,000 barrels from the Paluxy which occurs at a depth of approximately 7,300 feet. Goodrich plans to drill two additional wells during the second quarter of 1997.

  East Jacksonville Field. The Jacksonville Field is located in Cherokee County, Texas and was a new discovery by Goodrich Oil Company in 1994. Currently there is one producing well with Goodrich as operator having an approximate 44% working interest in approximately 753 acres. To date, the well has produced over 53,000 barrels of oil and Goodrich intends to drill an additional well during the second quarter of 1997.

Oil and Natural Gas Reserves

  The following tables set forth summary information with respect to the Company's proved reserves as of January 1, 1997, on a historical basis and on a pro forma basis as if the La/Cal II Acquisition had been completed as of that date, as estimated by the Company by compiling the reserve information prepared by two engineering firms (primarily Coutret and Associates, Inc.) and the Company internally.

    Historical

                                                NET RESERVES       PRESENT VALUE
                                           ----------------------- OF FUTURE NET
                                             OIL     GAS             REVENUES
                CATEGORY                   (MBBLS)  (BCF) BCFE (1) (IN MILLIONS)
                --------                   -------  ----- -------- -------------
Proved Developed Producing (Pre-tax).....    798.33  8.90  13.69      $37.68
Proved Developed Non-Producing (Pre-tax).    171.54  5.01   6.04       10.28
Proved Undeveloped (Pre-tax).............     80.34  4.27   4.76        9.40
                                           -------- -----  -----      ------
  Total Proved (Pre-tax).................  1,050.21 18.18  24.49      $57.36
                                           ======== =====  =====      ======
Standardized measure of discounted future
 net cash flows..........................                             $47.36
                                                                      ======
    Pro Forma
                                                NET RESERVES       PRESENT VALUE
                                           ----------------------- OF FUTURE NET
                                             OIL     GAS             REVENUES
                CATEGORY                   (MBBLS)  (BCF) BCFE (1) (IN MILLIONS)
                --------                   -------  ----- -------- -------------
Proved Developed Producing (Pre-tax).....  1,845.89 12.06  23.13      $57.86
Proved Developed Non-Producing (Pre-tax).    312.72  4.73   6.61       11.13
Proved Undeveloped (Pre-tax).............    493.50  4.71   7.67       14.18
                                           -------- -----  -----      ------
  Total Proved (Pre-tax).................  2,652.11 21.50  37.41      $83.17
                                           ======== =====  =====      ======
Standardized measure of discounted future
 net cash flows..........................                             $68.26
                                                                      ======

--------
(1) Estimated by the Company using a conversion ratio of 1.0 Bbl/6.0 Mcf.

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

  In accordance with the Commission's guidelines, the engineers' estimates of future net revenues from the Company's properties and the Present Value of Future Net Revenues thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The weighted average prices as of December 31, 1996 used in such estimates were $4.17 per Mcf of natural gas (historical) and $23.88 per Bbl of crude oil/condensate (historical) and $4.07 per Mcf of natural gas (pro forma) and $23.53 per Bbl (pro forma). Oil and gas prices have subsequently declined from December 31, 1996 levels.

Productive Wells

  The following tables set forth the number of active well bores in which the Company maintains ownership interests as of December 31, 1996, on a historical basis and on a pro forma basis as if the La/Cal II Acquisition had been completed as of that date:

                                                                            NET
                                                                 GROSS (1)  (2)
        Historical                                               --------  -----
      Louisiana--Pecan Lake.....................................   4.00     1.81
      Louisiana--Lake Raccourci.................................   1.00      .16
      Louisiana--South Pecan Lake...............................   1.00      .40
      Louisiana--Ada............................................   1.00      .40
      Texas--Sean Andrew........................................   7.00     2.52
      Other.....................................................  49.00    12.62
                                                                  -----    -----
          Total Productive Wells................................  63.00    17.91
                                                                  =====    =====
                                                                            NET
                                                                 GROSS (1)  (2)
        Pro Forma                                                --------  -----
      Louisiana--Pecan Lake.....................................   4.00     1.81
      Louisiana--Lake Raccourci.................................   1.00      .16
      Louisiana--South Pecan Lake...............................   1.00      .40
      Louisiana--Ada............................................   1.00      .40
      Louisiana--Second Bayou...................................   5.00     1.55
      Louisiana--Kings Ridge....................................   1.00      .41
      Louisiana--Deep Lake......................................   1.00      .44
      Louisiana--Mosquito Bay...................................   1.00      .46
      Louisiana--Opelousas/Northcott............................   1.00      .53
      Texas--Sean Andrew........................................   7.00     2.52
      Texas--Mary Blevins.......................................   3.00     1.56
      Texas--East Jacksonville..................................   1.00      .47
      Other.....................................................  49.00    12.62
                                                                  -----    -----
          Total Productive Wells................................  76.00    23.33
                                                                  =====    =====

--------
(1) Does not include royalty or overriding royalty interests.
(2) Net working interest.

  Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. A gross well is a well in which the Company maintains an ownership interest, while a net well is deemed to exist when the sum of the fractional working interests owned by the Company equals one.

Acreage

  The following table summarizes the Company's gross and net developed and undeveloped natural gas and oil acreage under lease as of December 31, 1996 on a historical basis and on a pro forma basis as if the La/Cal II Acquisition had been completed as of that date. Acreage in which the Company's interest is limited to royalty or overriding royalty interest is excluded from the table.

                                                                GROSS     NET
        Historical                                            --------- --------
      Developed acreage
        Louisiana--Pecan Lake Field..........................    870.63   400.10
        Louisiana--Lake Raccourci Field......................    900.00   144.00
        Louisiana--South Pecan Lake Field....................    160.00    64.17
        Louisiana--Ada Field.................................    160.00    64.00
        Texas--Sean Andrew Field.............................    280.00   101.00
        Other................................................ 11,388.52 1,332.93
      Undeveloped acreage
        Louisiana--Lake Raccourci Field......................  3,220.00   673.00
        Louisiana--South Pecan Lake..........................    224.00    89.84
        Other Undeveloped....................................  2,943.04 1,236.02
                                                              --------- --------
          Total.............................................. 20,146.19 4,105.06
                                                              ========= ========
                                                                GROSS     NET
        Pro Forma                                             --------- --------
      Developed acreage
        Louisiana--Pecan Lake Field..........................    870.63   400.10
        Louisiana--Lake Raccourci Field......................    900.00   144.00
        Louisiana--South Pecan Lake Field....................    160.00    64.17
        Louisiana--Ada Field.................................    160.00    64.00
        Louisiana--Second Bayou..............................  1,394.69   435.35
        Louisiana--Kings Ridge...............................    435.02   176.80
        Louisiana--Deep Lake.................................    725.18   320.81
        Louisiana--Mosquito Bay..............................    227.29   105.76
        Louisiana--Opelousas/Northcott.......................  1,022.86   537.87
        Texas--Sean Andrew Field.............................    280.00   101.00
        Texas--Mary Blevins..................................    781.68   407.27
        Texas--East Jacksonville.............................    753.15   361.11
        Other................................................ 11,388.52 1,332.93
      Undeveloped acreage....................................
        Louisiana--Lake Raccourci Field......................  3,220.00   673.00
        Louisiana--South Pecan Lake..........................    224.00    89.84
        Other Undeveloped....................................  2,943.04 1,236.02
                                                              --------- --------
          Total.............................................. 25,486.06 6,450.03
                                                              ========= ========

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

Operator Activities

  Goodrich Petroleum is the operator of record of substantially all of its wells in the Lake Raccourci, South Pecan Lake, Pecan Lake, Ada and Sean Andrew Fields. Goodrich Petroleum operates a majority in value of the Company's producing properties, and will seek to become the operator of record concerning properties it drills or acquires in the future. Goodrich is the operator of all of the wells acquired in the La/Cal II Acquisition.

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

                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                     1996      1995      1994
                                                   --------- --------- ---------
                                                   GROSS NET GROSS NET GROSS NET
                                                   ----- --- ----- --- ----- ---
Development Wells:
  Productive......................................  1.0  0.4  1.0  0.4  1.0  0.5
  Non-Productive..................................  0.0  0.0  0.0  0.0  1.0  0.4
                                                   ----  ---  ---  ---  ---  ---
    Total.........................................  1.0  0.4  1.0  0.4  2.0  0.9
                                                   ====  ===  ===  ===  ===  ===
Exploratory Wells:
  Productive......................................  6.0  2.5  1.0  0.2  0.0  0.0
  Non-Productive..................................  3.0  1.3  2.0  0.7  0.0  0.0
                                                   ----  ---  ---  ---  ---  ---
    Total.........................................  9.0  3.8  3.0  0.9  0.0  0.0
                                                   ====  ===  ===  ===  ===  ===
Total Wells:
  Productive......................................  7.0  2.9  2.0  0.6  1.0  0.5
  Non-Productive..................................  3.0  1.3  2.0  0.7  1.0  0.4
                                                   ----  ---  ---  ---  ---  ---
    Total......................................... 10.0  4.2  4.0  1.3  2.0  0.9
                                                   ====  ===  ===  ===  ===  ===

  During 1994 and up to the business combination August 15, 1995, La/Cal was engaged in limited developmental drilling in the Pecan Lake and Lake Charles Fields and La/Cal did not drill any exploratory wells during those periods.

Net Production, Unit Prices and Costs

  The following table presents certain information with respect to oil, gas and condensate production attributable to the Company's interests in all of its fields, the revenue derived from the sale of such production, average sales prices received and average production costs during each of the years in the five-year period ended December 31, 1996 and on a pro forma basis as if the La/Cal II Acquisition had taken place on January 1, 1996.

                                        PRO FORMA
                                          1996      1996      1995      1994
                                        --------- --------- --------- ---------
Net Production:
  Natural Gas (Mcf).................... 2,390,476 1,623,377 2,213,923 2,386,130
  Oil..................................   285,757   165,964   102,731    36,487
  Natural gas equivalents (Mcfe) (1)... 4,105,018 2,619,161 2,830,309 2,605,052
Average Net Daily Production:
  Natural gas (Mcf)....................     6,549     4,448     6,065     6,537
  Oil (Bbls)...........................       783       455       281       100
  Natural gas equivalents (Mcfe).......    11,247     7,176     7,754     7,137
Average Sales Price Per Unit:
  Natural Gas (per Mcf)................ $    2.60      2.60      1.72      1.85
  Oil (per Bbl)........................     20.79     20.88     16.27     15.99
Other Data:
  Lease operating expense (per Mcfe)... $     .39       .46       .22       .15
  Oil and gas depreciation, depletion
   and amortization
   (per Mcfe)..........................      1.05      1.02       .48       .40

--------
(1) Estimated by the Company using a conversion ratio of 1.0 Bbl/6.0 Mcf.

Marketing

  The Company entered into an agreement with Natural Gas Ventures, L.L.C. ("NGV"), a Louisiana limited liability company, that affiliates of Goodrich Oil Company formed in August 1994, to operate as an agent for the purpose of marketing Goodrich Oil Company's and its contracting parties' natural gas. The Company and other contracting parties contribute natural gas to NGV, which NGV then markets to gas purchasers, pursuant to the Joint Venture Agreement between NGV and Seaber (described below). The Company can terminate this agreement on 60-days advance notice. The Company and the other contracting parties are entitled to participate, on a pro rata basis, in any net profits or equity benefits received by NGV under its Joint Venture Agreement with Seaber, provided the Company and the other contracting parties have not terminated the agreement and are delivering gas under the agreement at the time the net profits and equity interest are earned. The Company believes its contract with NGV allows it to realize higher prices for its contributed gas because of the greater market power associated with larger volumes of gas than the Company would have for sale on a stand-alone basis.

  NGV has entered into a natural gas marketing joint venture agreement (the "Joint Venture Agreement") with Seaber whereby Seaber acts as agent for NGV in its gas marketing efforts. Pursuant to the Joint Venture Agreement, Seaber arranges short-term gas sales contracts on behalf of NGV with gas purchasers, and NGV delivers to Seaber sufficient gas quantities to fulfill NGV's contractual obligations. NGV can terminate the Joint Venture Agreement on a 60-days advance notice. During the term of the Joint Venture Agreement, on a calendar year basis, NGV has the option to share in 50 percent of all Seaber's net profits provided that NGV meets certain scheduled delivery requirements. Each year, 25% of NGV's share of the Seaber net profits is retained by Seaber as an account payable, which Seaber uses as additional working capital. At the end of the term of the Joint Venture Agreement, and subject to delivering scheduled volumes of gas, NGV can elect to convert its cumulative accounts payable into 50% of the outstanding Seaber common stock, or can choose to receive the payable in cash.

  As set forth above, provided certain conditions are met, NGV will distribute the Seaber net profits and equity interests if any, to its contracting parties on a pro rata basis.

  Sean Andrew Field. Goodrich's oil production is gathered by pipeline and purchased by Mobil at a premium over the posted price. The gas is purchased by GPM on a thirty day spot basis.

  Natural Gas. Goodrich's natural gas production is sold under spot or market-sensitive contracts and to various gas purchasers on short-term contracts. Goodrich's natural gas condensate is sold under short-term rollover agreements based on current market prices.

  Customers. Due to the nature of the industry the Company sells its oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. Additionally, the Company receives net monthly payments from its partner, Mitchell Marketing Company, in its pipeline joint venture. Revenues from these sources as a percent of total revenues for the periods presented were as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  ----------------
                                                                  1996  1995  1994
                                                                  ----  ----  ----
      Tenneco Gas Marketing Company..............................  --    --    41%
      Seaber Corporation of Louisiana............................  35%   55%   48%
      Mobil Oil Corporation......................................  22%   16%   --
      Mitchell Marketing Company.................................  16%    9%   --

Sales

  The year ended December 31, 1996 generated cash proceeds of $325,628 from the sale of certain oil and gas properties, substantially all in North Dakota.

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

  In September 1993, the same parties created another joint venture for the purpose of separating the gas contract from the physical pipeline. The joint venture participants are National Marketing Company, which is a subsidiary of the Company, and Mitchell Marketing Company. This joint venture is known as "Madison Gas Marketing Services" ("Madison Gas").

  The joint ventures were established for the purposes of buying and/or transporting gas from producers and other pipelines under various contracts at various receipt points and delivering or reselling the gas to Lone Star Gas Company ("Lone Star") under the terms and conditions of a premium priced/fixed volume 20-year contract dated October 1, 1981. On August 31, 1994, effective November 1, 1994, Madison Gas entered into a settlement agreement for the remaining term of the contract providing for (i) a total fixed contract quantity of 23,826,560 Mmbtu, (ii) a monthly average daily contract quantity not to exceed 18,000 Mmbtu during the months of November through March, (iii) a monthly average daily contact quantity not to exceed 7,000 Mmbtu during the months of April through October, (iv) an average annual gross profit margin of $1.74 per Mmbtu less operating expenses and (v) six additional delivery points. The Lone Star contract terminates at some time in the year 2000 depending upon the monthly average daily contract quantities taken under the settlement agreement.

                   Investment in Marcum Natural Gas Services

  The Company presently owns 675,200 shares of the common stock of Marcum Natural Gas Services ("Marcum"), or approximately 5.5% of the Marcum common stock outstanding. Marcum is a publicly held diversified provider of products and services to the natural gas industry.

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

State Regulation of Oil and Gas Production

  State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. In addition, there are state statutes, rules and regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company's properties and may restrict the number of wells that may be drilled on a particular lease or in a particular field. (There are currently discussions in several states relating to the imposition of limitations on annual natural gas production rates.)

ITEM 3. LEGAL PROCEEDINGS.

  The U. S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company estimates that the remaining cost of long-term clean-up of the site will be approximately $3.5 million, with the Company's percentage of responsibility to be approximately 3.05%. As of December 31, 1996, the Company has paid approximately $135,000 in costs related to this matter and has $275,000 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

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

  At March 3, 1997, the number of holders of record of the Company's common stock was 3,702 with 41,804,510 shares outstanding. High and low sales prices for the Company's common stock for each quarter during the calendar years 1996 and 1995 are as follows:

                                                           1996         1995
                                                       ------------ ------------
                       QUARTER ENDED                    HIGH   LOW   HIGH   LOW
                       -------------                   ------ ----- ------ -----
      March 31........................................ $1.125 $.75     N/A   N/A
      June 30.........................................  1.125  .75     N/A   N/A
      September 30....................................   .815  .625 $1.375 $.938
      December 31.....................................   .813  .563  1.25   .75

  Prices from periods prior to the business combination (August 15, 1995) are not applicable due to La/Cal being a privately held partnership.

  The Company has not paid a cash dividend on its Common Stock and does not intend to pay such a dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected Statement of Operations Data:

                                                                          PERIOD FROM
                                                 HISTORICAL              JULY 15, 1993   PERIOD FROM
                                      ----------------------------------  (INCEPTION)  JANUARY 1, 1993
                           PRO FORMA      YEAR ENDED DECEMBER 31,           THROUGH        THROUGH      YEAR ENDED
                          ----------- ---------------------------------- DECEMBER 31,     JULY 14,     DECEMBER 31,
                            1996(E)      1996        1995        1994        1993          1993(C)       1992(C)
                          ----------- ----------  ----------  ---------- ------------- --------------- ------------
Revenues................  $14,370,000  9,857,811   6,174,412   5,013,446   1,068,404       947,000       896,000
Depletion, Depreciation
 and Amortization.......    5,420,000  3,788,292   1,785,502   1,156,624     179,476
Exploration.............    1,149,000  1,149,240     193,159       4,240          --
Interest Expense........    1,593,000    828,394   1,132,488   1,072,098     199,389
Total Costs and
 Expenses...............   12,655,000  9,476,366   5,037,101   2,998,628     574,220       137,000       173,000
Extraordinary Item--
 Early Extinguishment of
  Debt..................           --         --     482,906          --          --
Net Income..............    1,715,000    381,445     654,405   2,014,818     494,184
Preferred Stock
 Dividends..............    1,264,000    644,800     254,932
Earnings (Loss)
 Applicable to Common
 Stock..................      451,000   (263,355)    399,473
Earnings (Loss) Per
 Average Common Share...  $       .01       (.01)
Average Common Shares
 Outstanding............   41,804,510 41,804,510
Pro Forma Information:
 Pro Forma Income
  Taxes(a)..............                             402,698     785,779     192,732
 Pro Forma Net Income...                             251,707   1,229,039     301,452
 Pro Forma Earnings
  (Loss) Applicable to
  Common Stock..........                              (3,225)  1,229,039     301,452
Pro Forma Income Before
 Extraordinary Item Per
 Average Common Share...                                 .02         .06         .02
Extraordinary Item Per
 Average Common Share...                                (.02)         --          --
Pro Forma Earnings
 (Loss) Per Average
 Common Share...........                                  --         .06         .02
Pro Forma Average Common
 Shares Outstanding (b).                          27,722,543  19,765,226  19,765,226

  Selected Balance Sheet Data:

                          PRO FORMA                  HISTORICAL
                         ----------- -------------------------------------------
                                              DECEMBER 31,
                         -------------------------------------------------------
                           1996(E)      1996       1995       1994       1993
                         ----------- ---------- ---------- ----------  ---------
Total Assets............ $39,496,000 22,398,984 22,382,716  8,230,496  5,371,000
Long Term Debt..........  19,000,000 10,000,000  9,750,000  8,250,000  4,700,000
Stockholders' Equity
 (Partners' Deficit).... $16,635,000  9,135,200  9,662,812 (2,081,217)  (989,000)

-------
(a) No provision for income taxes is included in the consolidated statements of operations for the periods ended December 31, 1994 and 1993 or the period from January 1, 1995 through August 14, 1995, for the operations of La/Cal Energy Partners (predecessor company), due to La/Cal Energy Partners being a partnership and income taxes were the responsibility of the individual partners of La/Cal Energy Partners. Certain unaudited pro forma information relating to the Company's results of operations, had La/Cal Energy Partners been a corporation for those periods, is shown above.
(b) For purposes of this presentation the number of pro forma shares used for periods prior to August 15, 1995, is 19,765,226 shares, the number of shares issued by the Company in exchange for La/Cal Energy Partners net assets contributed.
(c) La/Cal Energy Partners was organized on July 15, 1993. Statement of operations data, other financial data, and other selected operating data, other than revenues from oil and gas sales and lease operating expenses and production taxes, for the period from January 1, 1993 through July 15, 1993 and for the year ended December 31, 1992, as well as balance sheet data as of December 31, 1992, is not presented, as the properties for which such financial data related were not maintained as a separate business unit, and assets, liabilities or indirect operating costs applicable to the properties were not segregated by the owners prior to the formation of La/Cal Energy Partners.
(d) The above data reflects the operations solely of La/Cal Energy Partners for periods prior to August 15, 1995, whereas such data reflects the operations of La/Cal Energy Partners combined with Patrick Petroleum Company for periods subsequent to August 15, 1995.
(e) Amounts are shown on a pro forma basis as if the La/Cal Acquisition had taken place on January 1, 1996, for statement of operations data, and on December 31, 1996, for balance sheet data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Background of Business Combination and Basis of Presentation

  The Company was created by the combination of Patrick Petroleum Company ("Patrick") and La/Cal Energy Partners ("La/Cal") in August 1995. The combination of Patrick and La/Cal was effected primarily by two concurrent transactions: (a) the contribution by La/Cal of substantially all of its assets and liabilities to the Company in exchange for 19,765,226 shares of Common Stock and (b) the merger Patrick and an indirect wholly owned subsidiary of Patrick (the "Merger") whereby (i) each of the 19,765,226 outstanding shares of Patrick common stock ("Patrick Common Stock") was converted into one share of Common Stock; (ii) each outstanding share of Patrick Series B Convertible Preferred Stock was converted into one share of the Company's Series A Convertible Preferred Stock and (iii) Patrick, the surviving corporation in the Merger, became a wholly-owned subsidiary of the Company.

  The La/Cal--Patrick business combination was accounted for on the basis of purchase accounting, with La/Cal deemed to be the acquiror. Accordingly, on August 15, 1995, the Company recorded the assets and liabilities of Patrick at fair value, whereas the assets and liabilities of La/Cal are reflected at historical book value. The consolidated financial statements reflect the operations solely of La/Cal for periods prior to August 15, 1995, whereas such financial statements reflect the operations of the combined entities for periods subsequent to August 15, 1995. As a result, comparison of the current and prior period financial statements presented is significantly impacted by the combination transactions and, accordingly, will not be indicative of future operating results. Prior to the combination transactions, La/Cal was a privately owned Louisiana general partnership which was formed on July 15, 1993, by the contribution of certain oil and gas properties owned by the partners.

  As more fully discussed in "1997 Acquisition," the Company acquired the oil and gas properties of La/Cal Energy Partners II and certain working interest owners on January 31, 1997.

 Results of Operations

  As noted above, the consolidated statements of operations for the year ended December 31, 1994 and the period from July 15, 1993 through December 31, 1993, reflect the operations of La/Cal only, whereas the statement of operations for the year ended December 31, 1995, reflects the operations solely of La/Cal prior to the combination date (August 15, 1995) and the operations of the combined entities subsequent to the combination date.

  Year ended December 31, 1996 versus year ended December 31, 1995--Total revenues in 1996 increased to $9,858,000 and were $3,684,000 (60%) higher than total revenues in 1995 due to a full year of the combined entities which resulted in higher oil and gas sales. Oil and gas sales were $2,211,000 higher due primarily to increased oil production as a result of the inclusion of revenues of the combined entities in 1996 along with increased oil prices for the year. Gas production for 1996 was lower primarily due to the early abandonment of two wells producing from a gas reservoir in the Lake Charles Field and a third well producing at a reduced rate compared to 1995. One of the abandoned wells has recently been completed in an oil reservoir. The dollar impact of this decrease was more than offset by increased gas prices received in 1996. In addition, 1996 contains a full year of revenues from the pipeline joint venture which contributed $1,538,000 compared to $573,000 for 1995.

  The following table reflects the production volumes and pricing information for the periods presented:

                                         1996                     1995
                               ------------------------ ------------------------
                               PRODUCTION AVERAGE PRICE PRODUCTION AVERAGE PRICE
                               ---------- ------------- ---------- -------------
      Gas (Mcf)............... 1,623,377     $ 2.60     2,213,923     $ 1.72
      Oil (Bbls)..............   165,964     $20.88       102,731     $16.27

  Lease operating expense and production taxes were $1,615,000 for 1996 compared to $1,030,000 for 1995 or $585,000 higher due to the addition of the Patrick oil and gas properties. Lease operating expenses per Mcfe were $.46 in 1996 compared to $.22 in 1995 due to the high level of such expenses of the Patrick properties versus the La/Cal properties. Depletion, depreciation and amortization was $3,788,000 versus $1,786,000 due to a full year of the combined entities, including amortization of the pipeline joint venture. Oil and gas depletion and depreciation per Mcfe was $1.02 in 1996 versus $.48 in 1995, the increase due to the Patrick properties carrying a significantly higher rate per Mcfe.

  The Company incurred $1,149,000 of exploration expense in 1996 compared to $193,000 in 1995 due to a full year of the combined entities in 1996 versus four and one-half months in 1995. Included in the 1996 exploration expense is $542,000 of costs related to dry holes during the period versus $40,000 of such costs in 1995.

  General and administrative expenses amounted to $2,096,000 for 1996 versus $739,000 due to the Company providing its own general and administrative services for the full year in 1996 versus four and one-half months in 1995. Additionally, as a public company, the Company incurs a higher level of general and administrative expenses than a privately held company.

  Interest expense was $828,000 in 1996 compared to $1,132,000 (27% lower) due to the Company having lower average debt outstanding and a lower effective interest rate in 1996 compared to 1995.

  The Company's preferred stock dividends amounted to $645,000 for 1996 (twelve months dividends on average of 806,000 shares outstanding) compared to $255,000 (four and one-half months dividends on average of 849,000 shares outstanding).

  Year ended December 31, 1995 versus year ended December 31, 1994--Revenues in 1995 amounted to $6,174,000 and were $1,161,000 (23%) higher than 1994 due to the inclusion of the combined entities subsequent to August 15, 1995, which produced higher oil and gas sales. This was primarily due to higher volumes of oil production for the period slightly offset by slightly lower gas production and prices (see volume and price table below). Additionally, 1995 includes the revenues from the pipeline joint venture which was acquired from Patrick and contributed $573,000 in the period.

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

  Lease operating expense and production taxes were $345,000 or 50% higher, due to the higher production volumes and depletion, depreciation and amortization was $629,000 or 54% higher than 1994, due to the addition of the Patrick properties subsequent to August 15, 1995, including the amortization of the pipeline joint venture.

  The Company recorded an impairment from the adoption of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of in the fourth quarter of 1995 in the amount of $157,000. Additionally, the Company incurred $193,000 of exploration expense in 1995, whereas the 1994 amount was only $4,000 due to La/Cal having virtually no exploration activities.

  The large variance ($658,000) in general and administrative expenses is due to the fact that La/Cal was provided substantially all of its general and administrative expenses at no cost by an affiliate, whereas the Company provides its own general and administrative services. Additionally, as a public company, the Company incurs a higher level of general and administrative expenses than as a privately held company.

  Interest expense was $60,000 (6%) higher in 1995 due to the Company (from August 15, 1995 through December 31, 1995) and La/Cal (from January 1, 1995 through August 14, 1995) having slightly higher average debt outstanding in 1995 than La/Cal in 1994. A partial offsetting factor to this was the Company's lower effective interest rate from August 15, 1995 to December 31, 1995.

  The statements of operations for both periods reflect no income taxes due to: 1) the individual partners of La/Cal being responsible for such taxes for the periods containing the operations of La/Cal only and 2) the Company incurring a loss for the period from August 15, 1995, through December 31, 1995, as a result of the extraordinary item discussed below.

  In connection with the combination transactions, the Company paid off La/Cal's General Obligation Notes, and the related unamortized debt financing costs of $483,000 were charged to operations as an extraordinary item in the third quarter of 1995.

  The Company assumed Patrick's Convertible Preferred Stock and has incurred related dividends of $255,000 from August 15, 1995 to December 31, 1995.

 Liquidity and Capital Resources

  Net cash provided by operating activities was $4,373,000 in 1996 compared to $3,579,000 in 1995 and $2,823,000 in 1994. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the years presented.

  Net cash used by investing activities amounted to $4,163,000 in 1996 compared to net cash provided by investing activities of $8,877,000 in 1995 and net cash used of $3,720,000 in 1994. The year ended December 31, 1996 amount is substantially comprised of $3,992,000 in capital expenditures. The year ended December 31, 1995, reflects the receipt by the Company of $9,600,000 cash in September from the sale of the investment in the Penske Corporation as well as $1,514,000 from the sale of certain properties in Michigan, Montana and North Dakota in the fourth quarter. This was offset by the payment by the Company of $1,088,000 in connection with the business combination and $650,000 for capital expenditures. The year ended December 31, 1994 reflects $3,720,000 in capital expenditures, due to extensive drilling and completion activities and acquisition of producing properties by La/Cal during that year.

  Net cash used by financing activities in 1996 totaled $479,000 compared to $12,553,000 in 1995 and net cash provided by financing activities of $856,000 in 1994. The 1996 amount primarily consists of the borrowing of $1,800,000 against the Company's line of credit partially offset by debt paydowns of $1,550,000 and the payment of preferred stock dividends of $645,000. The 1995 amount included the borrowing of $21,000,000 by the Company which was used primarily to pay off the debt assumed from La/Cal and Patrick ($19,778,000). The remainder of the loan proceeds were used to provide working capital and pay accrued interest. The year ended 1995 also reflects debt paydowns as follows: i) $915,000 by La/Cal on its General Obligation Notes prior to August 15, 1995; ii) $9,500,000 by the Company on its credit facility in September from the Penske sale proceeds; iii) $500,000 by the Company on its credit facility from operations/working capital; iv) $1,250,000 by the Company in the fourth quarter from the sale of certain oil and gas properties. The 1995 amount also includes partnership distributions by La/Cal of $1,133,000 prior to August 15, 1995 and the Company's preferred stock dividends subsequent to the business combination in the amount of $363,000. The 1994 amount consists of La/Cal borrowings ($5,720,000) used to partially fund the significant capital expenditures mentioned above. This was offset by partnership distributions of $3,107,000 and subsequent payments of $1,757,000 on the borrowings.

  The Company has a credit facility with Compass Bank which provides for a total borrowing base determined by the bank every six months based, in part, on the Company's oil and gas reserve information. Such borrowing base is $12,300,000 as of December 31, 1996. The maturity date for all amounts drawn under the bank credit facility is June 1, 1998. Interest is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 2%. Interest rates are set on specific draws for one, two, three or six month periods, also at the option of the Company. The weighted average interest rate at December 31, 1996 was 7.7%. The credit facility requires the Company to maintain minimum net worth of $8,500,000 plus 50% of net income, as defined, subsequent to September 30, 1995 and a minimum debt service ratio of
1.25 to 1. The amount outstanding under the credit facility as of December 31, 1996 was $10,000,000. See discussion of 1997 credit facility revisions in "1997 Acquisition" below.

  The Company plans to incur capital expenditures in the amount of approximately $7,500,000 in calendar year 1997. The Company plans to finance such expenditures from its operating cash flow.

  The Company's business strategy is to explore and develop drilling prospects along the Gulf Coast and in West Texas and pursue strategic acquisitions of oil and gas properties that offer additional development drilling opportunities. It is anticipated that such acquisitions would be financed with bank or other institutional borrowings or from the issuance of equity securities.

 1997 Acquisition

  On January 31, 1997, the Company acquired the oil and gas properties of La/Cal Energy Partners II ("La/Cal II") and certain working interest owners for a purchase price of $16.5 million ("La/Cal II Acquisition"). The purchase price was comprised of $1.5 million cash, the assumption of $7.5 million La/Cal II long-term debt and the issuance of 750,000 shares of Series B convertible preferred stock of the Company ("Series B Preferred Stock") with an aggregate liquidation value of $7.5 million. In connection with the La/Cal II Acquisition, the Company increased its borrowing base under its credit facility to $22.5 million and borrowed an additional $9 million to payoff La/Cal II's debt and to pay the cash portion of the purchase price. The Series B Preferred Stock accrues dividends at a rate of 8.25% per annum and each share of Series B Preferred Stock is convertible into 8.92 shares of common stock. Such shares are redeemable by the Company after January 31, 2001 at $10.00 per share.

 Disclosure Regarding Forward-Looking Statements

  This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding reserve estimates, planned capital expenditures, future oil and gas production and prices, future drilling activity, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations include changes in oil and gas prices, changes in regulatory or environmental policies, production difficulties, transportation difficulties and future drilling results. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Goodrich Petroleum Corporation:

  We have audited the accompanying consolidated balance sheets of Goodrich Petroleum Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goodrich Petroleum Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

  As discussed in Note D to the consolidated financial statements, in 1995, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

KPMG PEAT MARWICK LLP

Shreveport, Louisiana
March 4, 1997

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,  DECEMBER 31,
                       ASSETS                             1996          1995
                       ------                         ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents.......................... $   344,551   $   613,450
  Marketable equity securities.......................     569,700       759,600
  Accounts receivable
     Trade and other, net of allowance...............     744,221       170,593
    Accrued oil and gas revenue......................   1,482,503     1,014,709
    Accrued pipeline joint venture...................     532,000       530,792
  Prepaid insurance..................................     235,578       302,113
  Other..............................................       4,888        33,532
                                                      -----------   -----------
    Total current assets.............................   3,913,441     3,424,789
                                                      -----------   -----------
PROPERTY AND EQUIPMENT
  Oil and gas properties.............................  19,129,512    16,262,033
  Furniture, fixtures and equipment..................     107,056       101,333
                                                      -----------   -----------
                                                       19,236,568    16,363,366
  Less accumulated depletion, depreciation and
   amortization......................................  (4,918,856)   (2,217,425)
                                                      -----------   -----------
    Total property and equipment.....................  14,317,712    14,145,941
                                                      -----------   -----------
OTHER ASSETS
  Investment in pipeline joint venture, net..........   3,616,360     4,676,500
  Deferred charges and other investments.............     551,471       135,486
                                                      -----------   -----------
                                                        4,167,831     4,811,986
                                                      -----------   -----------
      TOTAL ASSETS................................... $22,398,984   $22,382,716
                                                      ===========   ===========


                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                           DECEMBER 31,  DECEMBER 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY                1996          1995
           ------------------------------------            ------------  ------------
CURRENT LIABILITIES
  Current portion of long term debt....................... $        --   $        --
  Accounts payable........................................   1,108,534       656,886
  Accrued liabilities.....................................   1,994,730     1,740,028
                                                           -----------   -----------
    Total current liabilities.............................   3,103,264     2,396,914
                                                           -----------   -----------
LONG TERM DEBT............................................  10,000,000     9,750,000
OTHER LIABILITIES.........................................     160,520       572,990
STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00 per share; authorized
   10,000,000 shares; issued 801,149 at and 734,859 shares
   (liquidating preference $10 per share, aggregating to
   $8,011,490 and $7,348,590).............................     801,149       734,859
  Common stock, par value--$0.20 per share; authorized
   100,000,000 shares; issued and outstanding 41,804,510
   shares.................................................   8,360,902     8,360,902
  Additional paid-in capital..............................   1,059,493     1,200,140
  Accumulated deficit.....................................    (896,444)     (633,089)
  Unrealized loss on marketable equity securities.........    (189,900)           --
                                                           -----------   -----------
    Total stockholders' equity............................   9,135,200     9,662,812
                                                           -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......... $22,398,984   $22,382,716
                                                           ===========   ===========


                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1996         1995        1994
                                             -----------  ----------  ----------
REVENUES
  Oil and gas sales........................  $ 7,687,748   5,477,208   4,995,663
  Pipeline joint venture...................    1,537,806     573,393          --
  Other....................................      632,257     123,811      17,783
                                             -----------  ----------  ----------
    Total revenues.........................    9,857,811   6,174,412   5,013,446
                                             -----------  ----------  ----------
COSTS AND EXPENSES
  Lease operating expense and production
   taxes...................................    1,614,584   1,029,501     684,131
  Depletion, depreciation and amortization.    3,788,292   1,785,502   1,156,624
  Exploration..............................    1,149,240     193,159       4,240
  Impairment of oil and gas properties.....           --     157,000          --
  Interest expense.........................      828,394   1,132,488   1,072,098
  General and administrative...............    2,095,856     739,451      81,535
                                             -----------  ----------  ----------
    Total costs and expenses...............    9,476,366   5,037,101   2,998,628
                                             -----------  ----------  ----------
INCOME BEFORE EXTRAORDINARY ITEM AND INCOME
 TAXES.....................................      381,445   1,137,311   2,014,818
  Income Taxes.............................           --          --          --
                                             -----------  ----------  ----------
INCOME BEFORE EXTRAORDINARY ITEM...........      381,445   1,137,311   2,014,818
  Extraordinary item-early extinguishment
   of debt.................................           --    (482,906)         --
                                             -----------  ----------  ----------
NET INCOME.................................      381,445     654,405   2,014,818
                                                                      ==========
  Preferred stock dividends................      644,800     254,932
                                             -----------  ----------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK.  $  (263,355)    399,473
                                             ===========  ==========
LOSS PER AVERAGE COMMON SHARE..............  $      (.01)
                                             ===========
AVERAGE COMMON SHARES OUTSTANDING..........  $41,804,510
                                             ===========
PRO FORMA INFORMATION (UNAUDITED):
Income before extraordinary item and income
 taxes.....................................               $1,137,311   2,014,818
Pro forma income taxes*....................                  402,698     785,779
                                                          ----------  ----------
                                                             734,613   1,229,039
  Extraordinary item-early extinguishment
   of debt.................................                 (482,906)         --
                                                          ----------  ----------
  Pro forma net income.....................                  251,707   1,229,039
  Preferred stock dividends................                  254,932          --
                                                          ----------  ----------
Pro forma earnings (loss) available to
 common stock..............................               $   (3,225)  1,229,039
                                                          ==========  ==========
Pro forma income before extraordinary item
 per average common share..................               $      .02         .06
Pro forma extraordinary item per average
 common share..............................                     (.02)         --
                                                          ----------  ----------
Pro forma earnings (loss) per average
 common share..............................               $       --         .06
                                                          ==========  ==========
Pro forma weighted average common shares
 outstanding**.............................               27,722,543  19,765,226
                                                          ==========  ==========

--------
 * As described in Noted D, no provision for income taxes is included in the consolidated statements of operations for the period from January 1, 1995 through August 14, 1995 and for the year ended December 31, 1994, for the operations of La/Cal Energy Partners (predecessor company), due to La/Cal being a partnership and income taxes were the responsibility of the individual partners of La/Cal. Certain unaudited pro forma information relating to the Company's results of operations had La/Cal been a corporation, is shown here.
** For purposes of this presentation the number of pro forma shares used for periods prior to August 15, 1995, is 19,765,226 shares, the number issued by the Company in exchange for La/Cal's net assets contributed.

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           1996          1995         1994
                                        -----------  ------------  -----------
OPERATING ACTIVITIES
  Net income........................... $   381,445       654,405    2,014,818
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depletion, depreciation and
     amortization......................   3,788,292     1,785,502    1,156,624
    Amortization of leasehold costs....     195,027        84,174           --
    Amortization of deferred debt
     financing costs...................      72,329       101,531      112,530
    Gain on Sale of oil and gas
     properties........................     (88,428)           --           --
    Extraordinary item-early
     extinguishment of debt............          --       482,906           --
    Capital expenditures charged to
     income............................     678,213       108,985        4,240
    Impairment of oil and gas
     properties........................          --       157,000           --
    Payment of other liabilities.......    (364,100)     (130,010)          --
    Other..............................     (11,714)           --           --
                                        -----------  ------------  -----------
                                          4,651,064     3,244,493    3,288,212
    Net change in:
      Accounts receivable..............  (1,042,630)      (28,773)    (454,610)
      Prepaid insurance and other......      95,179      (319,043)          --
      Accounts payable.................     451,648       493,343      (72,846)
      Accrued liabilities..............     218,045       188,905       61,831
                                        -----------  ------------  -----------
        Net cash provided by operating
         activities....................   4,373,306     3,578,925    2,822,587
                                        -----------  ------------  -----------
INVESTING ACTIVITIES
  Sale of investment...................          --     9,600,000           --
  Purchase of other investment.........    (250,000)           --           --
  Proceeds from sales of oil and gas
   properties..........................     325,628     1,514,336           --
  Cash paid in connection with business
   combinations........................    (234,378)   (1,088,432)          --
  Overdraft bank balances assumed in
   business combination................          --      (451,414)          --
  Capital expenditures.................  (3,992,374)     (649,604)  (3,719,782)
  Other................................     (11,668)      (47,883)          --
                                        -----------  ------------  -----------
        Net cash provided by (used in)
         investing activities..........  (4,162,792)    8,877,003   (3,719,782)
                                        -----------  ------------  -----------
FINANCING ACTIVITIES
  Proceeds from bank borrowings........   1,800,000    21,000,000    5,719,933
  Principal payments of bank
   borrowings..........................  (1,550,000)  (31,942,841)  (1,756,856)
  Partnership distributions............          --    (1,132,735)  (3,107,258)
  Payment of debt financing costs......     (10,256)     (114,771)          --
  Retirement of preferred stock........     (74,357)           --           --
  Preferred stock dividends............    (644,800)     (362,893)          --
                                        -----------  ------------  -----------
        Net cash provided by (used in)
         financing activities..........    (479,413)  (12,553,240)     855,819
                                        -----------  ------------  -----------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS...........................    (268,899)      (97,312)     (41,376)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD.............................     613,450       710,762      752,138
                                        -----------  ------------  -----------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD................................. $   344,551       613,450      710,762
                                        ===========  ============  ===========

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 PREFERRED STOCK         COMMON STOCK                                                    TOTAL
                   PARTNERS'   --------------------  --------------------- ADDITIONAL               UNREALIZED LOSS  STOCKHOLDERS'
                    CAPITAL     NUMBER                 NUMBER               PAID-IN    ACCUMULATED   ON MARKETABLE      EQUITY
                   (DEFICIT)   OF SHARES  PAR VALUE  OF SHARES  PAR VALUE   CAPITAL      DEFICIT   EQUITY SECURITIES   (DEFICIT)
                  -----------  ---------  ---------  ---------- ---------- ----------  ----------- ----------------- -------------
BALANCE AT
 DECEMBER 31,
 1993...........  $  (988,777)        --         --          --         --         --          --             --      $  (988,777)
Partnership
 distributions..   (3,107,258)        --         --          --         --         --          --             --       (3,107,258)
Net Income......    2,014,818         --         --          --         --         --          --             --        2,014,818
                  -----------  ---------  ---------  ---------- ---------- ----------   ---------      ---------      -----------
BALANCE AT
 DECEMBER 31,
 1994...........   (2,081,217)        --         --          --         --         --          --             --       (2,081,217)
Partnership
 distributions..   (1,229,344)        --         --          --         --         --          --             --       (1,229,344)
Business
 Combination....    3,310,561  1,098,710  1,098,710  39,530,452  7,906,090    258,539          --             --       12,573,900
Conversion of
 preferred
 stock..........           --   (363,851)  (363,851)  2,274,058    454,812    (90,961)         --             --               --
Preferred stock
 dividends ($.30
 per share).....           --         --         --          --         --         --    (254,932)            --         (254,932)
Net income......           --         --         --          --         --  1,032,562    (378,157)            --          654,405
                  -----------  ---------  ---------  ---------- ---------- ----------   ---------      ---------      -----------
BALANCE AT
 DECEMBER 31,
 1995...........           --    734,859    734,859  41,804,510  8,360,902  1,200,140    (633,089)            --        9,662,812
Net income......           --         --         --          --         --         --     381,445             --          381,445
Unrealized
 depreciation of
 marketable
 securities
 available for
 sale...........           --         --         --          --         --         --          --       (189,900)        (189,900)
Preferred stock
 dividends ($.80
 per share).....           --         --         --          --         --         --    (644,800)            --         (644,800)
Retirement of
 preferred
 stock..........           --    (10,000)   (10,000)         --         --    (64,357)         --             --          (74,357)
Reinstatement of
 preferred stock
 under appraisal
 rights.........           --     76,290     76,290          --         --    (76,290)         --             --               --
                  -----------  ---------  ---------  ---------- ---------- ----------   ---------      ---------      -----------
BALANCE AT
 DECEMBER 31,
 1996...........  $        --    801,149  $ 801,149  41,804,510 $8,360,902 $1,059,493   $(896,444)     $(189,900)     $ 9,135,200
                  ===========  =========  =========  ========== ========== ==========   =========      =========      ===========

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

NOTE A--DESCRIPTION OF BUSINESS

  The Company is in the primary business of the exploration and production of crude oil and natural gas. The Subsidiaries have interests in such operations in eight states, primarily in Louisiana and Texas. The Company's subsidiaries also have a minority interest in a natural gas pipeline joint venture located in the state of Texas.

NOTE B--BUSINESS COMBINATION

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

NOTE C--BASIS OF PRESENTATION

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

NOTE D--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation--The consolidated financial statements include the financial statements of Goodrich Petroleum Corporation, its wholly-owned subsidiary, and its wholly-owned subsidiary's four wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

  Oil and gas revenues--Oil and gas revenues are recorded using the accrual method of accounting.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

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

  During the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 121, an impairment is determined to have occurred and a loss is recognized when the net of future cash inflows expected to be generated by an identifiable long-lived asset and cash outflows expected to be required to obtain those cash inflows is less than the carrying value of the asset. The Company performs this comparison for its oil and gas properties on a field-by-field basis. The amount of such loss is measured based on the difference between the discounted value of such net future cash flows and the carrying value of the asset. The Company recorded such an impairment in the fourth quarter of 1995 in the amount of $157,000.

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

  Investment in Pipeline Joint Venture--The Company's investment consists of a 20% interest in an intrastate natural gas pipeline joint venture. The Company's carrying basis in the investment was established at August 15, 1995 (fair value) and is being amortized on a basis which matches the amortization with the monthly maximum average contract quantities over the remaining term of the joint venture, which is estimated to terminate in 2000. Amortization amounted to $1,060,000 and $403,000 for the years ended December 31, 1996 and 1995,

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

respectively. The Company records its equity in joint venture earnings as revenues in the statement of operations in the periods when the contract payments are earned.

  Income Taxes--The Company follows the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which requires income taxes be accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  The federal income tax effect of La/Cal's activities (prior to August 15, 1995) is not reflected in the financial statements since such taxes were the responsibility of the individual partners of La/Cal. The Company became subject to income taxes as of August 15, 1995, as a result of the business combination.

  Earnings Per Share--As discussed previously, La/Cal's activities prior to the business combination were conducted in the form of a partnership and the Company was established in corporate form on August 15, 1995. Earnings per share information for 1995 and 1994 has been presented on a pro forma basis to reflect such information as if La/Cal had been operated as a corporation prior to August 15, 1995.

  The Company's Series A convertible preferred stock, stock options and common stock warrants are common stock equivalents, however, fully diluted earnings per share have not been presented, as the conversion or exercise of such instruments would be anti-dilutive.

  Stock Based Compensation--Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In the fourth quarter of 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE E--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995.

                                       DECEMBER 31, 1996     DECEMBER 31, 1995
                                     ---------------------- -------------------
                                      CARRYING              CARRYING    FAIR
                                       AMOUNT    FAIR VALUE  AMOUNT     VALUE
                                     ----------- ---------- --------- ---------
Financial asset--
  Marketable equity securities...... $   569,700    569,700   759,600   759,600
Financial liabilities--
  Other liabilities.................     517,572    503,161   959,990   869,575
  Long-term debt (including current
   maturities)...................... $10,000,000 10,000,000 9,750,000 9,750,000

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

NOTE F--ACCRUED LIABILITIES

  Accrued liabilities as of December 31, 1996 and 1995 consisted of the following:

                                                               1996      1995
                                                            ---------- ---------
Current portion--consulting agreement contracts............ $  357,052   387,000
Advanced billings..........................................    315,081        --
Environmental contingency..................................    275,000   400,000
Accrued interest...........................................    238,969    80,702
Liability to shareholders of acquired company..............    177,585   195,695
Prior years' state income and franchise tax assessment.....    175,000   200,000
Taxes other than income....................................    109,000   160,000
Other......................................................    347,043   316,631
                                                            ---------- ---------
                                                            $1,994,730 1,740,028
                                                            ========== =========

NOTE G--LONG TERM DEBT

  Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                             1996       1995
                                                          ----------- ---------
Borrowings under credit facility, interest, at prime or
 LIBOR plus 2%
 (see below)(weighted average rate at December 31, 1996--
 7.7%);
 principal due June 1, 1998.............................. $10,000,000 9,750,000
Less current portion.....................................          --        --
                                                          ----------- ---------
Long-term debt, excluding current portion................ $10,000,000 9,750,000
                                                          =========== =========

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

  The Company has a credit facility with Compass Bank which provides for a total borrowing base determined by the bank every six months based in part, on the Company's oil and gas reserve information. Such borrowing base is currently $12,300,000. The maturity date for all amounts drawn under the bank credit facility is June 1, 1998. Interest is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 2%. Interest rates are set on specific draws for one, two, three or six month periods, also at the option of the Company. The credit facility requires the Company to maintain minimum net worth of $8,500,000 plus 50% of net income, as defined, subsequent to September 30, 1995. Under such restriction, the Company had $1,766 available for the payment of dividends at December 31, 1996. The credit facility also requires a minimum debt service ratio of 1.25 to 1. The amount outstanding under the credit facility as of December 31, 1996 was $10,000,000. As described in Note S, the borrowing base and minimum net worth requirements were revised as a result of the January 31, 1997 acquisition to $22,500,000 and $14,500,000 plus net income, as defined, subsequent to December 31, 1996, respectively.

  Substantially all of the Company's assets are pledged to secure this credit facility.

  Interest paid during 1996, 1995, and 1994 amounted to $562,593, $968,190 and $1,051,927 respectively.

NOTE H--STOCKHOLDERS' EQUITY

  Common Stock--At December 31, 1996, unissued shares of Goodrich common stock were reserved in the amount of 2,667,826 shares for the conversion of convertible preferred stock, 2,841,534 shares for stock option plans and 800,000 shares for the exercise of warrants.

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

  Effective January 1, 1996, the preferred shares under appraisal rights were reinstated, resulting in outstanding shares of 811,149. Outstanding shares as of December 31, 1996 were 801,149.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

  Warrants--In conjunction with 10.75% subordinated collateralized notes sold on May 10, 1990, by Patrick, the Company has outstanding warrants to acquire 800,000 shares of the Company's $.20 per value Common Stock at exercise prices from $3.00 to $6.16 per share, to three institutional investors. These warrants expire on May 10, 1997.

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

  The Goodrich Petroleum plans authorize grants of options to purchase up to a combined total of 3,500,000 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant and all stock options granted under the 1995 Stock Option Plan generally have ten year terms and five year pro rata vesting.

  The per share weighted-average fair value of stock options granted during 1996 and 1995 was $ .382 and $ .485 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
1996--expected dividend yield 0%, risk-free interest rate of 7.5%, and an expected life of 6 years; 1995--expected dividend yield 0%, risk-free interest rate of 7.5%, and an expected life of 6 years; expected volatility of stock over expected life of the options--35%.

  The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                             1996     1995
                                           --------  -------
      Net income.............. As reported $381,445  654,405
                               Pro forma    225,135  464,885
      Earnings (loss)
       applicable to common
       stock.................. As reported (263,355) 399,473
                               Pro forma   (419,665) 209,953
      Earnings (loss) per
       average common share... As reported     (.01)       *
                               Pro forma   $   (.01)       *

  Pro forma net income and earnings per share reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation costs are reflected over the options' vesting period of approximately 5 years and compensation for options granted prior to January 1, 1995 is not considered.
--------
* Not calculated due to entity not being in corporate form during a portion of 1995.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

  Stock option transactions during 1996 and 1995 were as follows:

                                                                     WEIGHTED
                                                 WEIGHTED             AVERAGE
                                                 AVERAGE  RANGE OF   REMAINING
                                      NUMBER OF  EXERCISE EXERCISE  CONTRACTUAL
                                       OPTIONS    PRICE     PRICE      LIFE
                                      ---------  -------- --------- -----------
Outstanding January 1, 1995..........        --      --          --         --
  Assumed from Patrick............... 1,670,602   $2.32
  Granted--1995 Stock Option Plan....   880,000    1.02
  Granted--1995 Non Employee Director
   Stock Option Plan.................   220,000    0.97
  Expiration of Options..............   (95,000)   2.25
                                      ---------
Outstanding December 31, 1995........ 2,675,602    1.78   $.97-3.00  5.5 years
  Granted--1995 Stock Option Plan....   395,000     .76
  Granted--1995 Non-Employee Director
   Stock Option Plan.................    90,000     .94
  Expiration of Options..............  (319,068)   2.25
                                      ---------
Outstanding December 31, 1996........ 2,841,534    1.56   $.75-3.00  5.9 years
                                      =========
Exercisable December 31, 1994........        --      --
Exercisable December 31, 1995........ 1,795,602    2.15
Exercisable December 31, 1996........ 1,755,034   $1.95

NOTE I--COMMITMENTS AND CONTINGENCIES

  The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean-up of the site will be approximately $3.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of December 31, 1996, the Company has paid approximately $135,000 in costs related to this matter and has $275,000 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

  Additionally, the Company is party to a number of lawsuits arising in the normal course of business. The Company has defended and intends to continue to defend these actions vigorously and believes, based on currently available information, that adverse results or settlements, if any, in excess of insurance coverage or amounts already provided, will not be material to its financial position, liquidity or results of operations.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE J--INCOME TAXES

  Income tax expense for the year ending December 31, 1996 and the period from August 15, 1995 through December 31, 1995 consists of:

                                                        CURRENT DEFERRED  TOTAL
                                                        ------- --------  -----
      Year Ended December 31, 1996:
        U.S. Federal..................................  $   --       --     --
        State.........................................      --       --     --
                                                        ------  -------    ---
                                                            --       --     --
                                                        ======  =======    ===
      Period from August 15, 1995 through December 31,
       1995:
        U.S. Federal..................................  25,000  (25,000)    --
        State.........................................      --       --     --
                                                        ------  -------    ---
                                                        25,000  (25,000)    --
                                                        ======  =======    ===

  Following is a reconciliation of the U.S. statutory income tax rate to the Company's effective rate on loss before income taxes for the year ended December 31, 1996 and the period from August 15, 1995 through December 31, 1995:

                                                                 1996    1995
                                                                 -----   -----
      U.S. Statutory Income Tax Rate...........................   35.0 % (35.0)%
      Increase in deductible temporary differences for which no
       benefit recorded........................................     --    28.2
      Change in the beginning of the year balance of the
       valuation allowance allocated to income tax income
       expense.................................................  (35.5)     --
      Nondeductible expenses...................................     .5     6.8
                                                                 -----   -----
                                                                    --      --
                                                                 =====   =====

  The significant components of deferred income tax expense for the year ended December 31, 1996 and the period from August 15, 1995 through December 31, 1995 are as follows:

                                                              1996     1995
                                                             ------- --------
      Deferred tax benefit (exclusive of utilization of net
       operating loss carryforwards)........................      --  657,938
      Utilization of net operating loss carryforward........      --  632,938
                                                             ------- --------
                                                                  -- $(25,000)
                                                             ======= ========

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below.

                                                    DECEMBER 31,  DECEMBER 31,
                                                        1996          1995
                                                    ------------  ------------
Deferred tax assets:
Differences between book and tax basis of:
  Property and equipment........................... $     31,026       307,025
  Marketable equity securities.....................      206,621       140,156
  Contingent liabilities...........................      229,044       254,962
  Consulting agreement contracts...................      181,150       335,997
  Other............................................       59,949        70,306
Operating loss carryforwards.......................   13,523,211    12,364,772
Statutory depletion carryforward...................    5,376,361     4,943,209
AMT Tax credit carryforward........................    1,446,226     1,392,176
Investment tax credit carryforward.................      747,378     1,242,725
                                                    ------------  ------------
Total gross deferred tax assets....................   21,800,966    21,051,328
Less valuation allowance...........................  (20,729,196)  (19,461,294)
                                                    ------------  ------------
Net deferred tax assets............................    1,071,770     1,590,034
                                                    ------------  ------------
Deferred tax liability:
Differences between book and tax basis of
 investment in Pecos pipeline......................   (1,046,770)   (1,565,034)
                                                    ------------  ------------
Total gross deferred liability.....................   (1,046,770)   (1,565,034)
                                                    ------------  ------------
Net deferred tax asset............................. $     25,000        25,000
                                                    ============  ============

  The valuation allowance for deferred tax assets increased $1,267,902 for the year ended December 31, 1996 and $658,000 for the period from August 15, 1995 through December 31, 1995, which, in both years, substantially offset the change in certain deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based primarily upon the level of projections for future taxable income generated primarily by the reversal of future taxable temporary differences over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1996. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

  The following table summarizes the amounts and expiration dates of operating loss and investment tax credit carryforwards:

       OPERATING LOSS CARRYFORWARDS      INVESTMENT TAX CREDIT CARRYFORWARDS
      --------------------------------  ---------------------------------------
           AMOUNT          EXPIRES            AMOUNT              EXPIRES
      ----------------   ------------   ------------------        -------
      $      8,632,645           2003        $     558,042                1998
             4,331,292           2004               22,591                1999
             1,080,772           2005               68,171                2000
             7,093,823           2006               96,466                2001
             8,860,622           2007                2,108                2002
             4,285,746           2008
             3,224,939           2009
             1,127,906           2011
      ----------------                  ------------------
      $     38,637,745                  $          747,378
      ================                  ==================

  As a result of the August 15, 1995 business combination, the Company's annual utilization of its net operating and statutory depletion carryforwards generated prior to the business combination are limited under Internal Revenue Code Section 382. Such limitation is determined annually and is comprised of a base amount of $1,682,797 plus any recognized "built in gains" existing at August 15, 1995. Such limitation amounted to $9,100,000 in 1995 and is estimated to be $8,800,000 in 1996.

  The Company's statutory depletion carryforwards and AMT credit carryovers have no expiration date.

  As described in Note D, no provision for income taxes for La/Cal was included in the statements of operations prior to August 15, 1995 due to the tax effect of Partnership activities being the responsibility of the individual Partners.

  The Company paid income taxes of $107,237 and $0 in 1996 and 1995, respectively.

NOTE K--PATRICK PETROLEUM EMPLOYEE BENEFIT PLANS

  Patrick maintained several employee benefit plans prior to the business combination. In accordance with the business combination, each of these plans has been or is in the process of being terminated. Accordingly, the only activities of these plans subsequent to August 15, 1995 were related to their termination. At December 31, 1996, the Patrick Petroleum Corporation of Michigan Defined Benefit Plan and Trust held assets of approximately $1,700,000. The Plan is fully funded and these assets are expected to be distributed to the participants during February 1997.

NOTE L--RELATED PARTY TRANSACTIONS.

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

  The Company entered into additional transactions with Goodrich Oil Company subsequent to the business combination as more fully described below. Goodrich Oil Company is owned by Henry Goodrich who is the

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996
chairman of the Company and the father of Walter G. Goodrich, the Company's President and Chief Executive Officer.

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

  During 1996 and 1995, the Company paid Goodrich Oil Company $0 and $222,530 for the repayment of advances for business combination expenses and, $118,775 and $50,132 for general and administrative expenses. Amounts receivable from Goodrich Oil Company were $0 and $3,947 and payable to Goodrich Oil Company were $19,783 and $12,726 at December 31, 1996 and 1995.

  The Company paid $150,000 and $58,250 to the Company's Chairman, Mr. Henry Goodrich during 1996 and 1995, respectively, under a consulting agreement which expires in August, 2000.

  In connection with the business combination, Mr. Leo E. Bromberg, a partner and member of the management committee of La/Cal, received a finder's fee paid in the form of 494,131 shares of the Company's common stock. Such shares were included in the 19,765,226 shares of the Company's common stock received by the La/Cal Partners in connection with the transactions.

NOTE M--NATURAL GAS AND CRUDE OIL COST DATA AND RESULTS OF OPERATIONS

  The following reflects the Company's capitalized costs related to natural gas and oil activities at December 31, 1996 and 1995:

                                                             1996        1995
                                                          ----------- ----------
      Proved properties.................................. $17,908,303 15,271,879
      Unproved properties................................   1,221,209    990,154
                                                          ----------- ----------
                                                           19,129,512 16,262,033
      Less accumulated depreciation and depletion........   4,885,687  2,209,924
                                                          ----------- ----------
        Net property and equipment....................... $14,243,825 14,052,109
                                                          =========== ==========

  The following table reflects certain data with respect to natural gas and oil property acquisitions, exploration and development activities:

                                                  YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                 1996       1995         1994
                                              ---------- ----------    ---------
      Property acquisition costs
         Proved.............................. $    7,068 10,680,422(a) 2,112,308
        Unproved.............................    231,053    274,329           --
      Exploration costs......................  3,395,178     21,964        4,240
      Development costs......................    359,075    353,311    1,600,235

--------
(a) Properties acquired from Patrick.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

  Results of operations for natural gas and oil producing activities follow:

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                   1996       1995      1994
                                                ---------- ---------- ---------
Sales to unaffiliated customers................ $7,687,748  5,477,208 4,995,663
Production costs (lease operating expense and
 taxes)........................................  1,614,584  1,029,501   684,131
Exploration expenses...........................  1,149,240    193,159     4,240
Impairment of oil and gas properties...........         --    157,000        --
Depreciation, depletion and amortization.......  2,684,494  1,356,060 1,138,635
                                                ---------- ---------- ---------
                                                 5,448,318  2,735,720 1,827,006
                                                ---------- ---------- ---------
Results of operations (before pro forma income
 taxes in 1995 and 1994)....................... $2,239,430  2,741,488 3,168,657
                                                ==========
Pro forma income taxes (Unaudited).............               970,703 1,235,776
                                                           ---------- ---------
Pro forma results of operations (Unaudited)....            $1,770,785 1,932,881
                                                           ========== =========

  La/Cal operated as a partnership since its formation to the date of the business combination (August 15, 1995) and, accordingly, did not directly pay income taxes. Pro forma income tax expense and the results of oil and gas operations as adjusted for pro forma income taxes are reflected above for that period in order to reflect the impact of income taxes as if La/Cal had been organized as a corporation. No income taxes have been reflected above for the Company for the periods subsequent to the August 15, 1995, business combination due to its estimate that net operating loss and statutory depletion loss carryforwards will be utilized to offset future taxable income.

NOTE N--CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

  Due to the nature of the industry the Company sells its oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. Additionally, the Company receives net monthly payments from its partner, Mitchell Marketing Company, in its pipeline joint venture. Revenues from these sources as a percent of total revenues for the periods presented were as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  ----------------
                                                                  1996  1995  1994
                                                                  ----  ----  ----
      Tenneco Gas Marketing Company..............................  --    --    41%
      Seaber Corporation of Louisiana............................  35%   55%   48%
      Mobil Oil Corporation......................................  22%   16%   --
      Mitchell Marketing Company.................................  16%    9%   --

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE O--PATRICK ASSETS AND LIABILITIES ACQUIRED

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
                                                                  ------------
                                                                  $ 13,662,332
                                                                  ============

  The former common shareholders of Patrick received 19,765,226 shares of the Company's common stock and the former preferred shareholders of Patrick effectively received 1,175,000 shares of the Company's preferred stock in the business combination. As reflected in the consolidated statements of stockholders' equity, the issuance of such shares resulted in an increase in stockholders' equity of $12,573,900.

NOTE P--SALE OF INVESTMENT IN PENSKE CORPORATION

  On September 18, 1995, the Company received $9,600,000 cash as redemption of its investment in the Penske Corporation. The proceeds were used to pay down the Company's long term debt along with related accrued interest. No gain or loss resulted from the transaction.

NOTE Q--EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT

  La/Cal's General Obligation Notes were paid off in connection with the business combination and the related unamortized debt financing costs in the amount of $482,906 were charged to operations as an extraordinary item, in the third quarter of 1995.

NOTE R--PRO FORMA FINANCIAL RESULTS OF OPERATIONS (UNAUDITED)

  Selected results of operations on a pro forma basis as if the combination transactions had occurred on January 1, 1995 and January 1, 1994, respectively, are as follows:

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
     Revenues.......................................... $11,588,318 $15,836,988
     Income before extraordinary item..................   2,510,494   3,780,094
     Net income........................................   2,027,588   3,780,094
     Income applicable to common stock.................   1,377,588   2,840,094
     Income before extraordinary item per average
      common share.....................................         .04         .07
     Income per average common share................... $       .03 $       .07

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

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

NOTE S--SUBSEQUENT EVENT (UNAUDITED)

  On January 31, 1997, the Company acquired the oil and gas properties of La/Cal Energy Partners II ("La/Cal II") and certain working interest owners for a purchase price of $16.5 million ("La/Cal II Acquisition"). The purchase price was comprised of $1.5 million cash, the assumption of $7.5 million La/Cal II long-term debt and the issuance of 750,000 shares of Series B convertible preferred stock of the Company ("Series B Preferred Stock") with an aggregate liquidation value of $7.5 million. In connection with the La/Cal II Acquisition, the Company increased its borrowing base to $22.5 million and borrowed an additional $9 million to payoff La/Cal II's debt and to pay the cash portion of the purchase price. The Series B Preferred Stock rate of 8.25% per annum and each share of Series B Preferred Stock is convertible into 8.92 shares of common stock. Such shares are redeemable by the Company after January 31, 2001 at $10.00 per share.

  Selected results of operations on a pro forma basis as if the Acquisition had occurred on January 1, 1996 are as follows:

      Revenues..................................................... $14,370,000
      Net Income...................................................   1,715,000
      Earnings applicable to common stock..........................     451,000
      Earnings per average common share............................ $       .01

NOTE T--SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

  The supplemental oil and gas reserve information that follows is presented in accordance with Statement of Financial Accounting Standards No. 69 ("SFAS No. 69"), Disclosures about Oil and Gas Producing Activities. The schedules provide users with a common base for preparing estimates of future cash flows and comparing reserves among companies. Additional background information follows concerning the schedules.

  The supplemental oil and gas reserve information that follows relates to properties owned by La/Cal subsequent to formation but prior to the business combination with Patrick (year ended December 31, 1994 and period form January 1, 1995 through August 14, 1995) and properties of the combined entities subsequent to the business combination with Patrick (period from August 15, 1995 through December 31, 1995 and year ended December 31, 1996). Additionally, certain pro forma reserve information is presented as of December 31, 1996 as if the acquisition described in Note S had been completed as of December 31, 1996. All of the subject reserves are located in the continental United States.

 Schedules 1 and 2--Estimated Net Proved Oil and Gas Reserves

  The Company's reserve information related to crude oil, condensate, and natural gas liquids and natural gas was compiled based on evaluations performed by two (but primarily Coutret and Associates, Inc.) engineering firms and the Company internally for the year ended December 31, 1996, by several engineering firms and the Company internally for the year ended December 31, 1995, and by Coutret and Associates, Inc., and H. J. Gruy and Associates, Inc. for the year ended December 31, 1994.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

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

  The calculated value of proved reserves is not necessarily indicative of either fair market value or present value of future cash flows because prices, costs, and governmental policies do not remain static; appropriate discount rates may vary; and extensive judgment is required to estimate the timing of production. Other logical assumptions would likely have resulted in significantly different amounts. Average crude oil prices received for oil and the average price received by well for natural gas, effective at the end of each year, were used for this calculation, and were $23.88 per Bbl and $4.17 per Mcf, respectively as of December 31, 1996, and $17.90 per Bbl and $2.01 per Mcf, respectively as of December 31, 1995. On a pro forma basis as of December 31, 1996 such average prices were $4.07 per Mcf and $23.53 per Bbl. Oil and gas prices have subsequently declined from December 31, 1996 levels.

  No income tax effect has been provided in the amounts below as of December 31, 1994 due to the fact La/Cal was a partnership with all income taxes being the responsibility of the partners themselves.

  Schedule 3 also presents a summary of the principal reasons for change in the standard measure of discounted future net cash flows for each of the three years in the period ended December 31, 1996.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

SCHEDULE 1--ESTIMATED NET PROVED GAS RESERVES (MCF)

                                           HISTORICAL               PRO FORMA
                                ----------------------------------  ----------
                                          YEAR ENDED DECEMBER 31,
                                ----------------------------------------------
                                   1996        1995        1994        1996
                                ----------  ----------  ----------  ----------
Proved:
  Balance, beginning of period. 18,887,189  21,983,004  17,550,038
  Revisions of previous
   estimates................... (3,995,021) (5,727,528)   (702,870)
  Purchase of minerals in
   place.......................      3,594   5,324,607   4,380,429
  Extensions, discoveries, and
   other additions.............  4,961,754     375,800   3,141,537
  Production................... (1,618,090) (2,213,923) (2,386,130)
  Sales of minerals in place...    (54,688)   (854,771)         --
                                ----------  ----------  ----------
  Balance, end of period....... 18,184,738  18,887,189  21,983,004  21,495,027
                                ==========  ==========  ==========
Proved developed:
  Beginning of period.......... 13,815,905  18,839,882  13,729,911
  End of period................ 13,911,003  13,815,905  18,839,882  16,785,503

SCHEDULE 2--ESTIMATED NET PROVED OIL RESERVES (BARRELS)

                                           HISTORICAL               PRO FORMA
                                ----------------------------------  ----------
                                          YEAR ENDED DECEMBER 31,
                                ----------------------------------------------
                                   1996        1995        1994        1996
                                ----------  ----------  ----------  ----------
Proved:
  Balance, beginning of period.    940,147     523,722     209,941
  Revisions of previous
   estimates...................     44,689    (236,934)    (23,246)
  Purchase of minerals in
   place.......................         --     938,465      47,482
  Extensions, discoveries, and
   other additions.............    278,129       3,389     326,033
  Production...................   (165,673)   (102,731)    (36,488)
  Sale of minerals in place....    (47,082)   (185,764)         --
                                ----------  ----------  ----------
  Balance, end of period.......  1,050,210     940,147     523,722   2,652,114
                                ==========  ==========  ==========
Proved, developed:
  Beginning of period..........    920,557     504,908     174,641
  End of period................    969,868     920,557     504,908   2,158,609

SCHEDULE 3-- STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATED
TO PROVED OIL AND GAS RESERVES

                                           HISTORICAL               PRO FORMA
                                ----------------------------------  ----------
                                          YEAR ENDED DECEMBER 31,
                                ----------------------------------------------
                                   1996        1995        1994        1996
                                ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Future cash inflows............ $   96,668      51,615      44,878     142,112
Future production and
 development costs.............    (11,031)     (8,267)     (3,803)    (16,391)
Future income tax expense......    (13,624)     (4,150)         --     (20,462)
                                ----------  ----------  ----------  ----------
Future net cash flows..........     72,013      39,198      41,075     105,259
10% annual discount for
 estimated timing of cash
 flows.........................    (24,656)    (12,316)    (13,559)    (36,997)
                                ----------  ----------  ----------  ----------
Standardized measure of
 discounted future net cash
 flows......................... $   47,357      26,882      27,516      68,262
                                ==========  ==========  ==========  ==========

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996

  The following are the principal sources of change in the standardized measure of discounted net cash flows for the years shown:

                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                        -----------------------
                                                         1996     1995    1994
                                                        -------  ------  ------
                                                           (IN THOUSANDS)
Net changes in prices and production costs related to
 future production....................................  $24,061     829  (2,978)
Sales and transfers of oil and gas produced, net of
 production costs.....................................   (6,073) (4,448) (4,312)
Net change due to revisions in quantity estimates.....   (8,730) (8,848)   (921)
Net change due to extensions, discoveries and improved
 recovery.............................................   15,532     521   5,583
Net change due to purchase and sales of minerals-in-
 place................................................     (792) 11,090   5,105
Development costs incurred during the period..........      359      --   1,600
Net change in income taxes............................   (6,524) (3,475)     --
Accretion of discount.................................    3,036   2,752   2,143
Change in production rates (timing) and other.........     (394)    945    (137)
                                                        -------  ------  ------
                                                        $20,475    (634)  6,083
                                                        =======  ======  ======

                        GOODRICH PETROLEUM CORPORATION

                   CONSOLIDATED QUARTERLY INCOME INFORMATION
                                  (UNAUDITED)

                            FIRST     SECOND      THIRD     FOURTH
          1996             QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
          ----            ---------- ---------  ---------  ---------  ---------
Revenues................  $2,650,788 2,162,719  2,193,449  2,850,855  9,857,811
Costs and Expenses......   2,374,423 2,445,198  2,082,413  2,574,332  9,476,366
Net income (loss).......     276,365  (282,479)   111,036    276,523    381,445
Preferred stock
 dividends..............     162,230   162,190    160,190    160,190    644,800
Income (loss) applicable
 to common stock........     114,135  (444,669)   (49,154)   116,333   (263,355)
Earnings (loss) per
 average common share...  $       --      (.01)        --         --       (.01)
          1995
          ----
Revenues................  $1,133,420 1,047,620  1,549,524  2,443,848  6,174,412
Costs and expenses......     675,368   568,837  1,295,987  2,496,909  5,037,101
Income before
 extraordinary item.....     458,052   478,783    253,537    (53,061) 1,137,311
Extraordinary item--
 early extinguishment of
 debt...................          --        --    482,906         --    482,906
Net income (loss).......     458,052   478,783   (229,369)   (53,061)   654,405
Preferred stock
 dividends..............                          107,960    146,972    254,932
Income (loss) applicable
 to common stock........     458,052   478,783   (337,329)  (200,033)   399,473
Earnings (loss) per
 average common share...           *         *          *  $     (-)          *

--------
* Earnings per share information not presented due to the entity not being in corporate form during the applicable periods. See pro forma presentation of earnings per share in the statement of operations.

  As noted in Note C to the consolidated financial statements, the Company's operational financial results reflect the operations solely of La/Cal for the periods prior to August 15, 1995, whereas such results reflect the operations of the combined entities for the periods subsequent to August 15, 1995. Accordingly, the fourth quarter of 1995 amounts for revenues and costs and expenses reflect the operations of the combined entities where as such amounts for the third quarter of 1995 reflect the operations solely of La/Cal from July 1 through August 14, 1995 plus the operations of the combined entities from August 15, 1995 through September 30, 1995.

  The Company's quarterly revenues and costs and expenses since August 15, 1995 are impacted by the fact that the Company's pipeline joint venture contract requires higher revenue payments in November through March versus April through October. Accordingly, the Company records the revenues as earned and matches related amortization with such revenues. Related revenue and amortization amounts for the fourth quarter of 1995 and the first, second, third and fourth quarters of 1996 were approximately $459,000, $582,000, $244,000, $267,000 and $445,000 and $289,000, $392,000 $174,000, $174,000 and
$319,000 respectively.

  The second quarter 1996 cost and expense amount contains costs amounting to $438,000 related to dry holes during the quarter. The fourth quarter 1996 cost and expense amount contains $244,000 in accelerated depletion on three wells.

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

  *

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  *

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  *

  *Reference is made to information under the captions "Election of Directors", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management", and "Certain Relationships and Related Transactions", in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1.Financial Statements

                                                                        PAGE
                                                                        -----
     The following consolidated financial statements of Goodrich
      Petroleum Corporation are included in Part II, Item 8:
     Independent Auditors' Report......................................  32
     Consolidated Balance Sheets--December 31, 1996 and 1995........... 33-34
     Consolidated Statements of Operations--Years ended December 31,
      1996, 1995 and 1994..............................................  35
     Consolidated Statements of Cash Flows--Years ended December 31,
      1996, 1995 and 1994..............................................  36
     Consolidated Statements of Stockholders' Equity--Years ended
      December 31, 1996, 1995 and 1994.................................  37
     Notes to Consolidated Financial Statements--Years ended December
      31, 1996, 1995 and 1994.......................................... 38-54
     Consolidated Quarterly Income Information (Unaudited).............  55

  2.Financial Statement Schedules

      The schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the footnotes to the financial statements.

(b)Reports on Form 8-K

  None

(c)Exhibits

  2.  Exchange Agreement between La/Cal Energy Partners II and Certain Other
      Parties Named Herein, Goodrich Acquisition II, Inc. and Goodrich
      Petroleum Corporation (Incorporated by reference to Exhibit 2 of the Company's Report on Form 8-K dated October 22, 1996)
  3. (i) Amended and Restated Certificate of Incorporation of the Company dated August 15, 1995, and filed with the Secretary of State of the State of Delaware on August 15, 1995 (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report filed on Form 10-Q for the three months ended September 30, 1995).
      (ii)Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report filed on Form
      10-Q for the three months ended September 30, 1995).
  4.1 Credit Agreement between Goodrich Petroleum Company of Louisiana and
      Compass Bank-Houston dated August 15, 1995 and First Amendment thereto dated December 15, 1995. (Incorporated by reference to Exhibit 4.1 of the Company's Annual Report filed on Form 10-K for the year ended December
      31, 1995)
  4.2 Second Amendment to Credit Agreement between Goodrich Petroleum Company of Louisiana and Compass Bank dated June 1, 1996 (Incorporated by reference to Exhibit 4 of the Company's Quarterly report filed on Form
      10-Q for the three months ended June 30, 1996.)
  4.3 Third Amendment to Credit Agreement between Goodrich Petroleum Company of
      Louisiana, GPC, Inc. of Louisiana and Compass Bank dated January 31,
      1997.
  4.4 Specimen Common Stock Certificate. (Incorporated by reference to Exhibit
      4.6 of the Company's Registration Statement filed February 20, 1996 on
      Form S-8 (File No. 33-01077)).
  4.5 Certificate of Designations of Series B Convertible Preferred Stock of
      Goodrich Petroleum Corporation.
 10.1 Goodrich Petroleum Corporation 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement filed
      June 13, 1995 on Form S-4 (File No. 33-58631)).

 10.2  Goodrich Petroleum Corporation 1995 Nonemployee Director Stock Option
       Plan (Incorporated by reference to Exhibit 10.22 to the Company's
       Registration Statement filed June 13, 1995 on Form S-4 (File 33-58631)).
 10.3  Patrick Petroleum Company 1993 Stock Option Plan (Incorporated by
       reference to Exhibit 10.11 to the Company's Registration Statement filed
       June 13, 1995 on Form S-4 (File No. 33-58631)).
 10.4  Form of Joint Participation Agreement between the Company and Goodrich
       Oil Company (Incorporated by reference to Exhibit 10.18 to the Company's
       Registration Statement filed June 13, 1993 on Form S-4 (File No. 33-
       58631)).
 10.5  Form of Marketing Agreement between the Company and Natural Gas
       Ventures, L.L.C. (Incorporated by reference to Exhibit 10.19 to the
       Company's Registration Statement filed June 13, 1993 on Form S-4 (File
       No. 33-58631)).
 10.6  Natural Gas Marketing Joint Venture Agreement between Seaber Corporation and Natural Gas Ventures, L.L.C. (Incorporated by reference to Exhibit
       10.20 to the Company's Registration Statement filed
       June 13, 1993 on Form S-4 (File No. 33-58631)).
 10.7  Form of Consulting Services Agreement between the Company and Henry
       Goodrich (Incorporated by reference to Exhibit 10.23 to the Company's
       Registration Statement filed June 13, 1993 on Form S-4 (File No. 33-
       58631)).
 10.8  Form of Employment Agreement between the Company and Walter G. Goodrich
       (Incorporated by reference to Exhibit 10.24 to the Company's
       Registration Statement filed June 13, 1993 on Form S-4 (File No. 33-
       58631)).
 10.9  Consulting Agreement with U.E. Patrick (Incorporated by reference to
       Exhibit 10.25 to the Company's Registration Statement filed June 13,
       1993 on Form S-4 (File No. 33-58631)).
 10.10 Consulting Services Agreement between Leo E. Bromberg and Goodrich
       Petroleum Corporation (Incorporated by reference to Exhibit 10.1 to the
       Company's Quarterly Report filed on Form 10-Q for the three months ended
       September 30, 1995).
 21    Subsidiaries of the Registrant
 23    Consent of KPMG Peat Marwick LLP
 27    Financial Data Schedule, included elsewhere herein

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          GOODRICH PETROLEUM CORPORATION

                                          (Registrant)

                                                 /s/ Walter G. Goodrich
Date: March 20, 1997                      By:__________________________________
                                             Walter G. Goodrich, President,
                                             Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Date: March 20, 1997

                 SIGNATURE                                     TITLE
                 ---------                                     -----
        /s/ Walter G. Goodrich
-------------------------------------------
            Walter G. Goodrich              Chief Executive Officer and Director
                                             (Principal Executive Officer)
        /s/ Roland L. Frautschi
-------------------------------------------
            Roland L. Frautschi             Senior Vice President, Treasurer and Chief
                                             Financial Officer (Principal Financial
                                             Officer)
      /s/ Glynn E. Williams, Jr.
-------------------------------------------
          Glynn E. Williams, Jr.            Vice President (Principal Accounting
                                             Officer)

           /s/ Sheldon Appel
-------------------------------------------
               Sheldon Appel                Director
          /s/ Basil M. Briggs
-------------------------------------------
              Basil M. Briggs               Director
      /s/ Benjamin F. Edwards, II
-------------------------------------------
          Benjamin F. Edwards, II           Director
          /s/ Henry Goodrich
-------------------------------------------
              Henry Goodrich                Director
-------------------------------------------
             James R. Jenkins               Director
-------------------------------------------
               Wayne G. Kees                Director
-------------------------------------------
              John C. Napley                Director
         /s/ J. Michael Watts
-------------------------------------------
             J. Michael Watts               Director

-------------------------------------------
            Arthur A. Seeligson             Director