Form 10-Q
period 1997-03-31
GOODRICH PETROLEUM CORP
filed 1997-05-12
CIK 943861

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended       MARCH 31, 1997
                                     --------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from _____________________ to ____________________

Commission File Number:               1-7940
                        ----------------------------------------------------

                        GOODRICH PETROLEUM CORPORATION
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                    76-0466913
----------------------------------------------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer ID. No.)
  or organization)


5847 SAN FELIPE, SUITE 700, HOUSTON, TEXAS                      77057
----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                (713) 780-9494
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [ X ] Yes     [   ] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common shares outstanding as of April 30, 1997:  41,804,510

                        GOODRICH PETROLEUM CORPORATION
                                   FORM 10-Q
                                MARCH 31, 1997
                                     INDEX
                                                             PAGE NO.
                                                             --------


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Balance Sheets
   March 31, 1997 (Unaudited) and December 31, 1996..........  3-4

Consolidated Statements of Operations (Unaudited)
   Three Months Ended March 31, 1997 and 1996................    5

Consolidated Statements of Cash Flows (Unaudited)
   Three Months Ended March 31, 1997 and 1996................    6

Consolidated Statements of Stockholders' Equity (Unaudited)
   Three Months Ended March 31, 1997 and 1996................    7

Notes to Consolidated Financial Statements...................  8-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.                         10


                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

ITEM 2.  CHANGES IN SECURITIES.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                            March 31,    December 31,
                                                              1997             1996
                                                           -----------     ------------
                                                           (Unaudited)

               ASSETS

CURRENT ASSETS
  Cash and cash equivalents...........................  $   1,200,493   $      344,551
  Marketable equity securities........................        675,200          569,700
  Accounts receivable
   Trade and other, net of allowance..................        448,978          744,221
   Accrued oil and gas revenue........................      1,995,223        1,482,503
   Accrued pipeline joint venture.....................        732,000          532,000
  Prepaid insurance...................................        181,034          235,578
  Other...............................................          2,868            4,888
                                                           ----------      -----------
      Total current assets............................      5,235,796        3,913,441
                                                           ----------      -----------


PROPERTY AND EQUIPMENT
  Oil and gas properties (successful efforts method)..     36,353,357       19,129,512
  Furniture, fixtures and equipment...................        156,842          107,056
                                                           ----------      -----------
                                                           36,510,199       19,236,568
  Less accumulated depletion, depreciation
   and amortization...................................     (5,784,656)      (4,918,856)
                                                           ----------      -----------
      Net property and equipment......................     30,725,543       14,317,712
                                                           ----------      -----------

OTHER ASSETS
  Investment in pipeline joint venture, net...........      3,224,254        3,616,360
  Deferred charges and other investments..............        295,980          551,471
                                                           ----------      -----------
                                                            3,520,234        4,167,831
                                                           ----------      -----------

          TOTAL ASSETS................................  $  39,481,573      $22,398,984
                                                           ==========      ===========



                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)

                                                                      March 31,    December 31,
                                                                        1997            1996
                                                                     -----------     -----------
                                                                     (Unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable......................................          $   1,483,809   $   1,108,534
  Accrued liabilities...................................              2,703,161       1,994,730
                                                                     ----------      ----------
      Total current liabilities.........................              4,186,970       3,103,264
                                                                     ----------      ----------

LONG TERM DEBT..........................................             18,000,000      10,000,000

OTHER LIABILITIES.......................................                 80,260         160,520

STOCKHOLDERS' EQUITY
  Series A preferred stock, par value $1.00 per
      share; authorized 10,000,000 shares;
      issued 801,149 (liquidation preference
      $10 per share, aggregating to $8,011,490).........                801,149         801,149
  Series B preferred stock, par value $1.00 per
      share; authorized 10,000,000 shares; issued
      750,000 (liquidation preference $10 per
      share, aggregating to $7,500,000).................                750,000             ---
  Common stock, par value - $0.20 per share;
      authorized 100,000,000 shares; issued
      and outstanding 41,804,510........................              8,360,902       8,360,902
  Additional paid-in capital............................              7,809,493       1,059,493
  Accumulated deficit...................................               (422,801)       (896,444)
  Unrealized loss on marketable equity securities.......                (84,400)       (189,900)
                                                                     ----------      ----------
      Total stockholders' equity........................             17,214,343       9,135,200
                                                                     ----------      ----------

      TOTAL LIABILITIES AND STOCK-
          HOLDERS' EQUITY...............................          $  39,481,573   $  22,398,984
                                                                     ==========     ===========


                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                                 1997        1996
                                                              ----------  ----------
REVENUES
 Oil and gas sales.............................            $   2,883,133   1,902,881
 Pipeline joint venture........................                  550,510     582,310
 Other.........................................                  163,776     165,597
                                                              ----------  ----------
  Total revenues...............................                3,597,419   2,650,788
                                                              ----------  ----------

EXPENSES
 Lease operating expense and production taxes..                  552,841     328,092
 Depletion, depreciation and amortization......                1,291,715   1,093,205
 Exploration...................................                  136,412     218,017
 Interest expense..............................                  319,712     206,831
 General and administrative....................                  559,781     528,278
                                                              ----------  ----------
  Total costs and expenses.....................                2,860,461   2,374,423
                                                              ----------  ----------

INCOME BEFORE INCOME TAXES.....................                  736,958     276,365
 Income taxes..................................                      ---         ---
                                                              ----------  ----------

NET INCOME.....................................                  736,958     276,365

 Preferred stock dividends.....................                  263,315     162,230
                                                              ----------  ----------

EARNINGS APPLICABLE TO
 COMMON STOCK..................................            $     473,643     114,135
                                                              ==========  ==========

EARNINGS PER AVERAGE
 COMMON SHARE..................................            $         .01         ---
                                                              ==========  ==========

AVERAGE COMMON SHARES
 OUTSTANDING...................................               41,804,510  41,804,510
                                                              ==========  ==========




                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                Three Months
                                                                               Ended March 31,
                                                                       ----------------------------
                                                                           1997            1996
                                                                       -------------   ------------

OPERATING ACTIVITIES
  Net income.........................................                    $   736,958     276,365
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion, depreciation and amortization.......                      1,291,715   1,093,205
      Amortization of leasehold costs................                         57,204      40,688
      Amortization of deferred debt financing costs..                         16,616      19,998
      Gain on sale of oil and gas properties.........                            (18)    (44,123)
      Capital expenditures charged to income.........                            ---     177,329
      Payment of contingent liability................                        (76,268)        ---
      Payment of other liabilities...................                        (80,260)   (104,579)
                                                                         -----------   ---------
                                                                           1,945,947   1,458,883
  Changes in current assets and liabilities:
      Accounts receivable............................                        610,690    (329,428)
      Prepaid insurance and other....................                         56,564      62,464
      Accounts payable...............................                        375,275     135,902
      Accrued liabilities............................                        654,238    (499,287)
                                                                         -----------   ---------
          Net cash provided by operating activities..                      3,642,714     828,534
                                                                         -----------   ---------

INVESTING ACTIVITIES
  Proceeds from sales of oil and gas properties......                        370,000     274,500
  Capital expenditures...............................                     (1,642,917)   (911,146)
  Cash paid in connection with business combination..                     (9,250,540)        ---
  Other..............................................                            ---      55,952
                                                                         -----------   ---------
          Net cash provided by
            (used in) investing activities...........                    (10,523,457)   (580,694)
                                                                         -----------   ---------

FINANCING ACTIVITIES
  Proceeds from bank borrowings......................                      9,000,000         ---
  Principal payments of bank borrowings..............                     (1,000,000)        ---
  Payment of debt financing costs....................                            ---      (8,582)
  Preferred stock dividends..........................                       (263,315)   (162,230)
                                                                         -----------   ---------
          Net cash provided by
            (used in) financing activities...........                      7,736,685    (170,812)
                                                                         -----------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS............                        855,942      77,028

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................................                        344,551     613,450
                                                                         -----------   ---------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD......................................                    $ 1,200,493     690,478
                                                                         ===========   =========

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                   Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                     Series A               Series B
                                 Preferred Stock         Preferred Stock          Common Stock
                              ---------------------   ---------------------    ---------------------   Additional
                                Number                 Number                  Number                    Paid-in     Accumulated
                              of Shares   Par Value   of shares   Par Value   of shares    Par Value     Capital       Deficit
                              ---------  ----------   ---------   ---------   ---------    ---------   ----------    -----------
BALANCE AT DECEMBER 31,
 1995........................   734,859  $  734,859        ---          ---  41,804,510  $ 8,360,902    $1,200,140   $  (633,089)

Net income...................       ---         ---        ---          ---         ---          ---           ---       276,365

Unrealized appreciation of
 marketable securities
 available  for sale.........       ---         ---        ---          ---         ---          ---           ---           ---

Preferred stock dividends....       ---         ---        ---          ---         ---          ---           ---      (162,230)

Reinstatement of preferred
 stock under appraisal
 rights......................    76,290      76,290        ---          ---         ---          ---       (76,290)          ---
                              ---------  ----------  ---------   ----------  ----------   ----------    ----------   -----------
BALANCE AT MARCH 31, 1996....   811,149     811,149        ---          ---  41,804,510    8,360,902     1,123,850      (518,954)
                              =========  ==========  =========   ==========  ==========   ==========    ==========   ===========

BALANCE AT DECEMBER 31,
 1996........................   801,149     801,149        ---          ---  41,804,510    8,360,902     1,059,493      (896,444)

Net income...................       ---         ---        ---          ---         ---          ---           ---       736,958

Unrealized appreciation of
 marketable securities
 available for sale..........       ---         ---        ---          ---         ---          ---           ---           ---

Preferred stock dividends....       ---         ---        ---          ---         ---          ---           ---      (263,315)

Issuance of Series B
Preferred Stock..............       ---         ---    750,000      750,000         ---          ---     6,750,000           ---
                              ---------  ----------  ---------   ----------  ----------   ----------    ----------   -----------
BALANCE AT MARCH 31, 1997....   801,149  $  801,149    750,000   $  750,000  41,804,510   $8,360,902    $7,809,493   $  (422,801)
                              =========  ==========  =========   ==========  ==========   ==========    ==========   ===========

                                      Unrealized
                                    Gain (Loss) on          Total
                                     Marketable         Stockholders'
                                  Equity Securities        Equity
                                  -----------------     ------------
BALANCE AT DECEMBER 31,
 1995........................                   ---     $  9,662,812

Net income...................                   ---          276,365

Unrealized appreciation of
 marketable securities
 available  for sale.........               210,300          210,300

Preferred stock dividends....                   ---         (162,230)

Reinstatement of preferred
 stock under appraisal
 rights......................                   ---              ---
                                        -----------     ------------
BALANCE AT MARCH 31, 1996....               210,300        9,987,247
                                        ===========     ============
BALANCE AT DECEMBER 31,
 1996........................              (189,900)       9,135,200

Net income...................                   ---          736,958

Unrealized appreciation of
 marketable securities
 available for sale..........               105,500          105,500

Preferred stock dividends....                   ---         (263,315)

Issuance of Series B
 Preferred Stock.............                   ---        7,500,000
                                        -----------     ------------
BALANCE AT MARCH 31, 1997....           $   (84,400)    $ 17,214,343
                                        ===========     ============

                See notes to consolidated financial statements.

                  GOODRICH PETROLEUM CORPORATION SUBSIDIARIES
                    NOTES CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996


NOTE A - BASIS OF PRESENTATION


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The financial statements and footnotes included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996.

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE B - ACQUISITION OF OIL AND GAS PROPERTIES

On January 31, 1997, the Company acquired the oil and gas properties of La/Cal Energy Partners II ("La/Cal II") and certain working interest owners for a purchase price of $16.5 million ("La/Cal II Acquisition"). The purchase price was comprised of $1.5 million cash, the assumption of $7.5 million La/Cal II long-term debt and the issuance of 750,000 shares of Series B convertible preferred stock of the Company ("Series B Preferred Stock") with an aggregate liquidation value of $7.5 million. In connection with the La/Cal II Acquisition, the Company's borrowing base was increased to $22.5 million and the Company borrowed an additional $9 million under its bank credit facility, which was used to repay $7.5 million of La/Cal II debt and to pay the $1.5 million cash portion of the purchase price. The Series B Preferred Stock has a dividend rate of 8.25% per annum and each share of Series B Preferred Stock is convertible into 8.92 shares of common stock. Such shares are redeemable by the Company after January 31, 2001 at $10.00 per share

NOTE C - COMMITMENTS AND CONTINGENCIES

The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The PRPs have estimated that the remaining cost of long-term clean-up of the site will be approximately $3.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of March 31, 1997, the Company has paid approximately $211,000 in costs related to this matter and accrued an additional $199,000 for the remaining liability. The EPA and PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. These costs have not been discounted to their present value. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability for costs related to the clean-up of the site is borne jointly and severally among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently accrued for this liability.

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

NOTE D - INCOME TAXES

No provision for income taxes has been recorded for the Company due to its ability to utilize net operating loss carryforwards to offset financial taxable income.

NOTE E - PRO FORMA FINANCIAL RESULTS OF OPERATIONS

Selected results of operations on a pro forma basis as if the acquisition transactions had occurred on January 1, 1997 for the three months ended March 31, 1997 and January 1, 1996 for the three months ended March 31, 1996.

                             For the three months ended  For the three months ended
                                   March 31, 1997              March 31, 1996
                             --------------------------  --------------------------

     Revenues..............                  $4,118,525                   3,672,052
     Net income............                     971,443                     535,819
     Income applicable to
        common stock.......                     656,565                     218,900
     Income per average
        common share.......                  $      .02                         .01

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


1997 Acquisition


On January 31, 1997, the Company acquired the oil and gas properties of La/Cal Energy Partners II ("La/Cal II") and certain working interest owners (the "La/Cal II Properties") for a purchase price of $16.5 million ("La/Cal II Acquisition"). The purchase price was comprised of $1.5 million cash, the assumption of $7.5 million La/Cal II long-term debt and the issuance of 750,000 shares of Series B convertible preferred stock of the Company ("Series B Preferred Stock") with an aggregate liquidation value of $7.5 million. In connection with the La/Cal II Acquisition, the Company's borrowing base was increased to $22.5 million and the Company borrowed an additional $9 million under its bank credit facility, which was used to repay $7.5 million of La/Cal II debt and to pay the $1.5 million cash portion of the purchase price. The Series B Preferred Stock has a dividend rate of 8.25% per annum and each share of Series B Preferred Stock is convertible into 8.92 shares of common stock. Such shares are redeemable by the Company after January 31, 2001 at $10.00 per share.

Changes in Results of Operations


   Three months ended March 31, 1997 versus three months ended March 31,1996

Total revenues for the three months ended March 31, 1997 amounted to $3,597,000 and were $946,000 higher than the $2,651,000 for the three months ended March 31, 1996. Oil and gas sales were $980,000 higher due primarily to increased oil production as a result of the La/Cal II Acquisition (effective January 31, 1997) and to a lesser extent increased oil and gas sales from the Company's other properties.

The following table reflects the production volumes and pricing information for the periods presented.

                         Three months               Three months
                     ended March 31, 1997       ended March 31, 1996
                   -------------------------  -------------------------
                   Production  Average Price  Production  Average Price
                   ----------  -------------  ----------  -------------

     Gas (Mcf)...     587,878         $ 2.55     410,776         $ 2.46
     Oil (Bbls)..      66,357          20.90      47,344          18.83

Lease operating expense and production taxes were $553,000 for the three months ended March 31, 1997, versus $328,000 for the three months ended March 31, 1996, or $225,000 higher due primarily to the addition of the La/Cal II Properties. Depletion, deprecation and amortization was $1,292,000 for the three months ended March 31, 1997, versus $1,093,000 for the three months ended March 31, 1996, or $199,000 higher than the first quarter of 1996 due primarily to the addition of the La/Cal II Properties. The Company incurred $136,000 of exploration expense in the first quarter of 1997, versus $218,000 in the first quarter of 1996, or $82,000 lower partially due to dry hole costs of $31,000 in the first quarter of 1996.

Interest expense was $320,000 in the three months ended March 31, 1997 compared to $207,000 in the first quarter of 1996 due to the Company borrowing $9,000,000 on January 31, 1997 in connection with the La/Cal II Acquisition, resulting in higher average debt outstanding.

General and administrative expenses amounted to $560,000 in the three months ended March 31, 1997 versus $528,000 in the first quarter of 1996.

The Company's preferred stock dividends amounted to $263,000 for the three months ended March 31, 1997. The increase is due to dividends paid on the Company's Series B Preferred Stock issued on January 31, 1997 in connection with the La/Cal II Acquisition, compared to $162,000 for the prior year related to the Series A preferred stock only.


Liquidity and Capital Resources

Net cash provided by operating activities was $3,643,000 in the three months ended March 31, 1997 compared to $829,000 in the three months ended March 31, 1996. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

Net cash used in investing activities totaled $10,523,000 for the first quarter of 1997 compared to $581,000 net cash provided by investing activities in 1996. The three months ended March 31, 1997 reflects $9,251,000 cash paid in connection with the La/Cal II Acquisition and $1,643,000 in capital expenditures offset by $370,000 in proceeds from the sale of certain oil and gas properties located in Montana. The three months ended March 31, 1996 reflects $911,000 in capital expenditures offset by $275,000 in proceeds from the sale of certain oil and gas properties in Montana and North Dakota.

Net cash provided by financing activities was $7,737,000 for the current period as compared to net cash used in financing activities of $171,000 in the prior year period. The 1997 amount included the borrowing of $9,000,000 by the Company under its line of credit which was used to payoff the debt assumed from La/Cal II and pay the cash portion of the purchase price. Additionally, the Company paid down $1,000,000 under this line of credit in the first quarter of 1997. The current period also includes preferred dividends of $263,000, whereas the first quarter of 1996 consists of preferred stock dividends of $162,000.

The Company has a credit facility with a bank which provides for a total borrowing base determined by the bank every six months based in part, on the Company's oil and gas reserve information. Such borrowing base is currently $22,500,000. The maturity date for all amounts drawn under the bank credit facility is June 1, 1998. Interest is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 2%. Interest rates are set on specific draws for one, two, three or six month periods, also at the option of the Company. The Company's credit facility requires that minimum net worth and debt service ratios be maintained by the Company. Accordingly, the Company had $2,300,000 available for the payment of dividends at March 31, 1997. The amount outstanding under this facility as of March 31, 1997 was $18,000,000.

The Company had $1,643,000 in capital expenditures in the three months ended March 31, 1997. The Company plans to incur capital expenditures in the amount of approximately $5,900,000 in the remainder of 1997. The Company expects to fund such expenditures from operating cash flows.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

       None

Item 2.  Changes in Securities.

       None

Item 3.  Defaults Upon Senior Securities.

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information.

       Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits

          27 - Financial Data Schedule

       (b)  Reports on Form 8-K

            Form 8-K as of January 31, 1997 reporting the completion of the Company's acquisition of the oil and gas properties of La/Cal Energy Partners II and certain working interest owners. Financial statements filed with the Form 8-K were:

            Financial Statements of Business Acquired

            La/Cal Energy Partners II
            -------------------------
             Independent Auditors' Report

               Balance Sheets at September 30, 1996 (Unaudited) and December
                31, 1995 Statements of Operations for the nine months ended September 30, 1996 (Unaudited) and the period from July 7, 1995 (Inception) through December 31, 1995

               Statements of Partners' Capital (Deficit) for the nine months ended September 30, 1996 (Unaudited) and the period from July 7, 1995 (Inception) through December 31, 1995

               Notes to Financial Statements
                Supplemental Oil and Gas Reserve Information for the years ended December 31, 1995, 1994 and 1993 (Unaudited)

           Properties Contributed to La/Cal Energy Partners II
           -------------------------------------------------------
            Independent Auditors' Report
            Statements of Revenues and Direct Operating Expenses for the period from January 1, 1995 through July 7, 1995

          Smythe 35-1, Hebert #1 and Warmister #1
          ---------------------------------------
            Combining Statement of Revenues and Director Operating Expenses for
              the nine months ended September 30, 1996 (Unaudited)
             Independent Auditors' Report
            Combining Statements of Revenue and Direct Operating Expenses for
              the year ended December 31, 1995

          Pro Forma Financial Information
          -------------------------------
             Unaudited Pro Forma Condensed Balance Sheet as of September 30,
            1996

            Unaudited Pro Forma Condensed Statements of Operations for the nine months ended September 30, 1996 and for the year ended December 31, 1995

            Unaudited Pro Forma Condensed Statements of Cash Flows for the nine months ended September 30, 1996 and for the year ended December 31, 1995

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           GOODRICH PETROLEUM CORPORATION
                                                (registrant)


     May 12, 1997                           /s/ Walter G. Goodrich
-------------------------                  -----------------------------------
         Date                               Walter G. Goodrich, President and
                                                Chief Executive Officer

     May 12, 1997                           /s/ Roland L. Frautschi
-------------------------                  -----------------------------------
         Date                               Roland L. Frautschi, Senior Vice
                                             President, Chief Financial Officer
                                                       and Treasurer