Form 10-Q
period 1997-06-30
GOODRICH PETROLEUM CORP
filed 1997-08-12
CIK 943861

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended       JUNE 30, 1997

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT 1934

For the transition period from            to

Commission File Number:               1-7940

                        GOODRICH PETROLEUM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                        76-0466913
--------------------------------------------------------------------------------
(State or other jurisdiction of                   ( I.R.S. Employer ID. No.)
incorporation or organization)


5847 SAN FELIPE, SUITE 700, HOUSTON, TEXAS                    77057
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common shares outstanding as of July 31, 1997:  41,859,222

                        GOODRICH PETROLEUM CORPORATION
                                   FORM 10-Q
                                 June 30, 1997
                                     INDEX

                                                                       Page No.
                                                                       --------

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Balance Sheets
   June 30, 1997 (Unaudited) and December 31, 1996..................     3-4

Consolidated Statements of Operations (Unaudited)
   Six Months Ended June 30, 1997 and 1996..........................       5

   Three Months Ended June 30, 1997 and 1996........................       6

Consolidated Statements of Cash Flows (Unaudited)
   Six Months Ended June 30, 1997 and 1996..........................       7

Consolidated Statements of Stockholders' Equity (Unaudited)
   Six Months Ended June 30, 1997 and 1996..........................       8

Notes to Consolidated Financial Statements..........................       9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS..............................      11


                         PART II - OTHER INFORMATION                      15


ITEM 1.  LEGAL PROCEEDINGS.

ITEM 2.  CHANGES IN SECURITIES.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            June 30,     December 31,
                                                              1997             1996
                                                           -----------     ------------
                                                           (Unaudited)

               ASSETS

CURRENT ASSETS
  Cash and cash equivalents...........................    $   333,476      $   344,551
  Marketable equity securities........................        633,000          569,700
  Accounts receivable
   Trade and other, net of allowance..................      1,584,771          744,221
   Accrued oil and gas revenue........................      1,801,074        1,482,503
   Accrued pipeline joint venture.....................        432,000          532,000
  Prepaid insurance...................................        124,404          235,578
  Other...............................................         15,848            4,888
                                                          -----------      -----------
      Total current assets............................      4,924,573        3,913,441
                                                          -----------      -----------


PROPERTY AND EQUIPMENT
  Oil and gas properties (successful efforts method)..     37,783,799       19,129,512
  Furniture, fixtures and equipment...................        161,277          107,056
                                                          -----------      -----------
                                                           37,945,076       19,236,568
  Less accumulated depletion, depreciation
   and amortization...................................     (6,698,859)      (4,918,856)
                                                          -----------      -----------
      Net property and equipment......................     31,246,217       14,317,712
                                                          -----------      -----------

OTHER ASSETS
  Investment in pipeline joint venture, net...........      3,049,984        3,616,360
  Deferred charges and other investments..............        280,406          551,471
                                                          -----------      -----------
                                                            3,330,390        4,167,831
                                                          -----------      -----------

          TOTAL ASSETS................................    $39,501,180      $22,398,984
                                                          ===========      ===========



                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                             June 30,     December 31,
                                                              1997            1996
                                                          -----------     -----------
                                                          (Unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable......................................  $ 1,825,802     $ 1,108,534
  Accrued liabilities...................................    2,773,262       1,994,730
                                                          -----------     -----------
      Total current liabilities.........................    4,599,064       3,103,264
                                                          -----------     -----------

LONG TERM DEBT..........................................   18,000,000      10,000,000

OTHER LIABILITIES.......................................          ---         160,520

STOCKHOLDERS' EQUITY
  Series A convertible preferred stock, par
      value $1.00 per share; authorized
      10,000,000 shares; issued and out-
      standing 797,318 and 801,149 shares
      (liquidation preference $10 per share,
      aggregating to $7,973,180 and
      $8,011,490).......................................      797,318         801,149
  Series B convertible preferred stock, par
      value $1.00 per share; authorized
      10,000,000 shares; issued and out-
      standing 750,000 shares (liquidation
      preference $10 per share, aggregating
      to $7,500,000)....................................      750,000             ---
  Common stock, par value - $0.20 per
      share; authorized 100,000,000 shares;
      issued and outstanding 41,859,222
      and 41,804,510 shares.............................    8,371,845       8,360,902
  Additional paid-in capital............................    7,827,381       1,059,493
  Accumulated deficit...................................     (717,828)       (896,444)
  Unrealized loss on marketable equity securities.......     (126,600)       (189,900)
                                                          -----------     -----------
      Total stockholders' equity........................   16,902,116       9,135,200
                                                          -----------     -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $39,501,180     $22,398,984
                                                          ===========     ===========

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Six Months Ended
                                                        June 30,
                                                 -----------------------
                                                     1997        1996
                                                 -----------  ----------
REVENUES
 Oil and gas sales.............................  $ 5,596,188   3,783,139
 Pipeline joint venture........................      819,001     825,901
 Other.........................................      250,685     204,467
                                                 -----------  ----------
  Total revenues...............................    6,665,874   4,813,507
                                                 -----------  ----------

EXPENSES
 Lease operating expense and production taxes..    1,085,281     704,833
 Depletion, depreciation and amortization......    2,649,929   1,864,064
 Exploration...................................      399,038     764,779
 Interest expense..............................      686,196     412,533
 General and administrative....................    1,089,397   1,073,412
                                                 ----------- -----------
  Total costs and expenses.....................    5,909,841   4,819,621
                                                 ----------- -----------

INCOME (LOSS) BEFORE INCOME TAXES..............      756,033      (6,114)
 Income taxes..................................          ---         ---
                                                 ----------- -----------

NET INCOME (LOSS)..............................      756,033      (6,114)

 Preferred stock dividends.....................      577,417     324,420
                                                 ----------- -----------

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK...... $   178,616    (330,534)
                                                 =========== ===========

EARNINGS (LOSS) PER AVERAGE COMMON SHARE........ $       ---        (.01)
                                                 =========== ===========

AVERAGE COMMON SHARES OUTSTANDING...............  41,809,271  41,804,510
                                                 =========== ===========

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended
                                                         June 30,
                                                    1997         1996
                                                 -----------   ----------
REVENUES
 Oil and gas sales.............................  $ 2,713,055    1,880,258
 Pipeline joint venture........................      268,491      243,591
 Other.........................................       86,909       38,870
                                                 -----------  -----------
  Total revenues...............................    3,068,455    2,162,719
                                                 -----------  -----------

EXPENSES
 Lease operating expense and production taxes..      532,440      376,741
 Depletion, depreciation and amortization......    1,358,214      770,859
 Exploration...................................      262,626      546,762
 Interest expense..............................      366,484      205,702
 General and administrative....................      529,616      545,134
                                                 -----------  -----------
  Total costs and expenses.....................    3,049,380    2,445,198
                                                 -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES..............       19,075     (282,479)
 Income taxes..................................          ---          ---
                                                 -----------  -----------

NET INCOME (LOSS)..............................       19,075     (282,479)

 Preferred stock dividends.....................      314,102      162,190
                                                 -----------  -----------

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK.....  $  (295,027)    (444,669)
                                                 ===========  ===========

EARNINGS (LOSS) PER AVERAGE COMMON SHARE.......  $      (.01)        (.01)
                                                 ===========  ===========

AVERAGE COMMON SHARES OUTSTANDING..............   41,813,980   41,804,510
                                                 ===========   ==========


                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Six Months
                                                                           Ended June 30,
                                                                  ----------------------------
                                                                       1997           1996
                                                                  ------------     -----------

OPERATING ACTIVITIES
  Net income (loss)..................................               $    756,033       (6,114)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion, depreciation and amortization.......                  2,649,929    1,864,064
      Amortization of leasehold costs................                    116,141       88,608
      Amortization of deferred debt financing costs..                     27,694       40,347
      Gain on sale of oil and gas properties.........                        (18)     (47,123)
      Capital expenditures charged to income.........                     14,609      470,351
      Payment of contingent liability................                    (82,751)         ---
      Payment of other liabilities...................                   (160,520)    (203,305)
                                                                     -----------   ----------
                                                                       3,321,117    2,206,828
  Changes in current assets and liabilities:
      Accounts receivable............................                    (30,954)      67,766
      Prepaid insurance and other....................                    100,214      112,340
      Accounts payable...............................                    717,268       76,134
      Accrued liabilities............................                    755,821     (108,839)
                                                                     -----------   ----------
          Net cash provided by operating activities..                  4,863,466    2,354,229
                                                                     -----------   ----------

INVESTING ACTIVITIES
  Proceeds from sales of oil and gas properties......                    370,000      277,500
  Capital expenditures...............................                 (3,416,584)  (1,680,128)
  Cash paid in connection with business combination..                 (9,250,540)         ---
                                                                     -----------   ----------
          Net cash used in investing activities......                (12,297,124)  (1,402,628)
                                                                     -----------   ----------

FINANCING ACTIVITIES
  Proceeds from bank borrowings......................                  9,000,000          ---
  Principal payments of bank borrowings..............                 (1,000,000)    (750,000)
  Payment of debt financing costs....................                        ---      (10,256)
  Preferred stock dividends..........................                   (577,417)    (324,420)
                                                                     -----------   ----------
          Net cash provided by
            (used in) financing activities...........                  7,422,583   (1,084,676)
                                                                     -----------   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS............                    (11,075)    (133,075)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................................                    344,551      613,450
                                                                     -----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............               $   333,476      480,375
                                                                     ===========   ==========

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                       Series A                         Series B
                                    Preferred Stock                  Preferred Stock                      Common Stock
                             -----------------------------    -----------------------------    -----------------------------
                                 Number                           Number                           Number
                                of Shares      Par Value        of shares       Par Value        of shares        Par Value
                             ------------      -----------    -----------      ------------     ----------      -------------
BALANCE AT DECEMBER 31,
 1995......................       734,859        $734,859             ---          $    ---     41,804,510        $8,360,902
Net income.................           ---             ---             ---               ---            ---               ---
Unrealized appreciation of
 marketable securities
 available for sale........           ---             ---             ---               ---            ---               ---
Preferred stock dividends..           ---             ---             ---               ---            ---               ---
Reinstatement of preferred
 stock under appraisal
 rights....................        76,290          76,290             ---               ---            ---               ---
                                  -------         -------     -----------          --------     ----------        ----------

Balance at June 30, 1996...       811,149        $811,149             ---          $    ---     41,804,510        $8,360,902
                                  =======        ========     ===========          ========     ==========        ==========

Balance at December 31,
 1996......................       801,149        $801,149             ---          $    ---     41,804,510        $8,360,902

Net income.................           ---             ---             ---               ---            ---               ---
Unrealized appreciation of
 marketable securities
 available for sale........           ---             ---             ---               ---            ---               ---
Issuance of Series B
 Preferred Stock...........           ---             ---         750,000           750,000            ---               ---
Preferred stock dividends..           ---             ---             ---               ---            ---               ---
Conversion of preferred
 stock to common stock.....        (3,831)         (3,831)            ---               ---         23,944             4,789
Employee stock grants......           ---             ---             ---               ---         30,768             6,154
                                  -------        --------        --------          --------     ----------        ----------
Balance at June 30, 1997...       797,318        $797,318         750,000          $750,000     41,859,222        $8,371,845
                                  =======        ========        ========          ========     ==========        ==========

                                                                  UNREALIZED
                                 ADDITIONAL                     GAIN (LOSS) ON          TOTAL
                                  PAID-IN       ACCUMULATED       MARKETABLE        STOCKHOLDERS'
                                  CAPITAL         DEFICIT       EQUITY SECURITIES       EQUITY
                                 ----------     -----------     -----------------  -------------
BALANCE AT DECEMBER 31,
 1995......................      $1,200,140      $(633,089)      $     ---         $ 9,662,812
Net income.................             ---         (6,114)            ---              (6,114)
Unrealized appreciation of
 marketable securities
 available for sale........             ---            ---         126,600             126,600
Preferred stock dividends..             ---       (324,420)            ---            (324,420)
Reinstatement of preferred
 stock under appraisal
 rights....................         (76,290)           ---             ---                 ---
                                 ----------      ---------       ---------         -----------

Balance at June 30, 1996...      $1,123,850      $(963,623)      $ 126,600         $ 9,458,878
                                 ==========      =========       =========         ===========
Balance at December 31,
 1996......................      $1,059,493      $(896,444)      $(189,900)        $ 9,135,200
Net income.................             ---        756,033             ---             756,033
Unrealized appreciation of
 marketable securities
 available for sale........             ---            ---          63,300              63,300
Issuance of Series B
 Preferred Stock...........       6,750,000            ---             ---           7,500,000
Preferred stock dividends..             ---       (577,417)            ---            (577,417)
Conversion of preferred
 stock to common stock.....            (958)           ---             ---                 ---
Employee stock grants......          18,846            ---             ---              25,000
                                 ----------      ---------       ---------         -----------
Balance at June 30, 1997...      $7,827,381      $(717,828)      $(126,000)        $16,902,116
                                 ==========      =========       =========         ===========


                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1997 AND 1996


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations for the six and three months ended June 30, 1997 and 1996.

The results of operations for the six and three month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE B - ACQUISITION OF OIL AND GAS PROPERTIES


On January 31, 1997, the Company acquired the oil and gas properties of La/Cal Energy Partners II ("La/Cal II") and certain working interest owners for a purchase price of $16.5 million ("La/Cal II Acquisition"). The purchase price was comprised of $1.5 million cash, the assumption of $7.5 million of La/Cal II long-term debt and the issuance of 750,000 shares of Series B convertible preferred stock of the Company ("Series B Preferred Stock") with an aggregate liquidation value of $7.5 million. In connection with the La/Cal II Acquisition, the Company borrowed an additional $9 million under its bank credit facility, which was used to repay $7.5 million of La/Cal II debt and to pay the $1.5 million cash portion of the purchase price. The Series B Preferred Stock has a dividend rate of 8.25% per annum and each share of Series B Preferred Stock is convertible into 8.92 shares of common stock. Such shares are redeemable by the Company after January 31, 2001 at $10.00 per share.

NOTE C - COMMITMENTS AND CONTINGENCIES


The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The PRPs have estimated that the remaining cost of long-term clean-up of the site will be approximately $3.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of June 30, 1997, the Company has paid approximately $211,000 in costs related to this matter and accrued an additional $199,000 for the remaining liability. The EPA and PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. These costs have not been discounted to their present value. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability for costs related to the clean-up of the site is borne jointly and severally among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently accrued for this liability.

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

NOTE E - PRO FORMA FINANCIAL RESULTS OF OPERATIONS

Selected results of operations on a pro forma basis as if the acquisition transactions had occurred on January 1, 1997 for the six months ended June 30, 1997 and January 1, 1996 for the six months ended June 30, 1996.

                                       For the six months    For the six months
                                             ended                 ended
                                         June 30, 1997         June 30, 1996
                                       ------------------    ------------------

     Revenues.....................      $7,187,000                 6,932,000
     Net income...................         991,000                   494,000
     Income (loss) applicable to
        common stock..............         361,200                  (139,000)
     Income (loss) per average
        common share..............      $      .01                      (---)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


1997 ACQUISITION


On January 31, 1997, the Company acquired the oil and gas properties of La/Cal Energy Partners II ("La/Cal II") and certain working interest owners (the "La/Cal II Properties") for a purchase price of $16.5 million ("La/Cal II Acquisition"). The purchase price was comprised of $1.5 million cash, the assumption of $7.5 million of La/Cal II long-term debt and the issuance of 750,000 shares of Series B convertible preferred stock of the Company ("Series B Preferred Stock") with an aggregate liquidation value of $7.5 million. In connection with the La/Cal II Acquisition, the Company borrowed an additional $9 million under its bank credit facility, which was used to repay $7.5 million of La/Cal II debt and to pay the $1.5 million cash portion of the purchase price. The Series B Preferred Stock has a dividend rate of 8.25% per annum and each share of Series B Preferred Stock is convertible into 8.92 shares of common stock. Such shares are redeemable by the Company after January 31, 2001 at $10.00 per share.


CHANGES IN RESULTS OF OPERATIONS


      Six months ended June 30, 1997 versus six months ended June 30,1996

Total revenues for the six months ended June 30, 1997 amounted to $6,666,000 and were $1,852,000 higher than the $4,814,000 for the six months ended June 30, 1996. Oil and gas sales were $1,813,000 higher due substantially to increased revenues as a result of the La/Cal II Acquisition (effective January 31, 1997).

The following table reflects the production volumes and pricing information for the periods presented.

                          Six months                 Six months
                      ended June 30, 1997        ended June 30, 1996
                   -------------------------  -------------------------
                   Production  Average Price  Production  Average Price
                   ----------  -------------  ----------  -------------

     Gas (Mcf)...   1,269,607         $ 2.33     813,565         $ 2.52
     Oil (Bbls)..     138,087          19.06      87,046          19.87

Lease operating expense and production taxes were $1,085,000 for the six months ended June 30, 1997, versus $705,000 for the six months ended June 30, 1996, or $380,000 higher due primarily to the addition of the La/Cal II Properties. Depletion, deprecation and amortization was $2,650,000 for the six months ended June 30, 1997, versus $1,864,000 for the six months ended June 30, 1996, or $786,000 higher than the six months ended 1996 due substantially to the addition of the La/Cal II Properties. Included in depletion, depreciation and amortization is depletion of oil and gas properties of $2,034,000 ($.97 per Mcfe) and $1,252, 000 ($.94 per Mcfe), respectively. The 1997 amount includes $98,000 related to accelerated depletion on a well to be plugged and abandoned. The Company incurred $399,000 of exploration expense in the six months ended June 30 1997, versus $765,000 in 1996, or $366,000 lower primarily due to dry hole costs of $14,000 in the first six months of 1997 versus $470,000 in 1996.

Interest expense was $686,000 in the six months ended June 30, 1997 compared to $413,000 in the six months of 1996 due to borrowings by the Company of $9,000,000 on January 31, 1997 ($1,000,000 subsequently repaid) in connection with the La/Cal II Acquisition, resulting in higher average debt outstanding.

General and administrative expenses amounted to $1,089,000 in the six months ended June 30, 1997 versus $1,073,000 in the first half of 1996.

The Company's preferred stock dividends amounted to $578,000 for the six months ended June 30, 1997 compared to $324,000 in 1996. The increase was due to dividends paid on the Company's Series B Convertible Preferred Stock issued on January 31, 1997 in connection with the La/Cal II Acquisition.


    Three months ended June 30, 1997 versus three months ended June 30,1996

Total revenues for the three months ended June 30, 1997 amounted to $3,068,000 and were $905,000 higher than the $2,163,000 for the three months ended June 30, 1996. Oil and gas sales were $833,000 higher due primarily to increased oil and gas revenues as a result of the La/Cal II Acquisition offset, somewhat by lower prices received.

The following table reflects the production volumes and pricing information for the periods presented.

                         Three months               Three months
                      ended June 30, 1997        ended June 30, 1996
                   -------------------------  -------------------------
                   Production  Average Price  Production  Average Price
                   ----------  -------------  ----------  -------------

     Gas (Mcf)...     681,729         $ 2.15     402,789         $ 2.59
     Oil (Bbls)..      71,730          17.36      39,702          21.11

Lease operating expense and production taxes were $532,000 for the three months ended June 30, 1997, versus $377,000 for the three months ended June 30, 1996, or $155,000 higher due substantially to the addition of the La/Cal II Properties. Depletion, deprecation and amortization was $1,358,000 for the three months ended June 30, 1997, versus $771,000 for the three months ended June 30, 1996, or $587,000 higher than the second quarter of 1996 due primarily to the addition of the La/Cal II Properties. Included in depletion, depreciation and amortization is depletion of oil and gas properties of $1,160,000 ($1.04 per Mcfe) and $573,000 ($.89 per Mcfe).

The 1997 amount includes $98,000 related to accelerated depletion on a well to be plugged and abandoned. The Company incurred $263,000 of exploration expense in the second quarter of 1997, versus $547,000 in the second quarter of 1996, or $284,000 lower primarily due to dry hole costs of $418,000 in the second quarter of 1996 versus $14,000 in 1997.

Interest expense was $366,000 in the three months ended June 30, 1997 compared to $206,000 in the second quarter of 1996 due to the Company carrying an additional $8,000,000 in debt during the 1997 quarter as the result of additional borrowings in connection with the La/Cal II Acquisition, resulting in higher average debt outstanding.

General and administrative expenses amounted to $530,000 in the three months ended June 30, 1997 versus $545,000 in the second quarter of 1996.

The Company's preferred stock dividends amounted to $314,000 for the three months ended June 30, 1997 compared to $162,000 for the prior year. The increase is due to dividends paid on the Company's Series B Preferred Stock issued on January 31, 1997 in connection with the La/Cal II Acquisition.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4,765,000 in the six months ended June 30, 1997 compared to $2,422,000 in the six months ended June 30, 1996. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

Net cash used in investing activities totaled $12,198,000 for the first six months of 1997 compared to $1,470,000 in 1996. The six months ended June 30, 1997 reflects $9,251,000 cash paid in connection with the La/Cal II Acquisition and $3,318,000 in capital expenditures offset by $370,000 in proceeds from the sale of certain oil and gas properties located in Montana. The six months ended June 30, 1996 reflects $1,748,000 in capital expenditures offset by $278,000 in proceeds from the sale of certain oil and gas properties in Montana and North Dakota.

Net cash provided by financing activities was $7,422,000 for the current period as compared to net cash used in financing activities of $1,085,000 in the prior year period. The 1997 amount included the borrowing of $9,000,000 by the Company under its line of credit which was used to payoff the debt assumed in the La/Cal II Acquisition and to pay the cash portion of the purchase price. Additionally, the Company paid down $1,000,000 under this line of credit in the first quarter of 1997. The current period also includes preferred dividends of $578,000 (Series A and Series B), whereas the first quarter of 1996 consists primarily of repayments of bank borrowings of $750,000 and preferred stock dividends of $324,000 (Series A only).

The Company has a credit facility with a bank which provides for a total borrowing base determined by the bank every six months based in part, on the Company's oil and gas reserve information. Such borrowing base is currently $21,000,000. The maturity date for all amounts drawn under the bank credit facility is June 1, 2000. Interest is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 2%. Interest rates are set on specific draws for one, two, three or six month periods, also at the option of the Company. The Company's credit facility requires that minimum net worth and debt service ratios be maintained by the Company. Accordingly, the Company had $1,994,000 available for the payment of dividends at June 30, 1997. The amount outstanding under this facility as of June 30, 1997 was $18,000,000.

The Company had $3,318,000 in capital expenditures in the six months ended June 30, 1997. The Company plans to incur capital expenditures in the amount of approximately $4,000,000 in the remainder of 1997. The Company expects to fund such expenditures from operating cash flows and additional borrowings under its line of credit.


RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." The purpose of SFAS No. 128 is to simplify computation of earnings per share ("EPS") and to make the U.S. standard for computing EPS compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. The effective date for the application of SFAS No. 128 is for both interim and annual periods after December 15, 1997. Earlier application is not permitted. The Company does not expect the application of SFAS No. 128 to have a material impact on its EPS calculation.

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

ELECTION OF CLASS II DIRECTORS

                              FOR              WITHHELD

Basil M. Briggs             29,910,544          2,207,428
Henry Goodrich              29,910,544          2,207,428

Approval of the Amendment to the 1995 Goodrich Petroleum Corporation Nonemployee Directors Stock Option Plan


            FOR              AGAINST             ABSTAIN

          29,165,721         2,876,253            75,998

Ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for 1997


            FOR              AGAINST             ABSTAIN

          30,049,170         2,011,021            57,781

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



                                 GOODRICH PETROLEUM CORPORATION
                                          (registrant)



    August 8, 1997               /s/  Walter G. Goodrich
-----------------------          --------------------------------------
          Date                        Walter G. Goodrich, President
                                       and Chief Executive Officer


    August 8, 1997               /s/  Roland L. Frautschi
------------------------         --------------------------------------
          Date                            Roland L. Frautschi,
                                 Senior Vice President, Chief Financial
                                         Officer and Treasurer