Form 10-Q
period 1997-09-30
GOODRICH PETROLEUM CORP
filed 1997-11-12
CIK 943861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT 1934

For the quarterly period ended                 September 30, 1997
                                -----------------------------------------------
                                       or
[   ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT 1934

For the transition period from                        to
                               ---------------------      ----------------------
Commission File Number:                       1-7940
                         -------------------------------------------------------

                         Goodrich Petroleum Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                           76-0466913
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer ID. No.)
      incorporation or organization)

5847 San Felipe, Suite 700, Houston, Texas                    77057
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

     Common shares outstanding as of November 3, 1997: 41,859,222

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                               September 30, 1997
                                      INDEX

                                                                        Page No.
                                                                        --------

                         PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

Consolidated Balance Sheets
   September 30, 1997 (Unaudited) and December 31, 1996...............     3-4

Consolidated Statements of Operations (Unaudited)
   Nine Months Ended September 30, 1997 and 1996......................      5

   Three Months Ended September 30, 1997 and 1996.....................      6

Consolidated Statements of Cash Flows (Unaudited)
   Nine Months Ended September 30, 1997 and 1996......................      7

Consolidated Statements of Stockholders' Equity (Unaudited)
   Nine Months Ended September 30, 1997 and 1996......................      8

Notes to Consolidated Financial Statements............................      9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.                             11


                   PART II - OTHER INFORMATION                             16


Item 1.  LEGAL PROCEEDINGS.

Item 2.  CHANGES IN SECURITIES.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Item 5.  OTHER INFORMATION.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1997           1996
                                                    -------------   ------------
                                                     (Unaudited)
                        ASSETS
CURRENT ASSETS
   Cash and cash equivalents ........................ $   522,247   $   344,551
   Marketable equity securities .....................     717,400       569,700
   Accounts receivable
     Trade and other, net of allowance ..............   1,329,057       744,221
     Accrued oil and gas revenue ....................   1,824,452     1,482,503
     Accrued pipeline joint venture .................     258,000       532,000
   Prepaid insurance ................................     149,484       235,578
   Other ............................................      25,500         4,888
                                                       ----------    ----------
           Total current assets .....................   4,826,140     3,913,441
                                                       ----------    ----------

PROPERTY AND EQUIPMENT
   Oil and gas properties (successful efforts method)  39,898,104    19,129,512
   Furniture, fixtures and equipment ................     173,276       107,056
                                                       ----------   -----------
                                                       40,071,380    19,236,568
   Less accumulated depletion, depreciation
     and amortization ...............................  (7,792,865)   (4,918,856)
                                                       ----------   -----------
         Net property and equipment .................  32,278,515    14,317,712
                                                       ----------   -----------

OTHER ASSETS
   Investment in pipeline joint venture, net.........   2,875,714     3,616,360
   Deferred charges and other investments............     264,241       551,471
                                                       ----------    ----------
                                                        3,139,955     4,167,831
                                                       ----------    ----------

                TOTAL ASSETS......................... $40,244,610   $22,398,984
                                                       ==========    ==========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                                                     September 30,  December 31,
                                                         1997           1996
                                                     -------------  ------------
                                                     (Unaudited)
             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable................................ $ 3,032,827   $ 1,108,534
     Accrued liabilities.............................   1,785,564     1,994,730
                                                        ---------    ----------
           Total current liabilities.................   4,818,391     3,103,264
                                                        ---------    ----------

LONG TERM DEBT    ...................................  19,000,000    10,000,000

OTHER LIABILITIES ...................................         ---       160,520

STOCKHOLDERS' EQUITY
   Series A convertible  preferred stock, par value
      $1.00  per  share;   authorized   10,000,000
      shares;  issued and outstanding  796,318 and
      801,149 shares  (liquidation  preference $10
      per share,  aggregating  to  $7,963,180  and
      $8,011,490)....................................     796,318       801,149
   Series B convertible preferred stock, par value
      $1.00  per  share;   authorized   10,000,000
      shares;   issued  and  outstanding   750,000
      shares   (liquidation   preference  $10  per
      share, aggregating to $7,500,000)..............     750,000           ---
   Common  stock,  par  value - $0.20  per  share;
      authorized  100,000,000  shares;  issued and
      outstanding 41,859,222 and 41,804,510 shares...   8,371,845     8,360,902
   Additional paid-in capital........................   7,820,731     1,059,493
   Accumulated deficit...............................  (1,270,475)     (896,444)
   Unrealized loss on marketable equity securities...     (42,200)     (189,900)
                                                       ----------    ----------
           Total stockholders' equity................  16,426,219     9,135,200
                                                       ----------    ----------
           TOTAL LIABILITIES AND STOCK-
                  HOLDERS' EQUITY.................... $40,244,610   $22,398,984
                                                       ==========    ==========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                          1997           1996
                                                          ----           ----
REVENUES
     Oil and gas sales.............................   $ 8,342,881     5,454,441
     Pipeline joint venture........................     1,085,167     1,093,297
     Other.........................................       408,389       459,218
                                                       ----------    ----------
           Total revenues..........................     9,836,437     7,006,956
                                                       ----------    ----------

EXPENSES
     Lease operating expense and production taxes..     1,644,768     1,145,016
     Depletion, depreciation and amortization......     3,850,957     2,681,208
     Exploration...................................     1,055,160       953,095
     Interest expense..............................     1,065,148       611,447
     General and administrative....................     1,703,127     1,511,268
                                                       ----------    ----------
           Total costs and expenses................     9,319,160     6,902,034
                                                       ----------    ----------

INCOME BEFORE INCOME TAXES.........................       517,277       104,922
     Income taxes .................................           ---           ---
                                                       ----------    ----------

NET INCOME ........................................       517,277       104,922

     Preferred stock dividends.....................       891,308       484,610
                                                       ----------    ----------

LOSS APPLICABLE TO COMMON STOCK....................   $  (374,031)     (379,688)
                                                       ==========    ==========

LOSS PER AVERAGE COMMON SHARE......................          (.01)         (.01)
                                                       ==========    ==========

AVERAGE COMMON SHARES
      OUTSTANDING...................................   41,825,983    41,804,510
                                                       ==========    ==========


                See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended
                                                               September 30,
                                                          --------------------
                                                           1997          1996
                                                          --------------------
REVENUES
     Oil and gas sales.............................   $ 2,746,693     1,671,302
     Pipeline joint venture........................       266,166       267,396
     Other.........................................       157,704       254,751
                                                       ----------    ----------
           Total revenues..........................     3,170,563     2,193,449
                                                       ----------    ----------

EXPENSES
     Lease operating expense and production taxes..       559,487       440,183
     Depletion, depreciation and amortization......     1,201,028       817,144
     Exploration...................................       656,122       188,316
     Interest expense..............................       378,952       198,914
     General and administrative....................       613,730       437,856
                                                       ----------    ----------
           Total costs and expenses................     3,409,319     2,082,413
                                                       ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES..................      (238,756)      111,036
     Income taxes .................................           ---           ---
                                                       ----------    ----------

NET INCOME (LOSS)..................................      (238,756)      111,036

     Preferred stock dividends.....................       313,891       160,190
                                                       ----------    ----------

LOSS APPLICABLE TO COMMON STOCK....................   $  (552,647)      (49,154)
                                                       ==========    ==========

LOSS PER AVERAGE COMMON SHARE......................   $      (.01)          ---
                                                       ==========    ==========

AVERAGE COMMON SHARES
     OUTSTANDING  .................................    41,859,222    41,804,510
                                                       ==========    ==========

                See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Nine Months
                                                         Ended September 30,
                                                         --------------------
                                                         1997            1996
                                                         --------------------
OPERATING ACTIVITIES
  Net income....................................... $    517,277        104,922
  Adjustments to reconcile net income to
     net cash provided by operating activities:
    Depletion, depreciation and amortization.......    3,850,957      2,681,208
    Amortization of leasehold costs................      192,345        143,882
    Amortization of deferred debt financing costs..       27,694         55,713
    Gain on sale of oil and gas properties.........          (18)       (95,252)
    Capital expenditures charged to income.........      486,667        510,637
    Payment of contingent liability................      (82,751)       (11,713)
    Payment of other liabilities...................     (240,779)      (295,552)
                                                     -----------     ----------
                                                       4,751,392      3,093,845
  Changes in current assets and liabilities
     (exclusive of acquisition):
    Accounts receivable............................      375,373        239,529
    Prepaid insurance and other....................       77,150        118,691
    Accounts payable...............................    1,924,293       (273,091)
    Accrued liabilities............................     (151,618)       (36,613)
                                                     -----------     -----------
       Net cash provided by operating activities...    6,976,590      3,142,361
                                                     -----------     ----------

INVESTING ACTIVITIES
  Proceeds from sales of oil and gas properties.....     370,000        325,629
  Capital expenditures..............................  (6,019,396)    (3,127,952)
  Cash paid in connection with business combination.  (9,250,540)       (45,372)
                                                     -----------     -----------
       Net cash used in investing activities........ (14,899,936)    (2,847,695)
                                                     -----------     -----------

FINANCING ACTIVITIES
  Proceeds from bank borrowings.....................  10,000,000        800,000
  Principal payments of bank borrowings.............  (1,000,000)      (750,000)
  Payment of debt financing costs...................         ---        (10,256)
  Retirement of preferred stock.....................      (7,650)       (74,362)
  Preferred stock dividends.........................    (891,308)      (484,610)
                                                     -----------     -----------
       Net cash provided by
            (used in) financing activities..........   8,101,042       (519,228)
                                                     -----------     ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS..................................     177,696       (224,562)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD...............................     344,551        613,450
                                                     -----------     ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD.....................................$    522,247        388,888
                                                     ===========     ==========

                See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Nine Months Ended September 30 1997 and 1996
                                   (Unaudited)

                                    Series A            Series B
                                 Preferred Stock     Preferred Stock         Common Stock
                             --------------------  -------------------   ---------------------
                              Number                Number                 Number
                             of Shares  Par Value  of Shares Par Value   of Shares   Par Value
                             ---------  ---------  --------- ---------   ---------   ---------
Balance at December 31, 1995.  734,859  $ 734,859       ---  $     ---  41,804,510  $ 8,360,902
Net income...................      ---        ---       ---        ---         ---          ---
Unrealized appreciation of
  marketable securities
  available for sale.........      ---        ---       ---        ---         ---          ---
Preferred stock dividends....      ---        ---       ---        ---         ---          ---
Retirement of preferred stock  (10,000)   (10,000)      ---        ---         ---          ---
Reinstatement of preferred
  stock under appraisal
  rights.....................   76,290     76,290       ---        ---         ---          ---
                              --------   --------   -------   --------  ----------   ----------

Balance at September 30, 1996  801,149  $ 801,149       ---  $     ---  41,804,510  $ 8,360,902
                              ========   ========   =======   ========  ==========   ==========

Balance at December 31, 1996.  801,149  $ 801,149       ---  $     ---  41,804,510  $ 8,360,902
Net income...................      ---        ---       ---        ---         ---          ---
Unrealized appreciation of
  marketable securities
  available for sale.........      ---        ---       ---        ---         ---          ---
Issuance of Series B
  Preferred Stock............      ---        ---   750,000    750,000         ---          ---
Preferred stock dividends....      ---        ---       ---        ---         ---          ---
Conversion of preferred stock
   to common stock...........   (3,831)    (3,831)      ---        ---      23,944        4,789
Employee stock grants........      ---        ---       ---        ---      30,768        6,154
Retirement of preferred stock   (1,000)    (1,000)      ---        ---         ---          ---
                              --------   --------   -------   --------  ----------   ----------
Balance at September 30, 1997  796,318  $ 796,318   750,000  $ 750,000  41,859,222  $ 8,371,845
                              ========   ========   =======   ========  ==========   ==========

                                                         Unrealized
                                                        Gain(Loss)on
                               Additional               Marketable     Total
                                Paid-In    Accumulated    Equity    Stockholders'
                                Capital     Deficit     Securities     Equity
                               ----------  ----------- ------------ ------------
Balance at December 31, 1995  $1,200,140 $  (633,089)  $       ---  $  9,662,812
Net income...................        ---     104,922           ---       104,922
Unrealized appreciation of
  marketable securities
  available for sale.........        ---         ---        42,200        42,200
Preferred stock dividends....        ---    (484,610)          ---      (484,610)
Retirement of preferred stock    (64,362)        ---           ---       (74,362)
Reinstatement of preferred
  stock under appraisal
  rights.....................    (76,290)        ---           ---           ---
                               ----------   --------     ---------    ----------
Balance at September 30, 1996 $1,059,488 $(1,012,777)  $    42,200  $  9,250,962
                               =========   ==========    =========    ==========
Balance at December 31, 1996. $1,059,493 $  (896,444)  $  (189,900) $  9,135,200
Net income...................        ---     517,277           ---       517,277
Unrealized appreciation of
  marketable securities
  available for sale.........        ---         ---       147,700       147,700
Issuance of Series B
  Preferred Stock............  6,750,000         ---           ---     7,500,000
Preferred stock dividends....        ---    (891,308)          ---      (891,308)
Conversion of preferred stock
   to common stock...........       (958)        ---           ---           ---
Employee stock grants........     18,846         ---           ---        25,000
Retirement of preferred stock     (6,650)        ---           ---        (7,650)
                               ---------    --------     ---------    ----------
Balance at September 30, 1997 $7,820,731 $(1,270,475)  $   (42,200) $ 16,426,219
                               =========   ==========    =========    ==========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996
                                   (Unaudited)

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations for the nine and three months ended September 30, 1997 and 1996.

The results of operations for the nine and three month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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


NOTE C - COMMITMENTS AND CONTINGENCIES

The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The PRPs have estimated that the remaining cost of long-term clean-up of the site will be approximately $3.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of September 30, 1997, the Company has paid approximately $211,000 in costs related to this matter and accrued an additional $199,000 for the remaining liability. The EPA and PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. These costs have not been discounted to their present value. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability for costs related to the clean-up of the site is borne jointly and severally among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently accrued for this liability.

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


NOTE E - PRO FORMA FINANCIAL RESULTS OF OPERATIONS

Selected results of operations on a pro forma basis as if the acquisition transactions had occurred on January 1, 1997 for the nine months ended September 30, 1997 and January 1, 1996 for the nine months ended September 30, 1996 follow:
                                  For the nine months        For the nine months
                                        ended                         ended
                                   September 30, 1997        September 30, 1996
                                  -------------------        -------------------

    Revenues...................   $   10,357,543               10,144,544
    Net income.................          751,761                  749,405
    Loss applicable to
          common stock.........         (191,110)                (199,268)
    Loss per average
           common share........   $          ---                      ---


NOTE F - SUBSEQUENT EVENT

On October 16, 1997, the Company sold its 20% interest in an natural gas pipeline joint venture. The adjusted sales price was $3,564,000 and the Company expects to recognize a gain on the sale (both pre-tax and after-tax) in the fourth quarter of approximately $700,000.

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


CHANGES IN RESULTS OF OPERATIONS

 Nine Months Ended September 30, 1997 Versus Nine Months Ended September 30,1996

Total revenues for the nine months ended September 30, 1997 amounted to $9,836,000 and were $2,829,000 higher than the $7,007,000 for the nine months ended September 30, 1996. Oil and gas sales were $2,888,000 higher due substantially to increased revenues as a result of the La/Cal II Acquisition (effective January 31, 1997) along with increased gas volumes on the pre-acquisition properties.

The following table reflects the production volumes and pricing information for the periods presented.

                              Nine months                   Nine months
                       ended September 30, 1997        ended September 30, 1996
                     ----------------------------    ---------------------------
                     Production     Average Price    Production    Average Price
                     ----------     -------------    ----------    -------------

  Gas (Mcf).........  1,878,128     $        2.41    1,194,704     $      2.44
  Oil (Bbls)........    208,707             18.33      126,139           20.14

Lease operating expense and production taxes were $1,645,000 for the nine months ended September 30, 1997, versus $1,145,000 for the nine months ended September 30, 1996, or $500,000 higher due primarily to the addition of the La/Cal II Properties. Depletion, deprecation and amortization was $3,851,000 for the nine months ended September 30, 1997, versus $2,681,000 for the nine months ended September 30, 1996, or $1,170,000 higher than the nine months ended 1996 due substantially to the addition of the La/Cal II Properties. Included in depletion, depreciation and amortization is depletion of oil and gas properties of $3,071,000 and $1,908,000, respectively. The 1997 amount includes $113,000 related to accelerated depletion on a well to be plugged and abandoned. The Company incurred $1,055,000 of exploration expense in the nine months ended September 30 1997, versus $953,000 in 1996, or $102,000 lower, such amounts included dry hole costs of $487,000 in the first nine months of 1997 versus $511,000 in 1996.

Interest expense was $1,065,000 in the nine months ended September 30, 1997 compared to $611,000 in the nine months of 1996 due to borrowings by the Company of $9,000,000 on January 31, 1997 in connection with the La/Cal II Acquisition, resulting in higher average debt outstanding.

General and administrative expenses amounted to $1,703,000 in the nine months ended September 30, 1997 versus $1,511,000 in 1996.

The Company's preferred stock dividends amounted to $891,000 for the nine months ended September 30, 1997 compared to $485,000 in 1996. The increase was due to dividends paid on the Company's Series B Convertible Preferred Stock issued on January 31, 1997 in connection with the La/Cal II Acquisition.


           Three Months Ended September 30, 1997 Versus Three Months
                            Ended September 30,1996

Total revenues for the three months ended September 30, 1997 amounted to $3,171,000 and were $978,000 higher than the $2,193,000 for the three months ended September 30, 1996. Oil and gas sales were $1,075,000 higher due primarily to increased oil and gas revenues as a result of the La/Cal II Acquisition along with increased gas volumes on the pre-acquisition properties offset, somewhat by lower oil prices received.

The following table reflects the production volumes and pricing information for the periods presented.

                            Three months                    Three months
                       ended September 30, 1997        ended September 30, 1996
                     ---------------------------    ----------------------------
                     Production    Average Price    Production     Average Price
                     ----------    -------------    ----------     -------------

  Gas (Mcf)..........   608,521    $        2.55      381,139      $      2.26
  Oil (Bbls).........    70,620            16.89       39,093            20.75

Lease operating expense and production taxes were $559,000 for the three months ended September 30, 1997, versus $440,000 for the three months ended September 30, 1996, or $119,000 higher due substantially to the addition of the La/Cal II Properties. Depletion, deprecation and amortization was $1,201,000 for the three months ended September 30, 1997, versus $817,000 for the three months ended

September 30, 1996, or $384,000 higher than the third quarter of 1996 due primarily to the addition of the La/Cal II Properties. Included in depletion, depreciation and amortization is depletion of oil and gas properties of $1,013,000 and $619,000, respectively. The Company incurred $656,000 of exploration expense in the third quarter of 1997, versus $188,000 in the third quarter of 1996, or $468,000 higher primarily due to dry hole costs of $473,000 in the third quarter of 1997 versus $0 in 1996.

Interest expense was $379,000 in the three months ended September 30, 1997 compared to $199,000 in the third quarter of 1996 due to the Company carrying an additional $9,000,000 in debt during the 1997 quarter as the result of additional borrowings in connection with the La/Cal II Acquisition, resulting in higher average debt outstanding.

General and administrative expenses amounted to $613,000 in the three months ended September 30, 1997 versus $438,000 in the third quarter of 1996.

The Company's preferred stock dividends amounted to $314,000 for the three months ended September 30, 1997 compared to $160,000 for the prior year. The increase is due to dividends paid on the Company's Series B Preferred Stock issued on January 31, 1997 in connection with the La/Cal II Acquisition.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6,977,000 in the nine months ended September 30, 1997 compared to $3,142,000 in the nine months ended September 30, 1996. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

Net cash used in investing activities totaled $14,900,000 for the first nine months of 1997 compared to $2,848,000 in 1996. The nine months ended September 30, 1997 reflects $9,251,000 cash paid in connection with the La/Cal II Acquisition and $6,019,000 in capital expenditures offset by $370,000 in proceeds from the sale of certain oil and gas properties located in Montana. The nine months ended September 30, 1996 reflects $3,128,000 in capital expenditures offset by $326,000 in proceeds from the sale of certain oil and gas properties in Montana and North Dakota.

Net cash provided by financing activities was $8,101,000 for the current period as compared to net cash used in financing activities of $519,000 in the prior year period. The 1997 amount included the borrowing of $9,000,000 by the Company under its line of credit which was used to payoff the debt assumed in the La/Cal II Acquisition and to pay the cash portion of the purchase price. The current period also includes preferred dividends of $891,000 (Series A and Series B), whereas the prior year period consists primarily of preferred stock dividends of $485,000 (Series A only).

The Company has a credit facility with a bank which provides for a total borrowing base determined by the bank every six months based in part, on the Company's oil and gas reserve information. Such borrowing base was $21,000,000 at September 30, 1997. The maturity date for all amounts drawn under the bank credit facility is June 1, 2000. Interest is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 2%. Interest rates are set on specific draws for one, two, three or six month periods, also at the option of the Company. The Company's credit facility requires that minimum net worth and debt service ratios be maintained by the Company. Accordingly, the Company had $1,548,000 available for the payment of dividends at September 30, 1997. The amount outstanding under this facility as of September 30, 1997 was $19,000,000.

The Company had $6,019,000 in capital expenditures in the nine months ended September 30, 1997. The Company plans to incur capital expenditures in the amount of approximately $1,500,000 in the remainder of 1997. The Company expects to fund such expenditures from operating cash flows and additional borrowings under its line of credit.


SUBSEQUENT EVENT

On October 16, 1997, the Company sold its 20% interest in a natural gas pipeline joint venture. The adjusted sales price was $3,564,000 and the Company expects to recognize a gain on the sale (both pre-tax and after-tax) in the fourth quarter of approximately $700,000. The majority of the proceeds were used to pay down the Company's line of credit by $2,500,000. Upon the completion of the sale, the Company's borrowing base under its line of credit was reduced to $19,000,000.


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


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this news release regarding future expectations and plans for future activities may be regarded as "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. They are
subject to various risks, such as financial market conditions, operating hazards, drilling risks, and the inherent uncertainties in interpreting engineering data relating to underground accumulations of oil and gas, as well as other risks discussed in detail in the Company's Annual Report or Form 10-K and other filings with the Securities and Exchange Commission. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  4.1 Fourth Amendment to Credit Agreement between Goodrich Petroleum Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank dated January 31, 1997.

                  4.2 Fifth Amendment to Credit Agreement between Goodrich Petroleum Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank dated January 31, 1997.

                  27      Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              GOODRICH PETROLEUM CORPORATION
                                                        (registrant)



     November 4, 1997                         /s/  Walter G. Goodrich
--------------------------------              ---------------------------------
                Date                          Walter G. Goodrich, President and
                                                    Chief Executive Officer


     November 4, 1997                         /s/  Roland L. Frautschi
--------------------------------              ---------------------------------
                  Date                        Roland L. Frautschi, Senior Vice
                                              President, Chief Financial Officer
                                                        and Treasurer