Form 10-K
period 1997-12-31
GOODRICH PETROLEUM CORP
filed 1998-03-20
CIK 943861

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

                    For Fiscal Year Ended December 31, 1997
                         Commission file number 1-7940

                        GOODRICH PETROLEUM CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 76-0466193
      (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)


     5847 SAN FELIPE, SUITE 700
           HOUSTON, TEXAS                                 77057
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

     Registrant's telephone number, including area code is (713) 780-9494

                                                          NAME OF EACH EXCHANGE
                                                                   ON
      TITLE OF EACH CLASS                                   WHICH REGISTERED
      -------------------                                 ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

      Common Stock, $.20 par value...................... New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

      Series A Preferred Stock, $1.00 par value......... NASDAQ Small Cap

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At March 13, 1998 there were 5,232,403 shares of Goodrich Petroleum Corporation common stock outstanding. The aggregate market value of shares of common stock held by non-affiliates of the registrant as of March 13, 1998 was approximately $20,444,000 based on a closing price of $5.625 per share on the New York Stock Exchange on such date.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

       DOCUMENT                        PART/ITEM OF INCORPORATION
       --------                        --------------------------
Proxy Statement for the               Part III, Item 10, 11, 12, 13
 1998 Annual Meeting of
      Shareholders

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

                                    General

  Goodrich Petroleum Corporation and subsidiaries ("Goodrich" or "the Company") is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the onshore portions of the United States, primarily the states of Louisiana and Texas. The Company owns working and overriding royalty interests in 79 active oil and gas wells located in 39 fields in seven states. At December 31, 1997, Goodrich had estimated proved reserves of approximately 4,098,000 barrels of oil and condensate and 37.6 billion cubic feet ("Bcf") of natural gas, or an aggregate of 62.2 billion cubic feet equivalent ("Bcfe") with a pre-tax present value of future net revenues, discounted at 10%, of $78.10 million.

  The Company's principal executive offices are located at 5847 San Felipe, Suite 700, Houston, Texas 77057. The Company also has offices in Shreveport, Louisiana. At March 2, 1998 the Company had 18 employees.

                              Company Background

  Goodrich resulted from a business combination on August 15, 1995 between La/Cal Energy Partners ("La/Cal") and Patrick Petroleum Company and subsidiaries ("Patrick"). La/Cal was a privately held independent oil and gas partnership formed in July 1993 and engaged in the development, production and acquisition of oil and natural gas properties, primarily in southern Louisiana. Patrick was a NYSE-listed independent oil and gas company engaged in the exploration, production, development and acquisition of oil and natural gas properties in the continental United States. Patrick's oil and gas operations and properties were primarily located in West Texas and Michigan at the time of the combination, with additional operations and properties in certain western states.

  On January 31, 1997, the Company acquired the oil and gas properties of La/Cal Energy Partners II ("La/Cal II") and certain working interest owners for a purchase price of $16.5 million ("La/Cal II Acquisition"). The purchase price was comprised of $1.5 million in cash, the assumption of $7.5 million of La/Cal II long-term debt and the issuance of 750,000 shares of Series B Convertible Preferred Stock of the Company ("Series B Preferred Stock") with an aggregate liquidation value of $7.5 million.

                     Oil and Gas Operations and Properties

  The following is a summary description of the Company's oil and gas properties.

Louisiana

  Substantially all of the Company's proved natural gas reserves are in the Southern Louisiana producing region. The Southern Louisiana producing region refers to the geographic area which covers the onshore and in-land waters of South Louisiana lying in the southern one-half of the state of Louisiana, which is one of the world's most prolific oil and natural gas producing sedimentary basins. The region generally contains sedimentary sandstones which are of high qualities of porosity and permeabilities. There are a myriad of types of reservoir traps found in the region. These traps are generally formed by faulting, folding and subsurface salt movement or a combination of one or more of these. Salt movement has resulted in a large number of shallow piercement salt domes as well as deeper movements, which have resulted in both large and small anticlinal structures.

  The formations found in the Southern Louisiana producing region range in depth from 1,000 feet to 20,000 feet below the surface. These formations range from the Sparta and Frio formations in the northern part of the region to Miocene and Pleistocene in the southern part of the region. The Company's production comes predominately from Miocene and Frio age formations.

  Kings Ridge 96 Field. Kings Ridge 96 was the Company's most significant discovery in 1997 and is located in Lafourche Parish, Louisiana. Kings Ridge Field was discovered by Natural Gas and Oil Company in 1954. The field is set up geologically by three main faults which strike east-west and create hydrocarbon traps on the downthrown side of the faults. Typically, these downthrown traps are three-way structures that produce from Miocene sands ranging in depth from 9,000 to 13,000 feet.

  Goodrich has acquired approximately 307 acres from the Lafourche Parish School Board and 114 acres from the Grandison Trust. In October 1997 Goodrich Petroleum drilled the Lafourche Parish School Board #1 well. This well encountered three productive sands between the depths of 10,930 and 11,335 feet. The well was tested in the deepest sand at a rate of 322 barrels of oil per day, 127 million cubic feet ("Mcf") of gas per day, and zero barrels of water per day on a 10/64 choke, with a flowing tubing pressure of 855 pounds per square inch (psi). The Company plans to have the well on line and producing during the second quarter of 1998. Goodrich owns an approximate 50% working interest in the field. Three additional development wells are planned to be drilled during the second quarter of 1998.

  Isle St. Jean Charles Field. Isle St. Jean Charles Field is located in Terrebonne Parish, Louisiana. The field is a northwest extension of the Bayou Jean LaCroix Field located in the southeastern part of the Parish. These fields are trapped on a four-way closure downthrown on a major east-west trending down to the south fault. Production is from multiple Miocene-aged sands which are normally pressured and range in depth from 9,000 feet to 13,000 feet. The field was developed primarily in the 1950's by Exxon and reservoirs have exhibited both depletion and water drive mechanisms. To date, these fields have produced in excess of 50 billion cubic feet of gas and 6.5 million barrels of oil and condensate. There are currently five active wells producing in these fields.

  Goodrich acquired its working interest in its leasehold of approximately 425 acres through both acreage acquisitions and a farmout from Fina, et al. In December 1997, Goodrich drilled the Dupont #1 well. The well encountered three productive sands and perforated and flow tested as a dually completed well at a combined rate of approximately 5.2 million cubic feet of gas per day and 102 barrels of condensate per day. Goodrich is operator and holds an approximate 38% working interest in the well. The well is awaiting pipeline connection and the Company anticipates turning it to sales during the second quarter of 1998.

  Second Bayou Field. The Second Bayou Field is located in Cameron Parish, Louisiana and was discovered in 1955 by the Sun Texas Company. Goodrich has an average working interest of approximately 29% in 1,395 gross acres. To date, the field has produced over 421 Bcf of natural gas is and 2.3 million barrels of oil from multiple Miocene aged sands ranging from 4,000 to 15,200 feet. Goodrich is currently the operator of five producing wells, four of which are dually completed, and anticipates drilling three additional wells during 1998 which have good subsurface control and were significantly enhanced by 3-D seismic which was shot in 1997. Other major operators in the area are Fina Oil and Chemical Company, Texaco Producing Company and Newfield Exploration.

  Lake Raccourci Field. The Lake Raccourci Field was discovered by Humble Oil and Refining Company ("Exxon") in 1949, with the field extended to the south by Pan American ("Amoco") in 1958. Geologically, the field is a large four-way dipping closure which is cross-cut by numerous northeast-southwest striking down to the South faults. The field has produced from a minimum of eighteen different Miocene age sandstones, which range in depth from 9,000 to 16,500 feet. These normally and abnormally pressured reservoirs exhibit depletion, water and combination drive mechanisms, and have produced in excess of 831 billion cubic feet of gas and 20 million barrels of oil and condensate. There are currently nine producing wells in the field.

  Goodrich acquired its average 20% working interest in the field through a farmout from MW Petroleum ("Apache") in July 1996 and a separate farmout from Exxon. The Company has participated as operator in three successful wells, with no dry holes, and has plans to drill at least one development well in the field. The Company controls approximately 3,800 acres in the field and is currently evaluating 3-D seismic for further exploitation opportunities.

  Pecan Lake Field. The Pecan Lake Field was discovered in 1944 by the Superior Oil Company. Geologically, the field is comprised of a relatively low relief four-way closure and multiple stacked pay sands. The Pecan Lake Field comprises approximately 870 gross leased acres in Cameron Parish, Louisiana, approximately 42 miles southeast of Lake Charles, Louisiana. The field has produced from over 15 Miocene sands ranging in depths from 7,500 to 11,800 feet, which have been predominately gas and gas condensate reservoirs. These sand reservoirs are characterized by generally widespread development and strong waterdrive production mechanisms. The field has produced in excess of 347 Bcf of gas and 647,000 barrels of condensate. All the field production to date has come from reservoirs which are of normal pressure. 3-D seismic has been shot over the field and the Company expects the data to be available in the second quarter of 1998. Goodrich currently has four producing wells and plans on drilling one additional development well during 1998. The Company's working interests range from approximately 43% to 47%.

  Ada Field. The Ada Field was discovered by Hope Producing Company in 1945. The field is located in Bienville Parish, in North Louisiana. Geologically, the field is a turtle feature between two salt domes exhibiting a four-way anticline with two main horst blocks, a main graben block, and several compensating faults. The field has produced from numerous Lower Cretaceous sands and lime facies, with the sands being predominately lenticular in deposition. The producing interval for the field ranges from 4,500 to 10,000 feet, with the production being primarily a pressure depletion mechanism. Ada Field has produced over 655 Bcf of natural gas and 5.2 million barrels of oil.

  Goodrich has four producing wells, two of which were drilled during 1997, and plans to drill two additional wells during the second quarter of 1998. Goodrich owns an approximate 43% working interest in the field.

  Other. The Company maintains ownership interests in acreage and wells in several additional fields in Louisiana, including the (i) Opelousas Field, located in St. Landry Parish, (ii) Sibley Field, located in Webster Parish,
(iii) City of Lake Charles Field, located in Calcasieu Parish, (iv) Deep Lake Field, located in Lafourche Parish, (v) Mosquito Bay Field, located in Terrebonne Parish and (vi) South Pecan Lake Field, located in Cameron Parish.

Texas

  Goodrich explores and has production in the western, eastern and southern regions of Texas.

  The Company's primary exploration focus in West Texas is in the Horseshoe Atol area in Dawson and Gaines Counties. The Company is actively developing drilling prospects through the integration of the approximate 375 square miles of 3-D seismic it owns in the area with subsurface geology.

  Sean Andrew Field. Sean Andrew was discovered by the Company in 1994 utilizing the Company's 375 square mile 3-D seismic database in West Texas. The Company operators five wells in the field which are currently producing approximately 770 barrels of oil per day. Goodrich holds a 37.5% working interest in the field.

  Marholl Field. The Marholl Field is a Siluro-Devonian (Fussellman) Field in Dawson County discovered in 1995 through the use of 3-D seismic. In 1997, Goodrich drilled its second well in the field, with current production averaging approximately 200 barrels of oil per day. The Company intends to drill at least one development well in 1998. Goodrich's working interest in the field is approximately 23%.

  Mary Blevins Field. The Mary Blevins Field is located in Smith County, Texas and was a new discovery which is fault separated from Hitts Lake Field which was discovered in 1953 by Sun Oil. Currently there are four producing wells in this fault block with Goodrich, as operator, having approximately a 48% working interest in approximately 782 gross acres. To date, Hitts Lake has produced over 14 million barrels of oil and Mary Blevins has produced over 282,000 barrels from the Paluxy, which occurs at a depth of approximately 7,300 feet.

  Other. The Company maintains ownership interests in acreage and wells in several additional fields in Texas including the (i) Ackerly Field, located in Dawson and Howard Counties, (ii) Lamesa Farms Field, located in Dawson County,
(iii) Carthage (Bethany) Field, located in Panola County, (iv) Goldfinger Field, located in Dawson County, (v) Midway Field located in San Patricio County and (vi) East Jacksonville Field located in Cherokee County.

Australia

  Goodrich has non-operated interests in three exploration permits in the Carnarvon Basin of Western Australia.

  The developmental stage of the offshore Carnarvon Basin of Western Australia is comparable to the Gulf of Mexico in 1950. The Carnarvon Basin is two-thirds the size of the Gulf of Mexico and has produced in excess of 4.3 trillion cubic feet ("TCF") and 550 million barrels of oil from less than 1000 wells. In comparison, the Gulf of Mexico has produced approximately 104 TCF of gas and 9 billion barrels of oil from 30,000 wells. The Carnarvon Basin retains significant exploration potential. Additional strengths of the basin include large inexpensive acreage blocks, vast available geological and geophysical data sets, existing and expanding petroleum infrastructure and increasing domestic demands for natural gas.

  EP-395. Goodrich acquired a 20% non-operated working interest in the 240 square kilometer Exploration Permit in 1995. The Permit is approximately 30 km east from Barrow Island Field which has produced 300 million barrels of oil and 85 km southwest and on trend with the recent Wandoo, Stag and Reindeer discoveries. Since 1995, Goodrich and its partners have reprocessed the original 2-D seismic data sets, shot a 38 km 3-D seismic survey (1995), and shot an additional 93 km of high quality 2-D seismic (1997). Interpretation of this data has confirmed two separate prospects: Lindsay and West Boyd. These prospects are structural closures with associated seismic amplitude anomalies. The primary objective is the Mardie Greenstone. This objective is a late Cretaceous age, shallow marine sandstone with porosities ranging up to 33%. A well is anticipated to be drilled on the Lindsay prospect in late 1998. Carnarvon Petroleum N.L. is the operator of this Permit.

  EP-396. The Company acquired a 33% non-operated working interest in the Permit in 1995. EP-396 encompasses 400 square kilometers and is in close proximity to EP-395. The working interest group has reprocessed and interpreted the available 2-D seismic data sets. One strong lead has emerged from the seismic data, which is a prospect called the Nolan Prospect. This prospect is a down-thrown three way closure along the major down to the West Candace fault system. The available 2-D seismic data set indicates an associated seismic amplitude anomaly. This structural picture, along with the amplitudes, will be further evaluated with a new high quality 2-D seismic survey to be completed in the second quarter of 1998. The Nolan Prospect is scheduled to be drilled in the first quarter of 1999. TAP Oil N.L. is the operator of EP-396.

  EP-397. This Permit encompasses 160 square kilometers and the Company has a 33% working interest. The 130 km of available seismic has been reprocessed and interpreted with several promising prospect leads. This Permit is in the earliest stages of exploratory investigation as compared with EP-395 and EP-
396. The Company will participate in the acquisition of 3-D seismic across the Permit beginning in May 1998. Permit work obligations provide for the drilling of a well in 1999.

Oil and Natural Gas Reserves

  The following tables set forth summary information with respect to the Company's net proved reserves as of January 1, 1998 and 1997 as estimated by the Company by compiling reserve information, substantially all of which was prepared by the engineering firm of Coutret & Associates, Inc.

                                                   JANUARY 1, 1998
                                     -------------------------------------------
                                                                      PRE-TAX
                                             NET RESERVES          PRESENT VALUE
                                     ----------------------------- OF FUTURE NET
                                        OIL                          REVENUES
              CATEGORY                (BBLS)   GAS (MCF)  BCFE (1) (IN MILLIONS)
              --------                ------   ---------- -------- -------------
Proved Developed.................... 2,292,626 16,600,669   30.4      $41.86
Proved Undeveloped.................. 1,805,764 20,969,945   31.8       36.24
                                     --------- ----------  -----      ------
  Total Proved...................... 4,098,390 37,570,614   62.2      $78.10
                                     ========= ==========  =====      ======
                                                   JANUARY 1, 1997
                                     -------------------------------------------
                                             NET RESERVES          PRESENT VALUE
                                     ----------------------------- OF FUTURE NET
                                        OIL                          REVENUES
              CATEGORY                (BBLS)   GAS (MCF)  BCFE (1) (IN MILLIONS)
              --------                ------   ---------- -------- -------------
Proved Developed....................   969,868 13,911,003  19.73      $47.96
Proved Undeveloped..................    80,342  4,273,735   4.76        9.40
                                     --------- ----------  -----      ------
  Total Proved...................... 1,050,210 18,184,738  24.49      $57.36
                                     ========= ==========  =====      ======

--------
(1) Estimated by the Company using a conversion ratio of 1.0 Bbl/6.0 Mcf.

  The Company's year end 1997 oil and gas reserves increased by 3,048,180 barrels (290%) and 19,385,876 Mcf (107%) during 1997 due to significant discoveries (1,685,438 barrels and 19,707,712 Mcf) and the acquisition of properties (1,614,779 barrels and 3,761,481 Mcf) during the year, offset primarily by production for the year.

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

  In accordance with the Commission's guidelines, the engineers' estimates of future net revenues from the Company's properties and the Present Value of Future Net Revenues thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The weighted average prices as of December 31, 1997 used in such estimates were $2.59 per Mcf of natural gas and $16.50 per Bbl of crude oil/condensate. Oil and gas prices have subsequently declined from December 31, 1997 levels.

Productive Wells

  The following tables set forth the number of active well bores in which the Company maintains ownership interests as of December 31, 1997:

                                      OIL               GAS              TOTAL
                               ----------------- ----------------- -----------------
                               GROSS (1) NET (2) GROSS (1) NET (2) GROSS (1) NET (2)
                               --------- ------- --------- ------- --------- -------
      California..............      --       --     3.00     1.75     3.00     1.75
      Colorado................      --       --     1.00      .30     1.00      .30
      Louisiana...............    7.00     2.72    29.00    10.02    36.00    12.74
      Mississippi.............    1.00      .07       --       --     1.00      .07
      Michigan................    2.00      .27     5.00      .09     7.00      .36
      Texas...................   25.00     9.65     4.00      .67    29.00    10.32
      Wyoming.................    2.00      .32       --       --     2.00      .32
                                 -----    -----    -----    -----    -----    -----
        Total Productive
         Wells................   37.00    13.03    42.00    12.83    79.00    25.86
                                 =====    =====    =====    =====    =====    =====

--------
(1) Does not include royalty or overriding royalty interests.
(2) Net working interest.

  Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. A gross well is a well in which the Company maintains an ownership interest, while a net well is deemed to exist when the sum of the fractional working interests owned by the Company equals one. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, eight had multiple completions.

Acreage

  The following table summarizes the Company's gross and net developed and undeveloped natural gas and oil acreage under lease as of December 31, 1997. Acreage in which the Company's interest is limited to a royalty or overriding royalty interest is excluded from the table.

                                                                   GROSS   NET
                                                                  ------- ------
      Developed acreage
        California...............................................   1,280    568
        Colorado.................................................     640    192
        Louisiana................................................   8,618  2,754
        Michigan.................................................   1,920     19
        Texas....................................................   3,759  1,453
        Wyoming..................................................      80     13
      Undeveloped acreage
        Offshore Australia....................................... 197,682 57,985
        Louisiana................................................   3,170    727
        Michigan.................................................     640    154
        Texas....................................................   3,120  1,439
                                                                  ------- ------
          Total.................................................. 220,909 65,304
                                                                  ======= ======

  Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether or not such acreage contains proved reserves. As is customary in the oil and gas industry, the Company can retain its interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by payment of delay rentals during the remaining primary term of such a lease. The natural gas and oil leases in which the Company has an interest are for varying primary terms; however, most of the Company's developed lease acreage is beyond the primary term and is held by producing natural gas or oil wells.

Operator Activities

  Goodrich Petroleum operates a majority in value of the Company's producing properties, and will generally seek to become the operator of record on properties it drills or acquires in the future.

Drilling Activities

  The following table sets forth the drilling activity of the Company for the last three years. This information reflects La/Cal's operations on a stand alone basis prior to August 15, 1995. (As denoted in the following table, "Gross" wells refers to wells in which a working interest is owned, while a "net" well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one.)

                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                     1997      1996      1995
                                                   --------- --------- ---------
                                                   GROSS NET GROSS NET GROSS NET
                                                   ----- --- ----- --- ----- ---
Development Wells:
  Productive......................................  6.0  2.6  1.0  0.4  1.0  0.4
  Non-Productive..................................  0.0  0.0  0.0  0.0  0.0  0.0
                                                   ----  --- ----  ---  ---  ---
    Total.........................................  6.0  2.6  1.0  0.4  1.0  0.4
                                                   ====  === ====  ===  ===  ===
Exploratory Wells:
  Productive...................................... 12.0  2.9  6.0  2.5  1.0  0.2
  Non-Productive..................................  7.0  1.7  3.0  1.3  2.0  0.7
                                                   ----  --- ----  ---  ---  ---
    Total......................................... 19.0  4.6  9.0  3.8  3.0  0.9
                                                   ====  === ====  ===  ===  ===
Total Wells:
  Productive...................................... 18.0  5.5  7.0  2.9  2.0  0.6
  Non-Productive..................................  7.0  1.7  3.0  1.3  2.0  0.7
                                                   ----  --- ----  ---  ---  ---
    Total......................................... 25.0  7.2 10.0  4.2  4.0  1.3
                                                   ====  === ====  ===  ===  ===

Net Production, Unit Prices and Costs

  The following table presents certain information with respect to oil, gas and condensate production attributable to the Company's interests in all of its fields, the revenue derived from the sale of such production, average sales prices received and average production costs during each of the years in the three-year period ended December 31, 1997.

                                                    1997      1996      1995
                                                  --------- --------- ---------
Net Production:
  Natural gas (Mcf).............................. 2,449,320 1,623,377 2,213,923
  Oil (Bbls).....................................   282,380   165,964   102,731
  Natural gas equivalents (Mcfe) (1)............. 4,143,600 2,619,161 2,830,309
Average Net Daily Production:
  Natural gas (Mcf)..............................     6,710     4,448     6,065
  Oil (Bbls).....................................       774       455       281
  Natural gas equivalents (Mcfe) (1).............    11,354     7,176     7,754
Average Sales Price Per Unit:
  Natural gas (per Mcf).......................... $    2.55      2.60      1.72
  Oil (per Bbl)..................................     18.06     20.88     16.27
Other Data:
  Lease operating expense and production taxes
   (per Mcfe).................................... $     .56       .62       .36

--------
(1) Estimated by the Company using a conversion ratio of 1.0 Bbl/6.0 Mcf.

Oil and Gas Marketing and Major Customers

  Marketing. Goodrich's natural gas production is sold under spot or market-sensitive contracts and to various gas purchasers on short-term contracts. Goodrich's natural gas condensate is sold under short-term rollover agreements based on current market prices. The Company's crude oil production is marketed to several purchasers based on short-term contracts.

  The Company entered into an agreement with Natural Gas Ventures, L.L.C. ("NGV"), a Louisiana limited liability company, for the purpose of marketing the Company's and its contracting parties' natural gas. The Company and other contracting parties contribute natural gas to NGV, which NGV then markets to gas purchasers, pursuant to the Joint Venture Agreement between NGV and Seaber Corporation of Louisiana ("Seaber"). The Company can terminate this agreement on 60-days notice. The Company believes its contract with NGV allows it to realize higher prices for its contributed gas because of the greater market power associated with larger volumes of gas than the Company would have for sale on a stand-alone basis.

  Customers. Due to the nature of the industry, the Company sells its oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. Revenues from these sources as a percent of total revenues for the periods presented were as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  ----------------
                                                                  1997  1996  1995
                                                                  ----  ----  ----
      Seaber Corporation of Louisiana............................  44%   35%   55%
      Texaco.....................................................  11%   --    --
      Mobil Oil Corporation......................................  10%   22%   16%
      Mitchell Marketing Company.................................   9%   16%    9%

Sales

  During 1997, the Company sold its interests in certain oil and gas properties located primarily in Montana for $370,000. During 1996, the Company sold its interests in certain oil and gas properties located substantially in North Dakota for $326,000. During 1995, the Company sold its interests in certain oil and gas properties in Michigan, Montana and North Dakota for $1,514,000.

                      Natural Gas Pipeline Joint Venture

  Prior to the sale of the Company's interest in 1997, two of the Company's subsidiaries held a 20% interest in a natural gas pipeline joint venture. The pipeline and related facilities are located in Leon and Madison Counties, Texas and are referred to as the "Pecos Pipeline Systems".

  The joint venture was established for the purposes of buying and/or transporting gas from producers and other pipelines under various contracts at various receipt points and delivering or reselling the gas to Lone Star Gas Company ("Lone Star") under the terms and conditions of a premium priced/fixed volume 20-year contract dated October 1, 1981.

  The Company sold its interest in the pipeline joint venture in October 1997 for an adjusted sales price of $3,564,000.

                   Investment in Marcum Natural Gas Services

  The Company presently owns 675,200 shares of the common stock of Marcum Natural Gas Services ("Marcum"), or approximately 5.5% of the Marcum common stock outstanding. Marcum is a publicly held diversified provider of products and services to the natural gas industry.

                                  Competition

  The oil and gas industry is highly competitive. Major and independent oil and gas companies, drilling and production acquisition programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate those properties. Many competitors have financial resources substantially greater than those of the Company, and staffs and facilities substantially larger than those of the Company. The availability of a ready market for the oil and gas production of the Company will depend in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations.

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

ITEM 3. LEGAL PROCEEDINGS.

  The U. S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company estimates that the remaining cost of long-term clean-up of the site will be approximately $3.5 million, with the Company's percentage of responsibility to be approximately 3.05%. As of December 31, 1997, the Company has paid approximately $211,000 in costs related to this matter and has $199,000 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated . In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

  The Company is party to additional lawsuits arising in the normal course of business. The Company intends to defend these actions vigorously and believes, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock is traded on the New York Stock Exchange.

  At March 13, 1998, the number of holders of record of the Company's common stock without determination of the number of individual participants in security position was 3,542 with 5,232,403 shares outstanding. High and low sales prices for the Company's common stock for each quarter during the calendar years 1997 and 1996 are as follows:

                                                              1997       1996
                                                           ----------- ---------
                         QUARTER ENDED                      HIGH  LOW  HIGH LOW
                         -------------                     ------ ---- ---- ----
      March 31............................................ $ 8.00 4.50 9.00 6.00
      June 30.............................................   6.00 4.50 9.00 6.00
      September 30........................................   6.00 5.00 6.50 5.00
      December 31......................................... $11.50 5.50 6.50 4.50

  The prices in the table above have been adjusted to give retroactive effect to the Company's one-for-eight reverse stock split on March 12, 1998.

  The Company has not paid a cash dividend on its Common Stock and does not intend to pay such a dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected Statement of Operations Data:

                                                                       PERIOD FROM
                                                                         JULY 15,   PERIOD FROM
                                                                           1993     JANUARY 1,
                                                                       (INCEPTION)     1993
                                   YEAR ENDED DECEMBER 31,               THROUGH      THROUGH
                          -------------------------------------------- DECEMBER 31,  JULY 14,
                             1997        1996       1995       1994        1993      1993 (D)
                          -----------  ---------  ---------  --------- ------------ -----------
Revenues................  $12,901,361  9,769,383  6,174,412  5,013,446  1,068,404     947,000
Depletion, Depreciation
 and Amortization.......    4,862,754  3,788,292  1,785,502  1,156,624    179,476
Exploration.............    3,205,730  1,149,240    193,159      4,240         --
Interest Expense........    1,416,675    828,394  1,132,488  1,072,098    199,389
Total Costs and
 Expenses...............   14,978,629  9,476,366  5,037,101  2,998,628    574,220     137,000
Gain on sale of assets..      688,304     88,428         --         --         --          --
Extraordinary Item--
 Early Extinguishment of
  Debt..................           --         --    482,906         --         --
Net Income (Loss).......   (1,388,964)   381,445    654,405  2,014,818    494,184
Preferred Stock
 Dividends..............    1,205,210    644,800    254,932
Earnings (Loss)
 Applicable to Common
 Stock..................   (2,594,174)  (263,355)   399,473
Basic and Diluted Loss
 Per Average Common
 Share (c)..............         (.50)      (.05)
Average Common Shares
 Outstanding (c)........    5,229,307  5,225,564
Pro Forma
 Information(a):
 Pro Forma Income Taxes
  (a)...................                            402,698    785,779    192,732
 Pro Forma Net Income...                            251,707  1,229,039    301,452
 Pro Form Earnings (Loss)
  Applicable to Common
  Stock.................                             (3,225) 1,229,039    301,452
Pro Forma Income Before
 Extraordinary Item Per
 Average Common Share
 (c)....................                                .14        .50        .12
Extraordinary Item Per
 Average Common Share
 (c)....................                               (.14)        --         --
 Pro Forma Basic and
  Diluted Earnings
  (Loss) Per Average
  Common Share (c)......                                 --        .50        .12
Pro Forma Average Common
 Shares Outstanding
 (b)(c).................                          3,465,318  2,470,653  2,470,653

  Selected Balance Sheet Data:

                                              DECEMBER 31,
                         -------------------------------------------------------
                            1997        1996       1995       1994       1993
                         ----------- ---------- ---------- ----------  ---------
Total Assets............ $37,537,918 22,398,984 22,382,716  8,230,496  5,371,000
Long Term Debt..........  18,500,000 10,000,000  9,750,000  8,250,000  4,700,000
Stockholders' Equity
 (Partners' Deficit).... $14,332,676  9,135,200  9,662,812 (2,081,217)  (989,000)

--------
(a) No provision for income taxes is included in the consolidated statements of operations for the periods ended December 31, 1994 and 1993 or the period from January 1, 1995 through August 14, 1995, for the operations of La/Cal Energy Partners (predecessor company), due to La/Cal Energy Partners being a partnership and income taxes were the responsibility of the individual partners of La/Cal Energy Partners. Certain unaudited pro forma information relating to the Company's results of operations, had La/Cal Energy Partners been a corporation for those periods, is shown above.
(b) For purposes of this presentation the number of pro forma shares used for periods prior to August 15, 1995, is 2,470,653 shares (adjusted retroactively for the March 1998 reverse stock split), the number of shares issued by the Company in exchange for La/Cal Energy Partners net assets contributed.
(c) Number of shares restated to retroactively adjust for one for eight reverse stock split in March 1998.
(d) La/Cal Energy Partners was organized on July 15, 1993. Statement of operations data, other financial data, and other selected operating data, other than revenues from oil and gas sales and lease operating expenses and production taxes, for the period from January 1, 1993 through July 15, 1993, is not presented, as the properties for which such financial data related were not maintained as a separate business unit, and assets, liabilities or indirect operating costs applicable to the properties were not segregated by the owners prior to the formation of La/Cal Energy Partners.
(e) The above data reflects the operations solely of La/Cal Energy Partners for periods prior to August 15,1995, whereas such data reflects the operations of La/Cal Energy Partners combined with Patrick Petroleum Company for periods subsequent to August 15, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Background of Business Combination and Basis of Presentation

  The Company was created by the combination of Patrick Petroleum Company ("Patrick") and La/Cal Energy Partners ("La/Cal") in August 1995 ("Patrick combination"). The La/Cal--Patrick business combination was accounted for on the basis of purchase accounting, with La/Cal deemed to be the acquiror. Accordingly, on August 15, 1995, the Company recorded the assets and liabilities of Patrick at fair value, whereas the assets and liabilities of La/Cal are reflected at historical book value. The consolidated results of operations for the year ended December 31, 1995 reflect the operations solely of La/Cal for the portion of the year prior to August 15, 1995, whereas such results reflect the operations of the combined entities for the remainder of the year. As a result, comparison of the current and prior period financial statements with the year ended December 31, 1995 is significantly impacted by the combination transactions. Prior to the combination transactions, La/Cal was a privately owned Louisiana general partnership which was formed on July 15, 1993, by the contribution of certain oil and gas properties owned by the partners.

 1997 Acquisition

  On January 31, 1997, the Company acquired the oil and gas properties of La/Cal Energy Partners II ("La/Cal II") and certain working interest owners for a purchase price of $16.5 million ("La/Cal II Acquisition"). The purchase price consisted of $1.5 million cash, the assumption of $7.5 million of La/Cal II long-term debt and the issuance of 750,000 shares of Series B Convertible Preferred Stock of the Company ("Series B Preferred Stock") with an aggregate liquidation value of $7.5 million. In connection with the La/Cal II Acquisition, the Company increased its borrowing base to $22.5 million and borrowed an additional $9 million to payoff La/Cal II's debt and to pay the cash portion of the purchase price. The Series B Preferred Stock accrues dividends at a rate of 8.25% per annum and each share of Series B Preferred Stock is convertible into 1.12 shares of common stock. Such shares are redeemable by the Company after January 31, 2001 at $10.00 per share.

 Results of Operations

  Year ended December 31, 1997 versus year ended December 31, 1996--Total revenues in 1997 increased to $12,901,000 and were $3,132,000 (32%) higher than total revenues in 1996 due to increased oil and gas revenues offset by lower revenues from the pipeline joint venture. Oil and gas sales were $3,664,000 higher due substantially to increased revenues as a result of the La/Cal II Acquisition (effective January 31, 1997) along with increased gas volumes on the pre-acquisition properties, offset in part by lower oil and gas prices. Revenues from the pipeline joint venture were $459,000 lower in 1997 due to the sale of the asset in the fourth quarter of 1997.

  The following table reflects the production volumes and pricing information for the periods presented:

                                                  1997               1996
                                           ------------------ ------------------
                                                      AVERAGE            AVERAGE
                                           PRODUCTION  PRICE  PRODUCTION  PRICE
                                           ---------- ------- ---------- -------
      Gas (Mcf)........................... 2,449,320  $ 2.55  1,623,377  $ 2.60
      Oil (Bbls)..........................   282,380  $18.06    165,964  $20.88

  Lease operating expense and production taxes were $2,316,000 for 1997 compared to $1,615,000 for 1996 or $701,000 higher due primarily to the addition of the La/Cal II properties. Depletion, depreciation and amortization was $4,863,000 versus $3,788,000 for 1996 or $1,075,000 higher due to the addition of the La/Cal II properties, offset by approximately $300,000 less amortization of the pipeline joint venture due to its sale in 1997. Included in depletion, depreciation and amortization is depletion of oil and gas properties of $4,066,000 and $2,684,000, respectively.

  The Company incurred $3,206,000 of exploration expense in 1997 compared to $1,149,000 in 1996. Included in the 1997 exploration expense is $2,342,000 of costs related to dry holes during the period versus $542,000 of such costs in 1996.

  The Company recorded impairments in the recorded value of certain oil and gas properties in 1997 in the amount of $550,000.

  Interest expense was $1,417,000 in 1997 compared to $828,000 due to borrowings by the Company of $9,000,000 on January 31, 1997 in connection with the La/Cal II Acquisition, resulting in higher average debt outstanding than for the prior year.

  General and administrative expenses amounted to $2,628,000 for 1997 versus $2,096,000 in 1996 due largely to expenses associated with the addition of six employees in 1997.

  The Company recorded a gain on the sale of its interest in the pipeline joint venture of $688,000 in 1997.

  The Company's preferred stock dividends amounted to $1,205,000 for the twelve months ended December 31, 1997 compared to $645,000 for 1996. The increase was due to dividends paid on the Company's Series B Convertible Preferred Stock issued on January 31, 1997 in connection with the La/Cal II Acquisition.

  Year ended December 31, 1996 versus year ended December 31, 1995--Total revenues in 1996 increased to $9,769,000 and were $3,595,000 (58%) higher than total revenues in 1995 due to a full year of the combined entities which resulted in higher oil and gas sales. Oil and gas sales were $2,211,000 higher due primarily to increased oil production as a result of the inclusion of revenues of the combined entities in 1996 along with increased oil prices for the year. Gas production for 1996 was lower primarily due to the early abandonment of two wells producing from a gas reservoir in the Lake Charles Field and a third well producing at a reduced rate compared to 1995. One of the abandoned wells has recently been completed in an oil reservoir. The dollar impact of this decrease was more than offset by increased gas prices received in 1996. In addition, 1996 contains a full year of revenues from the pipeline joint venture which contributed $1,538,000 compared to $573,000 for 1995.

  The following table reflects the production volumes and pricing information for the periods presented:

                                                  1996               1995
                                           ------------------ ------------------
                                                      AVERAGE            AVERAGE
                                           PRODUCTION  PRICE  PRODUCTION  PRICE
                                           ---------- ------- ---------- -------
      Gas (Mcf)........................... 1,623,377  $ 2.60  2,213,923  $ 1.72
      Oil (Bbls)..........................   165,964  $20.88    102,731  $16.27

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

  In connection with the Patrick combination, the Company paid off La/Cal's General Obligation Notes, and the related unamortized debt financing costs of $483,000 were charged to operations as an extraordinary item in the third quarter of 1995.

  The Company's preferred stock dividends amounted to $645,000 for 1996 (twelve months dividends on average of 806,000 shares outstanding) compared to $255,000 (four and one-half months dividends on average of 849,000 shares outstanding).

 Liquidity and Capital Resources

  Net cash provided by operating activities was $7,923,000 in 1997 compared to $4,373,000 in 1996 and $3,579,000 in 1995. The Company's accompanying consolidated statements of cash flows identify major differences between net income (loss) and net cash provided by operating activities for each of the years presented.

  Net cash used by investing activities amounted to $7,298,000 in 1997 compared to $4,163,000 in 1996 and net cash provided by investing activities of $8,877,000 in 1995. The year ended December 31, 1997 reflects non-acquisition capital expenditures of $9,157,000 and of cash paid in connection with the purchase of oil and gas properties of $2,075,000. These amounts were offset by proceeds from sale of the Company's interest in the pipeline joint venture ($3,564,000) and sale of certain oil and gas properties located in Montana. The year ended December 31, 1996 amount is substantially comprised of $3,992,000 in capital expenditures. The year ended December 31, 1995, reflects the receipt by the Company of $9,600,000 cash in September from the sale of the investment in the Penske Corporation as well as $1,514,000 from the sale of certain properties in Michigan, Montana and North Dakota in the fourth quarter. This was offset by the payment by the Company of $1,088,000 in connection with the Patrick combination and $650,000 for capital expenditures.

  Net cash used in financing activities was $7,287,000 in 1997 compared to $479,000 in 1996 and $12,553,000 in 1995. The 1997 amount includes the borrowing of $9,000,000 by the Company under its line of credit which was used to pay off the debt assumed in the La/Cal II Acquisition and to pay the cash portion of the purchase price. The 1997 amount also includes other borrowings of $3,000,000 against its line of credit offset by paydowns during the year of $3,500,000 and the payoff of La/Cal II debt of $7,464,000. Preferred stock dividends in 1997 amounted to $1,205,000 (Series A and Series B). The 1996 amount primarily consists of the borrowing of $1,800,000 against the Company's line of credit partially offset by debt paydowns of $1,550,000 and the payment of preferred stock dividends of $645,000 (Series A only). The 1995 amount included the borrowing of $21,000,000 by the Company which was used primarily to pay off the debt assumed from La/Cal and Patrick ($19,778,000). The remainder of the loan proceeds were used to provide working capital and pay accrued interest. The year ended 1995 also reflects debt paydowns as follows:
i) $915,000 by La/Cal on its General Obligation Notes prior to August 15, 1995; ii) $9,500,000 by the Company on its credit facility in September from the Penske sale proceeds; iii) $500,000 by the Company on its credit facility from operations/working capital iv) $1,250,000 by the Company in the fourth quarter from the sale of certain oil and gas properties. The 1995 amount also includes partnership distributions by La/Cal of $1,133,000 prior to August 15, 1995 and the Company's preferred stock dividends subsequent to the business combination in the amount of $363,000 (Series A only).

  The Company has a credit facility with Compass Bank which provides for a total borrowing base determined by the bank every six months based, in part, on the Company's oil and gas reserve information. Such borrowing base is currently $24,000,000. The maturity date for all amounts drawn under the bank credit facility is June 1, 2000. Interest is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 2%. Interest rates are set on specific draws for one, two, three or six month periods, also at the option of the Company. The weighted average interest rate at December 31, 1997 was 7.8%. The credit facility requires that minimum net worth and debt service ratios be maintained by the Company. Accordingly, the Company had $1,503,000 available for the payment of dividends at December 31, 1997. The amount outstanding under the credit facility as of December 31, 1997 was $18,500,000.

  The Company plans to incur capital expenditures in the amount of approximately $12,500,000 in 1998. The Company plans to finance such expenditures from operating cash flow and borrowings under its bank credit facility.

  The Company's business strategy is to explore and develop drilling prospects along the Gulf Coast and in West Texas and pursue strategic acquisitions of oil and gas properties that offer additional development drilling opportunities. It is anticipated that such acquisitions would be financed with bank or other institutional borrowings.

 Year 2000

  The Company believes that it has identified each of its computer systems that will require modifications to enable it to perform satisfactorily on and after January 1, 2000. The financial impact of making such modifications to the Company's systems is not expected to be material to the Company's consolidated financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Goodrich Petroleum Corporation:

  We have audited the accompanying consolidated balance sheets of Goodrich Petroleum Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goodrich Petroleum Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

  As discussed in Note D to the consolidated financial statements, in 1995, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

KPMG PEAT MARWICK LLP

Shreveport, Louisiana
February 27, 1998, except as to the
first paragraph  of Note G which is
as of March 12, 1998.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,  DECEMBER 31,
                       ASSETS                             1997          1996
                       ------                         ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents.......................... $   793,358   $   344,551
  Marketable equity securities.......................     844,000       569,700
  Accounts receivable
    Trade and other, net of allowance................   1,354,776       744,221
    Accrued oil and gas revenue......................   1,641,969     1,482,503
    Accrued pipeline joint venture...................          --       532,000
  Prepaid insurance..................................     174,201       235,578
  Other..............................................       4,000         4,888
                                                      -----------   -----------
    Total current assets.............................   4,812,304     3,913,441
                                                      -----------   -----------
PROPERTY AND EQUIPMENT
  Oil and gas properties.............................  41,154,687    19,129,512
  Furniture, fixtures and equipment..................     180,966       107,056
                                                      -----------   -----------
                                                       41,335,653    19,236,568
  Less accumulated depletion, depreciation and
   amortization......................................  (8,869,783)   (4,918,856)
                                                      -----------   -----------
    Net property and equipment.......................  32,465,870    14,317,712
                                                      -----------   -----------
OTHER ASSETS
  Investment in pipeline joint venture, net..........          --     3,616,360
  Other investments and deferred charges.............     259,744       551,471
                                                      -----------   -----------
                                                          259,744     4,167,831
                                                      -----------   -----------
      TOTAL ASSETS................................... $37,537,918   $22,398,984
                                                      ===========   ===========


                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                           DECEMBER 31,  DECEMBER 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY                1997          1996
           ------------------------------------            ------------  ------------
CURRENT LIABILITIES
  Current portion of long term debt....................... $        --   $        --
  Accounts payable........................................   1,996,887     1,108,534
  Accrued liabilities.....................................   2,708,355     1,994,730
                                                           -----------   -----------
    Total current liabilities.............................   4,705,242     3,103,264
                                                           -----------   -----------
LONG TERM DEBT............................................  18,500,000    10,000,000
OTHER LIABILITIES.........................................          --       160,520
STOCKHOLDERS' EQUITY
 Preferred stock; authorized 10,000,000 shares:
  Series A convertible preferred stock, par value $1.00
   per share; issued and outstanding 796,318 and 801,149
   shares (liquidating preference $10 per share,
   aggregating to $7,963,180 and $8,011,490)..............     796,318       801,149
  Series B convertible preferred stock, par value $1.00
   per share; issued and outstanding 750,000 shares
   (liquidation preference $10 per share, aggregating to
   $7,500,000)............................................     750,000            --
  Common stock, par value $0.20 per share; authorized
   25,000,000 shares; issued and outstanding 5,232,403 and
   5,225,564 shares.......................................   1,046,481     1,045,113
  Additional paid-in capital..............................  15,146,095     8,375,282
  Accumulated deficit.....................................  (3,490,618)     (896,444)
  Unrealized gain (loss) on marketable equity securities..      84,400      (189,900)
                                                           -----------   -----------
    Total stockholders' equity............................  14,332,676     9,135,200
                                                           -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......... $37,537,918   $22,398,984
                                                           ===========   ===========


                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1997        1996        1995
                                             -----------  ---------  ----------
REVENUES
  Oil and gas sales........................  $11,351,586  7,687,748   5,477,208
  Pipeline joint venture...................    1,078,397  1,537,806     573,393
  Other....................................      471,378    543,829     123,811
                                             -----------  ---------  ----------
    Total revenues.........................   12,901,361  9,769,383   6,174,412
                                             -----------  ---------  ----------
COSTS AND EXPENSES
  Lease operating expense and production
   taxes...................................    2,316,006  1,614,584   1,029,501
  Depletion, depreciation and amortization.    4,862,754  3,788,292   1,785,502
  Exploration..............................    3,205,730  1,149,240     193,159
  Impairment of oil and gas properties.....      549,792         --     157,000
  Interest expense.........................    1,416,675    828,394   1,132,488
  General and administrative...............    2,627,672  2,095,856     739,451
                                             -----------  ---------  ----------
    Total costs and expenses...............   14,978,629  9,476,366   5,037,101
                                             -----------  ---------  ----------
GAIN ON SALES OF ASSETS....................      688,304     88,428          --
                                             -----------  ---------  ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
 INCOME TAXES..............................   (1,388,964)   381,445   1,137,311
  Income Taxes.............................           --         --          --
                                             -----------  ---------  ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM....   (1,388,964)   381,445   1,137,311
  Extraordinary item-early extinguishment
   of debt.................................           --         --    (482,906)
                                             -----------  ---------  ----------
NET INCOME (LOSS)..........................   (1,388,964)   381,445     654,405
  Preferred stock dividends................    1,205,210    644,800     254,932
                                             -----------  ---------  ----------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK.  $(2,594,174)  (263,355)    399,473
                                             ===========  =========  ==========
BASIC LOSS PER AVERAGE COMMON SHARE........  $      (.50)      (.05)
                                             ===========  =========
DILUTED LOSS PER AVERAGE COMMON SHARE......  $      (.50)      (.05)
                                             ===========  =========
AVERAGE COMMON SHARES OUTSTANDING..........    5,229,307  5,225,564
PRO FORMA INFORMATION (UNAUDITED):
Income before extraordinary item and income
 taxes.....................................                          $1,137,311
Pro forma income taxes*....................                             402,698
                                                                     ----------
                                                                        734,613
  Extraordinary item-early extinguishment
   of debt.................................                            (482,906)
                                                                     ----------
Pro forma net income.......................                             251,707
  Preferred stock dividends................                             254,932
                                                                     ----------
Pro forma earnings (loss) available to com-
 mon stock.................................                          $   (3,225)
                                                                     ==========
Pro forma income before extraordinary item
 per average common share..................                          $      .14
Pro forma extraordinary item per average
 common share..............................                                (.14)
                                                                     ----------
Pro forma basic and diluted loss per aver-
 age common share..........................                          $       --
                                                                     ==========
Pro forma weighted average common shares
 outstanding**.............................                           3,465,318

-------
 * As described in Note D, no provision for income taxes is included in the consolidated statements of operations for the period from January 1, 1995 through August 14, 1995 for the operations of La/Cal Energy Partners (predecessor company), due to La/Cal being a partnership and income taxes were the responsibility of the individual partners of La/Cal. Certain unaudited pro forma information relating to the Company's results of operations had La/Cal been a corporation, is shown here.
** For purposes of this presentation the number of pro forma shares used for periods prior to August 15, 1995, is 2,470,653 shares, the number issued by the Company in exchange for La/Cal's net assets contributed (adjusted for the March 1998 one-for-eight reverse stock split).

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                              1997         1996        1995
                                          ------------  ----------  -----------
OPERATING ACTIVITIES
 Net income (loss)......................  $ (1,388,964)    381,445      654,405
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depletion, depreciation and
   amortization.........................     4,862,754   3,788,292    1,785,502
  Amortization of leasehold costs.......       288,037     195,027       84,174
  Amortization of deferred debt
   financing costs......................        27,694      72,329      101,531
  Gain on sale of assets................      (688,304)    (88,428)          --
  Extraordinary item-early
   extinguishment of debt...............            --          --      482,906
  Capital expenditures charged to
   income...............................     2,341,954     678,213      108,985
  Impairment of oil and gas properties..       549,792          --      157,000
  Payment of other liabilities..........      (321,040)   (364,100)    (130,010)
  Other.................................       (87,357)    (11,714)          --
                                          ------------  ----------  -----------
                                             5,584,566   4,651,064    3,244,493
  Net change in (exclusive of
   acquisition):
   Accounts receivable..................       520,391  (1,042,630)     (28,773)
   Prepaid insurance and other..........        73,933      95,179     (319,043)
   Accounts payable.....................       888,353     451,648      493,343
   Accrued liabilities..................       856,040     218,045      188,905
                                          ------------  ----------  -----------
    Net cash provided by operating
     activities.........................     7,923,283   4,373,306    3,578,925
                                          ------------  ----------  -----------
INVESTING ACTIVITIES
 Proceeds from sale of pipeline joint
  venture...............................     3,564,000          --           --
 Proceeds from sales of oil and gas
  properties............................       370,000     325,628    1,514,336
 Acquisition of oil and gas properties..    (2,074,866)   (234,378)        ----
 Capital expenditures...................    (9,156,831) (3,992,374)    (649,604)
 Sale of investment.....................            --          --    9,600,000
 Cash paid in connection with business
  combination...........................            --          --   (1,088,432)
 Other..................................            --    (261,668)    (499,297)
                                          ------------  ----------  -----------
    Net cash provided by (used in)
     investing activities...............    (7,297,697) (4,162,792)   8,877,003
                                          ------------  ----------  -----------
FINANCING ACTIVITIES
 Proceeds from bank borrowings..........    12,000,000   1,800,000   21,000,000
 Principal payments of bank borrowings..   (10,963,919) (1,550,000) (31,942,841)
 Preferred stock dividends..............    (1,205,210)   (644,800)    (362,893)
 Retirement of preferred stock..........        (7,650)    (74,357)          --
 Partnership distributions..............            --          --   (1,132,735)
 Payment of debt financing costs........            --     (10,256)    (114,771)
                                          ------------  ----------  -----------
    Net cash provided by (used in)
     financing activities...............      (176,779)   (479,413) (12,553,240)
                                          ------------  ----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................       448,807    (268,899)     (97,312)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD..............................       344,551     613,450      710,762
                                          ------------  ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD.................................  $    793,358     344,551      613,450
                                          ============  ==========  ===========

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      SERIES A               SERIES B
                                   PREFERRED STOCK       PREFERRED STOCK       COMMON STOCK
                    PARTNERS'   ----------------------  ------------------ --------------------- ADDITIONAL
                     CAPITAL    NUMBER OF                NUMBER     PAR      NUMBER                PAID-IN    ACCUMULATED
                    (DEFICIT)     SHARES    PAR VALUE   OF SHARES  VALUE   OF SHARES* PAR VALUE*  CAPITAL*      DEFICIT
                   -----------  ----------  ----------  --------- -------- ---------- ---------- -----------  -----------
BALANCE AT
DECEMBER 31,
1994.............  $(2,081,217)         --  $       --        --  $     --        --  $       -- $        --  $        --
Partnership
distributions....   (1,229,344)         --          --        --        --        --          --          --           --
Business
combination......    3,310,561   1,098,710   1,098,710        --        -- 4,941,307     988,262   7,176,367           --
Net income.......           --          --          --        --        --        --          --   1,032,562     (378,157)
Conversion of
preferred stock..           --    (363,851)   (363,851)       --        --   284,257      56,851     307,000           --
Preferred stock
dividends--Series
A ($.30 per
share)...........           --          --          --        --        --        --          --          --     (254,932)
                   -----------  ----------  ----------   -------  -------- ---------  ---------- -----------  -----------
BALANCE AT
DECEMBER 31,
1995.............           --     734,859     734,859        --        -- 5,225,564   1,045,113   8,515,929     (633,089)
Net Income.......           --          --          --        --        --        --          --          --      381,445
Unrealized
depreciation of
marketable
securities a
available for
sale.............           --          --          --        --        --        --          --          --           --
Preferred stock
dividends--Series
A ($.80 per
share)...........           --          --          --        --        --        --          --          --     (644,800)
Retirement of
preferred stock..           --     (10,000)    (10,000)       --        --        --          --     (64,357)          --
Reinstatement of
preferred stock
under appraisal
rights...........           --      76,290      76,290        --        --        --          --     (76,290)          --
                   -----------  ----------  ----------   -------  -------- ---------  ---------- -----------  -----------
BALANCE AT
DECEMBER 31,
1996.............           --     801,149     801,149        --        -- 5,225,564   1,045,113   8,375,282     (896,444)
Net loss.........           --          --          --        --        --        --          --          --   (1,388,964)
Unrealized
appreciation of
marketable
securities
available for
sale.............           --          --          --        --        --        --          --          --           --
Issuance of
Series B
Preferred Stock..           --          --          --   750,000   750,000        --          --   6,750,000           --
Preferred stock
dividends
 Series A ($.80
 per share.......           --          --          --        --        --        --          --          --     (638,023)
 Series B ($.76
 per share)......           --          --          --        --        --        --          --          --     (567,187)
Conversion of
preferred stock
to common stock..           --      (3,831)     (3,831)       --        --     2,993         599       3,232           --
Employee stock
grants...........           --          --          --        --        --     3,846         769      24,231           --
Retirement of
Series A
preferred stock..           --      (1,000)     (1,000)       --        --        --          --      (6,650)          --
                   -----------  ----------  ----------   -------  -------- ---------  ---------- -----------  -----------
BALANCE AT
DECEMBER 31,
1997.............  $        --     796,318  $  796,318   750,000  $750,000 5,232,403  $1,046,481 $15,146,095  $(3,490,618)
                   ===========  ==========  ==========   =======  ======== =========  ========== ===========  ===========
                   UNREALIZED
                   GAIN (LOSS)
                       ON
                   MARKETABLE      TOTAL
                     EQUITY    STOCKHOLDERS'
                   SECURITIES     EQUITY
                   ----------- -------------
BALANCE AT
DECEMBER 31,
1994.............   $      --   $(2,081,217)
Partnership
distributions....          --    (1,229,344)
Business
combination......          --    12,573,900
Net income.......          --       654,405
Conversion of
preferred stock..          --            --
Preferred stock
dividends--Series
A ($.30 per
share)...........          --      (254,932)
                   ----------- -------------
BALANCE AT
DECEMBER 31,
1995.............          --     9,662,812
Net Income.......          --       381,445
Unrealized
depreciation of
marketable
securities a
available for
sale.............    (189,900)     (189,900)
Preferred stock
dividends--Series
A ($.80 per
share)...........          --      (644,800)
Retirement of
preferred stock..          --       (74,357)
Reinstatement of
preferred stock
under appraisal
rights...........          --            --
                   ----------- -------------
BALANCE AT
DECEMBER 31,
1996.............    (189,900)    9,135,200
Net loss.........          --    (1,388,964)
Unrealized
appreciation of
marketable
securities
available for
sale.............     274,300       274,300
Issuance of
Series B
Preferred Stock..          --     7,500,000
Preferred stock
dividends
 Series A ($.80
 per share.......          --      (638,023)
 Series B ($.76
 per share)......          --      (567,187)
Conversion of
preferred stock
to common stock..          --            --
Employee stock
grants...........          --        25,000
Retirement of
Series A
preferred stock..          --        (7,650)
                   ----------- -------------
BALANCE AT
DECEMBER 31,
1997.............   $  84,400   $14,332,676
                   =========== =============

-----
* All share and dollar amounts have been restated to retroactively reflect the March 1998 reverse stock split.

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

NOTE A--DESCRIPTION OF BUSINESS

  The Company is in the primary business of the exploration and production of crude oil and natural gas. The subsidiaries have interests in such operations in seven states, primarily in Louisiana and Texas. Two of the Company's subsidiaries also had a minority interest in a natural gas pipeline joint venture located in the state of Texas until such interest was sold in 1997.

NOTE B--BUSINESS COMBINATIONS

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

  The La/Cal II acquisition was accounted for as a purchase business combination and the operations of the related properties are included in the Company's results of operations subsequent to January 31, 1997.

  On August 15, 1995, the transactions contemplated by the Agreement and Plan of Merger among Patrick Petroleum Company ("Patrick"), La/Cal Energy Partners ("La/Cal"), Goodrich Petroleum Corporation (the "Company"), and Goodrich Acquisition, Inc. were completed. The Agreement provided for a combination of Patrick and La/Cal, as a result of which the businesses previously conducted by Patrick and La/Cal were subsequently conducted by the Company.

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

NOTE C--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation--The consolidated financial statements include the financial statements of Goodrich Petroleum Corporation, its two wholly-owned subsidiaries, and one of its wholly-owned subsidiary's four wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

  Oil and gas revenues--Oil and gas revenues are recorded using the accrual method of accounting.

  Property and Equipment--The Company uses the successful efforts method of accounting for exploration and development expenditures.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

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

  During the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 121, an impairment is determined to have occurred and a loss is recognized when the net of future cash inflows expected to be generated by an identifiable long-lived asset and cash outflows expected to be required to obtain those cash inflows is less than the carrying value of the asset. The Company performs this comparison for its oil and gas properties on a field-by-field basis. The amount of such loss is measured based on the difference between the discounted value of such net future cash flows and the carrying value of the asset. The Company recorded such impairments in 1997 and 1995 in the amounts of $550,000 and $157,000, respectively.

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

  Marketable Equity Securities--In accordance with SFAS No. 115, the Company has classified its investment in marketable equity securities as available for sale. Accordingly, unrealized holding gains and losses are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

  Investment in Pipeline Joint Venture--Prior to its sale in October 1997, the Company's investment consisted of a 20% interest in an intrastate natural gas pipeline joint venture. The Company's carrying basis in the investment was established at August 15, 1995 (fair value) and was being amortized on a basis which matched the amortization with the monthly maximum average contract quantities over the estimated remaining term of the joint venture. Amortization amounted to $741,000, $1,060,000 and $403,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company recorded its equity in joint venture earnings as revenues in the statement of operations in the periods when the contract payments were earned.

  Income Taxes--The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes which requires income taxes be accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997
carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  The federal income tax effect of La/Cal's activities (prior to August 15, 1995) is not reflected in the financial statements since such taxes were the responsibility of the individual partners of La/Cal. The Company became subject to income taxes as of August 15, 1995, as a result of the business combination.

  Earnings Per Share--In 1997, the Company, adopted SFAS No. 128, "Earnings per Share". SFAS 128 established requirements for the computation of basic earnings per share and diluted earnings per share and was effective for financial statements issued for periods ending after December 15, 1997. Earnings per share amounts for prior periods have been restated to conform with SFAS 128.

  As discussed previously, La/Cal's activities prior to the business combination were conducted in the form of a partnership and the Company was established in corporate form on August 15, 1995. Earnings per share information for 1995 has been presented on a pro forma basis to reflect such information as if La/Cal had been operated as a corporation prior to August 15, 1995.

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

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE D--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996.

                                     DECEMBER 31, 1997      DECEMBER 31, 1996
                                   ---------------------- ---------------------
                                    CARRYING               CARRYING
                                     AMOUNT    FAIR VALUE   AMOUNT   FAIR VALUE
                                   ----------- ---------- ---------- ----------
Financial asset--
  Marketable equity securities.... $   844,000    844,000    569,700    569,700
Financial liabilities--
  Other liabilities...............     160,520    160,520    517,572    503,161
  Long-term debt (including
   current maturities)............ $18,500,000 18,500,000 10,000,000 10,000,000

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

NOTE E--ACCRUED LIABILITIES

  Accrued liabilities as of December 31, 1997 and 1996 consisted of the following:

                                                               1997      1996
                                                            ---------- ---------
Advanced billings.......................................... $  607,905   315,081
Accrued interest...........................................    400,069   238,969
Accrued drilling costs.....................................    244,971        --
Environmental contingency..................................    198,733   275,000
Prior years' state income and franchise tax assessment.....    175,000   175,000
Liability to shareholders of acquired company..............    166,496   177,585
Current portion--consulting agreement contracts............    160,520   357,052
Other......................................................    754,661   456,043
                                                            ---------- ---------
                                                            $2,708,355 1,994,730
                                                            ========== =========

NOTE F--LONG TERM DEBT

  Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                            1997        1996
                                                         ----------- ----------
Borrowings under credit facility, interest, at prime or
 LIBOR plus 2% (see below) (weighted average rate at
 December 31, 1997--7.8%); principal due June 1, 2000... $18,500,000 10,000,000
Less current portion....................................          --         --
                                                         ----------- ----------
Long-term debt, excluding current portion............... $18,500,000 10,000,000
                                                         =========== ==========

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997
  The Company has a credit facility with Compass Bank which provides for a total borrowing base determined by the bank every six months based in part, on the Company's oil and gas reserve information. Such borrowing base is currently $24,000,000. The maturity date for all amounts drawn under the bank credit facility is June 1, 2000. Interest is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 2%. Interest rates are set on specific draws for one, two, three or six month periods, also at the option of the Company. The credit facility requires the Company to maintain minimum net worth of $13,000,000 plus 50% of net income, as defined, subsequent to December 31, 1997. Under such restriction, the Company had $1,503,000 available for the payment of dividends at December 31, 1997. The credit facility also requires a minimum debt service ratio of 1.25 to 1. The amount outstanding under the credit facility as of December 31, 1997 was $18,500,000.

  Substantially all of the Company's assets are pledged to secure this credit facility.

  Interest paid during 1997, 1996 and 1995 amounted to $1,038,221, $562,593 and $968,190, respectively.

NOTE G--STOCKHOLDERS' EQUITY

  Common Stock--On March 12, 1998, the Company effected a one for eight reverse stock split of its common stock. All share and per share amounts of all periods presented have been adjusted to retroactively give effect to the reverse stock split.

  At December 31, 1997, unissued shares of Goodrich common stock were reserved in the amount of 1,167,717 shares for the conversion of convertible preferred stock and 342,692 shares for stock option plans.

  Preferred Stock--The Series A Convertible Preferred Stock has a par value of $1.00 per share with a liquidation preference of $10.00 per share, is convertible at the option of the holder at any time, unless earlier redeemed, into shares of Common Stock of the Company at an initial conversion rate of
 .417 shares of Common stock per share of Series A Preferred. The Series A Preferred Stock also will automatically convert to Common Stock if the closing price for the Series A Preferred Stock exceeds $15.00 per share for ten consecutive trading days. The Series A Preferred Stock is redeemable in whole or in part, at $12.00 per share, plus accrued and unpaid dividends. Dividends on the Series A Preferred Stock accrue at an annual rate of 8%.

  As a result of the combination transactions, the Company was required to offer a special conversion right to all holders of the Series A Preferred Stock for a period of 61 days beginning August 18, 1995. On October 18, 1995, holders of 45,481 shares of the Company's Series A Preferred Stock elected to convert their shares to Common Stock at an exchange rate of .781 to 1. This conversion resulted in the Company issuing an additional 284,257 shares of Common Stock.

  The Company issued 750,000 shares of Series B Convertible Preferred Stock in connection with its acquisition of the La/Cal II properties on January 31, 1997. The Series B Convertible Preferred Stock has a par value of $1.00 per share with a liquidation preference of $10.00 per share and rank junior to the Series A Preferred Stock. The shares of Series B Preferred Stock are convertible at the option of the holder at any time, unless earlier redeemed, into shares of Common Stock of the Company at the conversion rate of 1.12 shares of Common Stock per share of Series B Preferred Stock. The Series B Preferred Stock are not redeemable by the Company prior to January 31, 2001, and subsequently, are redeemable at $10.00 per share. Dividends on the Series B Preferred Stock accrue at an annual rate of 8.25%.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

  Stock Option and Incentive Programs--Goodrich currently has two plans which provide for stock option and other incentive awards for the Company's key employees, consultants and directors. The Goodrich Petroleum Corporation 1995 Stock Option Plan allows the Board of Directors to grant stock options, restricted stock awards, stock appreciation rights, long-term incentive awards and phantom stock awards, or any combination thereof to key employees and consultants. The Goodrich Petroleum Corporation 1995 Nonemployee Director Stock Option Plan provides for the grant of options to each director who is not and has never been an employee of the Company. Additionally, Goodrich assumed certain outstanding stock options of Patrick as a result of the business combination.

  The Goodrich plans authorize grants of options to purchase up to a combined total of 437,500 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant and all stock options granted under the 1995 Stock Option Plan generally have ten year terms and five year pro rata vesting.

  The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $2.57, $3.06 and $3.88 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997--expected dividend yield 0%, risk-free interest rate of 7.5%, and an expected life of 6 years; 1996--expected dividend yield 0%, risk-free interest rate of 7.5%, and an expected life of 6 years; 1995--expected dividend yield 0%, risk-free interest rate of 7.5%, and an expected life of 6 years; expected volatility of stock over expected life of the options--35%.

  The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                                   1997        1996      1995
                                                -----------  --------  --------
Net income (loss).................  As reported $(1,388,964)  381,445   654,405
                                    Pro forma    (1,452,644)  225,135   464,885
Earnings (loss) applicable to com-
 mon stock........................  As reported  (2,594,174) (263,355)  399,473
                                    Pro forma    (2,657,854) (419,665) (209,953)
Basic and diluted earnings (loss)
 per average common share.........  As reported        (.50)     (.05)        *
                                    Pro forma          (.51)     (.08)        *

--------
* Not calculated due to entity not being in corporate form during a portion of 1995.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

  Earnings Per Share--Both series of the Company's convertible preferred stock and its stock options are considered to be potential common stock but have not been included in the computation of diluted earnings per share because to do so would have been antidillutive for all periods presented.

  Stock option transactions during 1997, 1996 and 1995, with separate presentation for the options assumed from Patrick, were as follows:

                                               WEIGHTED                       WEIGHTED AVERAGE
                             NUMBER OF         AVERAGE          RANGE OF          REMAINING
                              OPTIONS       EXERCISE PRICE   EXERCISE PRICE   CONTRACTUAL LIFE
                          ----------------  -------------- ------------------ -----------------
                                   PATRICK         PATRICK           PATRICK           PATRICK
                           TOTAL    ONLY    TOTAL   ONLY    TOTAL     ONLY     TOTAL     ONLY
                          -------  -------  ------ ------- -------- --------- -------- --------
Outstanding January 1,
 1995
  Assumed from Patrick..  208,825  208,825  $18.56  18.56
  Granted--1995 Stock
   Option Plan..........  113,750       --    8.16     --
  Granted--1995 Non
   Employee Director
   Stock Option Plan....   22,500       --    7.76     --
  Expiration of Options.  (11,875) (11,875)  18.00  18.00
                          -------  -------
Outstanding December 31,
 1995...................  333,200  196,950   14.24  18.56  $7.60 to $16.00 to 5.0 yrs. 2.6 yrs.
                                                             $24.00 $   24.00
  Granted--1995 Stock
   Option Plan..........   49,375       --    6.08     --
  Granted--1995 Non-
   Employee Director
   Stock Option Plan....   11,250       --    7.52     --
  Expiration of Options.  (39,883) (39,883)  18.00  18.00
                          -------  -------
Outstanding December 31,
 1996...................  353,942  157,067   12.48  18.70  $6.00 to $16.00 to 5.4 yrs. 2.0 yrs.
                                                             $24.00 $   24.00
  Granted--1995 Stock
   Option Plan..........   67,500       --    6.48     --
  Granted--1995 Non-
   Employee Director
   Stock Option Plan....    6,250       --    5.52     --
  Expiration of Options.  (86,250) (86,250)  18.80  18.78
                          -------  -------
Outstanding December 31,
 1997...................  341,442   70,817    9.60  18.60  $5.50 to $16.00 to 7.4 yrs. 4.2 yrs.
                          =======  =======                   $24.00 $   24.00

Exercisable December 31,
 1995...................  224,450  196,950  $17.23  18.56
Exercisable December 31,
 1996...................  219,129  157,067   15.63  18.70
Exercisable December 31,
 1997...................  172,317   70,817   12.13  18.60

NOTE H--COMMITMENTS AND CONTINGENCIES

  The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean-up of the site will be approximately $3.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of December 31, 1997, the Company has paid approximately $211,000 in costs related to this matter and has $199,000 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

  The Company is party to additional lawsuits arising in the normal course of business. The Company intends to defend these actions vigorously and believes, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to its financial position or results of operations.

NOTE I--INCOME TAXES

  Income tax expense for the years ending December 31, 1997, 1996 and the period from August 15, 1995 through December 31, 1995 consists of:

                                                         CURRENT DEFERRED  TOTAL
                                                         ------- --------  -----
Year Ended December 31, 1997:
  U.S. Federal.......................................... $14,643 (14,643)    --
  State.................................................      --      --     --
                                                         ------- -------    ---
                                                          14,643 (14,643)    --
                                                         ======= =======    ===
Year Ended December 31, 1996:
  U.S. Federal.......................................... $    --      --     --
  State.................................................      --      --     --
                                                         ------- -------    ---
                                                              --      --     --
                                                         ======= =======    ===
Period from August 15, through December 31, 1995:
  U.S. Federal.......................................... $25,000 (25,000)    --
  State.................................................      --      --     --
                                                         ------- -------    ---
                                                          25,000 (25,000)    --
                                                         ======= =======    ===

  Following is a reconciliation of the U.S. statutory income tax rate to the Company's effective rate on loss before income taxes for the years ended December 31, 1997, 1996 and the period from August 15, 1995 through December 31, 1995:

                                                         1997    1996   1995
                                                         -----   -----  -----
U.S. Statutory Income Tax Rate.......................... (35.0)%  35.0% (35.0)%
Increase in deductible temporary differences for which
 no benefit recorded....................................  34.9      --   28.2
Change in the beginning of the year balance of the
 valuation allowance allocated to income tax income
 expense................................................    --   (35.5)    --
Nondeductible expenses..................................    .1      .5    6.8
                                                         -----   -----  -----
                                                            --      --     --
                                                         =====   =====  =====

  The significant components of deferred income tax expense for the years ended December 31, 1997, 1996 and the period from August 15, 1995 through December 31, 1995 are as follows:

                                                       1997      1996   1995
                                                    -----------  ---- --------
Deferred tax benefit (exclusive of utilization of
 net operating loss carryforwards).................  (1,023,016)  --  (657,938)
Utilization of net operating loss carryforward.....   1,008,373   --   632,938
                                                    -----------  ---  --------
                                                    $   (14,643)  --   (25,000)
                                                    ===========  ===  ========

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.

                                                     DECEMBER 31,  DECEMBER 31,
                                                         1997          1996
                                                     ------------  ------------
Deferred tax assets:
Differences between book and tax basis of:
  Property and equipment............................ $         --       31,026
  Marketable equity securities......................       96,616      206,621
  Contingent liabilities............................      198,469      229,044
  Consulting agreement contracts....................       56,182      181,150
  Other.............................................       65,199       59,949
Operating loss carryforwards........................   11,742,835   13,523,211
Statutory depletion carryforward....................    5,615,003    5,376,361
AMT Tax credit carryforward.........................    1,460,869    1,446,226
Investment tax credit carryforward..................      189,336      747,378
                                                     ------------  -----------
Total gross deferred tax assets.....................   19,424,509   21,800,966
Less valuation allowance............................  (16,884,247) (20,729,196)
                                                     ------------  -----------
Net deferred tax assets.............................    2,540,262    1,071,770
                                                     ------------  -----------
Deferred tax liability:
Differences between book and tax basis of:
  Investment in Pecos pipeline......................           --   (1,046,770)
  Property and equipment............................   (2,500,619)          --
                                                     ------------  -----------
Total gross deferred liability......................   (2,500,619)  (1,046,770)
                                                     ------------  -----------
Net deferred tax asset.............................. $     39,643       25,000
                                                     ============  ===========

  The valuation allowance for deferred tax assets decreased $3,844,949 for the year ended December 31, 1997 and increased $1,267,901 for the year ended December 31, 1996. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based primarily upon the level of projections for future taxable income generated primarily by the reversal of future taxable temporary differences over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1997. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

  The following table summarizes the amounts and expiration dates of operating loss and investment tax credit carryforwards:

                                                               INVESTMENT TAX CREDIT
       OPERATING LOSS CARRYFORWARDS                                CARRYFORWARDS
      --------------------------------                      -------------------------------------------------
        AMOUNT                EXPIRES                        AMOUNT                        EXPIRES
      -----------             -------                       --------                       -------
      $   575,215              2004                           22,591                        1999
        1,080,772              2005                           68,171                        2000
        7,093,823              2006                           96,466                        2001
        8,860,622              2007                            2,108                        2002
        4,285,746              2008
        3,247,494              2009
        5,480,870              2010
          600,706              2011
        2,325,708              2012
      -----------                                           --------
      $33,550,956                                           $189,336
      ===========                                           ========

  As a result of the August 15, 1995 business combination, the Company's annual utilization of its net operating and statutory depletion carryforwards generated prior to the business combination are limited under Internal Revenue Code Section 382. Such limitation is determined annually and is comprised of a base amount of $1,682,797 plus any recognized "built in gains" existing at August 15, 1995. Such limitation amounted to $9,400,000 in 1996 and is estimated to be $13,500,000 in 1997.

  The Company's statutory depletion carryforwards and AMT credit carryovers have no expiration date.

  As described in Note D, no provision for income taxes for La/Cal was included in the statements of operations prior to August 15, 1995 due to the tax effect of Partnership activities being the responsibility of the individual Partners.

  The Company paid income taxes of $0, $107,237 and $0 in 1997, 1996 and 1995, respectively.

NOTE J--RELATED PARTY TRANSACTIONS.

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

  During 1997, 1996 and 1995, the Company paid Goodrich Oil Company $74,981, $118,775 and $50,132 for certain general and administrative expenses. During 1995, the company paid Goodrich Oil Company $222,530 for reimbursement of expenses related to the business combination. Amounts payable to Goodrich Oil Company were $0 and $19,783 at December 31, 1997 and 1996.

  The Company paid $167,500, $150,000 and $58,250 to the Company's Chairman, Mr. Henry Goodrich during 1997, 1996 and 1995, respectively, under a consulting agreement which expires in August 2000.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE K--NATURAL GAS AND CRUDE OIL COST DATA AND RESULTS OF OPERATIONS

  The following reflects the Company's capitalized costs related to natural gas and oil activities at December 31, 1996 and 1995:

                                                             1997        1996
                                                          ----------- ----------
Proved properties........................................ $39,343,362 17,908,303
Unproved properties......................................   1,811,325  1,221,209
                                                          ----------- ----------
                                                           41,154,687 19,129,512
Less accumulated depreciation and depletion..............   8,798,501  4,885,687
                                                          ----------- ----------
  Net property and equipment............................. $32,356,186 14,243,825
                                                          =========== ==========

  The following table reflects certain data with respect to natural gas and oil property acquisitions, exploration and development activities:

                                              YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                             1997          1996       1995
                                          -----------    --------- ----------
Property acquisition
  Proved................................. $17,308,540(a)     7,068 10,680,422(b)
  Unproved...............................     886,647      231,053    274,329
Exploration..............................   5,535,783    3,866,205         --
Development..............................   3,598,177      359,075         --
                                          -----------    --------- ----------
                                          $27,329,147    4,463,401 10,954,751
                                          ===========    ========= ==========

--------
(a) Includes properties acquired in the La/Cal II Acquisition including portions funded with Serial B Preferred Stock ($7,500,000)
(b) Properties acquired from Patrick.

  Results of operations for natural gas and oil producing activities follow:

                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                   1997       1996       1995
                                                ----------- --------- ----------
Sales to unaffiliated customers...............  $11,351,586 7,687,748  5,477,208
Production costs (lease operating expense and
 taxes).......................................    2,316,006 1,614,584  1,029,501
Exploration expenses..........................    3,205,730 1,149,240    193,159
Impairment of oil and gas properties..........      549,792        --    157,000
Depreciation, depletion and amortization......    4,065,998 2,684,494  1,356,060
                                                ----------- --------- ----------
                                                 10,137,526 5,448,318  2,735,720
                                                ----------- --------- ----------
Results of operations (before pro forma income
 taxes in 1995)...............................  $ 1,214,060 2,239,430  2,741,488
                                                =========== =========
Pro forma income taxes (Unaudited)............                           970,703
                                                                      ----------
Pro forma results of operations (Unaudited)...                        $1,770,785
                                                                      ==========

  La/Cal operated as a partnership since its formation to the date of the business combination (August 15, 1995) and, accordingly, did not directly pay income taxes. Pro forma income tax expense and the results of oil and gas operations as adjusted for pro forma income taxes are reflected above for that period in order to reflect

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997
the impact of income taxes as if La/Cal had been organized as a corporation. No income taxes have been reflected above for the Company for the periods subsequent to the August 15, 1995, business combination due to its estimate that net operating loss and statutory depletion loss carryforwards will be utilized to offset future taxable income.

NOTE L--CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

  Due to the nature of the industry the Company sells its oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. Additionally, prior to the sale of the Company's interest in its pipeline joint venture in 1997, it received net monthly payments from its partner, Mitchell Marketing Company. Revenues from these sources as a percent of total revenues for the periods presented were as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  ----------------
                                                                  1997  1996  1995
                                                                  ----  ----  ----
      Seaber Corporation of Louisiana............................  44%   35%   55%
      Texaco.....................................................  11%   --    --
      Mobil Oil Corporation......................................  10%   22%   16%
      Mitchell Marketing Company.................................   9%   16%    9%

NOTE M--PATRICK ASSETS AND LIABILITIES ACQUIRED

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
                                                                  ------------
                                                                  $ 13,662,332
                                                                  ============

  The former common shareholders of Patrick received 2,470,653 (retroactively adjusted for March 1998 one-for-eight reverse stock split) shares of the Company's common stock and the former preferred shareholders of Patrick effectively received 1,175,000 shares of the Company's preferred stock in the business combination. As reflected in the consolidated statements of stockholders' equity, the issuance of such shares resulted in an increase in stockholders' equity of $12,573,900.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE N--SALES OF ASSETS

  On October 16, 1997, the Company sold its 20% interest in a natural gas pipeline joint venture. The adjusted sales price was $3,564,000 and the Company recognized a gain on the sale (both pre-tax and after-tax) in the fourth quarter of $688,304.

  The Company sold its interests in certain oil and gas properties located in Montana for $370,000 in 1997, resulting in a gain of $18. The Company sold its interest in certain oil and gas properties located in North Dakota for $325,000 in 1996, resulting in a gain of $88,000. The Company sold certain oil and gas properties in Michigan, Montana and North Dakota for $1,514,000 in 1995, such transactions resulting in no gain or loss.

NOTE O--PRO FORMA FINANCIAL RESULTS OF OPERATIONS

  Selected results of operations on a pro forma basis for the year ended December 31, 1995 as if the combination transactions had occurred on January 1, 1995, are as follows:

      Revenues...................................................... $11,588,318
      Income before extraordinary item..............................   2,510,494
      Net income....................................................   2,027,588
      Earnings applicable to common stock...........................   1,377,588
      Earnings before extraordinary item per average common share...         .04
      Basic and diluted earnings per average common share........... $       .03

  The pro forma operations for the year ended December 31, 1995 contain a net gain on the sale of an investment which accounted for $1,563,762 of net income and $ .04 income per share.

NOTE P--ACQUISITION OF OIL GAS PROPERTIES

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

  Selected results of operations on a pro forma basis as if the La/Cal II Acquisition had occurred on January 1, 1997 and January 1, 1996, respectively are as follows:

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
                                                              (UNAUDITED)
      Revenues.......................................... 13,422,000  14,370,000
      Net income (loss)................................. (1,154,000)  1,715,000
      Earnings (loss) applicable to common stock........ (2,411,000)    451,000
      Basic and diluted earnings (loss) per average
       common share.....................................       (.46)        .09

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE Q--SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

  The supplemental oil and gas reserve information that follows is presented in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities. The schedules provide users with a common base for preparing estimates of future cash flows and comparing reserves among companies. Additional background information follows concerning the schedules.

  The supplemental oil and gas reserve information that follows for the year ended December 31, 1995 relates to properties owned by La/Cal prior to the business combination with Patrick (period from January 1, 1995 through August 14, 1995) and properties of the combined entities subsequent to the business combination with Patrick (period from August 15, 1995 through December 31,
1995). All of the subject reserves are located in the continental United
States.

 Schedules 1 and 2--Estimated Net Proved Oil and Gas Reserves

  Substantially all of the Company's reserve information related to crude oil, condensate, and natural gas liquids and natural gas was compiled based on evaluations performed by Coutret & Associates, Inc. for the years ended December 31, 1997 and 1996, and by several engineering firms and the Company internally for the year ended December 31, 1995.

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

  The calculated value of proved reserves is not necessarily indicative of either fair market value or present value of future cash flows because prices, costs, and governmental policies do not remain static; appropriate discount rates may vary; and extensive judgment is required to estimate the timing of production. Other logical assumptions would likely have resulted in significantly different amounts. Average crude oil prices received for oil and the average price received by well for natural gas, effective at the end of each year, were used for this calculation, and were $16.50 per Bbl and $2.59 per Mcf, respectively as of December 31, 1997, and $23.88 per Bbl and $4.17 per Mcf, respectively as of December 31, 1996 and $17.90 per Bbl and $2.01 per Mcf, respectively as of December 31, 1995. Oil and gas prices have subsequently declined from December 31, 1997 levels.

  Schedule 3 also presents a summary of the principal reasons for change in the standard measure of discounted future net cash flows for each of the three years in the period ended December 31, 1997.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

SCHEDULE 1--ESTIMATED NET PROVED GAS RESERVES (MCF)

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
Proved:
  Balance, beginning of period............. 18,184,738  18,887,189  21,983,004
  Revisions of previous estimates.......... (1,582,986) (3,989,734) (5,727,528)
  Purchase of minerals in place............  3,761,481       3,594   5,324,607
  Extensions, discoveries, and other
   additions............................... 19,707,712   4,961,754     375,800
  Production............................... (2,449,320) (1,623,377) (2,213,923)
  Sales of minerals in place...............    (51,011)    (54,688)   (854,771)
                                            ----------  ----------  ----------
  Balance, end of period................... 37,570,614  18,184,738  18,887,189
                                            ==========  ==========  ==========
Proved developed:
  Beginning of period...................... 13,911,003  13,815,905  18,839,882
  End of period............................ 16,600,669  13,911,003  13,815,905

SCHEDULE 2--ESTIMATED NET PROVED OIL RESERVES (BARRELS)

                             YEAR ENDED DECEMBER 31,
                           ------------------------------
                             1997       1996       1995
                           ---------  ---------  --------
Proved:
  Balance, beginning of
   period................. 1,050,210    940,147   523,722
  Revisions of previous
   estimates..............   132,327     44,980  (236,934)
  Purchase of minerals in
   place.................. 1,614,779         --   938,465
  Extensions, discoveries,
   and other additions.... 1,685,438    278,129     3,389
  Production..............  (282,380)  (165,964) (102,731)
  Sale of minerals in
   place..................  (101,984)   (47,082) (185,764)
                           ---------  ---------  --------
  Balance, end of period.. 4,098,390  1,050,210   940,147
                           =========  =========  ========
Proved, developed:
  Beginning of period.....   969,868    920,557   504,908
  End of period........... 2,292,626    969,868   920,557

SCHEDULE 3--STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
                                                         (IN THOUSANDS)
Future cash inflows................................ $155,542   96,668   51,615
Future production and development costs............  (26,906) (11,031)  (8,267)
Future income tax expense..........................  (24,177) (13,624)  (4,150)
                                                    --------  -------  -------
Future net cash flows..............................  104,459   72,013   39,198
10% annual discount for estimated timing of cash
 flows.............................................  (40,456) (24,656) (12,316)
                                                    --------  -------  -------
Standardized measure of discounted future net cash
 flows............................................. $ 64,003   47,357   26,882
                                                    ========  =======  =======
Average year end prices:
  Natural gas (per Mcf)............................ $   2.59     4.17     2.01
  Crude oil (per Bbl).............................. $  16.50    23.88    17.90

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1997

  The following are the principal sources of change in the standardized measure of discounted net cash flows for the years shown:

                                                        YEAR ENDED DECEMBER
                                                                31,
                                                       ------------------------
                                                         1997     1996    1995
                                                       --------  ------  ------
                                                           (IN THOUSANDS)
Net changes in prices and production costs related to
 future production...................................  $(32,327) 24,061     829
Sales and transfers of oil and gas produced, net of
 production costs....................................    (9,036) (6,073) (4,448)
Net change due to revisions in quantity estimates....      (991) (8,730) (8,848)
Net change due to extensions, discoveries and im-
 proved recovery.....................................    37,465  15,532     521
Net change due to purchase and sales of minerals-in-
 place...............................................    16,065    (792) 11,090
Development costs incurred during the period.........     3,598     359      --
Net change in income taxes...........................    (4,094) (6,524) (3,475)
Accretion of discount................................     5,736   3,036   2,752
Change in production rates (timing) and other........       230    (394)    945
                                                       --------  ------  ------
                                                       $ 16,646  20,475    (634)
                                                       ========  ======  ======

                        GOODRICH PETROLEUM CORPORATION

                   CONSOLIDATED QUARTERLY INCOME INFORMATION
                                  (UNAUDITED)

                            FIRST     SECOND      THIRD      FOURTH
          1997             QUARTER    QUARTER    QUARTER    QUARTER      TOTAL
          ----            ---------- ---------  ---------  ----------  ----------
Revenues................  $3,597,401 3,068,455  3,170,563   3,064,942  12,901,361
Costs and expenses......   2,860,461 3,049,380  3,409,319   5,659,469  14,978,629
Gain on sale of assets..          18        --         --     688,286     688,304
Net income (loss).......     736,958    19,075   (238,756) (1,906,241) (1,388,964)
Preferred stock divi-
 dends..................     263,315   314,102    313,891     313,902   1,205,210
Earnings (loss) applica-
 ble to common stock....     473,643  (295,027)  (552,647) (2,220,143) (2,594,174)
Basic and diluted
 earnings (loss) per
 average common share...         .09      (.06)      (.11)       (.42)       (.50)
          1996
          ----
Revenues................  $2,606,664 2,159,719  2,145,322   2,857,678   9,769,383
Costs and expenses......   2,374,423 2,445,198  2,082,413   2,574,332   9,476,366
Gain (loss) on sale of
 assets.................      44,124     3,000     48,127      (6,823)     88,428
Net income (loss).......     276,365  (282,479)   111,036     276,523     381,445
Preferred stock divi-
 dends..................     162,230   162,190    160,190     160,190     644,800
Earnings (loss) applica-
 ble to common stock....     114,135  (444,669)   (49,154)    116,333    (263,355)
Basic and diluted
 earnings (loss) per
 average common share...         .02      (.09)      (.01)        .02        (.05)

  Prior to the sale of the Company's pipeline joint venture interest in the fourth quarter of 1997, the Company's quarterly revenues and costs and expenses were impacted by the fact that the pipeline joint venture contract required higher revenue payments in November through March versus April through October. Accordingly, the Company recorded the revenues as earned and matched related amortization with such revenues. Related revenue and amortization amounts for the first, second, third and fourth quarters of 1997 were approximately $551,000, $268,000, $266,000 and $0 and $392,000, $174,000,
$174,000 and $0, respectively. Related revenue and amortization amounts for the first, second, third and fourth quarters of 1996 were approximately $582,000, $267,000, $244,000 and $445,000 and $392,000, $174,000, $174,000 and
$319,000 respectively.

  The third and fourth quarter 1997 cost and expense amounts contain costs amounting to $472,000 and $1,855,000, respectively, related to dry holes. The fourth quarter amount also contains impairment of oil and gas properties of $550,000.

  The second quarter 1996 cost and expense amount contains costs amounting to $438,000 related to dry holes during the quarter. The fourth quarter 1996 cost and expense amount contains $244,000 in accelerated depletion on three wells.

  Previously presented earnings (loss) share information has been adjusted to conform with the requirements of SFAS No. 128, "Earnings per Share". Additionally, all earnings (loss) per share information has been adjusted to give retroactive effect to the one-for-eight reverse stock split in March 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  *

ITEM 11. EXECUTIVE COMPENSATION.

  *

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  *

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  *

  *Reference is made to information under the captions "Election of Directors", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management", and "Certain Relationships and Related Transactions", in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.Financial Statements

                                                                        PAGE
                                                                        -----
     The following consolidated financial statements of Goodrich
      Petroleum Corporation are included in Part II, Item 8:
     Independent Auditors' Report......................................  18
     Consolidated Balance Sheets--December 31, 1997 and 1996........... 19-20
     Consolidated Statements of Operations--Years ended December 31,
      1997, 1996 and 1995..............................................  21
     Consolidated Statements of Cash Flows--Years ended December 31,
      1997, 1996 and 1995..............................................  22
     Consolidated Statements of Stockholders' Equity--Years ended
      December 31, 1997, 1996 and 1995.................................  23
     Notes to Consolidated Financial Statements--Years ended December
      31, 1997, 1996 and 1995.......................................... 24-39
     Consolidated Quarterly Income Information (Unaudited).............  40

2.Financial Statement Schedules

  The schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the footnotes to the financial statements.

(b) Reports on Form 8-K

  None

(c) Exhibits

  3(i).1 Amended and Restated Certificate of Incorporation of the Company dated
         August 15, 1995, and filed with the Secretary of State of the State of Delaware on August 15, 1995 (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report filed on Form 10-Q for the three months ended September 30, 1995).
  3(i).2 Certificate of Amendment of Restated Certificate of Incorporation of
         Goodrich Petroleum Corporation dated March 12, 1998.
 3(ii).1 Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report filed on Form 10-Q for the three months ended September 30, 1995).
     4.1 Credit Agreement Between Goodrich Petroleum Company of Louisiana and
         Compass Bank-Houston dated August 15, 1995 and Amendment thereto dated
         December 15, 1995. (Incorporated by reference to Exhibit 4.1 of the
         Company's Annual Report filed on Form 10-K for the year ended December
         31, 1995)
     4.2 Second Amendment to Credit Agreement between Goodrich Petroleum
         Company of Louisiana and Compass Bank dated June 1, 1996 (Incorporated by reference to Exhibit 4 of the Company's Quarterly Report filed on Form 10-Q for the three months ended June 30, 1996.)
     4.3 Third Amendment to Credit Agreement between Goodrich Petroleum Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank dated January
         31, 1997. (Incorporated by reference to Exhibit 4.3 of the Company's
         Annual Report filed on Form 10-K for the year ended December 31, 1996.
     4.4 Fourth Amendment to Credit Agreement between Goodrich Petroleum
         Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank dated
         June 1, 1997. (Incorporated by reference to Exhibit 4.4 of the
         Company's Form 10-Q for the three months ended March 31, 1997.)
     4.5 Fifth Amendment to Credit Agreement between Goodrich Petroleum Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank dated October
         16, 1997. (Incorporated by reference to Exhibit 4.4 of the Company's
         Form 10-Q for the three months ended March 31, 1997.)
     4.6 Amendment letter related to the Credit Agreement between Goodrich
         Petroleum Company of Louisiana, GPC, Inc. of Louisiana and Compass
         Bank dated February 25, 1998.

  4.7 Specimen Common Stock Certificate. (Incorporated by reference to Exhibit
      4.6 of the Company's Registration Statement filed February 20, 1996 on
      Form S-8 (File No. 33-01077)).
  4.8 Series B Convertible Preferred Stock Certificate of Designations
      (Incorporated by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
 10.1 Goodrich Petroleum Corporation 1995 Stock Option Plan (Incorporated by
      reference to Exhibit 10.21 to the Company's Registration Statement filed
      June 13, 1995 on Form S-4 (File No. 33-58631)).
 10.2 Goodrich Petroleum Corporation 1995 Nonemployee Director Stock Option
      Plan (Incorporated by reference to Exhibit 10.22 to the Company's
      Registration Statement filed June 13, 1995 on Form S-4 (File 33-58631)).
 10.3 Patrick Petroleum Company 1993 Stock Option Plan (Incorporated by
      reference to Exhibit 10.11 to the Company's Registration Statement filed
      June 13, 1995 on Form S-4 (File No. 33-58631)).
 10.4 Form of Marketing Agreement between the Company and Natural Gas Ventures,
      L.L.C. (Incorporated by reference to Exhibit 10.19 to the Company's
      Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-
      58631)).
 10.5 Natural Gas Marketing Joint Venture Agreement between Seaber Corporation and Natural Gas Ventures, L.L.C. (Incorporated by reference to Exhibit
      10.20 to the Company's Registration Statement filed June 13, 1995 on Form
      S-4 (File No. 33-58631)).
 10.6 Form of Consulting Services Agreement between the Company and Henry
      Goodrich (Incorporated by reference to Exhibit 10.23 to the Company's
      Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-
      58631)).
 10.7 Form of Employment Agreement between the Company and Walter G. Goodrich
      (Incorporated by reference to Exhibit 10.24 to the Company's Registration
      Statement filed June 13, 1995 on Form S-4 (File No. 33-58631)).
 10.8 Consulting Agreement with U.E. Patrick (Incorporated by reference to
      Exhibit 10.25 to the Company's Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-58631)).
 10.9 Consulting Services Agreement between Leo E. Bromberg and Goodrich
      Petroleum Corporation (Incorporated by reference to Exhibit 10.1 to the
      Company's Quarterly Report filed on Form 10-Q for the three months ended
      September 30, 1995).
 21   Subsidiaries of the Registrant
 23   Consent of KPMG Peat Marwick LLP
 27   Financial Data Schedule, included elsewhere herein

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          GOODRICH PETROLEUM CORPORATION

                                          (Registrant)

Date: March 17, 1998                             /s/ Walter G. Goodrich
                                          By:__________________________________
                                             Walter G. Goodrich, President,
                                             Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Date: March 17, 1998

                 SIGNATURE                                     TITLE
                 ---------                                     -----

       /s/   Walter G. Goodrich             Executive Officer and Director (Principal
___________________________________________ Executive Officer)
            Walter G. Goodrich

        /s/ Roland L. Frautschi             Senior Vice President, Treasurer and Chief
___________________________________________ Financial Officer (Principal Financial
           Roland L. Frautschi              Officer)

     /s/  Glynn E. Williams, Jr.            Vice President (Principal Accounting
___________________________________________ Officer)
          Glynn E. Williams, Jr.

        /s/    Sheldon Appel                Director
___________________________________________
               Sheldon Appel

       /s/    Basil M. Briggs               Director
___________________________________________
              Basil M. Briggs

     /s/    Benjamin F. Edwards             Director
___________________________________________
            Benjamin F. Edwards

        /s/    Henry Goodrich               Director
___________________________________________
              Henry Goodrich

     /s/    Arthur A. Seeligson             Director
___________________________________________
            Arthur A. Seeligson