Form 10-Q
period 1998-03-31
GOODRICH PETROLEUM CORP
filed 1998-05-15
CIK 943861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934

For the quarterly period ended                    March 31, 1998
                                       ---------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934

For the transition period from                            to
                                  ----------------------     ------------------
Commission File Number:                               1-7940
                               ------------------------------------------------

                         Goodrich Petroleum Corporation
             (Exact name of registrant as specified in its charter)

                    Delaware                               76-0466193
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)
                            (I.R.S. Employer ID. No.)

5847 San Felipe, Suite 700, Houston, Texas               77057
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     At April 30, 1998, there were 5,232,164 shares of Goodrich Petroleum Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                                 March 31, 1998
                                      INDEX

                                                                        Page No.
                                                                        --------

                             PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
   March 31, 1998 (Unaudited) and December 31, 1997....................   3-4

Consolidated Statements of Operations (Unaudited)
   Three Months Ended March 31, 1998 and 1997..........................     5

Consolidated Statements of Cash Flows (Unaudited)
   Three Months Ended March 31, 1998 and 1997..........................     6

Consolidated Statements of Stockholders' Equity (Unaudited)
   Three Months Ended March 31, 1998 and 1997..........................     7

Notes to Consolidated Financial Statements.............................   8-9

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                 10-12


                         PART II - OTHER INFORMATION 13


Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                        March 31,   December 31,
                                                          1998         1997
                                                        --------    -------=----
                                                      (Unaudited)

                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents..........................$        ---  $    793,358
  Marketable equity securities.......................     844,000       844,000
  Accounts receivable
    Trade and other, net of allowance................     272,337     1,354,776
    Accrued oil and gas revenue......................     982,869     1,641,969
  Prepaid insurance..................................     128,865       174,201
  Other .............................................       2,500         4,000
                                                        ---------    ----------
        Total current assets.........................   2,230,571     4,812,304
                                                      -----------    ----------


PROPERTY AND EQUIPMENT
  Oil and gas properties (successful efforts method).  43,888,528    41,154,687
  Furniture, fixtures and equipment..................     189,577       180,966
                                                      -----------    ----------
                                                       44,078,105    41,335,653
  Less accumulated depletion, depreciation
    and amortization................................. (10,115,626)   (8,869,783)
                                                      -----------    ----------
        Net property and equipment...................  33,962,479    32,465,870
                                                      -----------    ----------

OTHER ASSETS.........................................     255,247       259,744
                                                      -----------    ----------

                  TOTAL ASSETS.......................$ 36,448,297  $ 37,537,918
                                                      ===========    ==========


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                                                        March 31,   December 31,
                                                          1998         1997
                                                        ---------   ------------
                                                       (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable...............................$  1,938,797   $  1,996,887
     Accrued liabilities............................   1,999,251      2,708,355
                                                      ----------     ----------
           Total current liabilities................   3,938,048      4,705,242
                                                      ----------     ----------

LONG TERM DEBT    ..................................  19,500,000     18,500,000

STOCKHOLDERS' EQUITY
     Preferred stock; authorized 10,000,000 shares:
        Series A convertible preferred stock, par
           value $1.00 per share; issued and out-
           standing 796,318 shares (liquidation
           preference $10 per share, aggregating
           to $7,963,180)...........................     796,318        796,318
        Series B convertible preferred stock, par
           value $1.00 per share; issued and out-
           standing 750,000 shares (liquidation
           preference $10 per share, aggregating
           to $7,500,000)...........................     750,000        750,000
     Common stock, par value $0.20 per share;
           authorized 25,000,000 shares; issued
           and outstanding 5,232,403 shares.........   1,046,481      1,046,481
     Additional paid-in capital.....................  15,146,095     15,146,095
     Accumulated deficit............................  (4,813,045)    (3,490,618)
     Accumulated other comprehensive income.........      84,400         84,400
                                                      ----------     ----------
           Total stockholders' equity...............  13,010,249     14,332,676
                                                      ----------     ----------

           TOTAL LIABILITIES AND STOCK-
                  HOLDERS' EQUITY...................$ 36,448,297   $ 37,537,918
                                                      ==========     ==========



                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                           1998           1997
                                                           ----           ----

REVENUES
     Oil and gas sales............................. $   2,389,224      2,883,133
     Pipeline joint venture........................           ---        550,510
     Other.........................................        48,559        163,776
                                                      -----------    -----------
           Total revenues..........................     2,437,783      3,597,419
                                                      -----------    -----------

EXPENSES
     Lease operating expense and production taxes..       673,767        552,841
     Depletion, depreciation and amortization......     1,126,566      1,291,715
     Exploration...................................       610,870        136,412
     Interest expense..............................       385,575        319,712
     General and administrative....................       649,520        559,781
                                                      -----------    -----------
           Total costs and expenses................     3,446,298      2,860,461
                                                      -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES..................    (1,008,515)       736,958
     Income taxes .................................           ---            ---
                                                           ------       --------

NET INCOME (LOSS)..................................    (1,008,515)       736,958

     Preferred stock dividends.....................       313,912        263,315
                                                      -----------    -----------

EARNINGS (LOSS) APPLICABLE TO
     COMMON STOCK ................................. $  (1,322,427)       473,643
                                                      ===========    ===========

BASIC EARNINGS (LOSS) PER AVERAGE
     COMMON SHARE ................................. $       (.25)           .09
                                                       ==========    ===========

DILUTED EARNINGS (LOSS) PER AVERAGE
     COMMON SHARE ................................. $       (.25)           .09
                                                       ==========    ===========

AVERAGE COMMON SHARES
     OUTSTANDING  .................................     5,229,307      5,225,564
                                                      ===========    ===========


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                          1998           1997
                                                          ----           ----

OPERATING ACTIVITIES
  Net income (loss)................................. $(1,008,515)       736,958
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depletion, depreciation and amortization.......   1,126,566      1,291,715
     Amortization of leasehold costs................     123,774         57,204
     Amortization of deferred debt financing costs..         ---         16,616
     Gain on sale of oil and gas properties.........         ---            (18)
     Capital expenditures charged to income.........     364,470            ---
     Payment of contingent liability................      (1,703)       (76,268)
     Payment of other liabilities...................     (80,260)       (80,260)
                                                       ---------    -----------
                                                         524,332      1,945,947
  Net change in (exclusive of acquisition in 1997):
     Accounts receivable............................   1,741,539        340,935
     Prepaid insurance and other....................      46,836         56,564
     Accounts payable...............................     (58,090)       375,275
     Accrued liabilities............................    (627,141)       654,238
                                                       ---------    -----------
        Net cash provided by operating activities...   1,627,476      3,372,959
                                                       ---------    -----------

INVESTING ACTIVITIES
  Proceeds from sales of oil and gas properties.....         ---        370,000
  Acquisition of oil and gas properties.............         ---     (1,516,866)
  Capital expenditures..............................   3,106,922)    (1,642,917)
                                                       ---------    -----------
        Net cash used in investing activities.......   3,106,922)    (2,789,783)
                                                       ---------    -----------

FINANCING ACTIVITIES
  Proceeds from bank borrowings.....................   1,500,000      9,000,000
  Principal payments of bank borrowings.............    (500,000)    (8,463,919)
  Preferred stock dividends.........................    (313,912)      (263,315)
                                                       ---------    -----------
        Net cash provided by financing activities...     686,088        272,766
                                                       ---------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS..................................    (793,358)       855,942

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD...............................     793,358        344,551
                                                       ---------    -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD..................................... $       ---      1,200,493
                                                       =========    ===========



                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)



                                             Series A                    Series B
                                          Preferred Stock             Preferred Stock                 Common Stock
                                          ---------------             ---------------                 ------------
                                        Number of       Par       Number of           Par       Number of           Par
                                         Shares        Value        Shares           Value       Shares*           Value*
                                         ------        -----        ------           -----       -------           ------


Balance at December 31, 1996.....       801,149   $   801,149           ---  $           ---     5,225,564   $    1,045,113
Net income.......................           ---           ---           ---              ---           ---              ---
Unrealized appreciation of marketable
  securities available for sale..           ---           ---           ---              ---           ---              ---
Preferred stock dividends........           ---           ---           ---              ---           ---              ---

Issuance of Series B Preferred
  Stock..........................           ---           ---       750,000          750,000           ---              ---
                                       --------     ---------   -----------     ------------   -----------     ------------

Balance at March 31, 1997........       801,149   $   801,149       750,000  $       750,000     5,225,564   $    1,045,113
                                       ========     =========   ===========     ============   ===========     ============

Balance at December 31, 1997.....       796,318   $   796,318       750,000  $       750,000     5,232,403   $    1,045,113

Net loss.........................           ---           ---           ---              ---           ---              ---

Preferred stock dividends........           ---           ---           ---              ---           ---              ---
                                       --------     ---------   -----------     ------------   -----------     ------------

Balance at March 31, 1998........       796,318   $   796,318       750,000  $       750,000     5,232,403   $    1,046,481
                                       ========     =========   ===========     ============   ===========     ============

                                                                             Accumulated Other
                                                                               Comprehensive
                                                                           Income - Unrealized
                                           Additional                          Gain (Loss) on          Total
                                            Paid-In          Accumulated         Marketable        Stockholders'
                                            Capital*           Deficit        Equity Securities        Equity
                                           ----------        -----------   --------------------    -------------


Balance at December 31, 1996.....     $    8,375,282    $     (896,444)    $      (189,900)   $        9,135,200
Net income.......................                ---           736,958                 ---               736,958
Unrealized appreciation of marketable
  securities available for sale..                ---               ---             105,500               105,500
Preferred stock dividends........                ---          (263,315)                ---              (263,315)

Issuance of Series B Preferred
  Stock..........................          6,750,000               ---                  ---            7,500,000
                                         -----------       -----------        -------------      ---------------

Balance at March 31, 1997........     $   15,125,282    $     (422,801)    $       (84,400)   $       17,214,343
                                         ===========       ============      ==============      ===============

Balance at December 31, 1997.....     $   15,146,095    $   (3,490,618)    $        84,400    $       14,332,676

Net loss.........................                ---        (1,008,515)                ---            (1,008,515)

Preferred stock dividends........                ---          (313,912)                ---              (313,912)
                                         -----------       ------------      -------------        --------------

Balance at March 31, 1998........     $   15,146,095    $   (4,813,045)    $        84,400    $       13,010,249
                                         ===========       ============      =============        ==============

* All 1997 share and dollar amounts have been restated to retroactively reflect the March 1998 reverse stock split.


                See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Unaudited)

NOTE A - Basis of Presentation
------------------------------

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The financial statements and footnotes included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997.

The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE B - Acquisition of Oil and Gas Properties
----------------------------------------------

On January 31, 1997, the Company acquired the oil and gas properties of La/Cal Energy Partners II ("La/Cal II") and certain working interest owners for a purchase price of $16.5 million ("La/Cal II Acquisition"). The purchase price was comprised of $1.5 million cash, the assumption of $7.5 million of La/Cal II long-term debt and the issuance of 750,000 shares of Series B convertible preferred stock of the Company ("Series B Preferred Stock") with an aggregate liquidation value of $7.5 million. In connection with the La/Cal II Acquisition, the Company borrowed an additional $9 million under its bank credit facility, which was used to repay $7.5 million of La/Cal II debt and to pay the $1.5 million cash portion of the purchase price. The Series B Preferred Stock has a dividend rate of 8.25% per annum and each share of Series B Preferred Stock is convertible into 1.12 shares of common stock. Such shares are redeemable by the Company after January 31, 2001 at $10.00 per share. Certain of the Company's officers were partners in La/Cal II.

NOTE C - Commitments and Contingencies
--------------------------------------

The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean-up of the site will be approximately $4.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of March 31, 1998, the Company has paid approximately $211,000 in costs related to this matter and has $199,000 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

NOTE D - Income Taxes
---------------------

No provision for income taxes has been recorded for the Company for the three months ended March 31, 1997 due to its ability to utilize net operating loss carryforwards to offset financial taxable income.

NOTE E - Pro Forma Financial Results of Operations
--------------------------------------------------

Selected results of operations on a pro forma basis for the three months ended March 31, 1997 as if the La/Cal II Acquisition had occurred on January 1, 1997 are as follows:

     Revenues.............................       $          4,118,525
     Net income...........................                    971,443
     Earnings applicable to
         common stock.....................                    656,565
     Basic and diluted earnings per
         average common share.............       $                .13

NOTE F - Stockholders' Equity
-----------------------------

On March 12, 1998, the Company effected a one for eight reverse stock split of its common stock. All share and per share amounts of prior periods presented have been adjusted to retroactively give effect to the reverse stock split.

NOTE G - Comprehensive Income
-----------------------------

Comprehensive income for the three months ended March 31, 1998 and 1997 is as follows:

                                         Three months           Three months
                                     ended March 31, 1998   ended March 31, 1997
                                   ---------------------------------------------

Net income (loss)                 $       (1,008,515)                    736,958
Other comprehensive income -
     Unrealized holding gains
         on securities                      -0-                          105,000
                                      --------------                ------------

Comprehensive income (loss)       $       (1,008,515)                    842,458
                                      ==============                ============

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------


1997 Acquisition
----------------

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

Changes in Results of Operations
--------------------------------


   Three months ended March 31, 1998 versus three months ended March 31,1997

Total revenues for the three months ended March 31, 1998 amounted to $2,438,000 and were $1,159,000 lower than the $3,597,000 for the three months ended March 31, 1997 due to lower oil and gas revenues and the loss of revenues from the pipeline joint venture. Oil and gas sales were $494,000 lower due primarily to lower oil prices along with lower gas prices and decreased gas production offset somewhat by increased oil production. Revenues from the pipeline joint venture were $0 in the first quarter of 1998 compared to $551,000 in 1997 due to the sale of the asset in the fourth quarter of 1997.

The following table reflects the production volumes and pricing information for the periods presented.

                               Three months                 Three months
                          ended March 31, 1998         ended March 31, 1997
                          --------------------         --------------------
                      Production    Average Price    Production    Average Price
                      ----------    -------------    ----------    -------------

    Gas (Mcf)..........  544,303       $   2.43        587,878     $      2.55
    Oil (Bbls).........   70,363          15.16         66,357           20.90


Lease operating expense and production taxes were $674,000 for the three months ended March 31, 1998, versus $553,000 for the three months ended March 31, 1997, or $121,000 higher due primarily to the Company not incurring in the 1997 period ad valorem taxes related to the La/Cal II properties which were the responsibility of the La/Cal II partners. Depletion, depreciation and amortization was $1,127,000 for the three months ended March 31, 1998, versus $1,292,000 for the three months ended March 31, 1997, or $165,000 lower than the first quarter of 1997 due to no amortization of the pipeline joint venture in the current period compared to $392,000 in the same period a year ago offset somewhat by increased depletion of oil and gas properties in the first quarter of 1998 due to a slightly higher depletion rate. Exploration expense in the first quarter of 1998 was $611,000 versus $136,000 in the first quarter of 1997, or $475,000 higher due primarily to seismic costs of $437,000 in the first quarter of 1998 versus $4,000 in the same period in 1997. Dry hole costs were $1,000 in 1998 compared to $3,000 in 1997.

Interest expense was $386,000 in the three months ended March 31, 1998 compared to $320,000 in the first quarter of 1997 due to higher average debt outstanding for the quarter ended March 31, 1998.

General and administrative expenses amounted to $650,000 in the three months ended March 31, 1998 versus $560,000 in the first quarter of 1997 due largely to expenses associated with the addition of six employees in May 1997.

The Company's preferred stock dividends amounted to $314,000 for the three months ended March 31, 1998 compared to $263,000 for the prior year. The increase is due to three months of dividends being paid on the Company's Series B Preferred Stock in the current year versus two months in the prior year.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $1,627,000 in the three months ended March 31, 1998 compared to $3,373,000 in the three months ended March 31, 1997. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

Net cash used in investing activities totaled $3,107,000 for the first quarter of 1998 compared to $2,790,000 in 1997. The three months ended March 31, 1998 is entirely composed of capital expenditures for the period. The three months ended March 31, 1997 reflects $1,643,000 in capital expenditures and $1,517,000 of cash paid in connection with the purchase of oil and gas properties offset by $370,000 in proceeds from the sale of certain oil and gas properties located in Montana.

Net cash provided by financing activities was $686,000 for the current period as compared to $273,000 in the prior year period. The 1998 amount includes borrowings of $1,500,000 by the Company under its line of credit and pay downs under this line of credit of $500,000. The 1997 amount included the borrowing of $9,000,000 by the Company under its line of credit which was used to payoff the debt assumed from La/Cal II and pay the cash portion of the purchase price. The 1997 amount also includes pay downs of $1,000,000 and the payoff of La/Cal II debt of $7,464,000. The current period also includes preferred dividends of $314,000, whereas the first quarter of 1997 consists of preferred stock dividends of $263,000.

The Company has a credit facility with a bank which provides for a total borrowing base determined by the bank every six months based in part, on the Company's oil and gas reserve information. Such borrowing base is currently $24,000,000. The maturity date for all amounts drawn under the bank credit facility is June 1, 2000. Interest is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 2%. Interest rates are set on specific draws for one, two, three or six month periods, also at the option of the Company. The Company's credit facility requires that minimum net worth and debt service ratios be maintained by the Company. Accordingly, the Company had $10,249 available for the payment of dividends at March 31, 1998. The amount outstanding under this facility as of March 31, 1998 was $19,500,000.

The Company had $3,107,000 in capital expenditures in the three months ended March 31, 1998. The Company plans to incur capital expenditures in the amount of approximately $9,400,000 in the remainder of 1998. The Company expects to fund such expenditures from operating cash flow and borrowings under its bank credit facility.

Year 2000
---------

The Company believes that it has identified each of its computer systems that will require modifications to enable it to perform satisfactorily on and after January 1, 2000. The financial impact of making such modifications to the Company's systems is not expected to be material to the Company's consolidated financial position or results of operations.

Disclosure Regarding Forward-Looking Statements
-----------------------------------------------

Certain statements in this quarterly report on Form 10-Q regarding future expectations and plans for future activities may be regarded as "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. They are subject to various risks, such as financial market conditions, operating hazards, drilling risks, and the inherent uncertainties in interpreting engineering data relating to underground accumulations of oil and gas, as well as other risks discussed in detail in the Company's Annual Report or Form 10-K and other filings with the Securities and Exchange Commission. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

A Special Meeting of Shareholders of the Company was held on March 12, 1998. Set forth below is a brief description of the matter acted upon at the meeting and the number of votes cast for, against or withheld, and abstaining or not voting.

Authorize a one-for-eight reverse stock split of the Company's common stock and reduce the number of shares of authorized common stock from 100,000,000 to 25,000,000.

                      FOR                AGAINST                 ABSTAIN

                  36,680,293             1,204,247                198,292

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                         GOODRICH PETROLEUM CORPORATION
                                  (registrant)



     May 14, 1998                            /s/ Walter G. Goodrich
     ------------                            --------------------------------
           Date                              Walter G. Goodrich, President and
                                              Chief Executive Officer


     May 14, 1998                            /s/ Roland L. Frautschi
     ------------                            --------------------------------
           Date                              Roland L. Frautschi, Senior Vice
                                              President, Chief Financial Officer
                                              and Treasurer