Form 10-Q
period 1998-06-30
GOODRICH PETROLEUM CORP
filed 1998-08-14
CIK 943861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1998
                                       ---------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                --------------------       ---------------------
Commission File Number:                              1-7940
                                ------------------------------------------------
                         Goodrich Petroleum Corporation
             (Exact name of registrant as specified in its charter)

                    Delaware                              76-0466193
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)
                           (I.R.S. Employer ID. No.)

5847 San Felipe, Suite 700, Houston, Texas                      77057
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     At July 31, 1998, there were 5,247,703 shares of Goodrich Petroleum Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                                  June 30, 1998
                                      INDEX

                                                                        Page No.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
   June 30, 1998 (Unaudited) and December 31, 1997.......................   3-4

Consolidated Statements of Operations (Unaudited)
   Six Months Ended June 30, 1998 and 1997...............................     5

Three Months Ended June 30, 1998 and 1997................................     6

Consolidated Statements of Cash Flows (Unaudited)
   Six Months Ended June 30, 1998 and 1997...............................     7

Consolidated Statements of Stockholders' Equity (Unaudited)
   Six Months Ended June 30, 1998 and 1997...............................     8

Notes to Consolidated Financial Statements...............................  9-10

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                   11-14


                          PART II - OTHER INFORMATION                        15


Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                         June 30,   December 31,
                                                           1998        1997
                                                         --------   ------------
                                                       (Unaudited)
                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents.......................... $    263,181  $   793,358
  Marketable equity securities.......................      548,600      844,000
  Accounts receivable
    Trade and other, net of allowance................    2,347,827    1,354,776
    Accrued oil and gas revenue......................      840,541    1,641,969
  Prepaid insurance..................................       85,540      174,201
  Other .............................................        1,000        4,000
                                                        ----------    ----------
        Total current assets.........................    4,086,689    4,812,304
                                                       -----------    ----------


PROPERTY AND EQUIPMENT
  Oil and gas properties (successful efforts method).   46,560,624   41,154,687
  Furniture, fixtures and equipment..................      191,492      180,966
                                                       -----------   -----------
                                                        46,752,116   41,335,653
  Less accumulated depletion, depreciation
    and amortization.................................  (11,020,273)  (8,869,783)
                                                       -----------   -----------
        Net property and equipment...................   35,731,843   32,465,870
                                                       -----------   -----------

OTHER ASSETS.........................................      250,749      259,744
                                                       -----------   -----------

                  TOTAL ASSETS....................... $ 40,069,281  $37,537,918
                                                       ===========   ===========


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                                                         June 30,   December 31,
                                                           1998        1997
                                                       -----------  ------------
                                                       (Unaudited)

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable................................. $  3,782,545   $  1,996,887
  Accrued liabilities..............................    3,253,564      2,708,355
                                                     -----------    -----------
        Total current liabilities..................    7,036,109      4,705,242
                                                     -----------    -----------

LONG TERM DEBT    .................................   23,500,000     18,500,000

STOCKHOLDERS' EQUITY
 Preferred stock; authorized 10,000,000 shares:
  Series A convertible preferred stock, par
     value $1.00 per share; issued and out-
     standing 796,318 shares (liquidation
     preference $10 per share, aggregating
     to $7,963,180)................................      796,318        796,318
  Series B convertible preferred stock, par
     value $1.00 per share; issued and out-
     standing 750,000 shares (liquidation
     preference $10 per share, aggregating
     to $7,500,000)................................      750,000        750,000
 Common stock, par value $0.20 per share;
       authorized 25,000,000 shares; issued
       and outstanding 5,247,703 and
       5,232,403 shares............................    1,049,541      1,046,481
 Additional paid-in capital........................   15,226,027     15,146,095
 Accumulated deficit...............................   (8,077,714)    (3,490,618)
 Accumulated other comprehensive income............     (211,000)        84,400
                                                     -----------    -----------
       Total stockholders' equity..................    9,533,172     14,332,676
                                                     -----------    -----------

       TOTAL LIABILITIES AND STOCK-
              HOLDERS' EQUITY...................... $ 40,069,281   $ 37,537,918
                                                     ===========    ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                           Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                         1998            1997
                                                     -----------     -----------

REVENUES
 Oil and gas sales..............................  $    4,405,084      5,596,188
 Pipeline joint venture.........................             ---        819,001
 Other..........................................         297,096        250,685
                                                     -----------    -----------
       Total revenues...........................       4,702,180      6,665,874
                                                     -----------    -----------

EXPENSES
 Lease operating expense and production taxes...       1,287,314      1,085,281
 Depletion, depreciation and amortization.......       2,102,268      2,649,929
 Exploration....................................       3,171,425        399,038
 Interest expense...............................         803,682        686,196
 General and administrative.....................       1,296,773      1,089,397
                                                     -----------    -----------
       Total costs and expenses.................       8,661,462      5,909,841
                                                     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES...............      (3,959,282)       756,033
 Income taxes ..................................             ---            ---
                                                      ----------    -----------

NET INCOME (LOSS)...............................      (3,959,282)       756,033

 Preferred stock dividends......................         627,814        577,417
                                                     -----------    -----------

EARNINGS (LOSS) APPLICABLE TO
 COMMON STOCK ..................................  $   (4,587,096)       178,616
                                                     ===========    ===========

BASIC EARNINGS (LOSS) PER AVERAGE
 COMMON SHARE ..................................  $          (.88)          .03
                                                     ============   ===========

DILUTED EARNINGS (LOSS) PER AVERAGE
 COMMON SHARE ..................................  $          (.88)          .03
                                                     ============   ===========

AVERAGE COMMON SHARES
 OUTSTANDING  ..................................        5,235,824     5,226,159



                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                     ---------------------------
                                                         1998           1997
                                                     -----------    -----------

REVENUES
 Oil and gas sales...............................  $  2,015,860       2,713,055
 Pipeline joint venture..........................           ---         268,491
 Other...........................................       248,537          86,909
                                                     -----------     -----------
       Total revenues............................     2,264,397       3,068,455
                                                     -----------     -----------

EXPENSES
 Lease operating expense and production taxes....       613,547         532,440
 Depletion, depreciation and amortization........       975,702       1,358,214
 Exploration.....................................     2,560,555         262,626
 Interest expense................................       418,107         366,484
 General and administrative......................       647,253         529,616
                                                     -----------     -----------
       Total costs and expenses..................     5,215,164       3,049,380
                                                     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES................    (2,950,767)         19,075
 Income taxes ...................................           ---             ---
                                                     -----------     -----------

NET INCOME (LOSS)................................    (2,950,767)         19,075

 Preferred stock dividends.......................       313,902         314,102
                                                     -----------     -----------

LOSS APPLICABLE TO COMMON STOCK..................  $ (3,264,669)       (295,027)
                                                     ===========     ===========

LOSS PER AVERAGE COMMON SHARE....................  $       (.62)           (.06)
                                                     ===========     ===========

AVERAGE COMMON SHARES
   OUTSTANDING  .................................     5,242,270       5,226,748



                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                               Six Months
                                                             Ended June 30,
                                                        ------------------------
                                                           1998           1997
                                                        ----------    ----------

OPERATING ACTIVITIES
 Net income (loss)................................... $ (3,959,282)     756,033
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depletion, depreciation and amortization.........    2,102,268    2,649,929
    Amortization of leasehold costs..................      295,247      116,141
    Amortization of deferred debt financing costs....          ---       27,694
    Gain on sale of oil and gas properties...........       (4,206)         (18)
    Capital expenditures charged to income...........    2,588,062       14,609
    Payment of contingent liability..................     (107,625)     (82,751)
    Payment of other liabilities.....................     (160,518)    (160,520)
                                                        ----------   ----------
                                                           753,946    3,321,117
 Net change in (exclusive of acquisition in 1997):
    Accounts receivable..............................     (191,623)    (300,709)
    Prepaid insurance and other......................       91,661      100,214
    Accounts payable.................................   (1,051,251)    (780,397)
    Accrued liabilities..............................       38,021      755,821
                                                        ----------   ----------
           Net cash provided by (used in)
               operating activities..................     (359,246)   3,096,046
                                                        ---------    ----------

INVESTING ACTIVITIES
 Proceeds from sales of oil and gas properties.......       49,091      370,000
 Acquisition of oil and gas properties...............     (129,325)  (1,516,866)
 Exploration and drilling capital expenditures paid..   (4,462,883)  (1,918,919)
                                                        ----------   ----------
           Net cash used in investing activities.....   (4,543,117)  (3,065,785)
                                                        ----------   ----------

FINANCING ACTIVITIES
 Proceeds from bank borrowings.......................    5,500,000    9,000,000
 Principal payments of bank borrowings...............     (500,000)  (8,463,919)
 Preferred stock dividends...........................     (627,814)    (577,417)
                                                        ----------   ----------
           Net cash provided by (used in)
               financing activities..................    4,372,186      (41,336)
                                                        ----------   ----------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS....................................     (530,177)     (11,075)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD.................................      793,358      344,551
                                                        ----------   ----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD....................................... $    263,181      333,476
                                                        ==========   ==========

NON-CASH INVESTING ACTIVITIES -
 Accrued capital expenditures........................    3,695,232    1,497,665


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)



                                             Series A                    Series B
                                          Preferred Stock             Preferred Stock                 Common Stock
                                          ---------------             ---------------                 ------------
                                        Number of       Par       Number of           Par       Number of           Par
                                         Shares        Value        Shares           Value       Shares*           Value*
                                         ------        -----        ------           -----       -------           ------


Balance at December 31, 1996.....       801,149   $   801,149           ---  $           ---     5,225,564   $    1,045,113
Net income.......................           ---           ---           ---              ---           ---              ---
Unrealized appreciation of marketable
  securities available for sale..           ---           ---           ---              ---           ---              ---
Issuance of Series B Preferred
  Stock..........................           ---           ---       750,000          750,000           ---              ---
Preferred Stock dividends........           ---           ---           ---              ---           ---              ---
Conversion of preferred stock to
  common stock...................        (3,831)       (3,831)          ---              ---         2,993              599
Employee stock grants............           ---           ---           ---              ---         3,846              769
                                       --------     ---------   -----------     ------------   -----------     ------------

Balance at June 30, 1997.........       797,318   $   797,318       750,000  $       750,000     5,232,403   $    1,046,481
                                       ========     =========   ===========     ============   ===========     ============

Balance at December 31, 1997.....       796,318   $   796,318       750,000  $       750,000     5,232,403   $    1,046,481
Net loss.........................           ---           ---           ---              ---           ---              ---
Unrealized depreciation of marketable
  securities available for sale..
Preferred stock dividends........           ---           ---           ---              ---        15,300            3,060
Employee and director stock grants
                                       --------     ---------   -----------     ------------   -----------     ------------

Balance at June 30, 1998.........       796,318   $   796,318       750,000  $       750,000     5,247,703   $    1,049,541
                                       ========     =========   ===========     ============   ===========     ============

                                                                             Accumulated Other
                                                                               Comprehensive
                                                                           Income - Unrealized
                                           Additional                          Gain (Loss) on          Total
                                            Paid-In          Accumulated         Marketable        Stockholders'
                                            Capital*           Deficit        Equity Securities        Equity
                                           ----------        -----------   --------------------    -------------


Balance at December 31, 1996.....     $    8,375,282    $     (896,444)    $      (189,900)   $        9,135,200
Net income.......................                ---           756,033                 ---               756,033
Unrealized appreciation of marketable
  securities available for sale..                ---               ---              63,300                63,300
Issuance of Series B Preferred
  Stock..........................          6,750,000               ---                 ---             7,500,000
Preferred stock dividends........                ---          (577,417)                ---              (577,417)
Conversion of preferred stock to
  common stock...................              3,232               ---                 ---                   ---
Employee stock grants............             24,231               ---                 ---                25,000
                                        ------------       -----------        ------------           -----------

Balance at June 30, 1997........      $   15,152,745    $     (717,828)    $      (126,600)   $       16,902,116
                                         ===========       ============      ==============      ===============

Balance at December 31, 1997.....     $   15,146,095    $   (3,490,618)    $        84,400    $       14,332,676
Net loss.........................                ---        (3,959,282)                ---            (3,959,282)
Unrealized depreciation of marketable
  securities available for sale..                ---               ---            (295,400)             (295,400)
Preferred stock dividends........                ---          (627,814)                ---              (627,814)
Employee and director stock grants            79,932               ---                 ---                82,992
                                         -----------       ------------      -------------        --------------

Balance at June 30, 1998........     $   15,226,027    $   (8,077,714)    $       (211,000)   $        9,533,172
                                         ===========       ============      =============        ==============

* All 1997 share and dollar amounts have been restated to retroactively reflect the March 1998 reverse stock split.


                See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997
                                   (Unaudited)



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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations for the six and three months ended June 30, 1998 and 1997.

The results of operations for the six and three month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE B - Commitments and Contingencies
--------------------------------------

The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean-up of the site will be approximately $4.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of June 30, 1998, the Company has paid approximately $321,000 in costs related to this matter and has $92,000 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

NOTE C - Income Taxes
---------------------

No provision for income taxes has been recorded for the Company for the six and three months ended June 30, 1997 due to its ability to utilize net operating loss carryforwards to offset financial taxable income.


NOTE D - Pro Forma Financial Results of Operations
--------------------------------------------------

Selected results of operations on a pro forma basis for the six months ended June 30, 1997 as if the La/Cal II Acquisition had occurred on January 1, 1997 are as follows:

     Revenues.............................       $          7,187,000
     Net income...........................                    991,000
     Earnings applicable to
         common stock.....................                    361,200
     Basic and diluted earnings per
         average common share.............       $               .07


NOTE E - Stockholders' Equity
-----------------------------

On March 12, 1998, the Company effected a one for eight reverse stock split of its common stock. All share and per share amounts of prior periods presented have been adjusted to retroactively give effect to the reverse stock split.


NOTE F - Comprehensive Income
-----------------------------

Comprehensive income for the three and six months ended June 30, 1998 and 1997 is as follows:


                                    Six Months Ended       Three Months Ended
                                        June 30,               June 30,
                                    ----------------     --------------------
                                    1998        1997        1998         1997
                                  ---------  ---------   ----------    --------

Net income (loss)              $ (3,959,282)  756,033    (2,950,767)    19,075
Other comprehensive income -
 Unrealized appreciation
  (depreciation) on mar-
   ketable equity securities       (295,400)   63,300      (295,400)    63,300
                                 ----------- ---------   -----------   --------
Comprehensive income (loss)    $ (4,254,682)  819,333    (3,246,167)    82,375
                                 =========== =========   ===========   ========


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


Changes in Results of Operations
--------------------------------

      Six months ended June 30, 1998 versus six months ended June 30, 1997

Total revenues for the six months ended June 30, 1998 amounted to $4,702,000 and were $1,964,000 lower than the $6,666,000 for the six months ended June 30, 1997 due to lower oil and gas revenues and the loss of revenues from the pipeline joint venture. Oil and gas sales were $1,191,000 lower due primarily to lower oil prices along with decreased gas production of approximately 13%. Revenues from the pipeline joint venture were $0 in the first six months of 1998 compared to $819,000 in 1997 due to the sale of the asset in the fourth quarter of 1997.

The following table reflects the production volumes and pricing information for the periods presented.


                                Six months                    Six months
                            ended June 30, 1998           ended June 30, 1997
                            -------------------           -------------------
                       Production   Average Price    Production    Average Price
                       ----------   -------------    ----------    -------------

  Gas (Mcf)..........  1,106,260    $    2.27        1,269,607     $    2.33
  Oil (Bbls).........    136,152        13.87          138,087         19.06

Lease operating expense and production taxes were $1,287,000 for the six months ended June 30, 1998, versus $1,085,000 for the six months ended June 30, 1997,

or $202,000 higher due primarily to the Company not incurring in the 1997 period ad valorem taxes related to the La/Cal II properties which were the responsibility of the La/Cal II partners. Depletion, depreciation and amortization was $2,102,000 for the six months ended June 30, 1998, versus $2,650,000 for the six months ended June 30, 1997, or $548,000 lower due to no amortization of the pipeline joint venture in the current period compared to $566,000 in the same period a year ago.

Exploration expense for the six months ended June 30, 1998 was $3,171,000 versus $399,000 for the same period of 1997, or $2,772,000 higher due primarily to dry hole costs of $2,107,000 in the current period compared to $14,000 for the same period of 1997. Additionally, seismic costs of $575,000 were incurred for the six months ended June 30, 1998 versus $127,000 in the same period in 1997.

Interest expense was $804,000 in the six months ended June 30, 1998 compared to $686,000 in the six months ended June 30, 1997 due to higher average debt outstanding for the six months ended June 30, 1998.

General and administrative expenses amounted to $1,297,000 in the six months ended June 30, 1998 versus $1,089,000 in the six months ended June 30, 1997 due largely to expenses associated with the addition of six employees in May 1997.

The Company's preferred stock dividends amounted to $628,000 for the six months ended June 30, 1998 compared to $577,000 for the prior year. The increase is due to six months of dividends being paid on the Company's Series B Preferred Stock in the current year versus five months in the prior year.


     Three months ended June 30, 1998 versus three months ended June 30,1997

Total revenues for the three months ended June 30, 1998 amounted to $2,264,000 and were $804,000 lower than the $3,068,000 for the three months ended June 30, 1997. Oil and gas sales were $697,000 lower due primarily to lower oil prices and decreased gas production of approximately 18%. Revenues from the pipeline joint venture were $0 in the second quarter of 1998 compared to $268,000 in 1997 due to the sale of the asset in the fourth quarter of 1997.

The following table reflects the production volumes and pricing information for the periods presented.


                               Three months                 Three months
                          ended June 30, 1998            ended June 30, 1997
                          -------------------            -------------------
                      Production    Average Price    Production    Average Price
                      ----------    -------------    ----------    -------------

  Gas (Mcf)..........   561,957     $     2.13         681,729     $     2.15
  Oil (Bbls).........    65,789          12.49          71,730          17.36


Lease operating expense and production taxes were $614,000 for the three months ended June 30, 1998, versus $532,000 for the three months ended June 30, 1997, or $81,000 higher. Depletion, deprecation and amortization was $976,000 for the three months ended June 30, 1997, versus $1,358,000 for the three months ended June 30, 1997, or $383,000 lower than the second quarter of 1997 due to no amortization of the pipeline joint venture in the current period compared to $174,000 in the same period a year ago and the 1997 period containing $98,000 of accelerated depletion on a well that was to be plugged and abandoned.

The Company incurred $2,561,000 of exploration expense in the second quarter of 1998, compared to $263,000 in the second quarter of 1997, or $2,298,000 higher primarily due to dry hole costs of $2,107,000 in the second quarter of 1998 versus $14,000 in 1997.

Interest expense was $418,000 in the three months ended June 30, 1998 compared to $366,000 in the second quarter of 1997 due to higher average debt outstanding for the quarter ended June 30, 1998.

General and administrative expenses amounted to $647,000 in the three months ended June 30, 1998 versus $530,000 in the second quarter of 1997.


Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $359,000 in the six months ended June 30, 1998 compared to net cash provided by operating activities of $3,096,000 in the six months ended June 30, 1997. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

Net cash used in investing activities totaled $4,543,000 for the six months ended June 30, 1998 compared to $3,066,000 in 1997. The six months ended June 30, 1998 is composed almost entirely of cash paid for exploration and drilling capital expenditures in the period of $4,463,000. The six months ended June 30, 1997 reflects $1,919,000 in exploration and drilling capital expenditures and $1,517,000 of cash paid in connection with the purchase of oil and gas properties offset by $370,000 in proceeds from the sale of certain oil and gas properties located in Montana.

Net cash provided by financing activities was $4,372,000 for the six months ended June 30, 1998 as compared to net cash used of $41,000 in the prior year period. The 1998 amount includes borrowings of $5,500,000 by the Company under its line of credit and pay downs under this line of credit of $500,000. The 1997 amount included the borrowing of $9,000,000 by the Company under its line of credit which was used to payoff the debt assumed from La/Cal II and to pay the cash portion of the purchase price. The 1997 amount also includes pay downs of $1,000,000 and the payoff of La/Cal II debt of $7,464,000. The 1998 period also includes preferred dividends of $628,000 (six months), whereas the 1997 period contains dividends of $577,000 (five months).

The Company has a credit facility with a bank which provides for a total borrowing base determined by the bank every six months based in part, on the Company's oil and gas reserve information. Such borrowing base is currently $26,000,000. The maturity date for all amounts drawn under the bank credit facility is June 1, 2000. Interest is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 2%. Interest rates are set on specific draws for one, two, three or six month periods, also at the option of the Company. The Company's credit facility requires that minimum net worth and debt service ratios be maintained by the Company. Accordingly, the Company had $533,172 available for the payment of dividends at June 30, 1998. The amount outstanding under this facility as of June 30, 1998 was $23,500,000.

The Company had $8,287,440 in capital expenditures in the six months ended June 30, 1998. The Company's budget for 1998 capital expenditures was set at the beginning of the year at $12,500,000. Such budget is under constant review during the year and could change due to actual and estimated cash flow, commodity prices, borrowing capacity and other factors. The Company expects to fund capital expenditures for the remainder of 1998 from operating cash flow and borrowings under its bank credit facility.


The Company has assessed its electronic operating systems to identify those that are not Year 2000 compliant, is developing plans to correct noncompliant systems, and has started correcting certain systems. Due to the nature of the systems involved, the cost of this effort is expected to be insignificant. The Company is also in the process of communicating with significant vendors and business partners to determine its risks relative to these third parties' systems on which the Company relies. Although the Company expects to have all of its systems compliant by mid 1999, there can be no assurance that the Company will not be adversely affected if internal or third-party operating systems encounter Year 2000 problems.


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

         None

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of the Company was held on May 20, 1998. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld, and abstaining or not voting as to each matter.

Election of Class III Directors and Class I Director
----------------------------------------------------

                                        FOR                           WITHHELD

Jeff Benhard (Class I)               4,635,034                         25,206
Benjamin F. Edwards, II              4,633,489                         26,751
Walter G. Goodrich                   4,635,376                         24,864
Arthur A. Seeligson                  4,528,968                        113,272


Adoption  of  the   Goodrich   Petroleum   Corporation   Nonemployee   Directors
--------------------------------------------------------------------------------
Compensation Plan
-----------------

                  FOR                    AGAINST                   WITHHELD

               4,065,003                 578,202                    17,035


Ratification  of the  appointment  of KPMG  Peat  Marwick  LLP as the  Company's
--------------------------------------------------------------------------------
independent auditors for 1998
-----------------------------

              FOR              AGAINST           WITHHELD        NON-VOTE

           4,631,948           22,173             5,119            1,000

Item 5.  Other Information.

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits

4.1 - Amendment letter dated July 9, 1998 related to the Credit Agreement between Goodrich Petroleum Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank.

27.1 -  Financial Data Schedule

27.2 -  Restated Financial Data Schedule for Quarter ending June 30, 1997

27.3 -  Restated Financial Data Schedule for Quarter ending March 31, 1997

        (b)   Reports on Form 8-K

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                  GOODRICH PETROLEUM CORPORATION
                                                            (registrant)



     August 13, 1998                           /s/  Walter G. Goodrich
     ---------------                          ----------------------------------
          Date                                 Walter G. Goodrich, President and
                                                     Chief Executive Officer


     August 13, 1998                           /s/  Roland L. Frautschi
     ---------------                          ----------------------------------
         Date                                  Roland L. Frautschi, Senior Vice
                                              President, Chief Financial Officer
                                                         and Treasurer