Form 10-Q
period 1998-09-30
GOODRICH PETROLEUM CORP
filed 1998-11-16
CIK 943861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                  September 30, 1998
                               ------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                              ----------------------    ------------------------
Commission File Number:                            1-7940
                       ---------------------------------------------------------
                         Goodrich Petroleum Corporation
             (Exact name of registrant as specified in its charter)

             Delaware                                  76-0466193
------------------------------------    ----------------------------------------
(State or other jurisdiction of               (I.R.S. Employer ID. No.)
       incorporation or organization)

          5847 San Felipe, Suite 700, Houston, Texas        77057
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     At November 6, 1998, there were 5,247,703 shares of Goodrich Petroleum Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                               September 30, 1998
                                      INDEX

                                                                       Page No.

                             PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
   September 30, 1998 (Unaudited) and December 31, 1997...........          3-4

Consolidated Statements of Operations (Unaudited)
   Nine Months Ended September 30, 1998 and 1997..................            5

   Three Months Ended September 30, 1998 and 1997.................            6

Consolidated Statements of Cash Flows (Unaudited)
   Nine Months Ended September 30, 1998 and 1997..................            7

Consolidated Statements of Stockholders' Equity (Unaudited)
   Nine Months Ended September 30, 1998 and 1997..................            8

Notes to Consolidated Financial Statements........................         9-10

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                   11-15


                               PART II - OTHER INFORMATION                   16


Item 1.  Legal Proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                    September 30,   December 31,
                                                         1998           1997
                                                    -------------   ------------
                                                     (Unaudited)

                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents...................... $     321,791   $     793,358
  Marketable equity securities...................       348,150         844,000
  Accounts receivable
    Trade and other, net of allowance............     2,549,410       1,354,776
    Accrued oil and gas revenue..................     1,011,417       1,641,969
  Prepaid insurance..............................       162,554         174,201
  Other .........................................           ---           4,000
                                                    -----------     -----------
        Total current assets.....................     4,393,322       4,812,304
                                                    -----------     -----------


PROPERTY AND EQUIPMENT
  Oil and gas properties
    (successful efforts method)..................    51,486,359      41,154,687
  Furniture, fixtures and equipment..............       195,279         180,966
                                                    -----------     -----------
                                                     51,681,638      41,335,653
  Less accumulated depletion, depreciation
    and amortization.............................   (12,337,031)     (8,869,783)
                                                    -----------     -----------
        Net property and equipment...............    39,344,607      32,465,870
                                                    -----------     -----------

OTHER ASSETS.....................................       269,447         259,744
                                                    -----------     -----------

                  TOTAL ASSETS................... $  44,007,376   $  37,537,918
                                                    ===========     ===========


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   ------------
                                                    (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable................................ $  6,411,314   $   1,996,887
  Accrued liabilities.............................    2,192,837       2,708,355
                                                     ----------      ----------
        Total current liabilities.................    8,604,151       4,705,242
                                                     ----------      ----------

LONG TERM DEBT    ................................   28,500,000      18,500,000

STOCKHOLDERS' EQUITY
   Preferred stock; authorized 10,000,000 shares:
    Series A convertible preferred stock, par
       value $1.00 per share; issued and out-
       standing 796,318 shares (liquidation
       preference $10 per share, aggregating
       to $7,963,180).............................      796,318         796,318
    Series B convertible preferred stock, par
       value $1.00 per share; issued and out-
       standing 750,000 shares (liquidation
       preference $10 per share, aggregating
       to $7,500,000).............................      750,000         750,000
   Common stock, par value $0.20 per share;
       authorized 25,000,000 shares; issued
       and outstanding 5,247,703 and
       5,232,403 shares...........................    1,049,541       1,046,481
   Additional paid-in capital.....................   15,226,027      15,146,095
   Accumulated deficit............................  (10,507,211)     (3,490,618)
   Accumulated other comprehensive income.........     (411,450)         84,400
                                                    -----------     -----------
         Total stockholders' equity...............    6,903,225      14,332,676
                                                     -----------    -----------

         TOTAL LIABILITIES AND STOCK-
                HOLDERS' EQUITY................... $ 44,007,376  $   37,537,918
                                                    ===========     ===========



                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                       1998             1997
                                                     -------------------------
REVENUES
  Oil and gas sales............................. $    6,799,520       8,342,881
  Pipeline joint venture........................            ---       1,085,167
  Other.........................................        600,403         408,389
                                                    -----------     -----------
        Total revenues..........................      7,399,923       9,836,437
                                                    -----------     -----------

EXPENSES
  Lease operating expense and production taxes..      1,931,620       1,644,768
  Depletion, depreciation and amortization......      2,959,008       3,850,957
  Exploration...................................      5,324,911       1,055,160
  Interest expense..............................      1,345,204       1,065,148
  General and administrative....................      1,914,047       1,703,127
                                                    -----------     -----------
        Total costs and expenses................     13,474,790       9,319,160
                                                    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES...............     (6,074,867)        517,277
  Income taxes .................................            ---             ---
                                                    -----------     -----------

NET INCOME (LOSS)...............................     (6,074,867)        517,277

  Preferred stock dividends.....................        941,726         891,308
                                                    -----------     -----------

LOSS APPLICABLE TO COMMON STOCK................. $   (7,016,593)       (374,031)
                                                    ===========     ===========

BASIC LOSS PER AVERAGE
  COMMON SHARE ................................. $        (1.34)           (.07)
                                                     ==========     ===========

DILUTED LOSS PER AVERAGE
  COMMON SHARE ................................. $        (1.34)           (.07)
                                                    ===========     ===========

AVERAGE COMMON SHARES
  OUTSTANDING  .................................      5,241,556       5,228,248



                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                            September 30,
                                                        1998            1997
                                                     --------------------------
REVENUES
  Oil and gas sales.............................  $   2,394,436       2,746,693
  Pipeline joint venture........................            ---         266,166
  Other.........................................        303,307         157,704
                                                   ------------    ------------
        Total revenues..........................      2,697,743       3,170,563
                                                   ------------    ------------

EXPENSES
  Lease operating expense and production taxes..        644,306         559,487
  Depletion, depreciation and amortization......        856,740       1,201,028
  Exploration...................................      2,153,486         656,122
  Interest expense..............................        541,522         378,952
  General and administrative....................        617,274         613,730
                                                   ------------    ------------
        Total costs and expenses................      4,813,328       3,409,319
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES........................     (2,115,585)       (238,756)
  Income taxes .................................            ---             ---
                                                   ------------    ------------

NET LOSS   .....................................     (2,115,585)       (238,756)

  Preferred stock dividends.....................        313,912         313,891
                                                   ------------    ------------

LOSS APPLICABLE TO COMMON STOCK.................  $  (2,429,497)       (552,647)
                                                   ============     ===========

LOSS PER AVERAGE COMMON SHARE...................  $        (.46)           (.11)
                                                    ===========     ===========

AVERAGE COMMON SHARES
  OUTSTANDING  .................................      5,247,703       5,232,403



                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                              Nine Months
                                                           Ended September 30,
                                                          1998           1997
                                                       -------------------------
OPERATING ACTIVITIES
  Net income (loss).................................. $(6,074,867)      517,277
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depletion, depreciation and amortization.......   2,959,008     3,850,957
      Amortization of leasehold costs................     760,769       192,345
      Amortization of deferred debt financing costs..         ---        27,694
      Gain on sale of oil and gas properties.........      (4,206)          (18)
      Capital expenditures charged to income.........   4,110,825       486,667
      Payment of contingent liability................    (107,625)      (82,751)
      Payment of other liabilities...................    (160,518)     (240,779)
                                                       ----------   -----------
                                                        1,483,386     4,751,392
  Net change in (exclusive of acquisition in 1997):
      Accounts receivable............................    (564,082)      105,618
      Prepaid insurance and other....................      (3,800)       77,150
      Accounts payable...............................   1,900,588        96,732
      Accrued liabilities............................    (604,050)     (151,618)
                                                       ----------   -----------
             Net cash provided by (used in)
                 operating activities................   2,212,042     4,879,274
                                                       ----------   -----------

INVESTING ACTIVITIES
  Proceeds from sales of oil and gas properties......      49,091       370,000
  Acquisition of oil and gas properties..............    (129,325)   (1,516,866)
  Exploration and drilling capital expenditures paid. (11,661,649)   (4,191,835)
                                                       ----------   -----------
               Net cash used in investing activities. (11,741,883)   (5,338,701)
                                                       ----------   -----------

FINANCING ACTIVITIES
  Proceeds from bank borrowings......................  10,500,000    10,000,000
  Principal payments of bank borrowings..............    (500,000)   (8,463,919)
  Retirement of preferred stock......................         ---        (7,650)
  Preferred stock dividends..........................    (941,726)     (891,308)
                                                       ----------   -----------
               Net cash provided by
                   financing activities..............   9,058,274       637,123
                                                       ----------   -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................................    (471,567)      177,696

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................................     793,358       344,551
                                                       ----------   -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD...................................... $   321,791       522,247
                                                       ==========   ===========

NON-CASH INVESTING ACTIVITIES -
  Accrued capital expenditures.......................   2,953,507     1,827,561


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                               Series A                       Series B
                                            Preferred Stock                Preferred Stock                Common Stock
                                            ---------------                ---------------                ------------
                                            Number       Par            Number         Par         Number              Par
                                           of Shares    Value          of Shares      Value      of Shares*           Value*
                                           ---------    -----          ---------      -----      ----------           ------
Balance at December 31, 1996.........     801,149   $    801,149           ---  $         ---      5,225,564   $     1,045,113
Net income............................        ---            ---           ---            ---            ---               ---
Unrealized appreciation of marketable
  securities available for sale.......        ---            ---           ---            ---            ---               ---
Issuance of Series B preferred stock..        ---            ---       750,000        750,000            ---               ---
Preferred stock dividends.............        ---            ---           ---            ---            ---               ---
Conversion of preferred stock to
  common stock........................     (3,831)        (3,831)          ---            ---          2,993               599
Employee stock grants.................        ---            ---           ---            ---          3,846               769

Retirement of preferred stock.........     (1,000)        (1,000)          ---           ----            ---               ---
                                         --------      ---------   -----------     ----------    -----------      ------------

Balance at September 30, 1997.........    796,318   $    796,318       750,000  $     750,000      5,232,403   $     1,046,481
                                         ========      =========   ===========     ==========    ===========      ============

Balance at December 31, 1997..........    796,318   $    796,318       750,000  $     750,000      5,232,401   $     1,046,481
Net loss..............................        ---            ---           ---            ---            ---               ---
Unrealized depreciation of marketable
  securities available for sale.......        ---            ---           ---            ---            ---               ---
Preferred stock dividends.............        ---            ---           ---            ---            ---               ---
Employee and director stock grants....        ---            ---           ---            ---         15,302             3,060
                                         --------      ---------   -----------     ----------    -----------      ------------

Balance at September 30, 1998........     796,318   $    796,318       750,000  $     750,000      5,247,703   $     1,049,541
                                         ========      =========   ===========     ==========    ===========      ============

                                                                           Accumulated
                                                                               Other
                                                                           Comprehensive
                                                                             Income -
                                                                            Unrealized
                                          Additional                      Gain (Loss) on          Total
                                          Paid-In        Accumulated         Marketable        Stockholders'
                                          Capital*         Deficit            Equity             Equity
                                          --------         -------             ------             ------
Balance at December 31, 1996.........   $  8,375,282    $   (896,444)    $     (189,900)   $    9,135,200
Net income............................           ---         517,277                ---           517,277
Unrealized appreciation of marketable
  securities available for sale.......           ---             ---            147,700           147,700
Issuance of Series B preferred stock..     6,750,000             ---                ---         7,500,000
Preferred stock dividends.............           ---        (891,308)               ---          (891,308)
Conversion of preferred stock to
  common stock........................         3,232             ---                ---               ---
Employee stock grants.................        24,231             ---                ---            25,000

Retirement of preferred stock.........        (6,650)            ---                ---            (7,650)
                                         -----------     -----------        -----------      ------------

Balance at September 30, 1997.........  $ 15,146,095    $ (1,270,475)    $      (42,200)   $   16,426,219
                                         ===========     ===========        ===========      ============

Balance at December 31, 1997..........  $ 15,146,095    $ (3,490,618)    $       84,400    $   14,332,676
Net loss..............................           ---      (6,074,867)               ---        (6,074,867)
Unrealized depreciation of marketable
  securities available for sale.......           ---             ---           (495,850)        (495,850)
Preferred stock dividends.............           ---        (941,726)               ---          (941,726)
Employee and director stock grants....        79,932             ---                ---            82,992
                                         -----------     -----------        -----------      ------------

Balance at September 30, 1998........   $ 15,226,027    $(10,507,211)    $     (411,450)    $   6,903,225
                                         ===========     ===========        ===========      ============

*All 1997 share and dollar amounts have been restated to retroactively reflect the March 1998 reverse stock split.

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 1998 and 1997
                                   (Unaudited)


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations for the nine and three months ended September 30, 1998 and 1997.

The results of operations for the nine and three month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE B - Commitments and Contingencies
--------------------------------------
The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean-up of the site will be approximately $4.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of September 30, 1998, the Company has paid approximately $321,000 in costs related to this matter and has $92,000 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

NOTE C - Long Term Debt
-----------------------
The Company has a credit facility with a bank which provides for a total borrowing base determined by the bank periodically based in part, on the Company's oil and gas reserve information. Such borrowing base is currently $31,000,000. The amount outstanding under this facility as of September 30, 1998 was $28,500,000.


NOTE D - Pro Forma Financial Results of Operations
--------------------------------------------------
Selected results of operations on a pro forma basis for the nine months ended September 30, 1997 as if the La/Cal II Acquisition had occurred on January 1, 1997 are as follows:

     Revenues.............................       $         10,357,543
     Net income...........................                    751,761
     Loss applicable to
         common stock.....................                   (191,110)
     Basic and diluted loss per
         average common share.............       $               (.04)


NOTE E - Stockholders' Equity
-----------------------------
On March 12, 1998, the Company effected a one for eight reverse stock split of its common stock. All share and per share amounts of prior periods presented have been adjusted to retroactively give effect to the reverse stock split.


NOTE F - Comprehensive Income
-----------------------------
Comprehensive income for the nine and three months ended September 30, 1998 and 1997 is as follows:

                                   Nine Months Ended        Three Months Ended
                                     September 30,            September 30,
                                   1998         1997        1998         1997
Net income (loss)             $ (6,074,867)    517,277    (2,115,585)  (238,756)
Other comprehensive income
 Unrealized appreciation
 (depreciation) on marketable
 equity securities                (495,850)    147,700      (200,450)    84,400
                                 ---------   ---------     ---------   --------
Comprehensive income (loss)     (6,570,717)    664,977    (2,316,035)  (154,356)
                                 =========   =========     =========   ========


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


Changes in Results of Operations
--------------------------------
                Nine months ended September 30, 1998 versus nine
                        months ended September 30, 1997

Total revenues for the nine months ended September 30, 1998 amounted to $7,400,000 and were $2,436,000 lower than the $9,836,000 for the nine months ended September 30, 1997 due to lower oil and gas revenues and the loss of revenues from the pipeline joint venture. Oil and gas sales were $1,543,000 lower due almost totally to lower oil and gas prices. Revenues from the pipeline joint venture were $0 in the first nine months of 1998 compared to $1,085,000 in 1997 due to the sale of the asset in the fourth quarter of 1997.

The following table reflects the gas and oil production volumes and pricing information for the periods presented.

                                  Nine months                Nine months
                           ended September 30, 1998    ended September 30, 1997
                        Production     Average Price  Production   Average Price
                        ----------     -------------  ----------   -------------
  Gas (Mcf).............  1,874,625     $      2.18    1,878,128    $      2.41
  Oil (Bbls)............    205,209     $     13.22      208,707    $     18.33

Lease operating expense and production taxes were $1,932,000 for the nine months ended September 30, 1998, versus $1,645,000 for the nine months ended September 30, 1997, or $287,000 higher due primarily to the Company not incurring in the 1997 period ad valorem taxes related to the La/Cal II properties which were the responsibility of the La/Cal II partners. Additionally, the 1998 period included eight additional producing wells and nine months of lease operating expense and production taxes for the La/Cal II properties, versus eight months for 1997 due to the effective date of the acquisition being January 31, 1998. Depletion, depreciation and amortization was $2,959,000 for the nine months ended September 30, 1998, versus $3,851,000 for the nine months ended September 30, 1997, or $892,000 lower substantially due to no amortization of the pipeline joint venture in the current period compared to $741,000 in the same period a year ago.

Exploration expense for the nine months ended September 30, 1998 was $5,325,000 versus $1,055,000 for the same period of 1997, or $4,270,000 higher due primarily to dry hole costs of $3,539,000 in the current period compared to $490,000 for the same period of 1997. Additionally, leasehold amortization and seismic costs amounted to $760,000 and $642,000, respectively, for the nine months ended September 30, 1998 versus $192,000 and $110,000 for the same period in 1997.

Interest expense was $1,345,000 in the nine months ended September 30, 1998 compared to $1,065,000 in the nine months ended September 30, 1997 due to higher average debt outstanding for the nine months ended September 30, 1998.

General and administrative expenses amounted to $1,914,000 in the nine months ended September 30, 1998 versus $1,703,000 in the nine months ended September 30, 1997 due largely to expenses associated with the addition of six employees in May 1997.

The Company's preferred stock dividends amounted to $942,000 for the nine months ended September 30, 1998 compared to $891,000 for the prior year. The increase is due to nine months of dividends being paid on the Company's Series B Preferred Stock in the current year versus eight months in the prior year.

               Three months ended September 30, 1998 versus three
                         months ended September 30,1997

Total revenues for the three months ended September 30, 1998 amounted to $2,698,000 and were $473,000 lower than the $3,171,000 for the three months ended September 30, 1997 due to lower oil and gas revenues and the loss of revenues from the pipeline joint venture. Oil and gas sales were $352,000 lower due to lower oil and gas prices partially offset by increased gas production of approximately 26%. Revenues from the pipeline joint venture were $0 in the third quarter of 1998 compared to $266,000 in 1997 due to the sale of the asset in the fourth quarter of 1997.

The following table reflects the production volumes and pricing information for the periods presented.

                              Three months                 Three months
                        ended September 30, 1998     ended September 30, 1997
                     Production    Average Price   Production     Average Price
                     ----------    -------------   ----------     -------------
 Gas (Mcf)...........  768,365    $        2.04     608,521      $      2.55
 Oil (Bbls)..........   69,057            11.95      70,620            16.89

Lease operating expense and production taxes were $644,000 for the three months ended September 30, 1998, versus $559,000 for the three months ended September 30, 1997, or $85,000 higher. Depletion, deprecation and amortization was $857,000 for the three months ended September 30, 1997, versus $1,201,000 for the three months ended September 30, 1997, or $344,000 lower than the third quarter of 1997 due to no amortization of the pipeline joint venture in the current period compared to $174,000 in the same period a year ago. Additionally, the production mix for the 1998 period yielded lower overall depletion rates due to new production coming on line at lower rates in the current period and older production being depleted at an accelerated rate in the prior period.

The Company incurred $2,154,000 of exploration expense in the third quarter of 1998, compared to $656,000 in the third quarter of 1997, or $1,498,000 higher primarily due to dry hole costs of $1,496,000 in the third quarter of 1998 versus $473,000 in 1997. Additionally, leasehold amortization amounted to $465,000 in the third quarter of 1998 compared to $76,000 for the same period in 1997.

Interest expense was $542,000 in the three months ended September 30, 1998 compared to $379,000 in the third quarter of 1997 due to higher average debt outstanding for the quarter ended September 30, 1998.

General and administrative expenses amounted to $617,000 in the three months ended September 30, 1998 versus $614,000 in the third quarter of 1997.


Liquidity and Capital Resources
-------------------------------
Net cash provided by in operating activities was $2,212,000 in the nine months ended September 30, 1998 compared to $4,879,000 in the nine months ended September 30, 1997. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by or used in operating activities for each of the periods presented.

Net cash used in investing activities totaled $11,742,000 for the nine months ended September 30, 1998 compared to $5,339,000 in 1997. The nine months ended September 30, 1998 is composed almost entirely of cash paid for exploration and drilling capital expenditures in the period of $11,662,000. The nine months ended September 30, 1997 reflects $4,192,000 in exploration and drilling capital expenditures and $1,517,000 of cash paid in connection with the purchase of oil and gas properties offset by $370,000 in proceeds from the sale of certain oil and gas properties located in Montana.

Net cash provided by financing activities was $9,058,000 for the nine months ended September 30, 1998 as compared to net cash used of $637,000 in the prior year period. The 1998 amount includes borrowings of $10,500,000 by the Company under its line of credit and pay downs under this line of credit of $500,000. The 1997 amount included the borrowing of $9,000,000 by the Company under its line of credit which was used to payoff the debt assumed from La/Cal II and to pay the cash portion of the purchase price. The 1997 amount also includes additional borrowings of $1,000,000 under its line of credit, pay downs of $1,000,000 and the payoff of La/Cal II debt of $7,464,000. The 1998 period also includes preferred dividends of $942,000 (nine months), whereas the 1997 period contains dividends of $891,000 (eight months).

The Company has a credit facility with a bank which provides for a total borrowing base determined by the bank periodically based in part, on the Company's oil and gas reserve information. Such borrowing base is currently $31,000,000. The maturity date for all amounts drawn under the bank credit facility is June 1, 2000. Interest is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 2%. Interest rates are set on specific draws for one, two, three or six month periods, also at the option of the Company. The Company's credit facility requires that minimum net worth and debt service ratios be maintained by the Company. Accordingly, the Company had $903,000 available for the payment of dividends at September 30, 1998. The amount outstanding under this facility as of September 30, 1998 was $28,500,000.

The Company had $14,744,000 in capital expenditures in the nine months ended September 30, 1998. The Company's budget for 1998 capital expenditures was set at the beginning of the year at $12,500,000. Such budget is under constant review during the year and could change due to actual and estimated cash flow, commodity prices, borrowing capacity and other factors and was subsequently revised to $18,000,000. The Company expects to fund capital expenditures for the remainder of 1998 from operating cash flow and borrowings under its bank credit facility.


Year 2000
---------

The Company is in the process of assessing the ability of its various electronic operating systems, and those of significant third parties, to appropriately consider periods and dates after December 31, 1999. The Company's senior financial management has taken responsibility for identifying, addressing and monitoring its Year 2000 issues. These individuals report to the Audit Committee of the Board of Directors on a periodic basis. For Company systems identified as not being Year 2000 compliant, the Company has developed plans to correct these systems and expects to be compliant on the systems by the first quarter of 1999.

As for third parties with which the Company has a material relationship, the Company is in various stages of discussions and conclusions related to the ability of those third parties to become compliant and the related timing thereof.

The estimated costs associated with becoming Year 2000 compliant are not expected to be material to the Company.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance timely. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by the first quarter of 1999.

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 efforts are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the implementation of new business systems and completion of the various above-mentioned tasks as scheduled, the possibility of interruptions to normal operations should be significantly reduced.


Stock Listing
-------------
The Company has been notified by the New York Stock Exchange that it is not in compliance with certain of the Exchange's minimum financial criteria for listed companies. The Company has met with representatives of the Exchange and plans to submit a three-year business plan to the Exchange in response to the notice.


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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  4.1  -  Amendment  letter  dated August 27, 1998 related to
                          the  Credit  Agreement  between  Goodrich   Petroleum
                          Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank.

                  4.2  -  Amendment letter dated October 16, 1998 related to the
                          Credit Agreement between Goodrich Petroleum Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank.

                  27.1 -  Financial Data Schedule

                  27.2 - Restated Financial Data Schedule for Quarter Ended September 30, 1997

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                         GOODRICH PETROLEUM CORPORATION
                                  (registrant)



November 13, 1998                           /s/ Walter G. Goodrich
-----------------                         --------------------------------------
      Date                                  Walter G. Goodrich, President and
                                                Chief Executive Officer


November 13, 1998                           /s/ Roland L. Frautschi
-----------------                         --------------------------------------
      Date                                  Roland L. Frautschi, Senior Vice
                                            President, Chief Financial Officer
                                                       and Treasurer