Form 10-Q/A
period 1998-09-30
GOODRICH PETROLEUM CORP
filed 1999-01-20
CIK 943861

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

The terms of the Company's Series A Preferred Stock provide that the Company will not incur additional debt after such time as it reports financial results which show the Company's stockholders' equity to be less than the liquidation preference of the Series A Preferred Stock. As of September 30, 1998, the
Company's stockholders' equity was approximately $6.9 million and the liquidation preference on the outstanding shares of the Series A Preferred Stock was approximately $7.9 million. As a result, the Company is unable to incur additional debt under its credit facility or from other sources at the present time. The Company is exploring a number of alternatives to address the restriction imposed by the Series A Preferred Stock, including the issuance of additional equity securities. There can be no assurance that the Company will be able to successfully address these limitations in the near term. In addition, under the current commodity price environment the Company's ability to incur additional indebtedness under its credit facility will be substantially restricted by borrowing base limitations. As a result, the Company has substantially reduced its capital spending plans for the first quarter of 1999. The Company's capital spending plans for the remainder of 1999 will be determined based upon the Company's ability to raise additional debt or equity securities and the commodity prices which prevail during the remainder of the year.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  4.1  -  Amendment  letter  dated August 27, 1998 related to the Credit Agreement between Goodrich Petroleum Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank.(Previously filed with November 16, 1998 filing.)

                  4.2  -  Amendment letter dated October 16, 1998 related to the
                          Credit Agreement between Goodrich Petroleum Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank. (Previously filed with November 16, 1998 filing.)

                  27.1 - Financial Data Schedule(Previously filed with November 16, 1998 filing.)

                  27.2 - Restated Financial Data Schedule for Quarter Ended September 30, 1997 (Previously filed with November 16, 1998 filing.)

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