Form 10-K
period 1998-12-31
GOODRICH PETROLEUM CORP
filed 1999-04-01
CIK 943861

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

                    For Fiscal Year Ended December 31, 1998
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

   Common Stock, $0.20 par value              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

   Series A Preferred Stock, $1.00 par value         NASDAQ Small Cap

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At March 26, 1999 there were 5,247,705 (adjusted for reverse stock split) shares of Goodrich Petroleum Corporation common stock outstanding. The aggregate market value of shares of common stock held by non-affiliates of the registrant as of March 23, 1999 was approximately $5,903,668 based on a closing price of $1.125 per share on the New York Stock Exchange on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   Document                      Part/Item of Incorporation
                   --------                     -----------------------------
Proxy Statement for the 1999 Annual Meeting of
                 Shareholders                   Part III, Item 10, 11, 12, 13

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Items 1 and 2. Business and Properties.

                                    General

  Goodrich Petroleum Corporation and subsidiaries ("Goodrich" or "the Company") is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the onshore portions of the United States, primarily the states of Louisiana and Texas. The Company owns working and overriding royalty interests in 91 active oil and gas wells located in 37 fields in eight states. At December 31, 1998, Goodrich had estimated proved reserves of approximately 3,093,000 barrels of oil and condensate and 28.1 Bcf of natural gas, or an aggregate of
46.7 Bcfe with a pre-tax present value of future net revenues, discounted at 10%, of $40.63 million.

  The Company's principal executive offices are located at 5847 San Felipe, Suite 700 Houston, Texas 77057. The Company also has offices in Shreveport, Louisiana. At March 2, 1999 the Company had 16 employees.

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

Louisiana

  The majority of the Company's proved natural gas reserves are in the Southern Louisiana producing region. The Southern Louisiana producing region refers to the geographic area which covers the onshore and in-land waters of South Louisiana lying in the southern one-half of the state of Louisiana, which is one of the world's most prolific oil and natural gas producing sedimentary basins. The region generally contains sedimentary sandstones which are of high qualities of porosity and permeabilities. There are a myriad of types of reservoir traps found in the region. These traps are generally formed by faulting, folding and subsurface salt movement or a combination of one or more of these. Salt movement has resulted in a large number of shallow piercement salt domes as well as deeper movements, which have resulted in both large and small anticlinal structures.

  The formations found in the Southern Louisiana producing region range in depth from 1,000 feet to 20,000 feet below the surface. These formations range from the Sparta and Frio formations in the northern part of the region to Miocene and Pleistocene in the southern part of the region. The Company's production comes predominately from Miocene and Frio age formations.

  Kings Ridge 96 Field. Kings Ridge 96 is located in Lafourche Parish, Louisiana. King's Ridge Field was discovered by Natural Gas and Oil Company in 1954. The field is set up geologically by three main faults which strike east-west and create hydrocarbon traps on the downthrown side of the faults. Typically, these downthrown traps are three-way structures that produce from Miocene sands ranging in depth from 9,000' to 13,000'.

  Goodrich has acquired approximately 307 acres from the Lafourche Parish School Board and 114 acres from the Grandison Trust. Goodrich as operator has drilled and completed three wells in the field to date and has an approximate 50% working interest.

  Isle St. Jean Charles Field. Isle St. Jean Charles Field is located in Terrebonne Parish, Louisiana. The field is a northwest extension of the Bayou Jean LaCroix Field located in the southeastern part of the Parish. These fields are trapped on a four-way closure downthrown on a major east-west trending down to the south fault. Production is from multiple Miocene-aged sands which are normally pressured and range in depth from 9,000 feet to 13,000 feet. The field was developed primarily in the 1950's by Exxon and reservoirs have exhibited both depletion and water drive mechanisms. To date, these fields have produced in excess of 51 billion cubic feet of gas and 6.52 million barrels of oil and condensate. There are currently five active wells producing in these fields.

  Goodrich acquired its working interest in its leasehold of approximately 425 acres through both acreage acquisitions and a farmout from Fina, et al. In December 1997, Goodrich drilled the Dupont 38 #1 well. Goodrich is operator and holds an approximate 38% working interest.

  Second Bayou Field. The Second Bayou Field is located in Cameron Parish, Louisiana and was discovered in 1955 by the Sun Texas Company. Goodrich is the operator of seven producing wells, six of which are dually completed, and has an average working interest of approximately 29% in 1,395 gross acres. To date, the field has produced over 422 Bcf of natural gas and 2.7 million barrels of oil from multiple Miocene aged sands ranging from 4,000 to 15,200 feet. Goodrich drilled and dually completed the Miami Fee No. 9 and No. 10 during 1998 based off of subsurface control and 3-D seismic which was shot in 1997. The two wells average 1,052 barrels of oil per day and 1.5 million cubic feet of gas per day during December 1998.

  Other major operators in the area are Fina Oil and Chemical Company, Texaco Exploration and Producing , Inc. and Newfield Exploration.

  Lake Raccourci Field. The Lake Raccourci Field was discovered by Humble Oil and Refining Company ("Exxon") in 1949, with the field extended to the South by Pan American ("Amoco") in 1958. Geologically, the field is a large four-way dipping closure which is cross-cut by numerous Northeast-Southwest striking down to the South faults. The field has produced from a minimum of eighteen different Miocene age sandstones, which range in depth from 9,000 to 16,500 feet. These normally and abnormally pressured reservoirs exhibit depletion, water and combination drive mechanisms, and have produced in excess of 832 billion cubic feet of gas and 20 million barrels of oil and condensate. There are currently nine producing wells in the field.

  Goodrich acquired its average 20% working interest in the field through a farmout from MW Petroleum ("Apache") in July 1996 and a separate farmout from Exxon. The Company controls approximately 1,079 acres in the field and is currently evaluating 3D seismic for further exploitation opportunities.

  Pecan Lake Field. The Pecan Lake Field was discovered in 1944 by the Superior Oil Company. Geologically, the field is comprised of a relatively low relief four-way closure and multiple stacked pay sands. The Pecan Lake Field comprises approximately 870 gross leased acres in Cameron Parish, Louisiana, approximately 42 miles southeast of Lake Charles, Louisiana. The field has produced from over 15 Miocene sands ranging in depths from 7,500 to 11,800 feet, which have been predominately gas and gas condensate reservoirs. These sand reservoirs are characterized by generally widespread development and strong waterdrive production mechanisms. The field has produced in excess of 348 Bcf of gas and 680,000 barrels of condensate. All the field production to date has come from reservoirs which are of normal pressure. The Company is the operator of five producing wells with working interests ranging from approximately 43% to 47%.

  Ada Field. The Ada Field was discovered by Hope Producing Company in 1945. The field is located in Bienville Parish, in North Louisiana. Geologically, the field is a turtle feature between two salt domes exhibiting a four-way anticline with two main horst blocks, a main graben block, and several compensating faults. The field has produced from numerous Lower Cretaceous sands and lime facies, with the sands being predominately lenticular in deposition. The producing interval for the field ranges from 4,500 to 10,000 feet, with the production being primarily a pressure depletion mechanism. Ada Field has produced over 656 Bcf of natural gas and 5.2 million barrels of oil.

  Goodrich has six producing wells in the field, two of which were drilled during 1998. Goodrich owns an approximate 43% working interest in the field.

  Other. The Company maintains ownership interests in acreage and wells in several additional fields in Louisiana, including the (i) Opelousas Field, located in St. Landry Parish, (ii) Sibley Field, located in Webster Parish,
(iii) City of Lake Charles Field, located in Calcasieu Parish, (iv) Deep Lake Field, located in Lafourche Parish, (v) Mosquito Bay Field, located in Terrebonne Parish, (vi) South Pecan Lake Field located in Cameron Parish,
(vii) Charenton Field located in St. Mary Parish and (viii) E. Roanoke Field, located in Jefferson Davis Parish.

Texas

  Goodrich explores and has production in the western, eastern and southern regions of Texas.

  The Company's primary exploration focus in West Texas is in the Horseshoe Atol area in Dawson and Gaines Counties. The Company is actively developing drilling prospects through the integration of the approximate 375 square miles of 3-D seismic it owns in the area with subsurface geology.

  Sean Andrew Field. Sean Andrew was discovered by the Company in 1994 utilizing the Company's 375 square mile 3-D seismic database in West Texas. The Company is the operator in the field and holds an approximate 37.5% working interest in the field.

  Marholl Field. The Marholl Field is a Siluro-Devonian (Fussellman) Field in Dawson County discovered in 1995 through the use of 3-D seismic. The Company operates two wells in the field with an approximate 23% working interest.

  Mary Blevins Field. The Mary Blevins Field is located in Smith County, Texas and was a new discovery which is fault separated from Hitts Lake Field which was discovered in 1953 by Sun Oil. Currently there are four producing wells in this fault block with Goodrich, as operator, having approximately a 48% working interest in approximately 782 gross acres. To date, Hitts Lake has produced over 14 million barrels of oil and Mary Blevins has produced over 414,000 barrels from the Paluxy, which occurs at a depth of approximately 7,300 feet.

  Other. The Company maintains ownership interests in acreage and wells in several additional fields in Texas including the (i) Ackerly Field, located in Dawson and Howard Counties, (ii) Lamesa Farms Field, located in Dawson County,
(iii) Carthage (Bethany) Field, located in Panola County, (iv) N.W. Ackerly Field, located in Dawson County, (v) Midway Field located in San Patricio County, (vi) East Jacksonville Field located in Cherokee County, (vii) Mott Slough, located in Wharton County, (viii) Falls City Field, located in Karnes County and (ix) Mikeska-Hamill Field, located in Austin County.

Australia

  Goodrich has interest in three exploration permits in the Carnarvon Basin of Western Australia.

  The developmental stage of the offshore Carnarvon Basin of Western Australia is comparable to the Gulf of Mexico in 1950. The Carnarvon Basin is two-thirds the size of the Gulf of Mexico and has produced in excess of 4.3 TCF and 550 million barrels of oil from less than 1000 wells. In comparison, the Gulf of Mexico has produced approximately 104 TCF of gas and 9 billion barrels of oil from 30,000 wells. The Carnarvon Basin retains significant exploration potential. Additional strengths of the basin include large inexpensive acreage blocks, vast available geological and geophysical data sets, existing and expanding petroleum infrastructure and increasing domestic demands for natural gas.

  EP-395. Goodrich Petroleum acquired a 20% non-operated working interest in the 240 square kilometer Exploration Permit in 1995. The Permit is approximately 30 km east from Barrow Island Field which has produced 300 million barrels of oil and 85 km southwest and on trend with the recent Wandoo, Stag and Reindeer discoveries. Since 1995, the partners have reprocessed the original 2-D seismic data sets, shot a 38 km 3-D seismic survey (1995), and shot an additional 93 km of high quality 2-D seismic
(1997). Interpretation of this data has confirmed two separate prospects:
Lindsay and West Boyd. These prospects are structural closures with associated seismic amplitude anomalies. The primary objective for these prospects is the Mardie Greenstone. This objective is a late cretaceous age, shallow marine sandstone with porosities ranging up to 33%. A well is anticipated to be drilled on the Lindsay prospect in late 1999. Carnarvon Petroleum N.L. is the operator of this permit.

  EP-396. The Company acquired a 33% non-operated working interest in 1995. EP-396 encompasses 400 square kilometers and is in close proximity to EP-395. The partnership has reprocessed and interpreted the available 2-D seismic data sets. One strong lead has emerged from the seismic data, which is a prospect called the Nolan Prospect. This prospect is a downthrown three way closure along the major down to the west Candace fault system. The available 2-D seismic data set indicates an associated seismic amplitude anomaly. TAP Oil N.L. is the operator of EP-396.

  EP-397. This Permit is 160 square kilometers and the Company has a 33% working interest. The 130 km of available seismic has been reprocessed and interpreted with several promising prospect leads. This Permit is in the earliest stages of exploratory investigation as compared with EP-395 and EP-396.

Oil and Natural Gas Reserves

  The following tables set forth summary information with respect to the Company's proved reserves as of December 31, 1998 and 1997 as estimated by the Company by compiling reserve information, substantially all of which was prepared by the engineering firm of Coutret and Associates, Inc.

                                                 December 31, 1998
                                    --------------------------------------------
                                            Net Reserves         Pre-Tax Present
                                    ---------------------------- Value of Future
                                       Oil                        Net Revenues
                Category             (Bbls)   Gas (Mcf)  Bcfe(1)  (in millions)
                --------            --------- ---------- ------- ---------------
      Proved Developed............. 2,266,854 21,481,946  35.1       $31.99
      Proved Undeveloped...........   825,956  6,662,364  11.6         8.64
                                    --------- ----------  ----       ------
        Total Proved............... 3,092,810 28,144,310  46.7       $40.63
                                    ========= ==========  ====       ======

                                                 December 31, 1997
                                    --------------------------------------------
                                            Net Reserves         Pre-Tax Present
                                    ---------------------------- Value of Future
                                       Oil                        Net Revenues
                Category             (Bbls)   Gas (Mcf)  Bcfe(1)  (in millions)
                --------            --------- ---------- ------- ---------------
      Proved Developed............. 2,292,626 16,600,669  30.4       $41.86
      Proved Undeveloped........... 1,805,764 20,969,945  31.8        36.24
                                    --------- ----------  ----       ------
        Total Proved............... 4,098,390 37,570,614  62.2       $78.10
                                    ========= ==========  ====       ======

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

  In accordance with the Commission's guidelines, the engineers' estimates of future net revenues from the Company's properties and the Present Value of Future Net Revenues thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The weighted average prices as of December 31, 1998 used in such estimates were $2.24 per Mcf of natural gas and $9.37 per Bbl of crude oil/condensate. Oil prices have subsequently increased while gas prices have subsequently declined from December 31, 1998 levels.

Productive Wells

  The following tables set forth the number of active well bores in which the Company maintains ownership interests as of December 31, 1998:

                                     Oil             Gas            Total
                               --------------- --------------- ---------------
                               Gross(1) Net(2) Gross(1) Net(2) Gross(1) Net(2)
                               -------- ------ -------- ------ -------- ------
      California..............     --      --    4.00    2.09    4.00    2.09
      Colorado................     --      --    1.00     .30    1.00     .30
      Louisiana...............  12.00    5.02   30.00   11.19   42.00   16.21
      Michigan................   2.00     .26    5.00     .05    7.00     .31
      Mississippi.............     --      --    1.00     .05    1.00     .05
      New Mexico..............     --      --    1.00     .03    1.00     .03
      Texas...................  28.00   11.82    5.00     .75   33.00   12.57
      Wyoming.................   2.00     .32      --      --    2.00     .32
                                -----   -----   -----   -----   -----   -----
        Total Productive
         Wells................  44.00   17.42   47.00   14.46   91.00   31.88
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

Acreage

  The following table summarizes the Company's gross and net developed and undeveloped natural gas and oil acreage under lease as of December 31, 1998. Acreage in which the Company's interest is limited to a royalty or overriding royalty interest is excluded from the table.

                                                                   Gross   Net
                                                                  ------- ------
      Developed acreage
        California...............................................   1,280    568
        Colorado.................................................     640    192
        Louisiana................................................   7,907  2,644
        Michigan.................................................   1,920     19
        Texas....................................................   5,598  2,005
        Wyoming..................................................      80     13
      Undeveloped acreage
        Offshore Australia....................................... 197,682 57,985
        Louisiana................................................   1,795  1,524
        Michigan.................................................     640    154
        Texas....................................................   2,400  1,257
                                                                  ------- ------
          Total.................................................. 219,942 66,361
                                                                  ======= ======

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

                                                      Year Ended December 31
                                                  ------------------------------
                                                     1998      1997      1996
                                                  ---------- --------- ---------
                                                  Gross Net  Gross Net Gross Net
                                                  ----- ---- ----- --- ----- ---
      Develpment Wells:
        Productive...............................  6.00 2.77  6.0  2.6  1.0  0.4
        Non-Productive...........................  2.00 1.47  0.0  0.0  0.0  0.0
                                                  ----- ---- ----  --- ----  ---
          Total..................................  8.00 4.24  6.0  2.6  1.0  0.4
                                                  ===== ==== ====  === ====  ===
      Exploratory Wells:
        Productive...............................  7.00 1.49 12.0  2.9  6.0  2.5
        Non-Productive...........................  8.00 2.87  7.0  1.7  3.0  1.3
                                                  ----- ---- ----  --- ----  ---
          Total.................................. 15.00 4.36 19.0  4.6  9.0  3.8
                                                  ===== ==== ====  === ====  ===
      Total Wells:
        Productive............................... 13.00 4.26 18.0  5.5  7.0  2.9
        Non-Productive...........................  9.00 4.34  7.0  1.7  3.0  1.3
                                                  ----- ---- ----  --- ----  ---
          Total.................................. 23.00 8.60 25.0  7.2 10.0  4.2
                                                  ===== ==== ====  === ====  ===

Net Production, Unit Prices and Costs

  The following table presents certain information with respect to oil, gas and condensate production attributable to the Company's interests in all of its fields, the revenue derived from the sale of such production, average sales prices received and average production costs during each of the years in the three-year period ended December 31, 1998.

                                                   1998      1997      1996
                                                 --------- --------- ---------
      Net Production:
        Natural gas (Mcf)....................... 2,782,825 2,449,320 1,623,377
        Oil (barrels)...........................   316,768   282,380   165,964
        Natural gas equivalents (Mcfe) (1)...... 4,683,433 4,143,600 2,619,161

      Average Net Daily Production:
        Natural gas (Mcf).......................     7,624     6,710     4,448
        Oil (Bbls)..............................       868       774       455
        Natural gas equivalents (Mcfe) (1)......    12,832    11,354     7,176

      Average Sales Price Per Unit:
        Natural gas (per Mcf)................... $    2.18      2.55      2.60
        Oil (per Bbl)...........................     11.88     18.06     20.88

      Other Data:
        Lease operating expense and production
         taxes (per Mcfe)....................... $     .60       .56       .62

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

  Customers. Due to the nature of the industry the Company sells its oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. Revenues from these sources as a percent of total revenues for the periods presented were as follows:

                                                                    Year Ended
                                                                   December 31,
                                                                  ----------------
                                                                  1998  1997  1996
                                                                  ----  ----  ----
      Seaber Corporation of Louisiana............................  47%   44%   35%
      Texaco.....................................................  12%   11%   --
      Navajo Refining Company....................................  11%   --    --
      Mobil Oil Corporation......................................  --    10%   22%
      Mitchell Marketing Company.................................  --     9%   16%

Sales

  During 1998, the Company sold its interest in certain oil and gas properties located in Texas for $49,000.

  During 1997, the Company sold its interests in certain oil and gas properties located primarily in Montana for $370,000. During 1996, the Company sold its interests in certain oil and gas properties located substantially in North Dakota for $326,000.

                   Investment in Marcum Natural Gas Services

  On January 5, 1999 the Company sold its investment in National Gas Services ("Marcum") for $240,000. Marcum is a publicly held diversified provider of products and services to the natural gas industry.

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

Item 3. Legal Proceedings.

  The U. S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company estimates that the remaining cost of long-term clean-up of the site will be approximately $3.5 million, with the Company's percentage of responsibility to be approximately 3.05%. As of December 31, 1998, the Company has paid approximately $321,000 in costs related to this matter and has $92,000 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

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

  At March 26, 1999 the number of holders of record of the Company's common stock without determination of the number of individual participants in security position was 3,492 with 5,247,705 shares outstanding. High and low sales prices for the Company's common stock for each quarter during the calendar years 1998 and 1997 are as follows:

                                                               1998      1997
                                                            ---------- ---------
                          Quarter Ended                     High  Low  High Low
                          -------------                     ----- ---- ---- ----
      March 31............................................. $8.00 5.06 9.00 6.00
      June 30.............................................. $7.19 5.25 9.00 6.00
      September 30......................................... $5.63 2.25 6.50 5.00
      December 31.......................................... $3.00 1.13 6.50 4.50

  The prices in the table above have been adjusted to give retroactive effect to the Company's one-for-eight reverse stock split in March 1998.

  The Company has not paid a cash dividend on its Common Stock and does not intend to pay such a dividend in the foreseeable future.

Item 6. Selected Financial Data.

Selected Statement of Operations Data:

  The following table sets forth selected financial data of the Company for each of the years in the five-year period ended December 31, 1998, which information has been derived from the Company's audited financial statements. This information should be read in connection with and is qualified in its entirety by the more detailed information in the Company's financial statements under Item 8 below and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                          Year Ended December 31,
                          -----------------------------------------------------------
                             1998         1997        1996        1995        1994
                          -----------  ----------  ----------  ----------  ----------
Revenues................  $10,591,873  12,901,361   9,769,383   6,174,412   5,013,446
Depletion, Depreciation
 and Amortization.......    4,094,447   4,862,754   3,788,292   1,785,502   1,156,624
Exploration.............    6,010,425   3,205,730   1,149,240     193,159       4,240
Interest Expense........    1,909,849   1,416,675     828,394   1,132,488   1,072,098
Total Costs and
 Expenses...............   18,311,421  14,978,629   9,476,366   5,037,101   2,998,628
Gain on sale of assets..        4,206     688,304      88,428          --          --
Extraordinary Item--
 Early Extinguishment of
  Debt..................           --          --          --     482,906          --
Net Income (Loss).......   (7,715,342) (1,388,964)    381,445     654,405   2,014,818
Preferred Stock
 Dividends..............    1,255,638   1,205,210     644,800     254,932
Earnings (Loss)
 Applicable to Common
 Stock..................   (8,970,980) (2,594,174)   (263,355)    399,473
Basic Loss Per Average
 Common Share(c)........        (1.71)       (.50)       (.05)
Diluted Loss Per Average
 Common Share(c)........  $     (1.71)       (.50)       (.05)
Average Common Shares
 Outstanding(c).........    5,243,105   5,229,307   5,225,564
Pro Forma Information:
 Pro Forma Income
  Taxes(a)..............                                          402,698     785,779
 Pro Forma Net Income...                                          251,707   1,229,039
 Pro Form Earnings
  (Loss) Applicable to
  Common Stock..........                                           (3,225)  1,229,039
Pro Forma Income Before
 Extraordinary Item Per
 Average Common
 Share(c)...............                                              .14         .50
Extraordinary Item Per
 Average Common
 Share(c)...............                                             (.14)         --
Pro Forma Basic and
 Diluted Earnings (Loss)
 Per Average Common
 Share(c)...............                                               --         .50
Pro Forma Average Common
 Shares
 Outstanding(b)(c)......                                        3,465,318   2,470,653

                                               December 31,
                          -----------------------------------------------------------
                             1998         1997        1996        1995        1994
                          -----------  ----------  ----------  ----------  ----------
Selected Balance Sheet
 Data:
 Total Assets...........  $44,036,588  37,537,918  22,398,984  22,382,716   8,230,496
 Total Long Term
  Debt(e)...............   29,500,000  18,500,000  10,000,000   9,750,000   8,250,000
 Stockholders' Equity
  (Partners' Deficit)...  $ 4,959,388  14,332,676   9,135,200   9,662,812  (2,081,217)

--------
(a) No provision for income taxes is included in the consolidated statements of operations for the periods ended December 31, 1994 or the period from January 1, 1995 through August 14, 1995, for the operations of La/Cal Energy Partners (predecessor company), due to La/Cal Energy Partners being a partnership and income taxes were the responsibility of the individual partners of La/Cal Energy Partners. Certain unaudited pro forma information relating to the Company's results of operations, had La/Cal Energy Partners been a corporation for those periods, is shown above.
(b) For purposes of this presentation the number of pro forma shares used for periods prior to August 15, 1995, is 2,470,653 shares (adjusted retroactively for the March 1998 reverse stock split), which is the number of shares issued by the Company in exchange for La/Cal Energy Partners net assets contributed.
(c) Number of shares restated to retroactively adjust for one for eight reverse stock split in March 1998.
(d) The above data reflects the operations solely of La/Cal Energy Partners for periods prior to August 15,1995, whereas such data reflects the operations of La/Cal Energy Partners combined with Patrick Petroleum Company for periods subsequent to August 15, 1995.
(e)  Includes current maturities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 1997 Acquisition

  On January 31, 1997, the Company acquired the oil and gas properties of La/Cal Energy Partners II ("La/Cal II") and certain working interest owners for a purchase price of $16.5 million ("La/Cal II Acquisition"). The purchase price consisted of $1.5 million cash, the assumption of $7.5 million La/Cal II long-term debt and the issuance of 750,000 shares of Series B convertible preferred stock of the Company ("Series B Preferred Stock") with an aggregate liquidation value of $7.5 million. In connection with the La/Cal II Acquisition, the Company increased its borrowing base to $22.5 million and borrowed an additional $9 million to retire or (payoff) La/Cal II's debt and to pay the cash portion of the purchase price. The Series B Preferred Stock accrues dividends at a rate of 8.25% per annum and each share of Series B Preferred Stock is convertible into 1.12 shares of common stock. Such shares are redeemable by the Company after January 31, 2001 at $10.00 per share.

 Results of Operations

  Year ended December 31, 1998 versus year ended December 31, 1997--Total revenues in 1998 amounted to $10,592,000 and were $2,309,000 (18%) lower than total revenues in 1997 due to lower oil and gas revenues and the loss of revenues from the pipeline joint venture. Oil and gas sales were $1,515,000 lower due primarily to lower oil and gas prices, partially offset by higher production volumes. Revenues from the pipeline joint venture were $-0- in 1998 compared to $1,078,000 in 1997 due to the sale of the asset in the fourth quarter of 1997.

  The following table reflects the production volumes and pricing information for the periods presented:

                                         1998                     1997
                               ------------------------ ------------------------
                               Production Average Price Production Average Price
                               ---------- ------------- ---------- -------------
      Gas (Mcf)............... 2,782,825     $ 2.18     2,449,320     $ 2.55
      Oil (Bbls)..............   316,768     $11.88       282,380     $18.06

  Lease operating expense and production taxes were $2,822,000 for 1998 compared to $2,316,000 for 1997, or $506,000 higher, due primarily to the Company not incurring, in the 1997 period, ad valorem taxes related to the La/Cal II properties which were the responsibility of the La/Cal II partners. Additionally, the 1998 period includes eight additional producing wells and twelve months of lease operating expense and production taxes for the La/Cal II properties, compared to eleven months for 1997 due to the effective date of the acquisition being January 31, 1997. Depletion, depreciation and amortization was $4,094,000 in 1998 versus $4,863,000 in 1997, or $769,000 lower, substantially due to no amortization of the pipeline joint venture in 1998 compared to $741,000 in 1997.

  The Company incurred $6,010,000 of exploration expense in 1998 compared to $3,206,000 in 1997. Included in the 1998 exploration expense is $3,684,000 of costs related to dry holes during the period versus $2,342,000 of such costs in 1997.

  The Company recorded an impairment in the recorded value of certain oil and gas properties in the fourth quarter of 1998 in the amount of $1,076,000 due to lower oil prices and higher than expected depletion rates. This compares to an impairment of $550,000 recorded in the same period a year ago.

  Interest expense was $1,910,000 in 1998 compared to $1,417,000 (35% higher) due to the Company having higher average debt outstanding, slightly offset by a lower effective interest rate in 1998 compared to 1997.

  General and administrative expenses amounted to $2,399,000 for 1998 versus $2,628,000 in 1997.

  The Company's preferred stock dividends amounted to $1,256,000 for 1998 compared to $1,205,000 in 1997 or $51,000 higher due to twelve months of dividends being paid on the Company's Series B Preferred Stock in the current year versus eleven months in the prior year.

  Year ended December 31, 1997 versus year ended December 31, 1996--Total revenues in 1997 increased to $12,901,000 and were $3,132,000 (32%) higher than total revenues in 1996 due to increased oil and gas revenues, offset by lower revenues from the pipeline joint venture. Oil and gas sales were $3,664,000 higher due substantially to increased revenues as a result of the La/Cal II acquisition (effective January 31, 1997) along with increased gas volumes on the pre-acquisition properties, offset somewhat by lower oil and gas prices. Revenues from the pipeline joint venture were $459,000 lower in 1997 due to the sale of the asset in the fourth quarter of 1997.

  The following table reflects the production volumes and pricing information for the periods presented:

                                         1997                     1996
                               ------------------------ ------------------------
                               Production Average Price Production Average Price
                               ---------- ------------- ---------- -------------
      Gas (Mcf)............... 2,449,320     $ 2.55     1,623,377     $ 2.60
      Oil (Bbls)..............   282,380     $18.06       165,964     $20.88

  Lease operating expense and production taxes were $2,316,000 for 1997 compared to $1,615,000 for 1996 or $701,000 higher due primarily to the addition of the La/Cal II properties. Depletion, depreciation and amortization was $4,863,000 versus $3,788,000 for 1996 or $1,075,000 higher due to the addition of the La/Cal II properties, offset by approximately $300,000 less amortization of the pipeline joint venture. Included in depletion, depreciation and amortization is depletion of oil and gas properties of $4,066,000 and $2,684,000, respectively.

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

 Liquidity and Capital Resources

  Net cash provided by operating activities was $4,517,000 in 1998 compared to $6,633,000 in 1997 and $4,292,000 in 1996. The Company's accompanying consolidated statements of cash flows identify major differences between net income (loss) and net cash provided by operating activities for each of the years presented.

  Net cash used by investing activities amounted to $14,959,000 in 1998 compared to $6,007,000 in 1997 and $4,082,000 in 1996. The year ended December 31, 1998 is composed almost entirely of cash paid for exploration and drilling capital expenditures of $14,879,000. The year ended December 31, 1997 reflects non-acquisition capital expenditures of $9,157,000 and of cash paid in connection with the purchase of oil and gas properties of $2,075,000. These amounts were offset by proceeds from sale of the Company's interest in the pipeline joint venture ($3,564,000) and sale of certain oil and gas properties located in Montana. The year ended December 31, 1996 amount is substantially comprised of $3,911,000 in capital expenditures.

  Net cash provided by financing activities was $9,744,000 in 1998 compared to net cash used in financing activities of $177,000 in 1997 and $479,000 in 1996. The 1998 amount includes the borrowing of $11,500,000 by the Company under its line of credit offset by paydowns during the year of $500,000. Preferred stock dividends in 1998 amounted to $1,256,000 (Series A and Series
B). The 1997 amount includes the borrowing of $9,000,000 by the Company under its line of credit which was used to pay off the debt assumed in the La/Cal II Acquisition and to pay the cash portion of the purchase price. The 1997 amount also includes other borrowings of $3,000,000 against its line of credit offset by paydowns during the year of $3,500,000 and the payoff of La/Cal II debt of $7,464,000. Preferred stock dividends in 1997 amounted to $1,205,000 (Series A and Series B). The 1996 amount primarily consists of the borrowing of $1,800,000 against the Company's line of credit partially offset by debt paydowns of $1,550,000 and the payment of preferred stock dividends of $645,000 (Series A only).

  At December 31, 1998, the Company was not in compliance with a restrictive covenant of its existing credit facility and, accordingly, the entire principal amount outstanding is presented in current maturities of long-term debt. The amount outstanding under the credit facility as of December 31, 1998 was $29,500,000. On March 29, 1999 the Company signed a preliminary agreement with Compass Bank to restructure its existing credit facility. The preliminary credit agreement will allow the Company to be in compliance with all covenants upon execution of the agreement. The preliminary agreement provides for a borrowing base facility of $20,500,000 with monthly reductions of $50,000 on April 1, 1999 and May 1, 1999, $200,000 on June 1, 1999 and $300,000 on July
1, 1999 and each month thereafter. Semi-annual borrowing base determinations will be made beginning July 1, 1999 based in part on the Company's oil and gas reserve information. The maturity date for amounts drawn under the Borrowing Base facility is February 1, 2001. Interest on such facility is based on LIBOR plus 2% and rates are set on specific draws for one, two, three or six month periods at the option of the Company.

  The preliminary agreement also establishes a Tranche A facility in the amount of $9,000,000. The maturity date for the Tranche A facility is December 1, 1999. The Tranche A requires that excess cash flow from operations, as defined in the preliminary agreement, be applied to outstanding principal and interest until the maturity date, with interest based on the Compass Bank Index Rate plus 2%.

  The preliminary agreement requires the net proceeds of asset sales be used to extinguish outstanding principal and interest under the borrowing base facility and Tranche A. Additionally, under the terms of the preliminary agreement, the Company may not make any distributions or pay dividends, including dividends on any class of its preferred stock, until Tranche A is paid in full.

  Additionally, budgeted capital expenditures are required to be approved by the Lender prior to closing, and such approval shall be effective for a period of six months or until such time as an increase is requested. Furthermore, provided actual capital expenditures do not exceed the approved budgeted amount, the determination of capital expenditures is at the sole discretion of the Company. The preliminary agreement also requires that the Company's vendor accounts payable balance shall not exceed $2,500,000 as of June 30, 1999. The Company's vendor accounts payable balance was $3,721,000 at December 31, 1998. The preliminary agreement is subject to definitive documentation and Lender credit approval.

  The terms of the Company's Series A Preferred Stock provide that the Company will not incur additional debt after such time as it reports financial results which show the Company's stockholders' equity to be less than the liquidation preference of the Series A Preferred Stock. As of December 31, 1998, the Company's stockholders' equity was approximately $4.9 million and the liquidation preference on the outstanding shares of the Series A Preferred Stock was approximately $7.9 million. As a result, the Company is unable to incur additional debt under its credit facility or from other sources at the present time.

  Due to the Company's existing current working capital deficiency, required pay downs under its credit facility and the restrictions imposed by the Series A Preferred Stock, management is exploring a number of alternatives that are directed toward making the Company profitable and improving its liquidity. The principal strategies include:

    1) raising additional capital through the issuance of equity securities, or a combination of equity and subordinated debt;

    2) acquisition of value enhancing oil and gas properties that offer additional development opportunities and increased cash flow;

    3) mergers and/or acquisitions by other entities;

    4) reducing operating costs;

    5) sale of certain oil and gas properties;

    6) renegotiation or amendment of the Company's credit facility and capital structure

  As with any plan of this nature, its ultimate realization will depend upon the cooperation of creditors, potential investors and others. As a result, the outcome of the plan cannot presently be determined and no adjustments related to the specific considerations of management's plan have been made in the accompanying consolidated financial statements. Should the plan not be completed, the Company may not be able to liquidate liabilities as they come due. In addition, the Company's current liquidity situation and its agreement with Compass Bank have resulted in a suspension of new drilling expenditures until such time as certain aforementioned principle strategies have been effected.

 Quarterly Cash Dividends

  The Company announced on March 23, 1999 that it has suspended payment of its regular quarterly cash dividend on both classes of its Preferred Stock. This measure was taken to conserve cash for corporate and operating purposes and was precipitated by the recent drop in commodity prices. The Company has no plans to reinstate the cash dividends in the foreseeable future.

 Year 2000

  The Company is in the process of assessing the ability of its various electronic operating systems, and those of significant third parties, to appropriately consider periods and dates after December 31, 1999. The Company's senior financial management has taken responsibility for identifying, addressing and monitoring its Year 2000 issues. These individuals report to the Audit Committee of the Board of Directors on a periodic basis. For Company systems identified as not being Year 2000 compliant, the Company has developed plans to correct these systems and expects to be compliant on the systems by the second quarter of 1999.

  As for third parties with which the Company has a material relationship, the Company is in various stages of discussions and conclusions related to the ability of those third parties to become compliant and the related timing thereof.

  The estimated costs associated with becoming Year 2000 compliant are not expected to be material to the Company.

  The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance timely. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by the second quarter of 1999.

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

 Stock Listing

  The Company was notified by the New York Stock Exchange that it is not in compliance with certain of the Exchange's minimum financial criteria for listed companies. The Company submitted a three-year business plan to the Exchange in response to the notice. The Exchange accepted the Company's business plan and will monitor its compliance with the plan on a quarterly basis. As described above, the Company's liquidity situation may make it difficult for the Company to adhere to this business plan. If the Company fails to do so, there can be no assurance that the New York Stock Exchange will not delist the Company common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 Debt and debt-related derivatives

  The Company is exposed to interest rate risk on its short-term and long-term debt with variable interest rates ($29.5 million at December 31, 1998). Based on the overall interest rate exposure on variable rate debt at December 31, 1998 a hypothetical 2% change in the interest rates would not materially affect the Company's financial position, net income or liquidity.

 Disclosure Regarding Forward-Looking Statements

  This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding reserve estimates, planned capital expenditures, future oil and gas production and prices, future drilling activity, the Company's financial position, the ability to become year 2000 compliant, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations include changes in oil and gas prices, changes in regulatory or environmental policies, production difficulties, transportation difficulties and future drilling results. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Item 8. Financial Statements and Supplementary Data

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Goodrich Petroleum Corporation:

  We have audited the accompanying consolidated balance sheets of Goodrich Petroleum Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goodrich Petroleum Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note C to the consolidated financial statements, working capital deficiencies, required payments under the Company credit facility and restrictions imposed by the Company's Series A Preferred Stock raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Shreveport, Louisiana
March 29, 1999

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,  December 31,
                                                              1998          1997
                         ASSETS                           ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents.............................. $     95,630  $   793,358
  Marketable equity securities...........................      358,700      844,000
  Accounts receivable
    Trade and other, net of allowance....................    2,197,179    1,354,776
    Accrued oil and gas revenue..........................    1,089,226    1,641,969
  Prepaid insurance......................................      184,898      174,201
  Other..................................................           --        4,000
                                                          ------------  -----------
    Total current assets.................................    3,925,633    4,812,304
                                                          ------------  -----------
PROPERTY AND EQUIPMENT
  Oil and gas properties.................................   53,320,832   41,154,687
  Furniture, fixtures and equipment......................      195,279      180,966
                                                          ------------  -----------
                                                            53,516,111   41,335,653
  Less accumulated depletion, depreciation and
   amortization..........................................  (13,720,009)  (8,869,783)
                                                          ------------  -----------
    Net property and equipment...........................   39,796,102   32,465,870
                                                          ------------  -----------
OTHER ASSETS.............................................      314,853      259,744
    TOTAL ASSETS......................................... $ 44,036,588  $37,537,918
                                                          ============  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long term debt......................   29,500,000           --
  Accounts payable.......................................    7,763,507    1,996,887
  Accrued liabilities....................................    1,813,693    2,708,355
                                                          ------------  -----------
    Total current liabilities............................   39,077,200    4,705,242
                                                          ------------  -----------
LONG TERM DEBT...........................................           --   18,500,000
STOCKHOLDERS' EQUITY
  Preferred stock; authorized 10,000,000 shares:
   Series A convertible preferred stock, par value $1.00
    per share; issued and outstanding 796,318 shares
    (liquidating preference $10 per share, aggregating to
    $7,963,180)..........................................      796,318      796,318
   Series B convertible preferred stock, par value $1.00
    per share; issued and outstanding 750,000 shares
    (liquidation preference $10 per share, aggregating to
    $7,500,000)..........................................      750,000      750,000
  Common stock, par value $0.20 per share; authorized
   25,000,000 shares; issued and outstanding 5,247,703
   and 5,232,403 shares..................................    1,049,541    1,046,481
  Additional paid-in capital.............................   15,226,027   15,146,095
  Accumulated deficit....................................  (12,461,598)  (3,490,618)
  Accumulated other comprehensive income.................     (400,900)      84,400
                                                          ------------  -----------
    Total stockholders' equity...........................    4,959,388   14,332,676
                                                          ------------  -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $ 44,036,588  $37,537,918
                                                          ============  ===========

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended December 31,
                                           -----------------------------------
                                               1998         1997       1996
                                           ------------  ----------  ---------
REVENUES
  Oil and gas sales....................... $  9,836,863  11,351,586  7,687,748
  Pipeline joint venture..................           --   1,078,397  1,537,806
  Other...................................      755,010     471,378    543,829
                                           ------------  ----------  ---------
    Total revenues........................   10,591,873  12,901,361  9,769,383
                                           ------------  ----------  ---------
COSTS AND EXPENSES
  Lease operating expense and production
   taxes..................................    2,821,515   2,316,006  1,614,584
  Depletion, depreciation and
   amortization...........................    4,094,447   4,862,754  3,788,292
  Exploration.............................    6,010,425   3,205,730  1,149,240
  Impairment of oil and gas properties....    1,075,853     549,792         --
  Interest expense........................    1,909,849   1,416,675    828,394
  General and administrative..............    2,399,332   2,627,672  2,095,856
                                           ------------  ----------  ---------
    Total costs and expenses..............   18,311,421  14,978,629  9,476,366
                                           ------------  ----------  ---------
GAIN ON SALES OF ASSETS...................        4,206     688,304     88,428
                                           ------------  ----------  ---------
INCOME (LOSS) BEFORE INCOME TAXES.........   (7,715,342) (1,388,964)   381,445
  Income Taxes............................           --          --         --
                                           ------------  ----------  ---------
NET INCOME (LOSS).........................   (7,715,342) (1,388,964)   381,445
  Preferred stock dividends...............    1,255,638   1,205,210    644,800
                                           ------------  ----------  ---------
LOSS APPLICABLE TO COMMON STOCK........... $ (8,970,980) (2,594,174)  (263,355)
                                           ============  ==========  =========
BASIC LOSS PER AVERAGE COMMON SHARE....... $      (1.71)       (.50)      (.05)
                                           ============  ==========  =========
DILUTED LOSS PER AVERAGE COMMON SHARE..... $      (1.71)       (.50)      (.05)
                                           ============  ==========  =========
AVERAGE COMMON SHARES OUTSTANDING.........    5,243,105   5,229,307  5,225,564


                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                           ------------------------------------
                                              1998         1997         1996
                                           -----------  -----------  ----------
OPERATING ACTIVITIES
 Net income (loss).......................  $(7,715,342)  (1,388,964)    381,445
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depletion, depreciation and
   amortization..........................    4,094,447    4,862,754   3,788,292
  Amortization of leasehold costs........    1,016,649      288,037     195,027
  Amortization of deferred debt financing
   costs.................................           --       27,694      72,329
  Gain on sale of assets.................       (4,206)    (688,304)    (88,428)
  Capital expenditures charged to
   income................................    4,382,514    2,341,954     678,213
  Impairment of oil and gas properties...    1,075,853      549,792          --
  Payment of other liabilities...........     (107,625)    (321,040)   (364,100)
  Other..................................     (160,518)     (87,357)    (11,714)
                                           -----------  -----------  ----------
                                             2,581,772    5,584,566   4,651,064
  Net change in (exclusive of
   acquisition):
   Accounts receivable...................     (289,660)     520,391  (1,042,630)
   Prepaid insurance and other...........      (71,550)      73,933      95,179
   Accounts payable......................    2,975,821     (157,334)    370,418
   Accrued liabilities...................     (679,620)     611,069     218,045
                                           -----------  -----------  ----------
    Net cash provided by operating
     activities..........................    4,516,763    6,632,625   4,292,076
                                           -----------  -----------  ----------
INVESTING ACTIVITIES
 Proceeds from sale of pipeline joint
  venture................................           --    3,564,000          --
 Proceeds from sales of oil and gas
  properties.............................       49,091      370,000     325,628
 Acquisition of oil and gas properties...     (129,325)  (2,074,866)   (234,378)
 Capital expenditures....................  (14,878,619)  (7,866,173) (3,911,144)
 Other...................................           --           --    (261,668)
                                           -----------  -----------  ----------
    Net cash used in investing
     activities..........................  (14,958,853)  (6,007,039) (4,081,562)
                                           -----------  -----------  ----------
FINANCING ACTIVITIES
 Proceeds from bank borrowings...........   11,500,000   12,000,000   1,800,000
 Principal payments of bank borrowings...     (500,000) (10,963,919) (1,550,000)
 Preferred stock dividends...............   (1,255,638)  (1,205,210)   (644,800)
 Retirement of preferred stock...........           --       (7,650)    (74,357)
 Payment of debt financing costs.........           --           --     (10,256)
                                           -----------  -----------  ----------
    Net cash provided by (used in)
     financing activities................    9,744,362     (176,779)   (479,413)
                                           -----------  -----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.............................     (697,728)     448,807    (268,899)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD..................................      793,358      344,551     613,450
                                           -----------  -----------  ----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD..................................  $    95,630      793,358     344,551
                                           ===========  ===========  ==========
NON CASH INVESTING ACTIVITIES
 Accrued Capital Expenditures............    1,981,276    1,290,658      81,230

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended December 31, 1998, 1997, and 1996

                                 Series A           Series B
                             Preferred Stock    Preferred Stock      Common Stock
                             -----------------  ---------------- ---------------------                             Accumulated
                   Partners' Number             Number                                 Additional                     Other
                    Capital    of       Par       of      Par      Number                Paid-In    Accumulated   Comprehensive
                   (Deficit) Shares    Value    Shares   Value   of Shares* Par Value*  Capital*      Deficit        Income
                   --------- -------  --------  ------- -------- ---------- ---------- -----------  ------------  -------------
Balance at
December 31,
1995.............     $--    734,859   734,859       --       -- 5,225,564   1,045,113   8,515,929      (633,089)          --
Net income.......      --         --        --       --       --        --          --          --       381,445           --
Unrealized Change
in Marketable
Equitable
Securities.......      --         --        --       --       --        --          --          --            --     (189,900)
Total
Comprehensive
Income (Loss)....
Preferred stock
dividends--Series
A ($.80 per
share)...........      --         --        --       --       --        --          --          --      (644,800)          --
Retirement of
preferred stock..      --    (10,000)  (10,000)      --       --        --          --     (64,357)           --           --
Reinstatement of
preferred stock
under Appraisal
rights...........      --     76,290    76,290       --       --        --          --     (76,290)           --           --
                      ---    -------  --------  ------- -------- ---------  ---------- -----------  ------------    ---------
Balance at
December 31,
1996.............     $--    801,149   801,149       --       -- 5,225,564   1,045,113   8,375,282      (896,444)    (189,900)
Net loss.........      --         --        --       --       --        --          --          --    (1,388,964)          --
Unrealized Change
in Marketable
Equitable
Securities.......      --         --        --       --       --        --          --          --            --      274,300
Total
Comprehensive
Income (Loss)....
Issuance of
Series B
Preferred Stock..      --         --        --  750,000  750,000        --          --   6,750,000            --           --
Preferred stock
dividends
Series A ($.80
per share).......      --         --        --       --       --        --          --          --      (638,023)          --
 Series B ($.76
 per share)......      --         --        --       --       --        --          --          --      (567,187)          --
Conversion of
preferred stock
to Common stock..      --     (3,831)   (3,831)      --       --     2,993         599       3,232            --           --
Employee Stock
grants...........      --         --        --       --       --     3,846         769      24,231            --           --
Retirement of
Series A
preferred stock..      --     (1,000)   (1,000)      --       --        --          --      (6,650)           --           --
                      ---    -------  --------  ------- -------- ---------  ---------- -----------  ------------    ---------
Balance at
December 31,
1997.............     $--    796,318   796,318  750,000  750,000 5,232,403   1,046,481  15,146,095    (3,490,618)      84,400
Net loss.........      --         --        --       --       --        --          --          --    (7,715,342)          --
Unrealized Change
in Marketable
Equitable
Securities.......      --         --        --       --       --        --          --          --            --     (485,300)
Total
Comprehensive
Income (Loss)....
Preferred stock
dividends........      --         --        --       --       --        --          --          --    (1,255,638)          --
Employee and
director stock
grants...........      --         --        --       --       --    15,302       3,060      79,932            --           --
                      ---    -------  --------  ------- -------- ---------  ---------- -----------  ------------    ---------
Balance at
December 31,
1998.............     $--    796,318  $796,318  750,000 $750,000 5,247,705  $1,049,541 $15,226,027  $(12,461,598)   $(400,900)
                      ===    =======  ========  ======= ======== =========  ========== ===========  ============    =========
                       Total
                   Stockholders'
                      Equity
                   -------------
Balance at
December 31,
1995.............    9,662,812
Net income.......      381,445
Unrealized Change
in Marketable
Equitable
Securities.......     (189,900)
                   -------------
Total
Comprehensive
Income (Loss)....      191,545
Preferred stock
dividends--Series
A ($.80 per
share)...........     (644,800)
Retirement of
preferred stock..      (74,357)
Reinstatement of
preferred stock
under Appraisal
rights...........           --
                   -------------
Balance at
December 31,
1996.............    9,135,200
Net loss.........   (1,388,964)
Unrealized Change
in Marketable
Equitable
Securities.......      274,300
                   -------------
Total
Comprehensive
Income (Loss)....   (1,114,664)
Issuance of
Series B
Preferred Stock..    7,500,000
Preferred stock
dividends
Series A ($.80
per share).......     (638,023)
 Series B ($.76
 per share)......     (567,187)
Conversion of
preferred stock
to Common stock..           --
Employee Stock
grants...........       25,000
Retirement of
Series A
preferred stock..       (7,650)
                   -------------
Balance at
December 31,
1997.............   14,332,676
Net loss.........   (7,715,342)
Unrealized Change
in Marketable
Equitable
Securities.......     (485,300)
                   -------------
Total
Comprehensive
Income (Loss)....   (8,200,642)
Preferred stock
dividends........   (1,255,638)
Employee and
director stock
grants...........       82,992
                   -------------
Balance at
December 31,
1998.............   $4,959,388
                   =============

-----
* All share and dollar amounts have been restated to retroactively reflect the March 1998 reverse stock split

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

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

  The La/Cal II acquisition was accounted for as a purchase business combination and the operations of the related properties are included in the Company's results of operations effective January 31, 1997.

NOTE C--Liquidity and Management's Plan

  Liquidity--As disclosed in Note G, the Company's current liabilities include the outstanding principal balance under the Company's credit facility of $29,500,000. Additionally, the Company is unable to incur additional debt under its credit facility or from any other sources until such time as its stockholders' equity balance is greater than the liquidation preference of the Series A Preferred Stock of approximately $7.9 million.

  Management's Plan--Due to the Company's existing current working capital deficiency, required pay downs under its credit facility and the restrictions imposed by the Series A Preferred Stock, management is exploring a number of alternatives that are directed toward making the Company profitable and improving its liquidity. The principal strategies include:

    1) raising additional capital through the issuance of equity securities; or a combination of equity and subordinated debt;

    2) acquisition of value enhancing oil and gas properties that offer additional development opportunities and increased cash flow;

    3) mergers and/or acquisitions by other entities;

    4) reducing operating costs;

    5) sale of certain oil and gas properties;

    6) renegotiation or amendment of the Company's credit facility and capital structure

  As with any plan of this nature, its ultimate realization will depend upon the cooperation of creditors, potential investors and others. As a result, the outcome of the plan cannot presently be determined and no

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1998

adjustments related to the specific considerations of management's plan have been made in the accompanying consolidated financial statements. Should the plan not be completed, the Company may not be able to liquidate liabilities as they come due.

NOTE D--Summary of Significant Accounting Policies

  Principles of Consolidation--The consolidated financial statements include the financial statements of Goodrich Petroleum Corporation, its wholly-owned subsidiaries, and one of its wholly-owned subsidiary's three wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

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

  The Company follows SFAS No. 121 and recognizes an impairment is when the net of future cash inflows expected to be generated by an identifiable long-lived asset and cash outflows expected to be required to obtain those cash inflows is less than the carrying value of the asset. The Company performs this comparison for its oil and gas properties on a field-by-field basis. The amount of such loss is measured based on the difference between the discounted value of such net future cash flows and the carrying value of the asset. The Company recorded such impairments in 1998 and 1997 in the amounts of $1,076,000 and $550,000, respectively. The impairments were the result of certain fields depleting earlier than anticipated.

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

  Marketable Equity Securities--The Company has classified its investment in marketable equity securities as available for sale. Accordingly, unrealized holding gains and losses are excluded from earnings and are reported as other comprehensive income until realized. The Company sold its marketable equity securities in January 1999.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1998


  Investment in Pipeline Joint Venture--Prior to its sale in October 1997, the Company's investment consisted of a 20% interest in an intrastate natural gas pipeline joint venture. The Company's carrying basis in the investment was established at August 15, 1995 (fair value) and was being amortized on a basis which matched the amortization with the monthly maximum average contract quantities over the estimated remaining term of the joint venture. Amortization amounted to $-0-, $741,000 and $1,060,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company recorded its equity in joint venture earnings as revenues in the statement of operations in the periods when the contract payments were earned.

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

  Earnings Per Share--Basic income per Common share is computed by dividing net income available for common stockholders, for each reporting period by the weighted average number of Common shares outstanding during the period. Diluted income per Common share is computed by dividing net income available for common stockholders for each reporting period by the weighted average number of Common shares outstanding during the period, plus the effects of potentially dilutive Common shares.

  Stock Based Compensation--The Company uses SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 Accounting for Stock Issued to Employees and provide pro forma net income and pro forma earnings per share and other disclosures for employee stock options grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the disclosure provisions of SFAS No. 123.

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

                               December 31, 1998


NOTE E--Fair Value of Financial Instruments

  The following presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997.

                                     December 31, 1998      December 31, 1997
                                   ---------------------- ---------------------
                                    Carrying               Carrying
                                     Amount    Fair Value   Amount   Fair Value
                                   ----------- ---------- ---------- ----------
Financial asset--
  Marketable equity securities.... $   358,700    358,700    844,000    844,000
Financial liabilities--
  Other liabilities...............           0          0    160,520    160,520
  Long-term debt (including
   current maturities)............ $29,500,000 29,500,000 18,500,000 18,500,000

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

NOTE F--Accrued Liabilities

  Accrued liabilities as of December 31, 1998 and 1997 consisted of the following:

                                                               1998      1997
                                                            ---------- ---------
      Advanced billings.................................... $  532,543   607,905
      Accrued interest.....................................    347,663   400,069
      Other................................................    933,487 1,700,381
                                                            ---------- ---------
                                                            $1,813,693 2,708,355
                                                            ========== =========

NOTE G--Indebtedness

  Indebtedness at December 31, 1998 and 1997 consists of the following:

                                                            1998       1997
                                                         ---------- ----------
Borrowings under credit facility, interest, at prime or
 LIBOR plus 2% (see below) (weighted average rate at
 December 31, 1998--7.2%); principal due June 1, 2000... 29,500,000 18,500,000
Less current portion.................................... 29,500,000         --
                                                         ---------- ----------
Long-term debt, excluding current portion............... $      -0- 18,500,000
                                                         ========== ==========

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1998


  At December 31, 1998, the Company was not in compliance with a restrictive covenant of its existing credit facility, and, accordingly, the entire principal amount outstanding is presented in current maturities of long-term debt. The amount outstanding under the credit facility as of December 31, 1998 was $29,500,000. On March 29, 1999 the Company signed a preliminary agreement with Compass Bank to restructure its existing credit facility. The preliminary credit agreement will allow the Company to be in compliance with all covenants upon execution of the agreement. The preliminary agreement provides for a borrowing base facility of $20,500,000 with monthly reductions of $50,000 beginning on April 1, 1999 and May 1, 1999, $200,000 on June 1, 1999, and $300,000 on July 1, 1999 and each month thereafter. Semi-annual borrowing base determinations will be made beginning July 1, 1999 based in part on the Company's oil and gas reserve information. The maturity date for amounts drawn under the bank Borrowing Base facility is February 1, 2001. Interest on such facility is based on LIBOR plus 2% and rates are set on specific draws for one, two, three or six month periods at the option of the Company.

  The preliminary agreement also establishes a Tranche A facility in the amount of $9,000,000. The maturity date for the Tranche A facility is December 1, 1999. The Tranche A requires that excess cash flow from operations, as defined in the agreement, be applied to outstanding principal and interest until the maturity date, with interest based on the Compass Bank Index Rate plus 2%.

  The preliminary agreement requires the net proceeds of asset sales be used to extinguish outstanding principal and interest under the borrowing base facility and Tranche A. Additionally, under the terms of the preliminary agreement, the Company may not make any distributions or pay dividends, including dividends on any class of its preferred stock, until Tranche A is paid in full.

  Additionally, budgeted capital expenditures are required to be approved by the Lender prior to closing, and such approval shall be effective for a period of six months or until such time as an increase is requested. Furthermore, provided actual capital expenditures do not exceed the approved budgeted amount, the determination of capital expenditures is at the sole discretion of the Company. The preliminary agreement also requires that the Company's vendor accounts payable balance shall not exceed $2,500,000 as of June 30, 1999. The Company's vendor accounts payable balance was $3,721,000 at December 31, 1998. The preliminary agreement is subject to definitive documentation and Lender credit approval.

  Substantially all of the Company's assets are pledged to secure this credit facility.

  Interest paid during 1998, 1997 and 1996 amounted to $1,904,809, $1,038,221 and $562,593, respectively.

NOTE H--Stockholders' Equity

  Common Stock--On March 12, 1998 the Company effected a one for eight reverse stock split of its common stock. All share and per share amounts of all periods presented have been adjusted to retroactively give effect to the reverse stock split.

  At December 31, 1998 unissued shares of Goodrich common stock were reserved in the amount of 1,167,717 shares for the conversion of convertible preferred stock and 342,692 shares for stock option plans.

 Preferred Stock

  The Series A Convertible Preferred Stock has a par value of $1.00 per share with a liquidation preference of $10.00 per share, and is convertible at the option of the holder at any time, unless earlier redeemed, into shares of Common Stock of the Company at an initial conversion rate of .417 shares of Common stock per share of Series A Preferred. The Series A Preferred Stock also will automatically convert to Common Stock if the closing price for the Series A Preferred Stock exceeds $15.00 per share for ten consecutive trading days. The Series A Preferred Stock is redeemable in whole or in part, at $12.00 per share, plus accrued and unpaid dividends. Dividends on the Series A Preferred Stock accrue at an annual rate of 8% and are cumulative.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1998


  The Company issued 750,000 shares of Series B Convertible Preferred Stock in connection with its acquisition of the La/Cal II properties on January 31, 1997. The Series B Convertible Preferred Stock has a par value of $1.00 per share with a liquidation preference of $10.00 per share and rank junior to the Series A Preferred Stock. The shares of Series B Preferred Stock are convertible at the option of the holder at any time, unless earlier redeemed, into shares of Common Stock of the Company at the conversion rate of 1.12 shares of Common Stock per share of Series B Preferred Stock. The Series B Preferred Stock are not redeemable by the Company prior to January 31, 2001, and subsequently, are redeemable at $10.00 per share. Dividends on the Series B Preferred Stock accrue at an annual rate of 8.25% and are cumulative.

  Stock Option and Incentive Programs--Goodrich currently has two plans which provide for stock option and other incentive awards for the Company's key employees, consultants and directors. The Goodrich Petroleum Corporation 1995 Stock Option Plan allows the Board of Directors to grant stock options, restricted stock awards, stock appreciation rights, long-term incentive awards and phantom stock awards, or any combination thereof to key employees and consultants. The Goodrich Petroleum Corporation 1997 Director Compensation Plan provides for the grant of stock and options to each director who is not and has never been an employee of the Company. Additionally, Goodrich assumed certain outstanding stock options of Patrick as a result of the business combination in 1995.

  The Goodrich plans authorize grants of options to purchase up to a combined total of 437,500 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant and all stock options granted under the 1995 Stock Option Plan generally have ten year terms and five year pro rata vesting.

  The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $2.17, $2.57 and $3.06 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998--expected dividend yield 0%, risk-free interest rate of 7.5%, and an expected life of 6 years; 1997--expected dividend yield 0%, risk-free interest rate of 7.5%, and an expected life of 6 years; 1996--expected dividend yield 0%, risk-free interest rate of 7.5%, and an expected life of 6 years; expected volatility of stock over expected life of the options--35%.

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

                                               1998         1997       1996
                                            -----------  ----------  --------
Net income (loss).............. As reported $(7,715,342) (1,388,964)  381,445
                                Pro forma    (7,715,342) (1,452,644)  225,135

Earnings (loss) applicable to
 common stock.................. As reported  (8,970,980) (2,594,174) (263,355)
                                Pro forma    (8,970,980) (8,970,980) (419,665)

Basic and diluted earnings
 (loss) per average common
 share......................... As reported       (1.71)       (.50)     (.05)
                                Pro forma         (1.71)       (.51)     (.08)

  Earnings Per Share--Both series of the Company's convertible preferred stock and its stock options are considered to be potential common stock but have not been included in the computation of diluted earnings per share because to do so would have been antidillutive for all periods presented.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1998


  Stock option transactions during 1998, 1997 and 1996 were as follows:

                                                                                 Weighted Average
                                                                                     Remaining
                             Number of      Weighted Average       Range of         Contractual
                              Options        Exercise Price     Exercise Price         Life
                          ----------------  ------------------------------------ -----------------
                                   Patrick           Patrick            Patrick           Patrick
                           Total    Only     Total     Only    Total     Only     Total     Only
                          -------  -------  -------- ----------------- --------- -------- --------
Outstanding January 1,
 1996...................  333,200  196,950     14.24    18.56
 Granted--1995 Stock
  Option Plan...........   49,375       --      6.08       --
 Granted--1995 Non-
  Employee Director
  Stock Option Plan.....   11,250       --      7.52       --
 Expiration of Options..  (39,883) (39,883)    18.00    18.00
                          -------  -------
Outstanding December 31,
 1996                     353,942  157,067     12.48    18.70 $6.00 to $16.00 to 5.4 yrs. 2.0 yrs.
                                                                $24.00    $24.00
 Granted--1995 Stock
  Option Plan...........   67,500       --      6.48       --
 Granted--1995 Non-
  Employee Director
  Stock Option Plan.....    6,250       --      5.52       --
 Expiration of Options..  (86,250) (86,250)    18.80    18.78
                          -------  -------
Outstanding December 31,
 1997                     341,442   70,817      9.60    18.60 $5.50 to $16.00 to 7.4 yrs. 4.2 yrs.
                          =======  =======
                                                                $24.00    $24.00
 Granted--1995 Stock
  Option Plan...........  144,000       --      5.98       --
 Granted--1998 Non-
  Employee Director
  Stock Option Plan.....   10,000       --      5.98       --
 Expiration of Options..  (62,190)  (5,625)     7.88    19.33
                          -------  -------
Outstanding December 31,
 1998                     433,252   65,192                    $5.50 to $16.00 to 7.0 yrs. 3.4 yrs.
                          =======  =======
                                                                $24.00    $24.00
Exercisable December 31,
 1996...................  219,129  157,067     15.63    18.70
Exercisable December 31,
 1997...................  172,317   70,817  $  12.13    18.60
Exercisable December 31,
 1998...................  208,379   65,192  $  10.86    18.54

  At the February 25, 1999 meeting, the Board of Directors approved a stock option surrender/regrant program whereby employees and directors of the Company could surrender their present options and be regranted options equal to 75% of their previous number of options. Vesting periods for the new options began with the regrant date and the options have an exercise price equal to the closing stock price on the date of declaration by the Board of Directors.

NOTE I--Commitments and Contingencies

  The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean-up of the site will be approximately $3.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of December 31, 1998, the Company has paid approximately $321,000 in costs related to this matter and has $92,000 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1998

clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

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

NOTE J--Income Taxes

  Income tax expense for the years ending December 31, 1998, 1997 and the period from August 15, 1996 through December 31, 1996 consists of:

                                                         Current Deferred  Total
                                                         ------- --------  -----
      Year ended December 31, 1998:
        U.S. Federal.................................... $    --      --     --
        State...........................................      --      --     --
                                                         ------- -------    ---
                                                              --      --     --
                                                         ======= =======    ===
      Year Ended December 31, 1997:
        U.S. Federal.................................... $14,643 (14,643)    --
        State...........................................      --      --     --
                                                         ------- -------    ---
                                                          14,643 (14,643)    --
                                                         ======= =======    ===
      Year Ended December 31, 1996:
        U.S. Federal.................................... $    --      --     --
        State...........................................      --      --     --
                                                         ------- -------    ---
                                                              --      --     --
                                                         ======= =======    ===

  Following is a reconciliation of the U.S. statutory income tax rate to the Company's effective rate on income (loss) before income taxes for the years ended December 31, 1998, 1997 and 1996:

                                                        1998    1997    1996
                                                        -----   -----   -----
U.S. Statutory Income Tax Rate......................... (35.0)% (35.0)%  35.0%
Increase in deductible temporary differences for which
 no benefit recorded...................................  34.6    34.9      --
Change in the beginning of the year balance of the
 valuation allowance allocated to income tax income
 expense...............................................    --      --   (35.5)
Nondeductible expenses.................................    .4      .1      .5
                                                        -----   -----   -----
                                                           --      --      --
                                                        =====   =====   =====

  The significant components of deferred income tax expense for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                         1998    1997     1996
                                                         ---- ----------  ----
Deferred tax benefit (exclusive of utilization of net
 operating loss carryforwards)..........................  --  (1,023,016)  --
Utilization of net operating loss carryforward..........  --   1,008,373   --
                                                         ---  ----------  ---
                                                         $--     (14,643)  --
                                                         ===  ==========  ===

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1998


  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below.

                                                     December 31,  December 31,
                                                         1998          1998
                                                     ------------  ------------
      Deferred tax assets:
      Differences between book and tax basis of:
        Marketable equity securities................ $    280,471        96,616
        Contingent liabilities......................      158,873       198,469
        Consulting agreement contracts..............           --        56,182
        Other.......................................       65,199        65,199
      Operating loss carryforwards..................   13,109,624    11,742,835
      Statutory depletion carryforward..............    5,657,865     5,615,003
      AMT Tax credit carryforward...................    1,477,872     1,460,869
      Investment tax credit carryforward............       98,574       189,336
                                                     ------------  ------------
      Total gross deferred tax assets...............   20,848,478    19,424,509
      Less valuation allowance......................  (19,104,959)  (16,884,247)
                                                     ------------  ------------
      Net deferred tax assets.......................    1,743,519     2,540,262
                                                     ------------  ------------
      Deferred tax liability:
      Differences between book and tax basis of:
        Property and equipment......................   (1,703,876)   (2,500,619)
                                                     ------------  ------------
      Total gross deferred liability................   (1,703,876)   (2,500,619)
                                                     ------------  ------------
      Net deferred tax asset........................ $     39,643        39,643
                                                     ============  ============

  The valuation allowance for deferred tax assets increased $2,221,000 for the year ended December 31, 1998 and decreased $3,845,000 for the year ended December 31, 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based primarily upon the level of projections for future taxable income generated primarily by the reversal of future taxable temporary differences over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1998. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1998


  The following table summarizes the amounts and expiration dates of operating loss and investment tax credit carryforwards:

                                                              Investment tax credit
       Operating loss carryforwards                               carryforwards
       ----------------------------                           ---------------------
        Amount                Expires                       Amount                        Expires
        ------                -------                       -------                       -------
      $   973,053              2005                         $96,466                        2001
        7,093,823              2006                           2,108                        2002
        8,860,622              2007
        4,285,746              2008
        3,247,494              2009
        5,480,870              2010
          600,706              2011
        1,926,031              2012
        5,075,182              2018
      -----------                                           -------
      $37,543,527                                           $98,574
      ===========                                           =======

  As a result of the August 15, 1995 business combination, the Company's annual utilization of its net operating and statutory depletion carryforwards generated prior to the business combination are limited under Internal Revenue Code Section 382. Such limitation is determined annually and is comprised of a base amount of $1,682,797 plus any recognized "built in gains" existing at August 15, 1995. Such limitation amounted to $13,056,000 in 1997 and is estimated to be $19,727,000 in 1998.

  The Company's statutory depletion carryforwards and AMT credit carryovers have no expiration date.

  The Company paid income taxes of $4,344, $0 and $107,237 in 1998, 1997 and 1996, respectively.

NOTE K--Related Party Transactions.

  The Company entered into transactions with Goodrich Oil Company as described below. Goodrich Oil Company is owned by Henry Goodrich who is the chairman of the Company and the father of Walter G. Goodrich, the Company's President and Chief Executive Officer.

  During 1998, 1997 and 1996, the Company paid Goodrich Oil Company $0, $74,981 and $118,775 for certain general and administrative expenses. There were no amounts payable to Goodrich Oil Company at December 31, 1998 and 1997. Goodrich Oil Company ceased to exist as an operating company in May 1997.

  The Company paid $180,000, $167,500 and $150,000 to the Company's Chairman, Mr. Henry Goodrich during 1998, 1997 and 1996, respectively, under a consulting agreement which expires in August 2000.

NOTE L--Natural Gas and Crude Oil Cost Data and Results of Operations.

  The following reflects the Company's capitalized costs related to natural gas and oil activities at December 31, 1998 and 1997:

                                                            1998        1997
                                                        ------------ ----------
      Proved properties................................ $ 49,916,276 39,343,362
      Unproved properties..............................    3,412,897  1,811,325
                                                        ------------ ----------
                                                          53,329,173 41,154,687
      Less accumulated depreciation and depletion......   13,592,827  8,798,501
                                                        ------------ ----------
        Net property and equipment..................... $ 39,736,346 32,356,186
                                                        ============ ==========

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1998


  The following table reflects certain data with respect to natural gas and oil property acquisitions, exploration and development activities:

                                                 Year Ended December 31,
                                             -----------------------------------
                                                1998        1997         1996
                                             ----------- ----------    ---------
      Property acquisition
        Proved                               $   129,325 17,308,540(a)     7,068
        Unproved............................   2,446,474    886,647      231,053
      Exploration...........................   8,718,682  5,535,783    3,866,205
      Development...........................   8,169,741  3,598,177      359,075
                                             ----------- ----------    ---------
                                             $19,464,222 27,329,147    4,463,401
                                             =========== ==========    =========

--------
(a) Includes properties acquired in the La/Cal II Acquisition including portions funded with Serial B Preferred Stock ($7,500,000)

  Results of operations for natural gas and oil producing activities follow:

                                                 Year Ended December 31,
                                            ----------------------------------
                                               1998         1997       1996
                                            -----------  ----------- ---------
Sales to unaffiliated customers............ $ 9,836,863   11,351,586 7,687,748
Production costs (lease operating expense
 and taxes)................................   2,821,515    2,316,006 1,614,584
Exploration expenses.......................   6,010,425    3,205,730 1,149,240
Impairment of oil and gas properties.......   1,075,853      549,792        --
Depreciation, depletion and amortization...   4,038,547    4,065,998 2,684,494
                                            -----------  ----------- ---------
                                             13,946,340   10,137,526 5,448,318
                                            -----------  ----------- ---------
Results of operations...................... $(4,109,477)   1,214,060 2,239,430
                                            ===========  =========== =========

  No income taxes have been reflected above for the Company due to its estimate that net operating loss and statutory depletion loss carryforwards will be utilized to offset future taxable income.

NOTE M--Concentrations of Credit Risk and Significant Customers

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

                                                                    Year Ended
                                                                   December 31,
                                                                  ----------------
                                                                  1998  1997  1996
                                                                  ----  ----  ----
      Seaber Corporation of Louisiana............................  47%   44%   35%
      Texaco.....................................................  12%   11%   --
      Navajo Refining Company....................................  11%   --    --
      Mobil Oil Corporation......................................  --    10%   22%
      Mitchell Marketing Company.................................  --     9%   16%

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1998


NOTE N--Sales of Assets

  On January 5, 1999 the Company sold its investment in marketable equity securities. Proceeds from the sale amounted to $240,000 and resulted in a realized loss of $520,000.

  On April 22, 1998 the Company sold its interest in certain oil and gas properties located in Texas for $49,000 resulting in a gain of $4,000.

  On October 16, 1997, the Company sold its 20% interest in a natural gas pipeline joint venture. The adjusted sales price was $3,564,000 and the Company recognized a gain on the sale (both pre-tax and after-tax) in the fourth quarter of 1997 of $688,304.

  The Company sold its interests in certain oil and gas properties located in Montana for $370,000 in 1997, resulting in a gain of $18. The Company sold its interest in certain oil and gas properties located in North Dakota for $325,000 in 1996, resulting in a gain of $88,000.

NOTE O--Acquisition of Oil Gas Properties

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

  Selected results of operations on a pro forma basis as if the La/Cal II Acquisition had occurred on January 1, 1997 and January 1, 1996, respectively are as follows:

                                                         For the year ended
                                                            December 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
                                                             (Unaudited
     Revenues.......................................... 13,422,000  14,370,000
     Net income (loss)................................. (1,154,000)  1,715,000
     Earnings (loss) applicable to common stock........ (2,411,000)    451,000
     Basic and diluted earnings (loss) per average
      common share.....................................       (.46)        .09

NOTE P--Supplemental Oil and Gas Reserve Information (Unaudited)

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

Schedules 1 and 2--Estimated Net Proved Oil and Gas Reserves

  Substantially all of the Company's reserve information related to crude oil, condensate, and natural gas liquids and natural gas was compiled based on evaluations performed by Coutret and Associates, Inc. All of the subject reserves are located in the continental United States.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1998


  Many assumptions and judgmental decisions are required to estimate reserves. Quantities reported are considered reasonable but are subject to future revisions, some of which may be substantial, as additional information becomes available. Such additional knowledge may be gained as the result of reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes, and other factors.

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

  The calculated value of proved reserves is not necessarily indicative of either fair market value or present value of future cash flows because prices, costs, and governmental policies do not remain static; appropriate discount rates may vary; and extensive judgment is required to estimate the timing of production. Other logical assumptions would likely have resulted in significantly different amounts. Average crude oil prices received for oil and the average price received by well for natural gas, effective at the end of each year, were used for this calculation, and were $9.37 per bbl and $2.24 per Mcf, respectively as of December 31, 1998, and $16.50 per Bbl and $2.59 per Mcf, respectively as of December 31, 1997, and $23.88 per Bbl and $4.17 per Mcf, respectively as of December 31, 1996. Oil prices have subsequently increased while gas prices have subsequently declined from December 31, 1998 levels.

  Schedule 3 also presents a summary of the principal reasons for change in the standard measure of discounted future net cash flows for each of the three years in the period ended December 31, 1998.

Schedule 1--Estimated Net Proved Gas Reserves (Mcf)

                                                Year Ended December 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
Proved:
  Balance, beginning of period............. 37,570,614  18,184,738  18,887,189
  Revisions of previous estimates.......... (8,393,772) (1,582,986) (3,989,734)
  Purchase of minerals in place............    226,778   3,761,481       3,594
  Extensions, discoveries, and other
   additions...............................  1,656,200  19,707,712   4,961,754
  Production............................... (2,782,825) (2,449,320) (1,623,377)
  Sales of minerals in place...............   (132,685)    (51,011)    (54,688)
                                            ----------  ----------  ----------
  Balance, end of period................... 28,144,310  37,570,614  18,184,738
                                            ==========  ==========  ==========
Proved developed:
  Beginning of period...................... 16,600,669  13,911,003  13,815,905
  End of period............................ 21,481,946  16,600,669  13,911,003

Schedule 2--Estimated Net Proved Oil Reserves (Barrels)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
Proved:
  Balance, beginning of period................ 4,098,390  1,050,210    940,147
  Revisions of previous estimates.............  (988,611)   132,327     44,980
  Purchase of minerals in place...............         0  1,614,779         --
  Extensions, discoveries, and other
   additions..................................   299,799  1,685,438    278,129
  Production..................................  (316,768)  (282,380)  (165,964)
  Sale of minerals in place...................         0   (101,984)   (47,082)
                                               ---------  ---------  ---------
  Balance, end of period...................... 3,092,810  4,098,390  1,050,210
                                               =========  =========  =========
Proved, developed:
  Beginning of period......................... 2,292,626    969,868    920,557
  End of period............................... 2,266,854  2,292,626    969,868

Schedule 3--Standardized Measure of Discounted Future Net Cash Flows Related to
            Proved Oil and Gas Reserves

                                                    Year Ended December 31,
                                                    --------------------------
                                                      1998     1997     1996
                                                    --------  -------  -------
                                                         (in thousands)
Future cash inflows...............................    86,449  155,542   96,668
Future production and development costs...........   (24,339) (26,906) (11,303)
Future income tax expense(a)......................     --0--  (24,177) (13,624)
                                                    --------  -------  -------
Future net cash flows.............................    62,110  104,459   72,013
10% annual discount for estimated timing of cash
 flows............................................   (21,475) (40,456) (24,656)
                                                    --------  -------  -------
Standardized measure of discounted future net cash
 flows............................................  $ 40,635   64,003   47,357
                                                    ========  =======  =======
Average year end prices:
  Natural gas (per Mcf)...........................  $   2.24     2.59     4.17
  Crude oil (per Bbl).............................  $   9.37    16.50    23.88

--------
(a) Taxable income for 1998 period was entirely offset by available net operating loss carry forwards.

  The following are the principal sources of change in the standardized measure of discounted net cash flows for the years shown:

                                                     Year Ended December 31,
                                                     -------------------------
                                                       1998     1997     1996
                                                     --------  -------  ------
                                                         (in thousands)
Net changes in prices and production costs related
 to future production..............................  $(31,820) (32,327) 24,061
Sales and transfers of oil and gas produced, net of
 production costs..................................    (7,015)  (9,036) (6,073)
Net change due to revisions in quantity estimates..   (12,464)    (991) (8,730)
Net change due to extensions, discoveries and
 improved recovery.................................     3,006   37,465  15,532
Net change due to purchase and sales of minerals-
 in-place..........................................        82   16,065    (792)
Development costs incurred during the period.......     2,198    3,598     359
Net change in income taxes.........................    14,093   (4,094) (6,524)
Accretion of discount..............................     7,810    5,736   3,036
Change in production rates (timing) and other......       742      230    (394)
                                                     --------  -------  ------
                                                     $(23,368)  16,646  20,475
                                                     ========  =======  ======

                        GOODRICH PETROLEUM CORPORATION

                   Consolidated Quarterly Income Information

                                  (Unaudited)

                           First       Second      Third       Fourth
                          Quarter     Quarter     Quarter     Quarter      Total
                         ----------  ----------  ----------  ----------  ----------
1998
  Revenues.............. $2,433,577   2,264,397   2,697,743   3,196,156  10,591,873
  Costs and Expenses....  3,446,298   5,215,164   4,813,328   4,836,631  18,311,421
  Gain on sale of
   assets...............      4,206          --          --          --       4,206
  Net income (loss)..... (1,008,515) (2,950,767) (2,115,585) (1,640,475) (7,715,342)
  Preferred stock
   dividends............    313,912     313,902     313,912     313,912   1,255,638
  Earnings (loss)
   applicable to common
   stock................ (1,322,427) (3,264,669) (2,429,497) (1,954,387) (8,970,980)
  Basic earnings (loss)
   per average common
   share................       (.25)       (.62)       (.46)       (.37)      (1.71)
  Diluted earnings
   (loss) per average
   common share......... $     (.25)       (.62)       (.46)       (.37)      (1.71)

1997
  Revenues.............. $3,597,401   3,068,455   3,170,563   3,064,942  12,901,361
  Costs and Expenses....  2,860,461   3,049,380   3,409,319   5,659,469  14,978,629
  Gain on sale of
   assets...............         18          --          --     688,286     688,304
  Net income (loss).....    736,958      19,075    (238,756) (1,906,241) (1,388,964)
  Preferred stock
   dividends............    263,315     314,102     313,891     313,902   1,205,210
  Earnings (loss)
   applicable to common
   stock................    473,643    (295,027)   (552,647) (2,220,143) (2,594,174)
  Basic earnings (loss)
   per average common
   share................        .09        (.06)       (.11)       (.42)       (.50)
  Diluted earnings
   (loss) per average
   common share......... $      .09        (.06)       (.11)       (.42)       (.50)

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

  The first, second, third and fourth quarter of 1998 cost and expense amounts contain costs amounting to $0, $2,107,000, $1,496,000 and $81,000, respectively, related to dry holes. The fourth quarter amount also contains impairment of oil and gas properties of $1,076,000.

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

  *

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  *

Item 13. Certain Relationships and Related Transactions.

  *

  *Reference is made to information under the captions "Election of Directors", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management", and "Certain Relationships and Related Transactions", in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)1. Financial Statements

  The following consolidated financial statements of Goodrich Petroleum Corporation are included in Part II, Item 8:

                                                                         Page
                                                                         -----

Independent Auditors' Report............................................    18
Consolidated Balance Sheets--December 31, 1998 and 1997.................    19
Consolidated Statements of Operations--Years ended December 31, 1998,
 1997 and 1996..........................................................    20
Consolidated Statements of Cash Flows--Years ended December 31, 1998,
 1997 and 1996..........................................................    21
Consolidated Statements of Stockholders' Equity--Years ended December
 31, 1998, 1997 and 1996................................................    22
Notes to Consolidated Financial Statements--Years ended December 31,
 1998, 1997 and 1996.................................................... 23-37
Consolidated Quarterly Income Information (Unaudited)...................    38

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

   4.4     Fourth Amendment to Credit Agreement between Goodrich Petroleum
           Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank dated
           June 1, 1997. (Incorporated by reference to Exhibit 4.4 of the
           Company's Form 10-Q for the year ended March 31, 1997.)

   4.5     Fifth Amendment to Credit Agreement between Goodrich Petroleum
           Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank dated
           October 16, 1997. (Incorporated by reference to Exhibit 4.4 of the
           Company's Form 10-Q for the year ended March 31, 1997.)

   4.6     Specimen Common Stock Certificate. (Incorporated by reference to
           Exhibit 4.6 of the Company's Registration Statement filed February
           20, 1996 on Form S-8 (File No. 33-01077)).


   4.7  Series B Convertible Preferred Stock Certificate of Designations.
        (Incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

   4.8  Amendment letter related to the Credit Agreement between Goodrich
        Petroleum Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank dated August 27, 1998.

   4.9  Sixth amendment to the Credit Agreement between Goodrich Petroleum
        Company of Louisiana and Compass Bank dated March 27, 1998.

   4.10 Seventh amendment to the Credit Agreement between Goodrich Petroleum
        Company, LLC (formerly Goodrich Petroleum Company of Louisiana) and
        Compass Bank dated December 21, 1998.
  10.1 Goodrich Petroleum Corporation 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement filed
        June 13, 1995 on Form S-4 (File No. 33-58631)).

  10.2 Patrick Petroleum Company 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement filed
        June 13, 1995 on Form S-4 (File No. 33-58631)).

  10.3  Form of Marketing Agreement between the Company and Natural Gas
        Ventures, L.L.C. (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement filed June 13, 1995 on Form S-4 (File
        No. 33-58631)).

  10.4 Natural Gas Marketing Joint Venture Agreement between Seaber Corporation and Natural Gas Ventures, L.L.C. (Incorporated by reference to Exhibit
        10.20 to the Company's Registration Statement filed June 13, 1995 on
        Form S-4 (File No. 33-58631)).

  10.5  Form of Consulting Services Agreement between the Company and Henry
        Goodrich (Incorporated by reference to Exhibit 10.23 to the Company's
        Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-
        58631)).

  10.6  Form of Employment Agreement between the Company and Walter G. Goodrich
        (Incorporated by reference to Exhibit 10.24 to the Company's
        Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-
        58631)).

  10.7  Consulting Agreement with U.E. Patrick (Incorporated by reference to
        Exhibit 10.25 to the Company's Registration Statement filed June 13,
        1995 on Form S-4 (File No. 33-58631)).

  10.8  Consulting Services Agreement between Leo E. Bromberg and Goodrich
        Petroleum Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report filed on Form 10-Q for the three months ended
        September 30, 1995).

  10.9  Goodrich Petroleum Corporation 1997 Director Compensation Plan
        (Incorporated by reference to the Company's Proxy statement dated May
        20, 1998)

  21    Subsidiaries of the Registrant
        Goodrich Petroleum Corporation, Inc. of Louisiana--incorporated in the state of Nevada
        Goodrich Petroleum Company LLC--incorporated in state of Louisiana
        Subsidiaries of Goodrich Petroleum Company of Louisiana
        Drilling & Workover Company, Inc.--incorporated in state of Louisiana
        LECE, Inc.--incorporated in the state of Texas
        National Market Company--incorporated in state of Delaware

  23    Consent of KPMG LLP

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

                                          GOODRICH PETROLEUM CORPORATION
                                          (Registrant)

Date: March 29, 1999                             /s/ Walter G. Goodrich
                                          By___________________________________
                                             Walter G. Goodrich, President,
                                                 Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 29, 1999

              Signature                           Title

                                     Chief Executive Officer and
   /s/  Walter G. Goodrich            Director (Principal Executive
-----------------------------------   Officer)
        Walter G. Goodrich

                                     Senior Vice President,
   /s/  Roland L. Frautschi           Treasurer and Chief Financial
-----------------------------------   Officer (Principal Financial
        Roland L. Frautschi           Officer)

                                     Vice President (Principal
   /s/    Lonnie J. Shaw              Accounting Officer)
-----------------------------------
          Lonnie J. Shaw

   /s/     Sheldon Appel             Director Treasurer
-----------------------------------
           Sheldon Appel

   /s/    Basil M. Briggs            Director
-----------------------------------
          Basil M. Briggs

   /s/  Benjamin F. Edwards          Director
-----------------------------------
        Benjamin F. Edwards

   /s/    Henry Goodrich             Director
-----------------------------------
          Henry Goodrich

   /s/  Arthur A. Seeligson          Director
-----------------------------------
        Arthur A. Seeligson

   /s/     Jeff Benhard              Director
-----------------------------------
           Jeff Benhard