Form 10-Q
period 1999-03-31
GOODRICH PETROLEUM CORP
filed 1999-05-14
CIK 943861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended              March 31, 1999
                                -----------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                        to
                               -----------------------  -----------------------
Commission File Number:                             1-7940
                               ------------------------------------------------

                         Goodrich Petroleum Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                        76-0466193
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer ID. No.)
    incorporation or organization)

  5847 San Felipe, Suite 700, Houston, Texas                     77057
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     At  May  6,  1999  there  were  5,247,705  shares  of  Goodrich   Petroleum
Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                                 March 31, 1998
                                      INDEX

                                                                       Page No.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
   March 31, 1999 (Unaudited) and December 31, 1998..............         3-4

Consolidated Statements of Operations (Unaudited)
   Three Months Ended March 31, 1999 and 1998....................           5

Consolidated Statements of Cash Flows (Unaudited)
   Three Months Ended March 31, 1999 and 1998....................           6

Consolidated Statements of Stockholders' Equity (Unaudited)
   Three Months Ended March 31, 1999 and 1998....................           7

Notes to Consolidated Financial Statements.......................        8-10

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                 11-15


                               PART II - OTHER INFORMATION                 16


Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                        March 31,   December 31,
                                                          1999          1998
                                                       -----------  ------------
                                                       (Unaudited)

                        ASSETS

CURRENT ASSETS
 Cash and cash equivalents.......................... $    358,183  $     95,630
 Marketable equity securities.......................        - 0 -       358,700
 Accounts receivable
   Trade and other, net of allowance................      736,631     2,197,179
   Accrued oil and gas revenue......................    1,101,734     1,089,226
 Prepaid insurance..................................      149,430       184,898
                                                      -----------   -----------
       Total current assets.........................    2,345,978     3,925,633
                                                      -----------   -----------


PROPERTY AND EQUIPMENT
 Oil and gas properties (successful efforts method).   54,675,053    53,320,832
 Furniture, fixtures and equipment..................      198,841       195,279
                                                      -----------   -----------
                                                       54,873,894    53,516,111
 Less accumulated depletion, depreciation
   and amortization.................................  (15,318,583)  (13,720,009)
                                                      -----------   -----------
       Net property and equipment...................   39,555,311    39,796,102
                                                      -----------   -----------

OTHER ASSETS........................................      374,880       314,853
                                                      -----------   -----------

              TOTAL ASSETS.......................... $ 42,276,169  $ 44,036,588
                                                      ===========   ===========



                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                                                     March 31,      December 31,
                                                       1999            1998
                                                    -----------     ------------
                                                    (Unaudited)
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long term debt............... $ 12,000,000   $  29,500,000
 Accounts payable................................    7,033,804       7,763,507
 Accrued liabilities.............................    1,418,326       1,813,693
                                                   -----------     -----------
       Total current liabilities.................   20,452,130      39,077,200
                                                   -----------     -----------

LONG TERM DEBT    ...............................   17,500,000            ---

STOCKHOLDERS' EQUITY
 Preferred stock; authorized 10,000,000 shares:
    Series A convertible preferred stock, par
       value $1.00 per share; issued and out-
       standing 796,318 shares (liquidation
       preference $10 per share, aggregating
       to $7,963,180)............................      796,318         796,318
    Series B convertible preferred stock, par
       value $1.00 per share; issued and out-
       standing 750,000 shares (liquidation
       preference $10 per share, aggregating
       to $7,500,000)............................      750,000         750,000
 Common stock, par value $0.20 per share;
       authorized 25,000,000 shares; issued
       and outstanding 5,232,403 shares..........    1,049,541       1,049,541
 Additional paid-in capital......................   15,226,027      15,226,027
 Accumulated deficit.............................  (13,497,847)    (12,461,598)
 Accumulated other comprehensive income..........          ---        (400,900)
                                                   -----------     -----------
       Total stockholders' equity................    4,324,039       4,959,388
                                                   -----------     -----------

       TOTAL LIABILITIES AND STOCK-
              HOLDERS' EQUITY.................... $ 42,276,169   $  44,036,588
                                                   ===========     ===========


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        1999             1998
                                                    -----------     ------------
REVENUES
 Oil and gas sales.............................. $   2,822,869        2,389,224
 Other..........................................       118,827           48,559
                                                   -----------      -----------
       Total revenues...........................     2,941,696        2,437,783
                                                   -----------      -----------

EXPENSES
 Lease operating expense and production taxes...       666,754          673,767
 Depletion, depreciation and amortization.......     1,308,553        1,126,566
 Exploration....................................       398,781          610,870
 Interest expense...............................       520,480          385,575
 General and administrative.....................       563,882          649,520
                                                   -----------      -----------
       Total costs and expenses.................     3,458,450        3,446,298
                                                   -----------      -----------

LOSS ON SALE OF ASSETS..........................      (519,495)             ---
                                                   -----------      -----------

LOSS BEFORE INCOME TAXES........................    (1,036,249)      (1,008,515)
 Income taxes ..................................           ---              ---
                                                   -----------      -----------

NET LOSS   .....................................    (1,036,249)      (1,008,515)

 Preferred stock dividends......................           ---          313,912
                                                   -----------      -----------

LOSS APPLICABLE TO
 COMMON STOCK .................................. $  (1,036,249)      (1,322,427)
                                                   ===========      ===========

BASIC LOSS PER AVERAGE
 COMMON SHARE .................................. $        (.20)            (.25)
                                                   ===========      ===========

DILUTED LOSS PER AVERAGE
 COMMON SHARE .................................. $        (.20)            (.25)
                                                   ===========      ===========

AVERAGE COMMON SHARES
 OUTSTANDING  ..................................     5,247,705        5,229,307
                                                   ===========      ===========



                 See notes to consolidated financial statements.


                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                              Three Months
                                                             Ended March 31,
                                                        ------------------------
                                                           1999         1998
                                                        -----------  -----------
OPERATING ACTIVITIES
 Net loss........................................... $  (1,036,249)  (1,008,515)
 Adjustments to reconcile net loss to
    net cash provided by operating activities:
     Depletion, depreciation and amortization.......     1,308,553    1,126,566
     Amortization of leasehold costs................       290,021      123,774
     Loss on sale of asset..........................       519,495          ---
     Capital expenditures charged to income.........         4,564      364,470
     Payment of contingent liability................           ---       (1,703)
     Payment of other liabilities...................           ---      (80,260)
                                                       -----------   ----------
                                                         1,086,384      524,332
 Net change in:
     Accounts receivable............................     1,448,040    1,741,539
     Prepaid insurance and other....................       (24,559)      46,836
     Accounts payable...............................      (580,358)     (58,090)
     Accrued liabilities............................      (395,367)    (627,141)
                                                       -----------   ----------
        Net cash provided by operating activities...     1,534,140    1,627,476
                                                       -----------   ----------

INVESTING ACTIVITIES
 Proceeds from sales of assets......................       240,105          ---
 Capital expenditures...............................    (1,511,692)  (3,106,922)
                                                       -----------   ----------
        Net cash used in investing activities.......    (1,271,587)  (3,106,922)
                                                       -----------   ----------

FINANCING ACTIVITIES
 Proceeds from bank borrowings......................           ---    1,500,000
 Principal payments of bank borrowings..............           ---     (500,000)
 Preferred stock dividends..........................           ---     (313,912)
                                                       -----------   ----------
        Net cash provided by financing activities..            ---      686,088
                                                       -----------   ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS...................................       262,553     (793,358)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD................................        95,630      793,358
                                                       -----------   ----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD...................................... $     358,183          ---
                                                       ===========   ==========



                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)




                                             Series A*                    Series B*
                                          Preferred Stock             Preferred Stock                 Common Stock
                                          ---------------             ---------------                 ------------
                                        Number of       Par       Number of           Par       Number of           Par
                                         Shares        Value        Shares           Value       Shares            Value
                                         ------        -----        ------           -----       -------           ------


Balance at December 31, 1997.....       796,318   $   796,318       750,000  $       750,000     5,232,403   $    1,046,481

Net loss.........................           ---           ---           ---              ---           ---              ---

Preferred stock dividends........           ---           ---           ---              ---           ---              ---
                                       --------     ---------   -----------     ------------   -----------     ------------

Balance at March 31, 1998........       796,318   $   796,318       750,000  $       750,000     5,232,403   $    1,046,481
                                       ========     =========   ===========     ============   ===========     ============

Balance at December 31, 1998.....       796,318   $   796,318       750,000  $       750,000     5,247,705   $    1,049,541

Net loss.........................           ---           ---           ---              ---           ---              ---

Realized loss on sale of
  marketable securities..........           ---           ---           ---              ---           ---              ---
                                       --------     ---------   -----------     ------------   -----------     ------------

Balance at March 31, 1999........       796,318   $   796,318       750,000  $       750,000     5,247,705   $    1,049,541
                                       ========     =========   ===========     ============   ===========     ============

                                                                             Accumulated Other
                                                                               Comprehensive
                                                                           Income - Unrealized
                                           Additional                          Gain (Loss) on          Total
                                            Paid-In          Accumulated         Marketable        Stockholders'
                                            Capital           Deficit        Equity Securities        Equity
                                           ----------        -----------   --------------------    -------------


Balance at December 31, 1997.....     $   15,146,095    $   (3,490,618)    $        84,400    $       14,332,676

Net loss.........................                ---         1,008,515                 ---            (1,008,515)

Preferred stock dividends........                ---          (313,912)                ---              (313,912)
                                         -----------       -----------        -------------      ---------------

Balance at March 31, 1998........     $   15,146,095    $   (4,813,045)    $       (84,400)   $       13,010,249
                                         ===========       ============      ==============      ===============

Balance at December 31, 1998.....     $   15,226,027    $  (12,461,598)    $      (400,900)   $        4,959,388

Net loss.........................                ---        (1,036,249)                ---            (1,036,249)

Realized loss on sale of
  marketable securities..........                ---               ---             400,900               400,900
                                         -----------       ------------      -------------        --------------

Balance at March 31, 1999........     $   15,226,027    $  (13,497,847)    $         - 0 -    $        4,324,039
                                         ===========       ============      =============        ==============

*Dividends are cumulative and arrearages amounted to $313,912, or $.06 per share at March 31, 1999

                See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998
                                   (Unaudited)

NOTE A - Basis of Presentation
------------------------------

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The financial statements and footnotes included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998.

The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE B - Indebtedness
---------------------

On May 12, 1999 the Company signed a definitive agreement with Compass Bank to restructure its existing credit facility. Accordingly, $17,500,000 previously shown as current maturities at December 31, 1998 is now shown in long-term debt at March 31, 1999. The credit facility provides for a borrowing base facility of $20,500,000 with monthly reductions of $50,000 beginning on April 1, 1999 and May 1, 1999, $200,000 on June 1, 1999 and $300,000 on July 1, 1999 and each month thereafter. Semi-annual borrowing base determinations will be made beginning July 1, 1999 based in part on the Company's oil and gas reserve information. The maturity date for amounts drawn under the bank Borrowing Base facility is February 1, 2001. Interest on such facility is based on LIBOR plus 2%, and rates are set on specific draws for one, two, three or six month periods at the option of the Company.

The facility also establishes a Tranche A in the amount of $9,000,000. The maturity date for the Tranche A facility is December 1, 1999. The Tranche A requires that excess cash flow from operations, as defined in the agreement, be applied to outstanding principal and interest until the maturity date, with interest based on the Compass Bank Index Rate plus 2%.

The credit facility requires the net proceeds of asset sales be used to extinguish outstanding principal and interest under the borrowing base facility and Tranche A. Additionally, under the terms of the terms of the credit facility, the Company may not make any distributions or pay dividends, including dividends on any class of its preferred stock, until Tranche A is paid in full.

Substantially all of the Company's assets are pledged to secure this credit facility.


NOTE C - Liquidity and Management's Plan
----------------------------------------

The unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The following discusses the Company's current liquidity and management's plan.

     Liquidity  - As  disclosed  in Note B, the  Company's  current  liabilities
     ---------
include current maturities of long term debt in the amount of $12,000,000, and exceed current assets by $18,106,000. Additionally, the Company is unable to incur additional debt under its credit facility or from any other sources until such time as its stockholders' equity balance is greater than the liquidation preference of the Series A Preferred Stock of approximately $7.9 million.


     Management's  Plan - Due to the Company's  existing current working capital
     ------------------
deficiency, required pay downs under its credit facility and the restrictions imposed by the Series A Preferred Stock, management is exploring a number of alternatives that are directed toward making the Company profitable and improving its liquidity. The principal strategies include:

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

NOTE D - Commitments and Contingencies
--------------------------------------

The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean-up of the site will be approximately $4.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of March 31, 1999, the Company has paid approximately $321,000 in costs related to this matter and has $92,000 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.


NOTE E - Income Taxes
---------------------

No provision for income taxes has been recorded for the Company for the three months ended March 31, 1999 and 1998 due to its incurring a net loss for each period.

                Management's Discussion and Analysis of Financial
                -------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------


Changes in Results of Operations
--------------------------------

    Three months ended March 31, 1999 versus three months ended March 31,1998

Total revenues for the three months ended March 31, 1999 amounted to $2,942,000 and were $504,000 higher than the $2,438,000 for the three months ended March 31, 1998 due to higher oil and gas revenues. Oil and gas sales were $434,000 higher due primarily to the recording of previously suspended oil and gas sales of approximately $350,000 on certain properties until the Company's ownership in the properties was perfected. Additionally, oil and gas sales were higher due to increased volumes, partially offset by significantly lower oil and gas prices for the current period. The Company incurred a loss on the sale of marketable equity securities of $519,000 for the three months ended March 31, 1999.

The following table reflects the production volumes and pricing information for the periods presented.

                             Three months                  Three months
                         ended March 31, 1999          ended March 31, 1998
                      Production    Average Price   Production    Average Price

   Gas (Mcf).........   884,956    $    1.82          544,303      $   2.43
   Oil (Bbls)........   114,620        10.55           70,363         15.16


Lease operating expense and production taxes were $667,000 for the three months ended March 31, 1999, versus $674,000 for the three months ended March 31, 1998. Depletion, depreciation and amortization was $1,309,000 for the three months ended March 31, 1999 versus $1,127,000 for the three months ended March 31, 1998, or $182,000 higher due to slightly higher depletion rates and higher volumes in the first quarter of 1999 versus 1998. Exploration expense in the first quarter of 1999 was $399,000 versus $611,000 in the first quarter of 1998, or $212,000 lower due primarily to seismic costs and prospect depreciation of $34,000 and $290,000 respectively, in the first quarter of 1999 versus $437,000 and $124,000 respectively, in the same period in 1998.

Interest expense was $520,000 in the three months ended March 31, 1999 compared to $386,000 in the first quarter of 1998 due to higher average debt outstanding for the quarter ended March 31, 1999.

General and administrative expenses amounted to $564,000 in the three months ended March 31, 1999 versus $649,000 in the first quarter of 1998.

On March 23, 1999 the Company announced that it suspended payment of its regular quarterly cash dividend on both classes of its preferred stock. This measure was taken to conserve cash for corporate and operating purposes. The Company has no plans to reinstate the cash dividends in the foreseeable future. Preferred stock dividends amount to $314,000 for the three months ended March 31, 1998.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $1,534,000 in the three months ended March 31, 1999 compared to $1,627,000 in the three months ended March 31, 1998. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

Net cash used in investing activities totaled $1,272,000 for the first quarter of 1999 compared to $3,107,000 in 1998. The three months ended March 31, 1999 reflects capital expenditures totaling $1,512,000 and proceeds from the sale of marketable equity securities of $240,000. The three months ended March 31, 1998 consists of capital expenditures of $3,107,000.

Net cash provided by financing activities was $-0- for the current period as compared to $686,000 in the prior year period. The 1998 amount includes borrowings of $1,500,000 by the Company under its line of credit and pay downs under this line of credit of $500,000.

On May 12, 1999 the Company signed a definitive agreement with Compass Bank to restructure its existing credit facility. Accordingly, $17,500,000 previously shown as current maturities at December 31, 1998 is now shown in long-term debt at March 31, 1999. The credit facility provides for a borrowing base facility of $20,500,000 with monthly reductions of $50,000 beginning on April 1, 1999 and May 1, 1999, $200,000 on June 1, 1999 and $300,000 on July 1, 1999 and each month thereafter. Semi-annual borrowing base determinations will be made beginning July 1, 1999 based in part on the Company's oil and gas reserve information. The maturity date for amounts drawn under the bank Borrowing Base facility is February 1, 2001. Interest on such facility is based on LIBOR plus 2%, and rates are set on specific draws for one, two, three or six month periods at the option of the Company.

The facility also establishes a Tranche A facility in the amount of $9,000,000. The maturity date for the Tranche A facility is December 1, 1999. The Tranche A requires that excess cash flow from operations, as defined in the agreement, be applied to outstanding principal and interest until the maturity date, with interest based on the Compass Bank Index Rate plus 2%.

The credit facility requires the net proceeds of asset sales be used to extinguish outstanding principal and interest under the borrowing base facility and Tranche A. Additionally, under the terms of the credit facility, the Company may not make any distributions or pay dividends, including dividends on any class of its preferred stock, until Tranche A is paid in full.

The terms of the Company's Series A Preferred Stock provide that the Company will not incur additional debt until after such time as it reports financial results which show the Company's stockholders' equity to be less than the liquidation preference of the Series A Preferred Stock. As of March 31, 1999 the Company's stockholders' equity was approximately $4.3 million and the liquidation preference on the outstanding shares of the Series A Preferred Stock was approximately $7.9 million. As a result, the Company is unable to incur additional debt under its credit facility or from other sources at the present time.

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

     6)  renegotiation   or  amendment  of the  Company's  credit  facility  and
         capital structure

As with any plan of this nature, its ultimate realization will depend upon the cooperation of creditors, potential investors and others. As a result, the outcome of the plan cannot presently be determined and no adjustments related to the specific considerations of management's plan have been made in the accompanying consolidated financial statements. Should the plan not be completed, the Company may not be able to liquidate liabilities as they come due. In addition, the Company's current liquidity situation and its agreement with Compass Bank have resulted in a suspension of new drilling expenditures until such time as certain aforementioned principle strategies have been effected. The Company incurred $1,512,000 in capital expenditures in the three months ended March 31, 1999, related primarily to recompletion of existing wells and maintenance of existing leases.


Year 2000
---------

The Company is in the process of assessing the ability of its various electronic operating systems, and those of significant third parties, to appropriately consider periods and dates after December 31, 1999. The Company's senior financial management has taken responsibility for identifying, addressing and monitoring its Year 2000 issues. These individuals report to the Audit Committee of the Board of Directors on a periodic basis. For Company systems identified as not being Year 2000 compliant, the Company has developed plans to correct these systems and expects to be compliant on the systems by the end of the second quarter of 1999.

As for third parties with which the Company has a material relationship, the Company is in various stages of discussions and conclusions related to the ability of those third parties to become compliant and the related timing thereof.

The estimated costs associated with becoming Year 2000 compliant are not expected to be material to the Company.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance timely. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by the end of the second quarter of 1999.

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


Stock Listing
-------------

The Company has been notified by the NASDAQ Stock Market that it may not be able to sustain compliance with certain of the Market's listing requirements for its Series A Preferred Stock. The Company plans to submit a business plan to the Market in response to the notice.


Disclosure Regarding Forward-Looking Statement
----------------------------------------------

Certain statements in this quarterly report on Form 10-Q regarding future expectations and plans for future activities may be regarded as "forward looking statements" within the meaning of Private Securities Litigation Reform Act of 1995. They are subject to various risks, such as financial market conditions, operating hazards, drilling risks and the inherent uncertainties in interpreting engineering data relating to underground accumulations of oil and gas, as well as other risks discussed in detail in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

                 4.1 - Amendment   to  Credit    Agreement    between   Goodrich
                           Petroleum Company, LLC and Compass dated May 1, 1999

                 27  - Financial Data Schedule

          (b)    Reports on Form 8-K

                 None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              GOODRICH PETROLEUM CORPORATION
                                                        (registrant)



     May 14, 1999                             /s/  Walter G. Goodrich
---------------------                         ----------------------------------
        Date                                  Walter G. Goodrich, President and
                                                  Chief Executive Officer


     May 14, 1999                             /s/  Roland L. Frautschi
---------------------                         ----------------------------------
        Date                                  Roland L. Frautschi, Senior Vice
                                             President, Chief Financial Officer
                                                       and Treasurer