Form 10-Q/A
period 1999-03-31
GOODRICH PETROLEUM CORP
filed 1999-08-13
CIK 943861

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

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        1999             1998
                                                    -----------     ------------
REVENUES
 Oil and gas sales.............................. $   2,822,869        2,389,224
 Other..........................................       118,827           48,559
                                                   -----------      -----------
       Total revenues...........................     2,941,696        2,437,783
                                                   -----------      -----------

EXPENSES
 Lease operating expense and production taxes...       666,754          673,767
 Depletion, depreciation and amortization.......     1,308,553        1,126,566
 Exploration....................................       398,781          610,870
 Interest expense...............................       520,480          385,575
 General and administrative.....................       563,882          649,520
                                                   -----------      -----------
       Total costs and expenses.................     3,458,450        3,446,298
                                                   -----------      -----------

LOSS ON SALE OF ASSETS..........................      (519,495)             ---
                                                   -----------      -----------

LOSS BEFORE INCOME TAXES........................    (1,036,249)      (1,008,515)
 Income taxes ..................................           ---              ---
                                                   -----------      -----------

NET LOSS   .....................................    (1,036,249)      (1,008,515)

 Preferred stock dividends
    (1999 amounts in arrears)...................       313,912          313,912
                                                   -----------      -----------

LOSS APPLICABLE TO
 COMMON STOCK .................................. $  (1,350,161)      (1,322,427)
                                                   ===========      ===========

BASIC LOSS PER AVERAGE
 COMMON SHARE .................................. $        (.26)            (.25)
                                                   ===========      ===========

DILUTED LOSS PER AVERAGE
 COMMON SHARE .................................. $        (.26)            (.25)
                                                   ===========      ===========

AVERAGE COMMON SHARES
 OUTSTANDING  ..................................     5,247,705        5,229,307
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


NOTE F - Loss Per Share
-----------------------

During 1999, the Company suspended dividend payments on its Series A and Series B convertible preferred stock. Dividends on both classes of its preferred stock are cumulative and arrearages amounted to $314,000 at March 31, 1999. Accordingly, undeclared dividends held in arrears have been added to the Company's net loss in computing earnings per share amounts applicable to common stockholders.

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

On March 23, 1999 the Company announced that it suspended payment of its regular quarterly cash dividend on both classes of its preferred stock. This measure was taken to conserve cash for corporate and operating purposes. The dividends are cumulative and arrearages amounted to $314,000 at March 31, 1999. The Company has no plans to reinstate the cash dividends in the foreseeable future. Preferred stock dividends amount to $314,000 for the three months ended March 31, 1998.


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