Form 10-Q
period 1999-06-30
GOODRICH PETROLEUM CORP
filed 1999-08-16
CIK 943861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1999
                               -------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                  ---------------------    ---------------------
Commission File Number:                              1-7940
                                  ----------------------------------------------

                         Goodrich Petroleum Corporation
             (Exact name of registrant as specified in its charter)

          Delaware                                     76-0466193
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer ID. No.)
          incorporation or organization)

5847 San Felipe, Suite 700, Houston, Texas                  77057
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     At August 13, 1999, there were 5,277,703 shares of Goodrich Petroleum Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                                  June 30, 1999
                                      INDEX

                                                                      Page No.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
   June 30, 1999 (Unaudited) and December 31, 1998................       3-4

Consolidated Statements of Operations (Unaudited)
   Six Months Ended June 30, 1999 and 1998........................         5

   Three Months Ended June 30, 1999 and 1998......................         6

Consolidated Statements of Cash Flows (Unaudited)
   Six Months Ended June 30, 1999 and 1998........................         7

Consolidated Statements of Stockholders' Equity (Unaudited)
   Six Months Ended June 30, 1999 and 1998........................         8

Notes to Consolidated Financial Statements........................      9-11

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                12-16

Item 3. Quantitative and Qualitative Disclosures about Market Risk        16


                           PART II - OTHER INFORMATION                    18


Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                        June 30,    December 31,
                                                          1999          1998
                                                      -----------   ------------
                                                      (Unaudited)

                        ASSETS

CURRENT ASSETS
 Cash and cash equivalents..........................$     45,938   $     95,630
 Marketable-equity securities.......................         ---        358,700
 Accounts receivable
   Trade and other, net of allowance................     414,118      2,197,179
   Accrued oil and gas revenue......................   1,204,435      1,089,226
 Prepaid insurance..................................     113,964        184,898
                                                     -----------    -----------
       Total current assets.........................   1,778,455      3,925,633
                                                     -----------      ---------

PROPERTY AND EQUIPMENT
 Oil and gas properties (successful efforts method).  54,798,931     53,320,832
 Furniture, fixtures and equipment..................     198,841        195,279
                                                     -----------    -----------
                                                      54,997,772     53,516,111
 Less accumulated depletion, depreciation
   and amortization................................. (16,750,471)   (13,720,009)
                                                     ------------   -----------
       Net property and equipment...................  38,247,301     39,796,102
                                                     -----------    -----------

OTHER ASSETS........................................     427,456        314,853
                                                     -----------    -----------

               TOTAL ASSETS.........................$ 40,453,212   $ 44,036,588
                                                     ===========    ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                                                       June 30,     December 31,
                                                         1999          1998
                                                      ----------    ------------
                                                     (Unaudited)
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt.............. $ 12,600,000  $  29,500,000
    Accounts payable...............................    6,736,208      7,763,507
    Accrued liabilities............................    1,038,981      1,813,693
                                                      ----------    -----------
          Total current liabilities................   20,375,189     39,077,200
                                                      ----------    -----------

LONG TERM DEBT   ..................................   16,300,000            ---

STOCKHOLDERS' EQUITY
    Preferred stock; authorized 10,000,000 shares:
        Series A convertible preferred stock, par
          value $1.00 per share; issued and out-
          standing 796,318 shares (liquidation
          preference $10 per share, aggregating
          to $7,963,180)...........................      796,318        796,318
Series B convertible preferred stock, par
          value $1.00 per share; issued and out-
          standing 750,000 shares (liquidation
          preference $10 per share, aggregating
          to $7,500,000)...........................      750,000        750,000
    Common stock, par value $0.20 per share;
          authorized 25,000,000 shares; issued
          and outstanding 5,247,703 and
          5,232,403 shares.........................    1,055,541      1,049,541
Additional paid-in capital.........................   15,250,027     15,226,027
    Accumulated deficit............................  (14,073,863)   (12,461,598)
    Accumulated other comprehensive income.........          ---       (400,900)
                                                     -----------    -----------
    Total stockholders' equity.....................    3,778,023      4,959,388
                                                     -----------    -----------

          TOTAL LIABILITIES AND STOCK
                 HOLDERS' EQUITY................... $ 40,453,212  $  44,036,588
                                                     ===========    ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
REVENUES
 Oil and gas sales...................................$  5,607,822     4,405,084
       Other  .......................................     163,404       297,096
                                                       ----------    ----------
       Total revenues................................   5,771,226     4,702,180
                                                      -----------    ----------
EXPENSES
 Lease operating expense and production taxes........   1,367,534     1,287,314
 Depletion, depreciation and amortization............   2,466,956     2,102,268
 Exploration.........................................     822,074     3,171,425
 Interest expense....................................   1,082,172       803,682
 General and administrative..........................   1,125,260     1,296,773
                                                      -----------    ----------
       Total costs and expenses......................   6,863,996     8,661,462
                                                      -----------    ----------

LOSS ON SALE OF ASSETS...............................    (519,495)          ---
                                                      -----------    ----------

LOSS BEFORE INCOME TAXES.............................  (1,612,265)   (3,959,282)
 Income taxes .......................................         ---           ---
                                                      -----------    ----------

NET LOSS  ...........................................  (1,612,265)   (3,959,282)

 Preferred stock dividends (1999 amounts in arrears).     627,824       627,814
                                                      -----------    ----------

LOSS APPLICABLE TO COMMON STOCK......................$ (2,240,089)   (4,587,096)
                                                       ===========    ==========

BASIC LOSS PER AVERAGE COMMON SHARE..................$       (.43)         (.88)
                                                      ===========    ==========

DILUTED LOSS PER AVERAGE COMMON SHARE................$       (.43)         (.88)
                                                      ===========    ==========

AVERAGE COMMON SHARES OUTSTANDING....................   5,254,501     5,235,824



                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                                June 30,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------

REVENUES
 Oil and gas sales....................................$ 2,784,953     2,015,860
 Other........... ....................................     44,577       248,537
                                                        ---------    ----------
       Total revenues.................................  2,829,530     2,264,397
                                                        ---------    ----------

EXPENSES
 Lease operating expense and production taxes.........    700,780       613,547
 Depletion, depreciation and amortization.............  1,158,403       975,702
 Exploration..........................................    423,293     2,560,555
 Interest expense.....................................    561,692       418,107
 General and administrative...........................    561,378       647,253
                                                        ---------    ----------
       Total costs and expenses.......................  3,405,546     5,215,164
                                                        ---------    ----------

LOSS BEFORE INCOME TAXES..............................   (576,016)   (2,950,767)
 Income taxes ........................................        ---           ---
                                                        ---------      --------

NET LOSS   ...........................................   (576,016)   (2,950,767)

 Preferred stock dividends (1999 amounts in arrears)..    313,912       313,902
                                                        ---------    ----------

LOSS APPLICABLE TO COMMON STOCK.......................$  (889,928)   (3,264,669)
                                                        ==========   ==========

LOSS PER AVERAGE COMMON SHARE.........................$      (.17)         (.62)
                                                        ==========   ==========

AVERAGE COMMON SHARES
     OUTSTANDING  ....................................  5,261,221     5,242,270


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Six Months
                                                              Ended June 30,
                                                          ----------------------
                                                            1999          1998
                                                          --------      --------

OPERATING ACTIVITIES
 Net loss..............................................$(1,612,265)  (3,959,282)
 Adjustments to reconcile net loss to net
      cash provided (used in) by operating activities:
  Depletion, depreciation and amortization.............  2,466,956    2,102,268
  Amortization of leasehold costs......................    563,506      295,247
  Loss on sale of assets...............................    519,495       (4,206)
  Capital expenditures charged to income...............     43,922    2,588,062
  Director stock grant.................................     30,000       79,932
  Payment of contingent liability......................        ---     (107,625)
  Payment of other liabilities.........................        ---     (160,518)
                                                        ----------   ----------
                                                         2,011,614      833,878
 Net change in:
  Accounts receivable..................................  1,667,852     (191,623)
  Prepaid insurance and other..........................    (41,669)      91,661
  Accounts payable..................................... (1,027,299)  (1,051,251)
  Accrued liabilities..................................   (774,712)     (41,911)
                                                        ----------   ----------
   Net cash provided by (used in) operating activities.  1,835,786     (359,246)
                                                        ----------   ----------

INVESTING ACTIVITIES
 Proceeds from sales of assets.........................    240,105       49,091
 Acquisition of oil and gas properties.................        ---     (129,325)
 Exploration and drilling capital expenditures paid.... (1,525,583)  (4,462,883)
                                                        ----------   ----------
   Net cash used in investing activities............... (1,285,478)  (4,543,117)
                                                        ----------   ----------

FINANCING ACTIVITIES
 Proceeds from bank borrowings.........................        ---    5,500,000
 Principal payments of bank borrowings.................   (600,000)    (500,000)
 Preferred stock dividends                                     ---     (627,814)
                                                        ----------   ----------
   Net cash provided by (used in) financing activities.   (600,000)   4,372,186
                                                        ----------   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS..............    (49,692)    (530,177)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......     95,630      793,358
                                                        ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............$    45,938      263,181
                                                        ==========   ==========

NON-CASH INVESTING ACTIVITIES
 Accrued capital expenditures..........................        ---    3,695,232

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                             Series A*                    Series B*
                                          Preferred Stock             Preferred Stock                 Common Stock
                                          ---------------             ---------------                 ------------
                                        Number of       Par       Number of           Par       Number of           Par
                                         Shares        Value        Shares           Value       Shares            Value
                                         ------        -----        ------           -----       -------           ------

Balance at December 31, 1997........    796,318   $   796,318       750,000  $       750,000     5,232,403   $    1,046,481

Net loss............................        ---           ---           ---              ---           ---              ---

Unrealized depreciation of marketable
  securities available for sale.....        ---           ---           ---              ---           ---              ---

Preferred stock dividends...........        ---           ---           ---              ---           ---              ---

Employee and director stock grants..        ---           ---           ---              ---        15,300            3,060
                                       --------     ---------   -----------     ------------   -----------     ------------

Balance at June 30, 1998............    796,318   $   796,318       750,000  $       750,000     5,247,703   $    1,049,541
                                       ========     =========   ===========     ============   ===========     ============

Balance at December 31, 1998........    796,318   $   796,318       750,000  $       750,000     5,247,705   $    1,049,541

Net loss............................        ---           ---           ---              ---           ---              ---

Directors Stock Grant...............        ---           ---           ---              ---        30,000            6,000

Realized loss on sale of
  marketable securities.............        ---           ---           ---              ---           ---              ---
                                       --------     ---------   -----------     ------------   -----------     ------------

Balance at June 30, 1999............    796,318   $   796,318       750,000  $       750,000     5,277,705   $    1,055,541
                                       ========     =========   ===========     ============   ===========     ============

                                                                             Accumulated Other
                                                                               Comprehensive
                                                                           Income - Unrealized
                                           Additional                          Gain (Loss) on          Total
                                            Paid-In          Accumulated         Marketable        Stockholders'
                                            Capital           Deficit        Equity Securities        Equity
                                           ----------        -----------   --------------------    -------------

Balance at December 31, 1997........  $   15,146,095    $   (3,490,618)    $        84,400    $       14,332,676

Net loss............................             ---        (3,959,282)                ---            (3,959,282)

Unrealized depreciation of marketable
  securities available for sale.....             ---               ---            (295,400)             (295,400)

Preferred stock dividends...........             ---          (313,912)                ---              (313,912)

Employee and director stock grants..          79,932               ---                 ---                82,992
                                         -----------       -----------        -------------      ---------------

Balance at June 30, 1998............  $   15,226,027    $   (8,077,714)    $      (211,000)   $        9,533,172
                                         ===========       ============      ==============      ===============

Balance at December 31, 1998........  $   15,226,027    $  (12,461,598)    $      (400,900)   $        4,959,388

Net loss............................             ---        (1,612,265)                ---            (1,612,265)

Directors Stock Grant...............          24,000               ---                 ---                30,000

Realized loss on sale of
  marketable securities.............             ---               ---             400,900               400,900
                                         -----------       ------------      -------------        --------------

Balance at June 30, 1999............  $   15,250 027    $  (14,073,863)    $           ---    $        3,778,023
                                         ===========       ============      =============        ==============

*Dividends are cumulative and arrearages amounted to $627,824, or $.12 per share at June 30, 1999.

                See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1999 and 1998
                                   (Unaudited)


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the six and three months ended June 30, 1999 and 1998.

The results of operations for the six and three-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

Liquidity - As disclosed in Note B, the Company's  current  liabilities  include
---------
current maturities of long term debt in the amount of $12,600,000, and exceed current assets by $18,597,000. Additionally, the Company is unable to incur additional debt under its credit facility. Additionally, the Company is unable to incur additional debt at the parent company level under its credit facility or from any other sources until such time as its stockholders' equity balance is greater than the liquidation preference of the Series A Preferred Stock of approximately $7.9 million.

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

     3) mergers with and/or acquisitions by other entities;

     4) reducing operating costs;

     5) renegotiation or amendment of the Company's credit facility and capital structure

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

NOTE D - Commitments and Contingencies
--------------------------------------

The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean up of the site will be approximately $4.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of June 30, 1999, the Company has paid approximately $321,000 in costs related to this matter and has $92,000 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean up of the site. There can be no assurance that the cost of clean up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.


NOTE E - Income Taxes
---------------------

No provision for income taxes has been recorded for the Company for the six months ended June 30, 1999 and 1998 due to its incurring a net loss for each period. A valuation allowance has been provided for the amount of net operating losses incurred.


NOTE F - Loss Per Share
-----------------------

During 1999, the Company suspended dividend payments on its Series A and Series B convertible preferred stock. Dividends on both classes of its preferred stock are cumulative and arrearages amounted to $628,000 at June 30,1999. Accordingly, undeclared dividends held in arrears have been added to the Company's net loss in computing loss per share amounts applicable to common stockholders.

                Management's Discussion and Analysis of Financial
                -------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------


Changes in Results of Operations
--------------------------------

      Six months ended June 30, 1999 versus six months ended June 30, 1998

Total revenues for the six months ended June 30, 1999 amounted to $5,771,000 and were $1,069,000 higher than the $4,702,000 for the six months ended June 30, 1998 due to higher oil and gas revenues. Oil and gas sales were $1,203,000 higher due primarily to higher oil and gas production partially offset by lower oil and gas prices. Oil and gas sales were higher by approximately $350,000 due to the recording of previously suspended oil and gas sales.

The following table reflects the production volumes and pricing information for the periods presented.

                                Six months                    Six months
                            ended June 30, 1999          ended June 30, 1998
                            -------------------          -------------------
                        Production    Average Price   Production   Average Price
                        ----------    -------------   ----------   -------------

     Gas (Mcf)......    1,564,419    $      1.95      1,106,260    $      2.27
     Oil (Bbls).....      203,326          12.60        136,152          13.87

Lease operating expense and production taxes were $1,368,000 for the six months ended June 30, 1999, versus $1,287,000 for the six months ended June 30, 1998, or $81,000 higher due primarily to higher oil and gas sales. Depletion, depreciation and amortization was $2,467,000 for the six months ended June 30, 1999, versus $2,102,000 for the six months ended June 30, 1998, or $365,000 higher due to slightly higher depletion rates and higher volumes in the first six months of 1999 versus 1998.

Exploration expense for the six months ended June 30, 1999 was $822,000 versus $3,171,000 for the same period of 1998, or $2,349,000 lower due primarily to dry hole costs of $5,000 in the current period compared to $2,042,000 for the same period of 1998. Additionally, seismic costs and prospect depletion were of $73,000 and $564,000 for the six months ended June 30, 1999 versus $575,000 and $295,000 in the same period in 1998.

Interest expense was $1,082,000 in the six months ended June 30, 1999 compared to $804,000 in the six months ended June 30, 1998 due to higher average debt outstanding for the six months ended June 30, 1999.

General and administrative expenses amounted to $1,125,000 in the six months ended June 30, 1999 versus $1,297,000 in the six months ended June 30, 1998.

The Company incurred a loss on the sale of marketable equity securities of $519,000 for the six months ended June 30, 1999.

On March 23, 1999 the Company announced that it suspended payment of its regular quarterly cash dividend on both classes of its preferred stock. This measure was taken to conserve cash for corporate and operating purposes. The dividends are cumulative and arrearages amounted to $628,000 at June 30, 1999. The Company has no plans to reinstate the cash dividends in the foreseeable future. Preferred stock dividends amount to $628,000 for the six months ended June 30, 1998.


    Three months ended June 30, 1999 versus three months ended June 30,1998

Total revenues for the three months ended June 30, 1999 amounted to $2,830,000 and were $566,000 higher than the $2,264,000 for the three months ended June 30, 1998. Oil and gas sales were $769,000 higher due primarily to higher oil prices and increased oil and gas production.

The following table reflects the production volumes and pricing information for the periods presented.


                                  Three months               Three months
                             ended June 30, 1999         ended June 30, 1998
                             -------------------         -------------------
                         Production   Average Price   Production   Average Price
                         ----------   -------------   ----------   -------------

     Gas (Mcf).......     679,463    $     2.11         561,957     $      2.13
     Oil (Bbls)......      88,706         15.25          65,789           12.49

Lease operating expense and production taxes were $701,000 for the three months ended June 30, 1999, versus $614,000 for the three months ended June 30, 1998, or $87,000 higher due to higher oil and gas sales. Depletion, deprecation and amortization was $1,158,000 for the three months ended June 30, 1999, versus $976,000 for the three months ended June 30, 1998, or $182,000 higher than the second quarter of 1998 due to higher production volumes in the second quarter of 1999 versus 1998.

The Company incurred $423,000 of exploration expense in the second quarter of 1999, compared to $2,561,000 in the second quarter of 1998, or $2,138,000 lower primarily due to dry hole costs of $2,107,000 in the second quarter of 1998 versus $0 in 1999.

Interest expense was $562,000 in the three months ended June 30, 1999 compared to $418,000 in the second quarter of 1998 due to higher average debt outstanding for the quarter ended June 30, 1999.

General and administrative expenses amounted to $561,000 in the three months ended June 30, 1999 versus $647,000 in the second quarter of 1998.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $1,836,000 in the six months ended June 30, 1999 compared to net cash used in operating activities of $359,000 in the six months ended June 30, 1998. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

Net cash used in investing activities totaled $1,285,000 for the six months ended June 30, 1999 compared to $4,543,000 in 1998. The six months ended June 30, 1999 reflects capital expenditures paid totaling $1,526,000 and proceeds from the sales of marketable equitable securities of $240,000. The six months ended June 30, 1998 reflects $4,463,000 in exploration and drilling capital expenditures paid and $129,000 of cash paid in connection with the purchase of oil and gas properties offset by $49,000 in proceeds from the sale of certain oil and gas properties.

Net cash used in financing activities was $600,000 for the six months ended June 30, 1999 as compared to net cash provided by financing activities of $4,372,000 in the prior year period. The 1999 amount includes pay downs of $600,000 by the Company under its line of credit. The 1998 amount included the borrowing of $5,500,000 by the Company under its line of credit and pay downs under its line of credit of $500,000. The 1999 period reflects no preferred dividends, whereas the 1998 period contains dividends of $628,000.

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

     3) mergers with and/or acquisitions by other entities;

     4) reducing operating costs;

     5) renegotiation or amendment of the Company's credit facility and capital structure

As with any plan of this nature, its ultimate realization will depend upon the cooperation of creditors, potential investors and others. As a result, the outcome of the plan cannot presently be determined and no adjustments related to the specific considerations of management's plan have been made in the accompanying consolidated financial statements. Should the plan not be completed, the Company may not be able to liquidate liabilities as they come due. In addition, the Company's current liquidity situation and its agreement with Compass Bank have resulted in a suspension of new drilling expenditures until such time as certain aforementioned principle strategies have been effected. The Company incurred $1,526,000 in capital expenditures in the three months ended June 30, 1999, related primarily to recompletion of existing wells and maintenance of existing leases.


Year 2000
---------

The Company's senior financial management has taken responsibility for identifying, addressing and monitoring its Year 2000 issues and has assessed the ability of its various electronic operating systems, and those of significant third parties, to appropriately consider periods and dates after December 31, 1999. These individuals report to the Audit Committee of the Board of Directors on a periodic basis.

The Company completed a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance timely. The Company has taken steps necessary, including upgrades of application software and hardware, to ensure its electronic operating systems comply with Year 2000 issues. A contingency plan has been developed to address the likelihood that problems could arise associated with non-compliance.

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


Stock Listing
-------------

On July 28, 1999 the Company was notified by the New York Stock Exchange that the Exchange had revised its minimum financial criteria for listed companies and the time frame required for listed companies to become compliant. In addition the Company was informed that it was not in compliance with the revised criteria. The Company plans to submit a revised 12-18 month business plan to the Exchange in response to the notice. As described above, the Company's liquidity situation may make it difficult for the Company to adhere to this business plan. If the Company fails to do so, there can be no assurance that the New York Stock Exchange will not delist the Company's common stock.

The Company has been notified by the NASDAQ Stock Market that it may not be able to sustain compliance with certain of the Market's listing requirements for its Series A Preferred Stock. The Company plans to submit a business plan to the Market in response to the notice.


        Quantitative and Qualitative Disclosures about Market Risk Debt
        ---------------------------------------------------------------
                          and Debt Related Derivatives
                          ----------------------------

The Company is exposed to interest rate risk on its short-term and long-term debt with variable interest rates ($28,900,000 at June 30, 1999). Based on the overall interest rate exposure on variable rate debt at June 30, 1999 a hypothetical 2% change in interest rates would increase interest expense by approximately $578,000.

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

         None

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company was held on May 20, 1999. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld, and abstaining or not voting as to each matter.


Election of Class III Directors and Class I Director
----------------------------------------------------

                                          FOR                          WITHHELD
                                          ---                          --------

Sheldon Appel                          4,514,698                        47,121
Jeff Benhard                           4,514,684                        47,135

Ratification  of the  appointment  of  KPMG Peat Marwick LLP  as  the  Company's
--------------------------------------------------------------------------------
independent auditors for 1999
-----------------------------

                      FOR                AGAINST                      WITHHELD
                      ---                -------                      --------

                   4,561,819              20,948                       15,579

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits
             27.1 -   Financial Data Schedule

         (b) Reports on Form 8-K
             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               GOODRICH PETROLEUM CORPORATION
                                                        (registrant)



   August 13, 1999                            /s/  Walter G. Goodrich
--------------------                          ---------------------------------
       Date                                   Walter G. Goodrich, President and
                                                  Chief Executive Officer


   August 13, 1999                            /s/  Roland L. Frautschi
--------------------                          --------------------------------
       Date                                   Roland L. Frautschi, Senior Vice
                                              President, Chief Financial Officer
                                                         and Treasurer