Form 10-Q
period 1999-09-30
GOODRICH PETROLEUM CORP
filed 1999-11-15
CIK 943861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1999
                                ------------------------------------------------
                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------

Commission File Number:                        1-7940
                       ---------------------------------------------------------

                         Goodrich Petroleum Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           76-0466193
--------------------------------             -----------------------------------
(State or other jurisdiction of                  (I.R.S. Employer ID. No.)
     incorporation or organization)

                  815 Walker Suite 1040, Houston, Texas 77002
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     At November 12, 1999, there were 5,341,995 shares of Goodrich Petroleum Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                               September 30, 1999
                                      INDEX
                                                                       Page No.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
   September 30, 1999 (Unaudited) and December 31, 1998...................  3-4

Consolidated Statements of Operations (Unaudited)
   Nine Months Ended September 30, 1999 and 1998..........................    5

   Three Months Ended September 30, 1999 and 1998.........................    6

Consolidated Statements of Cash Flows (Unaudited)
   Nine Months Ended September 30, 1999 and 1998..........................    7

Consolidated Statements of Stockholders' Equity (Unaudited)
   Nine Months Ended September 30, 1999 and 1998..........................    8

Notes to Consolidated Financial Statements................................ 9-12

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                   13-19

Item 3.  Quantitative and Qualitative Disclosure about Market Risk           19


                               PART II - OTHER INFORMATION                   20


Item 2.  Changes in Securities and Use of Proceeds.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                     September 30,  December 31,
                                                         1999          1998
                                                     -------------  ------------
                                                     (Unaudited)
                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents......................... $  6,046,142        95,630
  Marketable equity securities......................          -0-       358,700
  Accounts receivable
    Trade and other, net of allowance...............      717,269     2,197,179
    Accrued oil and gas revenue.....................    1,536,885     1,089,226
  Prepaid insurance.................................       90,406       184,898
                                                       ----------   -----------
        Total current assets........................    8,390,702     3,925,633
                                                       ----------   -----------


PROPERTY AND EQUIPMENT
  Oil and gas properties(successful efforts method).   65,258,225    53,320,832
  Furniture, fixtures and equipment.................      202,034       195,279
                                                       ----------   -----------
                                                       65,460,259    53,516,111
  Less accumulated depletion, depreciation
    and amortization................................  (18,110,871)  (13,720,009)
                                                       ----------   -----------
        Net property and equipment..................   47,349,388    39,796,102
                                                       ----------    ----------

OTHER ASSETS........................................    1,689,344       314,853
                                                       ----------   -----------

                                                     $ 57,429,434  $ 44,036,588
                                                       ==========   ===========


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                                                     September 30,  December 31,
                                                         1999           1998
                                                     -------------  ------------
                                                     (Unaudited)
             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long term debt................. $  3,600,000    29,500,000
  Accounts payable..................................    2,638,508     7,763,507
  Accrued liabilities...............................    1,452,633     1,813,693
                                                      -----------   -----------
        Total current liabilities...................    7,691,141    39,077,200
                                                      -----------   -----------

LONG TERM DEBT    ..................................   34,120,000           ---
PROCUCTION PAYMENT PAYABLE..........................    2,228,061           ---
RESERVE FOR ABANDONMENT COSTS.......................    3,808,281           ---
                                                       ----------   -----------
       TOTAL LIABILITIES............................   47,847,483    39,077,200

PREFERRED STOCKHOLDERS' EQUITY
  IN A SUBSIDIARY COMPANY...........................    2,610,000           ---

STOCKHOLDERS' EQUITY
  Preferred stock; authorized 10,000,000 shares:
   Series A convertible preferred stock, par
    value $1.00 per share; issued and out-
    standing 796,318 shares (liquidation
    preference $10 per share, aggregating
    to $7,963,180)..................................      796,318       796,318
   Series B convertible preferred stock, par
    value $1.00 per share; issued and out-
    standing 750,000 shares (liquidation
    preference $10 per share, aggregating
    to $7,500,000)..................................      750,000       750,000
  Common stock, par value $0.20 per share;
   authorized 25,000,000 shares; issued
   and outstanding 5,247,703 and 5,232,403 shares...    1,063,541     1,049,541
    Additional paid-in capital......................   18,087,827    15,226,027
    Accumulated deficit.............................  (13,725,735)  (12,461,598)
    Accumulated other comprehensive income..........          ---      (400,900)
                                                      -----------   -----------
       Total stockholders' equity...................    6,971,951     4,959,388
                                                      -----------   -----------

                                                      $ 57,429,433  $ 44,036,588
                                                      ===========   ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                            1999        1998
                                                            ----        ----
REVENUES
  Oil and gas sales.................................... $ 9,198,913   6,799,520
  Other................................................     204,074     600,403
                                                         ----------  ----------
     Total revenues....................................   9,402,987   7,399,923
                                                         ----------  ----------
EXPENSES
  Lease operating expense and production taxes.........   2,007,520   1,931,620
  Depletion, depreciation and amortization.............   3,549,541   2,959,008
  Exploration..........................................   1,295,032   5,324,911
  Interest expense.....................................   1,678,186   1,345,204
  General and administrative...........................   1,617,350   1,914,047
                                                         ----------  ----------
     Total costs and expenses..........................  10,147,629  13,474,790
                                                         ----------  ----------

LOSS ON SALE OF ASSETS.................................    (519,495)        ---

LOSS BEFORE INCOME TAXES...............................  (1,264,137) (6,074,867)
  Income taxes ........................................         ---         ---
                                                         ----------  ----------

NET LOSS   ............................................  (1,264,137) (6,074,867)

  Preferred stock dividends (1999 amounts in arrears)..     941,736     941,726
                                                         ----------  ----------

LOSS APPLICABLE TO COMMON STOCK........................ $(2,205,873) (7,016,593)
                                                         ==========  ==========
BASIC LOSS PER AVERAGE COMMON SHARE ................... $      (.42)      (1.34)
                                                         ==========  ==========
DILUTED LOSS PER AVERAGE COMMON SHARE ................. $      (.42)      (1.34)
                                                         ==========  ==========
AVERAGE COMMON SHARES OUTSTANDING......................   5,262,320   5,241,556


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended
                                                               September 30,
                                                            1999         1998
                                                            ----         ----
REVENUES
  Oil and gas sales................................... $ 3,591,091    2,394,436
  Other...............................................      40,671      303,307
                                                         ---------   ----------
        Total revenues................................   3,631,762    2,697,743
                                                         ---------   ----------
EXPENSES
  Lease operating expense and production taxes........     639,986      644,306
  Depletion, depreciation and amortization............   1,082,585      856,740
  Exploration.........................................     472,958    2,153,486
  Interest expense....................................     596,014      541,522
  General and administrative..........................     492,090      617,274
                                                         ---------   ----------
       Total costs and expenses.......................   3,283,633    4,813,328
                                                         ---------   ----------

INCOME (LOSS) BEFORE INCOME TAXES.....................     348,129   (2,115,585)
  Income taxes .......................................         ---          ---
                                                         ---------   ----------

NET INCOME (LOSS).....................................     348,129   (2,115,585)

  Preferred stock dividends (1999 amounts in arrears).     313,912      313,912
                                                         ---------   ----------

INCOME (LOSS) APPLICABLE TO COMMON STOCK.............. $    34,217   (2,429,497)
                                                         =========   ==========
INCOME (LOSS) PER AVERAGE COMMON SHARE................ $       .01         (.46)
                                                         =========   ==========
DILUTED LOSS PER AVERAGE COMMON SHARE................. $       .01         (.46)
                                                         =========   ==========
AVERAGE COMMON SHARES OUTSTANDING.....................   5,277,705    5,247,703

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Nine Months
                                                          Ended September 30,
                                                          1999          1998
                                                          ----          ----
OPERATING ACTIVITIES
  Net income (loss).................................. $(1,264,137)   (6,074,867)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depletion, depreciation and amortization.........   3,549,541     2,959,008
    Amortization of leasehold costs..................     841,321       760,769
    Loss on sale of assets...........................     519,495        (4,206)
    Capital expenditures charged to income...........     119,800     4,110,825
    Employee and director stock grant................      30,000        82,992
    Payment of contingent liability..................     (68,636)     (107,625)
    Payment of other liabilities.....................         ---      (160,518)
                                                       ----------   -----------
                                                        3,727,385     1,566,378
  Net change in (exclusive of acquisition in 1999):
    Accounts receivable..............................   1,032,251      (564,082)
    Prepaid insurance and other......................     159,344        (3,800)
    Accounts payable.................................  (5,124,999)    1,900,588
    Accrued liabilities..............................    (868,960)     (687,042)
                                                      -----------   -----------
     Net cash provided by (used in)
          operating activities.......................  (1,074,980)    2,212,042
                                                      -----------   -----------
INVESTING ACTIVITIES
  Proceeds from sales of assets......................     240,105        49,091
  Acquisition of oil and gas properties..............  (3,719,021)     (129,325)
  Exploration and drilling capital expenditures paid.  (1,861,980)  (11,661,649)
                                                       -----------  -----------
     Net cash used in investing activities...........  (5,340,896)  (11,741,883)
                                                       -----------  -----------
FINANCING ACTIVITIES
  Proceeds from bank borrowings......................         ---    10,500,000
  Principal payments of bank borrowings..............  (1,500,000)     (500,000)
  Proceeds from Private Placement borrowings.........  12,000,000           ---
  Proceeds from preferred stock issue................   3,000,000           ---
  Payment of private placement financing costs.......    (753,612)          ---
  Preferred stock dividends..........................         ---      (941,726)
                                                       ----------   -----------
     Net cash provided by financing activities.......  12,366,388     9,058,274
                                                       ----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.   5,950,512      (471,567)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....      95,630       793,358
                                                       ----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........... $ 6,046,142       321,791
                                                       ==========   ===========
NON-CASH ACTIVITIES
   Acquisition of oil and gas properties and
    assumption of related liabilities................   6,036,342           ---
   Costs of private placement........................     355,800           ---
   Accrued capital expenditures and financing costs..     576,536           ---

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)



                                             Series A*             Series B*
                                          Preferred Stock       Preferred Stock           Common Stock
                                          ---------------       ---------------           ------------
                                        Number of      Par      Number of     Par     Number of        Par
                                          Shares      Value      Shares      Value     Shares         Value
Balance at December 31, 1997            796,318  $   796,318  750,000  $   750,000   5,232,403  $  1,046,481

Net Loss                                    ---          ---      ---          ---         ---           ---

Unrealized appreciation of marketable
  securities available for sale             ---          ---      ---          ---         ---           ---

Preferred stock dividends                   ---          ---      ---          ---         ---           ---

Employee and director stock grants          ---          ---      ---          ---      15,302         3,060
                                        -------      -------  -------      -------   ---------     ---------
Balance at September 30, 1998           796,318  $   796,318  750,000  $   750,000   5,247,703  $  1,049,541
                                        -------      -------  -------      -------   ---------     ---------
Balance at December 31, 1998            796,318  $   796,318  750,000  $   750,000   5,247,705  $  1,049,541

Net Loss                                    ---          ---      ---          ---         ---           ---

Issuance of Common Stock purchase
  warrants with Preferred Stock             ---          ---      ---          ---         ---           ---

Issuance of Common Stock
 purchase warrants for services             ---          ---      ---          ---      40,000         8,000

Issuance of Common Stock purchase
  warrants as transaction fee               ---          ---      ---          ---         ---           ---

Issuance of Common Stock
  purchase warrants with debt               ---          ---      ---          ---         ---           ---

Directory Stock Grants                      ---          ---      ---          ---      30,000         6,000

Realized loss on sale of marketable
  Securities                                ---          ---      ---          ---         ---           ---
                                        -------      -------  -------      -------   ---------     ---------
Balance at September 30, 1999           796,318  $   796,318  750,000  $   750,000   5,317,705  $  1,063,541
                                        -------      -------  -------      -------   ---------     ---------

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Nine Months Ended September 30, 1999 and 1998

                                                    (Unaudited)

                                                                            Accumulated
                                                                          Income-Unrealized
                                           Additional                       Gain (Loss) on         Total
                                             Paid-In      Accumulated        Marketable        Stockholders'
                                             Capital        Deficit       Equity Securities       Equity
                                             -------        -------       -----------------       ------

Balance at December 31, 1997             $  15,146,095 $   (3,490,618)  $          84,400    $   14,332,676

Net Loss                                          ---      (6,074,867)                ---        (6,074,867)

Unrealized appreciation of marketable
  securities available for sale                   ---             ---           (495,850)          (495,850)

Preferred stock dividends                         ---        (941,726)               ---           (941,726)

Employee and director stock grants             79,932             ---                ---             82,992
                                           ----------      ----------         ----------         ----------
Balance at September 30, 1998           $  15,226,027  $  (10,507,211)  $       (411,450)    $    6,903,225
                                           ----------      ----------         ----------         ----------
Balance at December 31, 1998            $  15,226,027  $  (12,461,598)  $       (400,900)    $    4,959,388

Net Loss                                          ---      (1,264,137)               ---         (1,264,137)

Issuance of Common Stock purchase
  warrants with Preferred Stock               210,000             ---                ---            210,000

Issuance of Common Stock
 purchase warrants for services               113,800             ---                ---            121,800

Issuance of Common Stock purchase
  warrants as transaction fee                 234,000             ---                ---            234,000

Issuance of Common Stock
  purchase warrants with debt               2,280,000             ---                ---          2,280,000

Directory Stock Grants                         24,000             ---                ---             30,000

Realized loss on sale of marketable
  Securities                                      ---             ---            400,900           400,900
                                           ----------      ----------         ----------         ----------
Balance at September 30, 1999            $ 18,087,827 $   (13,725,735)  $                    $   6,971,951
                                           ----------      ----------         ----------         ----------

       *Dividends are cumulative and arrearages amounted to $941,726, or
                      $.12 per share at September 30, 1999

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 1999 and 1998
                                   (Unaudited)



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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the nine and three months ended September 30, 1999 and 1998.

The results of operations for the nine and three month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE B - Private Placement
--------------------------
On September 23, 1999, the Company and two of its subsidiaries, Goodrich Petroleum Company, L.L.C. ("Goodrich-Louisiana") and Goodrich Petroleum Company-Lafitte, L.L.C. ("Goodrich-Lafitte"), completed a private placement of $15 million of convertible securities. As described below the private placement transaction accomplished the objectives of managements plan as set for in the Liquidity and Capital Resources section of the Company's 1998 Annual Report on Form 10-K.

Goodrich-Louisiana issued convertible notes in the amount of $6,000,000 that will accrue interest monthly at 8% per annum in arrears until October 1, 2002. Unless extended or converted, the principal and accrued interest will be repayable in 24 months, beginning October 1, 2002. Principal and accrued interest may be converted by the holder at any time into the common stock of the Company at the rate of $4.00 per share. These convertible notes are secured by various collateral, including a mortgage on Goodrich-Louisiana's oil and gas properties. The purchasers of these notes received one warrant to purchase a share of the common stock of the Company at $.9375 (the closing price on the date the transaction was negotiated) for every $4.00 of notes issued. The warrants may be exercised at any time before their expiration on September 30, 2006.

Goodrich-Lafitte is a newly formed Louisiana limited liability company and is the entity which owns a forty-nine percent interest in the Lafitte Field. Goodrich-Lafitte also issued convertible notes in the amount of $6,000,000 that will accrue interest at 8% per annum accruing monthly in arrears until October 1, 2002. Unless extended or converted, the principal and accrued interest will be repayable in 24 months, beginning October 1, 2002. Principal and accrued interest may be converted by the holder at any time into the common stock of the Company at the rate of $4.00 per share. As an alternative conversion right, the principal and accrued interest under these notes may be converted into common equity interests in Goodrich-Lafitte, after October 1, 2002, if neither the common stock of the Company has a closing price of at least $3.00 per share nor the net asset value per share of the Company is at least $3.00. These convertible notes are secured by various collateral, including a mortgage on Goodrich-Lafitte's oil and gas properties. The purchasers of these notes received one warrant to purchase a share of the common stock of the Company at $.9375 (the closing price on the date the transaction was negotiated) for every $4.00 of notes issued. The warrants may be exercised at any time before their expiration on September 30, 2006.

Approximately $3.7 million of the proceeds from the Goodrich-Lafitte convertible notes were used to purchase the aforementioned interest in the Lafitte Field. The remaining proceeds will be used for development capital expenditures and for general corporate and working capital purposes.

Additionally,   Goodrich-Louisiana  issued  $3,000,000  of  preferred  interests consisting of 300,000 preferred units with a par value and liquidation preference of $10 per share. The fair value of the preferred units are recorded as preferred stockholders' equity in a subsidiary company in the accompanying financial statements. Distributions on the preferred units will accrue quarterly in arrears at 8% per annum through September 30, 2002 at which time the rate increases 2% per year not to exceed 20%. Goodrich-Louisiana has the right to redeem the units at any time. The preference amount and accrued distributions may be converted by the holder at any time into the common stock of the Company at $2.00 per share. Each preferred unit holder was also issued one warrant to purchase a share of common stock of the Company for every $10 of preference value. The warrants are exercisable at $1.50 per share at any time before their expiration on September 30, 2006.

Approximately $2,500,000 of the proceeds from issuance of the convertible notes and preferred units was allocated to additional paid in capital as the fair value of the warrants issued in connection with the securities based on the relative fair value of the two securities. $2,300,000 of the proceeds allocable to additional paid in capital will be amortized as additional interest cost over the original term of the related notes. The remaining adjustment to additional paid in capital related to the preferred units will be recorded as accretion in the value of the preferred stockholders' equity in a subsidiary company. Transaction costs related to the private placement amounted to approximately $1,300,000. These transaction costs will be amortized over the life of the convertible securities.

Under the terms of the Goodrich-Louisiana Operating Agreement, the holders of preferred units have no voting rights unless the payment of distributions is six months or more in arrears, in which event the holders of preferred units may participate in the election of Company managers. Goodrich-Louisiana is precluded from issuing any new units having preference or priority over the preferred units as to distributions, liquidation or redemption.

The Subscription Agreement pursuant to which the securities were purchased from the Company provides that within 60 days of closing the Company will register for resale under the Securities Act of 1933 all of the Company's common stock issuable upon conversion or exercise of the securities issued in the private placement.

This transaction would normally have required approval of the Company's shareholders according to the Shareholder Approval Policy of the New York Stock Exchange (the "Exchange"). Pursuant to an exception to this policy and based on a determination by the Company's Audit Committee that the delay necessary in securing shareholder approval prior to the transaction would seriously jeopardize the financial viability of the Company, the Company's Audit Committee approved the Company's omission to seek shareholder approval. The Exchange accepted the Company's application for use of the exception.


NOTE  C  -  Lafitte  Field  Acquisition
----------------------------------
On September 23, 1999 the Company acquired a 49% working interest in rights previously acquired in the Lafitte Field located in Jefferson Parish, Louisiana. The field encompasses over 8,000 acres and is located approximately thirty miles south of New Orleans. The Company anticipates commencement of development activities in the fourth quarter of 1999.

The purchase agreement included a production payment to be satisfied through the delivery of production from the purchased property. In connection with the transaction, the Company recorded a production payment liability of approximately $2,200,000 representing the discounted present value of production payments to be made over the estimated time to satisfy the payment.

Additionally, the Company recorded a $3,800,000 non-current liability for its interest in the estimated plugging and abandonment costs assumed in connection with the purchase.

NOTE D - Restructuring of Credit Agreement
------------------------------------------
On September 27, 1999 the Company modified its Credit Agreement with Compass Bank. The restructured credit facility provides for a borrowing base facility (Tranche A) of $19,300,000 with monthly commitment reductions of $300,000 beginning on October 1, 1999. Interest on the Tranche A facility is the Compass Bank Index Rate and is payable monthly. The restructured credit facility also establishes a Tranche B loan in the amount of $9,000,000. The Tranche B loan has an interest rate of Compass Bank Index Rate plus 2% payable on a monthly basis. The maturity date for amounts drawn under the Tranche A and Tranche B is February 1, 2001 with no borrowing base redeterminations conducted prior to that date. A commitment fee in the amount of one-half of one percent on the average daily amount of the available commitment due annually.

The credit facility requires the net proceeds of asset sales be used to extinguish outstanding principal and interest under the Tranche A and Tranche B. Additionally, under the terms of the credit facility, the Company may not make any distributions or pay dividends, including dividends on any class of its preferred stock, until Tranche B is paid in full.

Substantially   all  the  Company's  assets  are  pledged  to  secure  both  the convertible notes, and the credit facility is due annually.

NOTE E - Commitments and Contingencies
--------------------------------------
The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean-up of the site will be approximately $3.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of September 30, 1999, the Company has paid approximately $324,000 in costs related to this matter and has $92,000 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

NOTE F - Income Taxes
---------------------
No provision for income taxes has been recorded for the Company for the nine months ended September 30, 1999 and 1998 due to its incurring a net loss for each period. A valuation allowance has been provided for the amount of net operating losses incurred.

NOTE G - Loss Per Share
-----------------------
During 1999, the Company suspended dividend payments on its Series A and Series B convertible preferred stock. Dividends on both classes of its preferred stock is cumulative and arrearages amounted to $942,000 at September 30, 1999. Accordingly, undeclared dividends held in arrears have been added to the Company's net loss in computing loss per share amounts applicable to common stockholders.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Nine months ended September 30, 1999 versus nine months ended September 30, 1998

Total revenues for the nine months ended September 30, 1999 amounted to $9,403,000 and were $2,003,000 higher than the $7,400,000 for the nine months ended September 30, 1998 due to higher oil and gas revenues. Oil and gas sales were $9,199,000 for the first nine months of 1999 compared to $6,800,000 for the first nine months of 1998, or $2,399,000 higher due to higher oil and gas prices and volumes.

The following table reflects the production volumes and pricing information for the periods presented.


                              Nine months                     Nine months
                        ended September 30, 1999       ended September 30, 1998
                      Production     Average Price    Production   Average Price
                      ----------     -------------    ----------   -------------
   Gas (Mcf)........   2,239,634    $        2.25     1,874,625     $       2.18
   Oil (Bbls).......     287,159    $       14.47       205,209     $      13.22


Lease operating expense and production taxes were $2,008,000 for the nine months ended September 30, 1999, versus $1,932,000 for the nine months ended September 30, 1998, or $76,000 higher due primarily to higher oil and gas revenues. Depletion, depreciation and amortization was $3,550,000 for the nine months ended September 30, 1999, versus $2,959,000 for the nine months ended September 30, 1998, or $591,000 higher due to higher depletion rates and higher volumes in the nine months ended 1999 versus 1998.

Exploration expense for the nine months ended September 30, 1999 was $1,295,000 versus $5,325,000 for the same period of 1998, or $4,030,000 lower due primarily to dry hole costs of $68,000 in the current period compared to $3,539,000 for the same period of 1998. Additionally, leasehold amortization and seismic costs amounted to $841,000 and $51,000 respectively, for the nine months ended September 30, 1999 versus $760,000 and $642,000 for the same period in 1998.

Interest expense was $1,678,000 in the nine months ended September 30, 1999 compared to $1,345,000 in the nine months ended September 30, 1998, or $333,000 higher due to higher average debt outstanding for the nine months ended September 30, 1999.

General and administrative expenses amounted to $1,617,000 in the nine months ended September 30, 1999 versus $1,914,000 in the nine months ended September 30, 1998.

The Company incurred a loss on the sale of marketable equity securities of $519,000 for the nine months ended September 30, 1999.

On March 23, 1999 the Company announced that it suspended payment of its regular quarterly cash dividend on both classes of its preferred stock. This measure was taken to conserve cash for corporate and operating purposes. The dividends are cumulative and arrearages amounted to $942,000 at September 30, 1999. The Company has no plans to reinstate the cash dividends in the foreseeable future. Preferred stock dividends amounted to $942,000 for the nine months ended September 30, 1998.

                     Three months ended September 30, 1999
                  versus three months ended September 30,1998

Total revenues for the three months ended September 30, 1999 amounted to $3,632,000 and were $934,000 higher than the $2,698,000 for the three months ended September 30, 1998 due primarily to oil and gas revenues. Oil and gas sales were $1,197,000 higher for the quarter ended September 30, 1999 due to higher oil and gas prices and higher oil volumes partially offset by decreased gas production.

The following table reflects the production volumes and pricing information for the periods presented.



                               Three months                 Three months
                         ended September 30, 1999      ended September 30, 1998
                      Production      Average Price   Production   Average Price
                      ----------      -------------   ----------   -------------
  Gas (Mcf)..........    675,215   $      2.96          768,365      $      2.04
  Oil (Bbls).........     83,833   $     19.00           69,057      $     11.95

Lease operating expense and production taxes were $640,000 for the three months ended September 30, 1999, versus $644,000 for the three months ended September 30, 1998, or $4,000 lower. Depletion, depreciation and amortization was $1,083,000 for the three months ended September 30, 1999, versus $857,000 for the three months ended September 30, 1998, or $226,000 higher due to higher overall depletion rates in the current period compared to the prior period.

The Company incurred $473,000 of exploration expense in the third quarter of 1999, compared to $2,154,000 in the third quarter of 1998, or $1,681,000 lower primarily due to dry hole costs of $98,000 in the third quarter of 1999 versus $1,496,000 in 1998. Additionally, leasehold amortization amounted to $278,000 in the third quarter of 1999 compared to $465,000 for the same period in 1998.

Interest expense was $596,000 in the three months ended September 30, 1999 compared to $542,000 in the third quarter of 1998 due to higher average debt outstanding for the quarter ended September 30, 1999.

General and administrative expenses amounted to $492,000 in the three months ended September 30, 1999 versus $617,000 in the third quarter of 1998.

Liquidity and Capital Resources
-------------------------------
Net cash used by operating activities was $1,104,000 in the nine months ended September 30, 1999 compared to net cash provided in operating activities of
$2,212,000 in the nine months ended September 30, 1998. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

Net cash used in investing activities totaled $5,341,000 for the nine months ended September 30, 1999 compared to $11,742,000 in 1998. The nine months ended September 30, 1999 reflects cash paid in connection with the purchase of oil and gas properties in the Lafitte Field of $3,719,000. The nine months ended September 30, 1999 also reflects capital expenditures paid totaling $1,862,000 and proceeds from the sales of marketable equity securities of $240,000. The nine months ended September 30, 1998 reflects $11,662,000 in exploration and drilling capital expenditures paid and $129,000 of cash paid in connection with the purchase of oil and gas properties offset by $49,000 in proceeds from the sale of certain oil and gas properties.


Net cash provided by financing activities was $12,366,000 for the nine months ended September 30, 1999 as compared to net cash provided by financing activities of $9,058,000 in the prior year period. The 1999 amount includes proceeds from the issuance of convertible notes, including a portion allocable to paid in capital of $12,000,000, and proceeds from the issuance of preferred stock of $3,000,000. The amount also includes debt financing costs of $1,134,000 and pay downs of $1,300,000 by the Company under its line of credit. The 1998 amount included the borrowing of $10,500,000 by the Company under its line of credit and pay downs under its line of credit of $500,000. The 1999 period reflects no preferred dividends, whereas the 1998 period contains dividends of $942,000.

Private Placement
-----------------
On September 23, 1999, the Company and two of its subsidiaries, Goodrich Petroleum Company, L.L.C. ("Goodrich-Louisiana") and Goodrich Petroleum Company-Lafitte, L.L.C. ("Goodrich-Lafitte"), completed a private placement of $15 million of convertible securities. As described below the private placement transaction accomplished the objectives of management's plan as set forth in the Liquidity and Capital Resources section of the Company's 1998 Annual Report on Form 10-K.

Goodrich-Louisiana issued convertible notes in the amount of $6,000,000 that will accrue interest monthly at 8% in arrears until October 1, 2002. Unless extended or converted, the principal and accrued interest will be repayable in 24 months, beginning October 1, 2002. Principal and accrued interest may be converted by the holder at any time into the common stock of the Company at the rate of $4.00 per share. These convertible notes are secured by various collateral, including a mortgage on Goodrich-Louisiana's oil and gas properties. The purchasers of these notes received one warrant to purchase a share of the common stock of the Company at $.9375 (the closing price on the date the transaction was negotiated) for every $4.00 of notes issued. The warrants may be exercised at any time before their expiration on September 30, 2006.

Goodrich-Lafitte is a newly formed Louisiana limited liability company and is the entity which owns a 49% interest in the Lafitte Field. Goodrich-Lafitte also issued convertible notes in the amount of $6,000,000 that will accrue interest at 8% per annum accruing monthly in arrears until October 1, 2002. Unless extended or converted, the principal and accrued interest will be repayable in 24 months, beginning October 1, 2002. Principal and accrued interest may be converted by the holder at any time into the common stock of the Company at the rate of $4.00 per share. As an alternative conversion right, the principal and accrued interest under these notes may be converted into common equity interests in Goodrich-Lafitte, after October 1, 2002, if neither the common stock of the Company has a closing price of at least $3.00 per share nor the net asset value per share of the Company is at least $3.00. These convertible notes are secured by various collateral, including a mortgage on Goodrich-Lafitte's oil and gas properties. The purchasers of these notes received one warrant to purchase a share of the common stock of the Company at $.9375 (the closing price on the date the transaction was negotiated) for every $4.00 of notes issued. The warrants may be exercised at any time before their expiration on September 30, 2006.

Approximately $3.7 million of the proceeds from the Goodrich-Lafitte convertible notes were used to purchase the aforementioned interest in the Lafitte Field. The remaining proceeds will be used for development capital expenditures and for general corporate and working capital purposes.

Additionally,   Goodrich-Louisiana  issued  $3,000,000  of  preferred  interests consisting of 300,000 preferred units with a par value and liquidation preference of $10 per share. Distributions on the preferred units will accrue quarterly in arrears at 8% per annum through September 30, 2002 at which time the rate increases 2% per year not to exceed 20%. Goodrich-Louisiana has the right to redeem the units at any time. The preference amount and accrued distributions may be converted by the holder at any time into the common stock of the Company at $2.00 per share. Each preferred unit holder was also issued one warrant to purchase a share of common stock of the Company for every $10 of preference value. The warrants are exercisable at $1.50 per share at any time before their expiration on September 30, 2006.

Approximately $2,500,000 of the proceeds from issuance of the convertible notes and preferred units was allocated to additional paid in capital based on the relative fair value of the two securities. $2,300,000 of the proceeds allocable to additional paid in capital will be amortized as additional interest cost over the original term of the related notes. The remaining adjustment to additional paid in capital related to the preferred units will be recorded as a return to the preferred shareholders for purposes of computing income applicable to common stock and earning per share. Transaction costs related to the private placement amounted to approximately $1,300,000. These transaction costs will be amortized over the life of the convertible securities.

Under the terms of the Goodrich-Louisiana Operating Agreement, the holders of preferred units have no voting rights unless the payment of distributions is six months or more in arrears, in which event the holders of preferred units may participate in the election of Company managers. Goodrich-Louisiana is precluded from issuing any new units having preference or priority over the preferred units as to distributions, liquidation or redemption.

The Subscription Agreement pursuant to which the securities were purchased from the Company provides that within 60 days of closing the Company will register for resale under the Securities Act of 1933 all of the Company's common stock issuable upon conversion or exercise of the securities issued in the private placement.

This transaction would normally have required approval of the Company's shareholders according to the Shareholder Approval Policy of the New York Stock Exchange (the "Exchange"). Pursuant to an exception to this policy and based on a determination by the Company's Audit Committee that the delay necessary in securing shareholder approval prior to the transaction would seriously jeopardize the financial viability of the Company, the Company's Audit Committee approved the Company's omission to seek shareholder approval. The Exchange accepted the Company's application for use of the exception.

Lafitte Field  Acquisition
-------------------------
On September 23, 1999 the Company acquired a 49% working interest in rights previously acquired in the Lafitte Field located in Jefferson Parish, Louisiana. The field encompasses over 8,000 acres and is located approximately thirty miles south of New Orleans. The Company anticipates commencement of development activities in the fourth quarter of 1999.

The purchase agreement included a production payment to be satisfied through the delivery of production from the purchased property. In connection with the transaction, the Company recorded a production payment liability of approximately $2,200,000 representing the discounted present value of production payments to be made over the estimated time to satisfy the payment.

Additionally, the Company recorded a $3,800,000 non-current liability for its interest in the estimated plugging and abandonment costs assumed in connection with the purchase.

Restructuring of Credit Agreement
---------------------------------
On September 27, 1999 the Company modified its Credit Agreement with Compass Bank. The restructured credit facility provides for a borrowing base facility (Tranche A) of $19,300,000 with monthly commitment reductions of $300,000 beginning on October 1, 1999. Interest on the Tranche A facility is the Compass Bank Index Rate and is payable monthly. The restructured credit facility also establishes a Tranche B loan in the amount of $9,000,000. The Tranche B loan has an interest rate of Compass Bank Index Rate plus 2% payable on a monthly basis. The maturity date for amounts drawn under the Tranche A and Tranche B is February 1, 2001 with no borrowing base redeterminations conducted prior to that date. A commitment fee in the amount of one-half of one percent on the average daily amount of the available commitment.

The credit facility requires the net proceeds of asset sales be used to extinguish outstanding principal and interest under the Tranche A and Tranche B. Additionally, under the terms of the credit facility, the Company may not make any distributions or pay dividends, including dividends on any class of its preferred stock, until Tranche B is paid in full.

Substantially   all  the  Company's  assets  are  pledged  to  secure  both  the convertible notes and the credit facility is due annually.

The terms of the Company's Series A Preferred Stock provided that the Company will not incur additional debt at the parent company level after such time as it reports financial results which show the Company's stockholders' equity to be less than the liquidation preference of the Series A Preferred Stock. As of September 30, 1999, the Company's stockholders equity was approximately $6.9 million and the liquidation preference on the outstanding shares of the Series A Preferred Stock was approximately $7.9 million. As a result, the Company is unable to incur additional debt at the parent company level under its credit facility or from other sources at the present time.

Year 2000
---------
The Company has assessed the ability of its various electronic operating systems, and those of significant third parties, to appropriately consider periods and dates after December 31, 1999. The Company's senior financial management has taken responsibility for identifying, addressing and monitoring its Year 2000 issues. These individuals report to the Audit Committee of the Board of Directors on a periodic basis. For Company systems identified as not being Year 2000 compliant, the Company has developed plans to correct these systems.

As for third parties with which the Company has a material relationship, the Company is in various stages of discussions and conclusions related to the ability of those third parties to become compliant and the related timing thereof.

The estimated costs associated with becoming Year 2000 compliant are not expected to be material to the Company.

The Company completed a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance timely. A contingency plan has been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified.

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

Stock Listing
-------------
On July 28, 1999 the Company was notified by the New York Stock Exchange that the Exchange had revised its minimum financial criteria for listed companies and the time frame required for listed companies to become compliant. In addition, the Company was informed that it was not in compliance with the revised criteria. The Company submitted a revised twelve month business plan to the Exchange in response to the notice on September 10, 1999. The business plan was accepted by the New York Stock Exchange and will be monitored by the Exchange for compliance on a quarterly basis. The short term nature of the business plan may make it difficult to adhere to this business plan. If the Company fails to do so, there can be no assurance that the New York Stock Exchange will not delist the Company's common stock.


Quantitative and Qualitative Disclosures about
----------------------------------------------
         Market Risk Debt and Debt Related Derivatives
         ---------------------------------------------

The Company is exposed to interest rate risk on its short-term and long-term bank debt with variable interest rates ($28,000,000 at September 30, 1999). Based on the overall interest rate exposure on variable rate debt at September 30, 1999 a hypothetical 2% change in interest rates would increase interest expense by approximately $578,000.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

Information required by this item is hereby incorporated by reference to the Company's Form 8-K filed October 15, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a) 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                         GOODRICH PETROLEUM CORPORATION
                         ------------------------------
                                  (registrant)



    November 12, 1999                        /s/ Walter G. Goodrich
-------------------------                    -----------------------------------
          Date                                Walter G. Goodrich, President and
                                                Chief Executive Officer

    November 12, 1999                        /s/ Roland L. Frautschi
-------------------------                    -----------------------------------
          Date                                Roland L. Frautschi, Senior Vice
                                              President, Chief Financial Officer
                                                     and Treasurer