Form 10-Q/A
period 1999-09-30
GOODRICH PETROLEUM CORP
filed 1999-12-07
CIK 943861

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

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                                                     September 30,  December 31,
                                                         1999           1998
                                                     -------------  ------------
                                                     (Unaudited)
             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long term debt................. $  3,600,000    29,500,000
  Accounts payable..................................    2,638,508     7,763,507
  Accrued liabilities...............................    1,452,633     1,813,693
                                                      -----------   -----------
        Total current liabilities...................    7,691,141    39,077,200
                                                      -----------   -----------

LONG TERM DEBT......................................   34,120,000           ---
PRODUCTION PAYMENT PAYABLE..........................    2,228,061           ---
RESERVE FOR ABANDONMENT COSTS.......................    3,808,281           ---
                                                       ----------   -----------
       TOTAL LIABILITIES............................   47,847,483    39,077,200

PREFERRED STOCKHOLDERS' EQUITY
  IN A SUBSIDIARY COMPANY...........................    2,610,000           ---

STOCKHOLDERS' EQUITY
  Preferred stock; authorized 10,000,000 shares:
   Series A convertible preferred stock, par
    value $1.00 per share; issued and out-
    standing 796,318 shares (liquidation
    preference $10 per share, aggregating
    to $7,963,180)..................................      796,318       796,318
   Series B convertible preferred stock, par
    value $1.00 per share; issued and out-
    standing 750,000 shares (liquidation
    preference $10 per share, aggregating
    to $7,500,000)..................................      750,000       750,000
  Common stock, par value $0.20 per share;
   authorized 25,000,000 shares; issued
   and outstanding 5,247,703 and 5,232,403 shares...    1,063,541     1,049,541
    Additional paid-in capital......................   18,087,827    15,226,027
    Accumulated deficit.............................  (13,725,735)  (12,461,598)
    Accumulated other comprehensive income..........          ---      (400,900)
                                                      -----------   -----------
       Total stockholders' equity...................    6,971,951     4,959,388
                                                      -----------   -----------

                                                      $ 57,429,433  $ 44,036,588
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

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Nine Months
                                                          Ended September 30,
                                                          1999          1998
                                                          ----          ----
OPERATING ACTIVITIES
  Net income (loss).................................. $(1,264,137)   (6,074,867)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depletion, depreciation and amortization.........   3,549,541     2,959,008
    Amortization of leasehold costs..................     841,321       760,769
    Loss on sale of assets...........................     519,495        (4,206)
    Capital expenditures charged to income...........     119,800     4,110,825
    Employee and director stock grant................      30,000        82,992
    Payment of contingent liability..................     (68,636)     (107,625)
    Payment of other liabilities.....................         ---      (160,518)
                                                       ----------   -----------
                                                        3,727,385     1,566,378
  Net change in (exclusive of acquisition in 1999):
    Accounts receivable..............................   1,032,251      (564,082)
    Prepaid insurance and other......................     159,344        (3,800)
    Accounts payable.................................  (5,124,999)    1,900,588
    Accrued liabilities..............................    (868,960)     (687,042)
                                                      -----------   -----------
     Net cash provided by (used in)
          operating activities.......................  (1,074,980)    2,212,042
                                                      -----------   -----------
INVESTING ACTIVITIES
  Proceeds from sales of assets......................     240,105        49,091
  Acquisition of oil and gas properties..............  (3,719,021)     (129,325)
  Exploration and drilling capital expenditures paid.  (1,861,980)  (11,661,649)
                                                       -----------  -----------
     Net cash used in investing activities...........  (5,340,896)  (11,741,883)
                                                       -----------  -----------
FINANCING ACTIVITIES
  Proceeds from bank borrowings......................         ---    10,500,000
  Principal payments of bank borrowings..............  (1,500,000)     (500,000)
  Proceeds from Private Placement borrowings.........  12,000,000           ---
  Proceeds from preferred stock issue................   3,000,000           ---
  Payment of private placement financing costs.......  (1,133,612)          ---
  Preferred stock dividends..........................         ---      (941,726)
                                                       ----------   -----------
     Net cash provided by financing activities.......  12,366,388     9,058,274
                                                       ----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.   5,950,512      (471,567)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....      95,630       793,358
                                                       ----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........... $ 6,046,142       321,791
                                                       ==========   ===========
NON-CASH ACTIVITIES
   Acquisition of oil and gas properties and
    assumption of related liabilities................   6,036,342           ---
   Costs of private placement........................     355,800           ---
   Accrued capital expenditures and financing costs..     576,536           ---

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



    November 15, 1999                        /s/ Walter G. Goodrich
-------------------------                    -----------------------------------
          Date                                Walter G. Goodrich, President and
                                                Chief Executive Officer

    November 15, 1999                        /s/ Roland L. Frautschi
-------------------------                    -----------------------------------
          Date                                Roland L. Frautschi, Senior Vice
                                              President, Chief Financial Officer
                                                     and Treasurer