Form 10-K
period 1999-12-31
GOODRICH PETROLEUM CORP
filed 2000-03-30
CIK 943861

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

                    For Fiscal Year Ended December 31, 1999
                         Commission file number 1-7940

                        GOODRICH PETROLEUM CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                               76-0466193
      (State of incorporation)          (I.R.S. Employer Identification No.)

     815 Walker St., Suite 1040
           Houston, Texas                               77002
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

  Series A Preferred Stock,                 NASDAQ Small Cap
    $1.00 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At March 27, 2000 there were 8,684,849 shares (adjusted for reverse stock split) of Goodrich Petroleum Corporation common stock outstanding. The aggregate market value of shares of common stock held by non-affiliates of the registrant as of March 31, 2000 was approximately $40,710,230 based on a closing price of $4.69 per share on the New York Stock Exchange on such date.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Items 1 and 2. Business and Properties.

                                    General

   Goodrich Petroleum Corporation and subsidiaries ("Goodrich" or "the Company") is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the onshore portions of the United States, primarily the states of Louisiana and Texas. The Company owns working and overriding royalty interests in 114 active oil and gas wells located in 33 fields in eight states. At December 31, 1999, Goodrich had estimated proved reserves of approximately 5,858,000 barrels of oil and condensate and 20.9 Bcf of natural gas, or an aggregate of
56.0 Bcfe with a pre-tax present value of future net revenues, discounted at 10%, of $93.1 million. On a pro forma basis, Goodrich had estimated proved reserves, including the Burrwood/West Delta acquisition, of approximately 6,750,000 barrels of oil and condensate and 26.8 Bcf of natural gas, or an aggregate of 67.3 Bcfe with a pre-tax present value of future net revenues, discounted at 10%, of $106.4 million.

   The Company's principal executive offices are located at 815 Walker, Suite 1040 Houston, Texas 77002. The Company also has offices in Shreveport, Louisiana. At March 8, 2000 the Company had 16 employees.

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

Louisiana

   The majority of the Company's proved natural gas reserves are in the Southern Louisiana producing region. The Southern Louisiana producing region refers to the geographic area which covers the onshore and in-land waters of South Louisiana lying in the southern one-half of the state of Louisiana, which is one of the world's most prolific oil and natural gas producing sedimentary basins. The region generally contains sedimentary sandstones, which are of high qualities of porosity and permeabilities. There is a myriad of types of reservoir traps found in the region. These traps are generally formed by faulting, folding and subsurface salt movement or a combination of one or more of these. Salt movement has resulted in a large number of shallow piercement salt domes as well as deeper movements, which have resulted in both large and small anticlinal structures.

   The formations found in the Southern Louisiana producing region range in depth from 1,000 feet to 20,000 feet below the surface. These formations range from the Sparta and Frio formations in the northern part of the region to Miocene and Pleistocene in the southern part of the region. The Company's production comes predominately from Miocene and Frio age formations.

   Lafitte Field. Lafitte Field is located in Jefferson Parish, Louisiana and was discovered in 1935 by Texaco. Lafitte Field is a large, north-south elongated salt dome anticline feature. There are more than thirty (30) defined productive sands, which have collectively produced in excess of 262 million barrels of oil and 318 Bcf of natural gas. The productive sands are Miocene and Pliocene age sands ranging in depth from 3,000 feet to approximately 12,000 feet. There are currently 30 active producing wells in the field.

   Effective October 1999, Goodrich acquired an average working interest of approximately 45% in approximately 8,000 acres in the Lafitte Field. In January 2000, Goodrich, along with the operator of the field, drilled the first well since the acquisition, the LL&E 198, in which Goodrich owns a 49% working interest.

   Burrwood/West Delta Block 83 Fields. The Burrwood/West Delta Block 83 Fields, located in Plaquemines Parish, Louisiana, were discovered in 1955 by Chevron. The fields lie upthrown to a large down-to-the southeast growth fault system with the structure striking Northeast-Southwest and dipping northwestward in a counter-regional direction. The fields have collectively produced 48.7 million barrels of oil and 139 Bcf of natural gas. The productive sands are Miocene and Pliocene age sands ranging in depth from 6,300 feet to approximately 11,700 feet. There are currently 10 active producing wells in the fields.

   Goodrich acquired a 95% working interest in approximately 8,600 acres through an acquisition that closed on March 2, 2000 with an effective date of January 1, 2000.

   Second Bayou Field. The Second Bayou Field is located in Cameron Parish, Louisiana and was discovered in 1955 by the Sun Texas Company. Goodrich is the operator of seven producing wells, five of which are dually completed, and has an average working interest of approximately 29% in 1,395 gross acres. To date, the field has produced over 423 Bcf of natural gas and 3.0 million barrels of oil from multiple Miocene aged sands ranging from 4,000 to 15,200 feet.

   Other major operators in the area are Fina Oil and Chemical Company, Texaco Exploration and Producing, Inc. and Bellwether Exploration Company.

   Pecan Lake Field. The Pecan Lake Field was discovered in 1944 by the Superior Oil Company. Geologically, the field is comprised of a relatively low relief, four-way closure and multiple stacked pay sands. The Pecan Lake Field comprises approximately 870 gross leased acres in Cameron Parish, Louisiana, approximately 42 miles southeast of Lake Charles, Louisiana. The field has produced from over 15 Miocene sands ranging in depths from 7,500 to 11,800 feet, which have been predominately gas and gas condensate reservoirs. These sand reservoirs are characterized by generally widespread development and strong waterdrive production mechanisms. The field has produced in excess of 350 Bcf of gas and 717,000 barrels of condensate. All of the field production to date has come from normal pressured reservoirs. The Company is the operator of five producing wells with working interests ranging from approximately 43% to 47%.

   Isle St. Jean Charles Field. Isle St. Jean Charles Field is located in Terrebonne Parish, Louisiana. The field is a northwest extension of the Bayou Jean LaCroix Field located in the southeastern area of the Parish. These fields are trapped on a four-way closure, downthrown on a major east-west trending down to the south fault. Production is from multiple Miocene-aged sands, which are normally pressured and range in depth from 9,000 feet to 13,000 feet. The field was developed primarily in the 1950's by Exxon and reservoirs have exhibited both depletion and water drive mechanisms. To date, these fields have produced in excess of 53 billion cubic feet of gas and 6.55 million barrels of oil and condensate. There are currently five active wells producing in these fields.

   Goodrich acquired its working interest in its leasehold of approximately 425 acres through both acreage acquisitions and a farmout from Fina, et al. Goodrich is operator of the field and holds an approximate 34% working interest.

   Lake Raccourci Field. The Lake Raccourci Field was discovered by Humble Oil and Refining Company ("Exxon") in 1949, with the field extended to the South by Pan American ("Amoco") in 1958. Geologically, the field is a large four-way dipping closure, which is cross-cut by numerous Northeast-Southwest striking down to the South faults. The field has produced from a minimum of 18 different Miocene age sandstones, ranging in depth from 9,000 to 16,500 feet. These normally and abnormally pressured reservoirs exhibit depletion, water and combination drive mechanisms, and have produced in excess of 833 billion cubic feet of gas and 20 million barrels of oil and condensate. There are currently nine producing wells in the field.

   Goodrich acquired its average 20% working interest in the field through a farmout from MW Petroleum ("Apache") in July 1996 and a separate farmout from Exxon. The Company controls approximately 1,079 acres in the field and is currently evaluating 3-D seismic for further exploitation opportunities.

   Kings Ridge Field. Kings Ridge is located in Lafourche Parish, Louisiana. The field was discovered by Natural Gas and Oil Company in 1954. The field is set up geologically by three main faults, which strike East West and create hydrocarbon traps on the downthrown side of the faults. Typically, these downthrown traps are three-way structures that produce from Miocene aged sands ranging in depth from 9,000' to 13,000'.

   Goodrich has acquired approximately 307 acres from the Lafourche Parish School Board and 114 acres from the Grandison Trust. Goodrich has drilled and completed three wells in the field to date and has an approximate 50% working interest.

   Ada Field. The Ada Field was discovered by Hope Producing Company in 1945. The field is located in Bienville Parish, in North Louisiana. Geologically, the field is a turtle feature between two salt domes exhibiting a four-way anticline with two main horst blocks, a main graben block, and several compensating faults. The field has produced from numerous lower cretaceous sands and lime facies, with the sands being predominately lenticular in deposition. The producing interval for the field ranges from 4,500 to 10,000 feet, with the reservoir being primarily a pressure depletion mechanism. Ada Field has produced over 657 Bcf of natural gas and 5.2 million barrels of oil.

   Goodrich owns an approximate 43% working interest in the six producing wells in the field.

   Other. The Company maintains ownership interests in acreage and wells in several additional fields in Louisiana, including the (i) Opelousas Field, located in St. Landry Parish, (ii) Sibley Field, located in Webster Parish,
(iii) City of Lake Charles Field, located in Calcasieu Parish, (iv) Deep Lake Field, located in Lafourche Parish, (v) Mosquito Bay Field, located in Terrebonne Parish, (vi) South Pecan Lake Field located in Cameron Parish and
(vii) Charenton Field located in St. Mary Parish.

Texas

   Goodrich explores and has production in the western, eastern and southern regions of Texas.

   The Company's primary exploration focus in West Texas is on the western flank of the Horseshoe Atol area in Dawson and Gaines Counties. The Company is actively developing drilling prospects through the integration of the approximate 375 square miles of 3-D seismic it owns in the area with subsurface geology.

   Sean Andrew Field. The Sean Andrew Field was discovered by the Company in 1994 utilizing the Company's 375 square mile 3-D seismic database in West Texas. The Company is the operator in the field and holds an approximate 37.5% working interest.

   Marholl Field. The Marholl Field is a Siluro-Devonian (Fussellman) field in Dawson County discovered in 1995 through the use of 3-D seismic. The Company operates two wells in the field with an approximate 23% working interest.

   Mary Blevins Field. The Mary Blevins Field is located in Smith County, Texas. It was a new discovery that is fault separated from Hitts Lake Field, discovered in 1953 by Sun Oil. Currently there are four producing wells in the field with Goodrich, as operator, having an approximate 48% working interest in 782 gross acres. To date, Hitts Lake has produced over 14 million barrels of oil and Mary Blevins has produced over 470,000 barrels from the Paluxy, which occurs at a depth of approximately 7,300 feet.

   Other. The Company maintains ownership interests in acreage and wells in several additional fields in Texas including the (i) Ackerly Field, located in Dawson and Howard Counties, (ii) Lamesa Farms Field, located in Dawson County,
(iii) Carthage (Bethany) Field, located in Panola County, (iv) N.W. Ackerly Field, located in Dawson County, (v) Midway Field, located in San Patricio County, (vi) East Jacksonville Field, located in Cherokee County, (vii) Mott Slough, located in Wharton County.

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

   EP-395. Goodrich Petroleum acquired a 20% non-operated working interest in the 240 square kilometer Exploration Permit in 1995. Since 1995, the partners have reprocessed the original 2-D seismic data sets, shot a 38 km 3-D seismic survey (1995), and shot an additional 93 km of high quality 2-D seismic. Interpretation of this data has confirmed two separate prospects: West Boyd and Lindsay. During 1999, Goodrich Petroleum farmed out its working interest for a 6.9% carried interest through the drilling of the Boyd #1 well, which was a dry hole. Currently, the partners are evaluating information from the dry hole.

   EP-396. The Company acquired a 33% non-operated working interest in 1995. In January, 2000, the partners surrendered their exploration permit back to the Department of Minerals and Energy.

   EP-397. This Permit is 160 square kilometers and the Company has a 33% working interest. The 130 km of available seismic has been reprocessed and interpreted with several prospect leads.

Oil and Natural Gas Reserves

   The following tables set forth summary information with respect to the Company's proved reserves as of January 1, 2000 on a historical basis and on a pro forma basis as if the Burrwood/West Delta Block 83 Fields acquisition of March 2, 2000 had been completed as of that date, and 1999, on a historical basis, as estimated by the Company by compiling reserve information, substantially all of which was prepared by the engineering firm of Coutret and Associates, Inc.

                                                  January 1, 2000
                                    --------------------------------------------
                                            Net Reserves         Pre-Tax Present
                                    ---------------------------- Value of Future
                                       Oil                        Net Revenues
                Category             (Bbls)   Gas (Mcf)  Bcfe(1)  (in millions)
                --------            --------- ---------- ------- ---------------
      Historical
        Proved Developed........... 3,179,888 13,945,450  33.0      $  54.79
        Proved Undeveloped......... 2,678,357  6,904,142  23.0         38.33
                                    --------- ----------  ----      --------
          Total Proved............. 5,858,245 20,849,592  56.0      $  93.12
                                    ========= ==========  ====      ========

                                            Net Reserves         Pre-Tax Present
                                    ---------------------------- Value of Future
                                       Oil                        Net Revenues
                Category             (Bbls)   Gas (Mcf)  Bcfe(1)  (in millions)
                --------            --------- ---------- ------- ---------------
      Pro Forma
        Proved Developed........... 4,071,222 19,900,930  44.3      $  68.04
        Proved Undeveloped......... 2,678,357  6,904,139  23.0         38.33
                                    --------- ----------  ----      --------
          Total Proved............. 6,749,579 26,805,069  67.3      $ 106.37
                                    ========= ==========  ====      ========

                                                  January 1, 1999
                                    --------------------------------------------
                                            Net Reserves         Pre-Tax Present
                                    ---------------------------- Value of Future
                                       Oil                        Net Revenues
                Category             (Bbls)   Gas (Mcf)  Bcfe(1)  (in millions)
                --------            --------- ---------- ------- ---------------
      Historical
        Proved Developed........... 2,266,854 21,481,946  35.1      $  31.99
        Proved Undeveloped.........   825,956  6,662,364  11.6          8.64
                                    --------- ----------  ----      --------
          Total Proved............. 3,092,810 28,144,310  46.7      $  40.63
                                    ========= ==========  ====      ========

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

   In accordance with the Commission's guidelines, the engineers' estimates of future net revenues from the Company's properties and the Present Value of Future Net Revenues thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The prices as of December 31, 1999 used in such estimates averaged $2.63 per Mcf of natural gas and $25.16 per Bbl of crude oil/condensate.

Productive Wells

   The following tables set forth the number of active well bores in which the Company maintains ownership interests as of December 31, 1999:

                                    Oil             Gas            Total
                               --------------  --------------  --------------
                               Gross(1) Net(2) Gross(1) Net(2) Gross(1) Net(2)
                               -------- -----  -------  -----  -------  -----
      California..............     --      --    4.00    2.09    4.00    2.09
      Colorado................     --      --    1.00     .30    1.00     .30
      Louisiana...............  41.00   18.68   29.00   10.60   70.00   29.28
      Michigan................   2.00     .26    5.00     .05    7.00     .31
      Mississippi.............     --      --    1.00     .05    1.00     .05
      New Mexico..............     --      --    1.00     .03    1.00     .03
      Texas...................  25.00   11.93    4.00     .63   29.00   12.56
      Wyoming.................   1.00     .17      --      --    1.00     .17
                                -----   -----   -----   -----  ------   -----
        Total Productive
         Wells................  69.00   31.04   45.00   13.75  114.00   44.79
                                =====   =====   =====   =====  ======   =====

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

Acreage

   The following table summarizes the Company's gross and net developed and undeveloped natural gas and oil acreage under lease as of December 31, 1999. Acreage in which the Company's interest is limited to a royalty or overriding royalty interest is excluded from the table.

                                                                   Gross   Net
                                                                  ------- ------
      Developed acreage
        California...............................................   1,280    568
        Colorado.................................................     640    192
        Louisiana................................................  15,007  6,120
        Michigan.................................................   1,920     19
        Texas....................................................   5,358  1,912
        Wyoming..................................................      80     13
      Undeveloped acreage
        Offshore Australia.......................................  98,841 17,306
        Louisiana................................................   1,069    640
        Michigan.................................................     640     50
        Texas....................................................   2,160    987
                                                                  ------- ------
          Total.................................................. 126,995 27,807
                                                                  ======= ======

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

                                                      Year Ended December 31
                                                  ------------------------------
                                                    1999       1998      1997
                                                  --------- ---------- ---------
                                                  Gross Net Gross Net  Gross Net
                                                  ----- --- ----- ---- ----- ---
      Development Wells:
        Productive............................... 1.00  .49  6.00 2.77  6.0  2.6
        Non-Productive...........................   --   --  2.00 1.47  0.0  0.0
                                                  ----  --- ----- ---- ----  ---
          Total.................................. 1.00  .49  8.00 4.24  6.0  2.6
                                                  ====  === ===== ==== ====  ===
      Exploratory Wells:
        Productive...............................   --   --  7.00 1.49 12.0  2.9
        Non-Productive........................... 1.00  .12  8.00 2.87  7.0  1.7
                                                  ----  --- ----- ---- ----  ---
          Total.................................. 1.00  .12 15.00 4.36 19.0  4.6
                                                  ====  === ===== ==== ====  ===
      Total Wells:
        Productive............................... 1.00  .49 13.00 4.26 18.0  5.5
        Non-Productive........................... 1.00  .12  9.00 4.34  7.0  1.7
                                                  ----  --- ----- ---- ----  ---
          Total.................................. 2.00  .61 22.00 8.60 25.0  7.2
                                                  ====  === ===== ==== ====  ===

Net Production, Unit Prices and Costs

   The following table presents certain information with respect to oil, gas and condensate production attributable to the Company's interests in all of its fields, the revenue derived from the sale of such production, average sales prices received and average production costs during each of the years in the three-year period ended December 31, 1999.

                                                   1999      1998      1997
                                                 --------- --------- ---------
      Net Production:
        Natural gas (Mcf)....................... 2,930,655 2,782,825 2,449,320
        Oil (barrels)...........................   394,442   316,768   282,380
        Natural gas equivalents (Mcfe) (1)...... 5,297,307 4,683,433 4,143,600
      Average Net Daily Production:
        Natural gas (Mcf).......................     8,029     7,624     6,710
        Oil (Bbls)..............................     1,081       868       774
        Natural gas equivalents (Mcfe) (1)......    14,515    12,832    11,354
      Average Sales Price Per Unit:
        Natural gas (per Mcf)................... $    2.41      2.18      2.55
        Oil (per Bbl)........................... $   16.88     11.88     18.06
      Other Data:
        Lease operating expense and production
         taxes (per Mcfe)....................... $     .68       .60       .56

--------
(1) Estimated by the Company using a conversion ratio of 1.0 Bbl/6.0 Mcf.
(2) Hedging activity for 1999 did not have a significant effect on these results.

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

   The Company entered into an agreement with Natural Gas Ventures, L.L.C. ("NGV"), a Louisiana limited liability company, for the purpose of marketing the Company's and its contracting parties' natural gas. The Company and other contracting parties contribute natural gas to NGV, that NGV then markets to gas purchasers, pursuant to the Joint Venture Agreement between NGV and Seaber Corporation of Louisiana ("Seaber"). The Company can terminate this agreement on 60-days notice. The Company believes its contract with NGV allows it to realize higher prices for its contributed gas because of the greater market power associated with larger volumes of gas than the Company would have for sale on a stand-alone basis.

   Customers. Due to the nature of the industry, the Company sells its oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. Revenues from these sources as a percent of total revenues for the periods presented were as follows:

                                                                    Year Ended
                                                                   December 31,
                                                                  ----------------
                                                                  1999  1998  1997
                                                                  ----  ----  ----
      Seaber Corporation of Louisiana............................  37%   47%   44%
      Equiva Trading.............................................  27%   12%   11%
      Texla Energy Management....................................  10%   --    --
      Navajo Refining Company....................................   7%   11%   --
      Mobil Oil Corporation......................................  --    --    10%
      Mitchell Marketing Company.................................  --    --     9%

                   Investment in Marcum Natural Gas Services

   On January 5, 1999 the Company sold its investment in National Gas Services ("Marcum") for $240,000 resulting in a realized loss of $520,000. Marcum is a publicly held diversified provider of products and services to the natural gas industry.

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

Item 3. Legal Proceedings.

   The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company estimates that the remaining cost of long-term clean-up of the site will be approximately $3.5 million, with the Company's percentage of responsibility estimated to be approximately 3.05%. As of December 31, 1999, the Company had paid $321,000 in costs related to this matter and accrued $122,500 for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

   On February 8, 2000, the Company commenced a suit against the operator and joint owner of the Lafitte Field, alleging certain items of misconduct and violations of the letter agreement associated with the joint acquisition. The suit is in its early stages and it is too early to predict a likely outcome, however, as the Company is the plaintiff in this action, this action is not expected to have a significantly adverse impact on the operations or financial position of the Company.

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

   At March 27, 2000 the number of holders of record of the Company's common stock without determination of the number of individual participants in security position was 3,356 with 8,684,849 shares outstanding. High and low sales prices for the Company's common stock for each quarter during the calendar years 1999 and 1998 are as follows:

                                                               1999      1998
                                                            ---------- ---------
                          Quarter Ended                     High  Low  High Low
                          -------------                     ----- ---- ---- ----
      March 31............................................. $1.50  .69 8.00 5.06
      June 30.............................................. $1.88  .94 7.19 5.25
      September 30......................................... $2.69  .94 5.63 2.25
      December 31.......................................... $3.06 2.19 3.00 1.13

   The Company has not paid a cash dividend on its Common Stock and does not intend to pay such a dividend in the foreseeable future.

Item 6. Selected Financial Data.

Selected Statement of Operations Data:

   The following table sets forth selected financial data of the Company for each of the years in the five-year period ended December 31, 1999, which information has been derived from the Company's audited financial statements. This information should be read in connection with and is qualified in its entirety by the more detailed information in the Company's financial statements under Item 8 below and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                          Year Ended December 31,
                          -----------------------------------------------------------
                             1999         1998        1997        1996        1995
                          -----------  ----------  ----------  ----------  ----------
Revenues................  $14,020,574  10,591,873  12,901,361   9,769,383   6,174,412
Depletion, Depreciation
 and Amortization.......    4,743,608   4,094,447   4,862,754   3,788,292   1,785,502
Exploration.............    1,656,158   6,010,425   3,205,730   1,149,240     193,159
Interest Expense........    2,810,576   1,909,849   1,416,675     828,394   1,132,488
Total Costs and
 Expenses...............   15,330,062  18,311,421  14,978,629   9,476,366   5,037,101
Gain (Loss) on sale of
 assets.................     (519,495)      4,206     688,304      88,428          --
Extraordinary Item--
 Early Extinguishment of
  Debt..................           --          --          --          --     482,906
Net Income (Loss).......   (1,828,983) (7,715,342) (1,388,964)    381,445     654,405
Preferred Stock
 Dividends (1999 amounts
 in arrears)............    1,249,343   1,255,638   1,205,210     644,800     254,932
Earnings (Loss)
 Applicable to Common
 Stock..................   (3,078,326) (8,970,980) (2,594,174)   (263,355)    399,473
Basic Loss Per Average
 Common Share(c)........         (.58)      (1.71)       (.50)       (.05)
Diluted Loss Per Average
 Common Share(c)........  $      (.58)      (1.71)       (.50)       (.05)
Average Common Shares
 Outstanding(c).........    5,288,011   5,243,105   5,229,307   5,225,564
Pro Forma Information:
 Pro Forma Income
  Taxes(a)..............                                                      402,698
 Pro Forma Net Income...                                                      251,707
 Pro Forma Loss
  Applicable to Common
  Stock.................                                                       (3,225)
Pro Forma Income Before
 Extraordinary Item Per
 Average Common
 Share(b)...............                                                          .14
Extraordinary Item Per
 Average Common
 Share(b)...............                                                         (.14)
Pro Forma Basic and
 Diluted Earnings (Loss)
 Per Average Common
 Share(b)...............                                                           --
Pro Forma Average Common
 Shares Outstanding(b)..                                                    3,465,318
                                               December 31,
                          -----------------------------------------------------------
                             1999         1998        1997        1996        1995
                          -----------  ----------  ----------  ----------  ----------
Selected Balance Sheet
 Data:
 Total Assets...........  $56,258,552  44,036,588  37,537,918  22,398,984  22,382,716
 Total Long Term
  Debt(d)...............   36,953,117  29,500,000  18,500,000  10,000,000   9,750,000
 Stockholders' Equity...  $ 6,411,044   4,959,388  14,332,676   9,135,200   9,662,812

--------
(a) No provision for income taxes is included in the consolidated statements of operations for the period from January 1, 1995 through August 14, 1995, for the operations of La/Cal Energy Partners (predecessor company), due to La/Cal Energy Partners being a partnership and income taxes were the responsibility of the individual partners of La/Cal Energy Partners. Certain unaudited pro forma information relating to the Company's results of operations, had La/Cal Energy Partners been a corporation for this period, is shown above.

(b) Number of shares restated to retroactively adjust for one for eight reverse stock split in March 1998.

(c) The above data reflects the operations solely of La/Cal Energy Partners for periods prior to August 15,1995, whereas such data reflects the operations of La/Cal Energy Partners combined with Patrick Petroleum Company for periods subsequent to August 15, 1995.

(d) Includes current maturities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Background of Business Combination and Basis of Presentation

   The Company was created by the combination of Patrick Petroleum Company ("Patrick") and La/Cal Energy Partners ("La/Cal") in August 1995. The La/Cal-- Patrick business combination was accounted for on the basis of purchase accounting, with La/Cal deemed to be the acquiror. Accordingly, on August 15, 1995, the Company recorded the assets and liabilities of Patrick at fair value, whereas the assets and liabilities of La/Cal are reflected at historical book value. The consolidated results of operations for the year ended December 31, 1995 reflect the operations solely of La/Cal for the portion of the year prior to August 15, 1995, whereas such results reflect the operations of the combined entities for the remainder of the year. As a result, comparison of the current and prior period financial statements with the year ended December 31, 1995 is significantly impacted by the combination transactions. Prior to the combination transactions, La/Cal was a privately owned Louisiana general partnership formed on July 15, 1993 by the contribution of certain oil and gas properties owned by the partners.

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

  Results of Operations

   Year ended December 31, 1999 versus year ended December 31, 1998--Total revenues in 1999 amounted to $14,021,000 and were $3,429,000 (32%) higher than total revenues in 1998 due primarily to higher oil and gas revenues. Oil and gas sales were $3,898,000 higher due to higher oil and gas prices, higher oil and gas production volumes and additional oil volumes associated with the Lafitte Field acquisition in September 1999.

                                         1999                     1998
                               ------------------------ ------------------------
                               Production Average Price Production Average Price
                               ---------- ------------- ---------- -------------
      Gas (Mcf)............... 2,930,655     $ 2.41     2,782,825     $ 2.18
      Oil (Bbls)..............   394,442     $16.88       316,768     $11.88

   Lease operating expense and production taxes were $3,592,000 for 1999 compared to $2,822,000 for 1998, or $770,000 higher substantially due to costs related to the Lafitte Field properties. Depletion, depreciation and amortization was $4,744,000 in 1999 versus $4,094,000 in 1998, or $650,000 higher due to increased oil and gas production including volumes associated with the Lafitte Field properties.

   The Company incurred $1,656,000 of exploration expense in 1999 compared to $6,010,000 in 1998. Included in the 1999 exploration expense is $120,000 of costs related to dry holes during the period versus $3,684,000 of such costs related to dry holes in 1998.

   The Company recorded an impairment in the recorded value of certain oil and gas properties in 1999 in the amount of $465,000 due to the complete depletion of the reserves on three one well non-core fields. This compares to an impairment of $1,076,000 recorded in 1998.

   Interest expense was $2,811,000 in 1999 compared to $1,910,000 (47% higher) due to the Company having higher average debt outstanding as a result of the September 23, 1999 private placement and a higher effective interest rate in 1999 compared to 1998. The 1999 effective interest includes financing costs and non cash expense due to the amortization of the valuation of detachable common stock purchase warrants issued in connection with the 1999 private placement.

   General and administrative expenses amounted to $1,990,000 for 1999 versus $2,399,000 in 1998.

   During 1999, no preferred stock dividends were declared, however, dividends on the Company Series A and Series B preferred stock did accumulate to an amount equal to $1,249,000 for 1999. The preferred stock dividends are cumulative and the Company is prohibited from paying dividends on its Series A and B preferred stock by its bank loan agreement. In addition, no stock dividends can be paid until all preferred dividend arrearages are paid. The Company also accrued non-cash dividends on its Goodrich--Louisiana Series A Preferred units of $73,000 that is reflected as preferred dividends of subsidiary in the statement of operations for 1999.

   Year ended December 31, 1998 versus year ended December 31, 1997--Total revenues in 1998, amounted to $10,592,000 and were $2,309,000 (18%) lower than total revenues in 1997 due to lower oil and gas revenues and the loss of revenues from the pipeline joint venture. Oil and gas sales were $1,515,000 lower due primarily to lower oil and gas prices, partially offset by higher production volumes. Revenues from the pipeline joint venture were $-0- in 1998 compared to $1,078,000 in 1997 due to the sale of the asset in the fourth quarter of 1997.

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

   Lease operating expense and production taxes were $2,822,000 for 1998 compared to $2,316,000 for 1997, or $506,000 higher, due primarily to the Company not incurring, in the 1997 period, ad valorem taxes related to the La/Cal II properties that were the responsibility of the La/Cal II partners. Additionally, the 1998 period includes eight additional producing wells and twelve months of lease operating expense and production taxes for the La/Cal II properties, compared to eleven months for 1997 due to the effective date of the acquisition being January 31, 1997. Depletion, depreciation and amortization was $4,094,000 in 1998 versus $4,863,000 in 1997, or $769,000 lower, substantially due to no amortization of the pipeline joint venture in 1998 compared to $741,000 in 1997.

   The Company incurred $6,010,000 of exploration expense in 1998 compared to $3,206,000 in 1997. Included in the 1998 exploration expense is $3,684,000 of costs related to dry holes during the period versus $2,342,000 of such costs in 1997.

   The Company recorded an impairment in the recorded value of certain oil and gas properties in 1998 in the amount of $1,076,000 due to lower oil prices and higher than expected depletion rates. This compares to an impairment of $550,000 recorded in 1997.

   Interest expense was $1,910,000 in 1998 compared to $1,417,000 (35% higher) due to the Company having higher average debt outstanding slightly offset by a lower effective interest rate in 1998 compared to 1997.

   General and administrative expenses amounted to $2,399,000 for 1998 versus $2,628,000 in 1997.

   The Company's preferred stock dividends amounted to $1,256,000 for 1998 compared to $1,205,000 in 1997, or $51,000 higher, due to twelve months of dividends being paid on the Company's Series B Preferred Stock in the current year versus eleven months in the prior year.

  Liquidity and Capital Resources

   Net cash provided by operating activities was $1,065,000 in 1999 compared to $4,517,000 in 1998 and $6,633,000 in 1997. The Company's net cash flow provided by operating activities decreased in 1999 due to the use of part of the proceeds from the 1999 private placement of securities to pay down accounts payable by $5,052,000. The accompanying consolidated statements of cash flows identify major differences between net loss and net cash provided by operating activities for each of the years presented.

   Net cash used in investing activities amounted to $6,407,000 in 1999 compared to $14,959,000 in 1998 and $6,007,000 in 1997. The amount for year ended December 31, 1999 is composed almost entirely of cash paid in connection with the purchase of oil and gas properties of $4,100,000 and exploration and drilling capital expenditures of $2,557,000. These amounts were partially offset by proceeds from the sale of marketable equity securities and the sale of an oil and gas property of $240,000 and $9,000, respectively. Net cash used in investing activities for year ended December 31, 1998 is composed almost entirely of cash paid for exploration and drilling capital expenditures of $14,879,000. Net cash used in investing activities for year ended December 31, 1997 reflects non-acquisition capital expenditures of $7,866,000 and of cash paid in connection with the purchase of oil and gas properties of $2,075,000. These amounts were offset by proceeds from sale of the Company's interest in the pipeline joint venture ($3,564,000) and sale of certain oil and gas properties located in Montana.

   Net cash provided by financing activities was $11,176,000 and $9,744,000 in 1999 and 1998, respectively, compared to net cash used in financing activities of $177,000 in 1997. The 1999 amount includes proceeds from the issuance of convertible notes of $12,000,000 and proceeds from the issuance of preferred stock of $3,000,000. The amount also includes debt financing costs of $1,303,000 and pay downs of $2,409,000 by the Company under its line of credit. The 1999 period reflects no preferred dividends. The 1998 amount includes the borrowing of $11,500,000 by the Company under its line of credit offset by paydowns during the year of $500,000. Preferred stock dividends in 1998 amounted to $1,256,000 (Series A and Series B). The 1997 amount includes the borrowing of $9,000,000 by the Company under its line of credit, which was used to pay off the debt assumed in the La/Cal II Acquisition and to pay the cash portion of the purchase price. The 1997 amount also includes other borrowings of $3,000,000 against its line of credit offset by paydowns during the year of $3,500,000 and the payoff of La/Cal II debt of $7,464,000. Preferred stock dividends in 1997 amounted to $1,205,000 (Series A and Series
B).

  Private Placement

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

   Goodrich-Lafitte is a newly formed Louisiana limited liability company and is the entity that owns a 49% interest in the Lafitte Field. Goodrich-Lafitte also issued convertible notes in the amount of $6,000,000 that will accrue interest at 8% per annum accruing monthly in arrears until October 1, 2002. Unless extended or converted, the principal and accrued interest will be repayable in 24 months, beginning October 1, 2002. Principal and accrued interest may be converted by the holder at any time into the common stock of the Company at the rate of $4.00 per share. As an alternative conversion right, the principal and accrued interest under these notes may be converted into common equity interests in Goodrich-Lafitte, after October 1, 2002, if neither the common stock of the Company has a closing price of at least $3.00 per share nor the net asset value per share of the Company is at least $3.00. These convertible notes are secured by various collateral, including a mortgage on Goodrich-Lafitte's oil and gas properties. The purchasers of these notes received one warrant to purchase a share of the common stock of the Company at $.9375 (the closing price on the date the transaction was negotiated) for every $4.00 of notes issued. The warrants may be exercised at any time before their expiration on September 30, 2006. The Company has a right to prepay the debt with a 10% penalty.

   Approximately $3.7 million of the proceeds from the Goodrich-Lafitte convertible notes were used to purchase the aforementioned interest in the Lafitte Field. The remaining proceeds are being used for development capital expenditures and for general corporate and working capital purposes.

   Additionally, Goodrich-Louisiana issued $3,000,000 of preferred interests consisting of 300,000 preferred units with a par value and liquidation preference of $10 per share. Distributions on the preferred units will accrue quarterly in arrears at 8% per annum through September 30, 2002, at which time the rate increases 2% per year not to exceed 20%. Goodrich-Louisiana has the right to redeem the units at any time. The preference amount and accrued distributions may be converted by the holder at any time into the common stock of the Company at $2.00 per share. Each preferred unit holder was also issued one warrant to purchase a share of common stock of the Company for every $10 of preference value. The warrants are exercisable at $1.50 per share at any time before their expiration on September 30, 2006. As mentioned in Note D to Consolidated Financial Statements, the Company redeemed all of the outstanding preferred units on February 17, 2000.

   Approximately $2,500,000 of the proceeds from issuance of the convertible notes and preferred units was allocated to additional paid in capital as the fair value of the warrants issued in connection with the securities, based on the relative fair value of the two securities. $2,300,000 of the proceeds allocable to additional paid in capital will be amortized as additional interest cost over the original term of the related notes. The remaining adjustment to additional paid in capital related to the preferred units will be recorded as accretion in the value of the preferred stockholders' equity in a subsidiary company. Transaction costs related to the private placement amounted to approximately $1,500,000. The transaction costs allocable to the debt issue of $1,320,000 will be amortized over the life of the convertible debt. The remaining costs of $180,000 were allocated to, and offset against the carrying value of the preferred units.

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

  Lafitte Field Acquisition

   As described in Note E to the Consolidated Financial Statements, the Company acquired a 49% working interest in in the Lafitte Field located in Jefferson Parish, Louisiana for $2,940,000 on September 23, 1999. The field encompasses over 8,000 acres and is located approximately thirty miles south of New Orleans. The Company commenced development activities in the fourth quarter of 1999.

   The purchase agreement included a production payment to be satisfied through the delivery of production from the purchased property. In connection with the transaction, the Company recorded a production payment liability of approximately $2,200,000 representing the discounted present value of production payments to be made over the estimated time to satisfy the production payment.

   Additionally, the Company recorded a $3,800,000 non-current liability for its interest in the estimated plugging and abandonment costs assumed in connection with the purchase.

 Restructuring of Credit Agreement

   On March 2, 2000 the Company amended its Credit Agreement with Compass Bank. The amended credit facility provides for a borrowing base of $26,800,000 with continued monthly principal reductions of $300,000. Interest on the credit facility is accrued at the Compass Bank index rate plus 5/8%. The maturity date for amounts drawn under the credit facility is July 1, 2001 with no borrowing base redeterminations conducted prior to that date.

   The credit facility requires the net proceeds of asset sales be used to extinguish outstanding principle and interest under the credit facility. Additionally, under the terms of the credit facility the Company may not make any distributions or pay dividends, including dividends on any class of its preferred stock, without the lender's approval.

   Substantially all the Company's assets are pledged to secure both the convertible notes and the credit facility.

 Series A Preferred Stock

   The terms of the Company's Series A Preferred Stock provided that the Company will not incur additional debt at the parent company level after such time as it reports financial results which show the Company's stockholders' equity to be less than the liquidation preference of the Series A Preferred Stock. As of December 31, 1999, the Company's stockholders' equity was approximately $6.4 million and the liquidation preference on the outstanding shares of the Series A Preferred Stock was approximately $7.9 million. As a result, the Company was unable to incur additional debt at the parent company level under its credit facility or from other sources at December 31, 1999. As described in Note C to the Consolidated Financial Statements, the Company completed a $4,500,000 private placement transaction of 1,500,000 shares of common stock, and effected the conversion of all the outstanding Goodrich Petroleum Company, LLC Series A Preferred Units, which converted into approximately 1,550,000 shares of the Company's common stock on February 17, 2000. The conversion of the preferred units and private placement increased stockholders equity by approximately $7,200,000, resulting in stockholders equity exceeding the liquidation preference on the Series A Preferred Stock. As a result, the Company's restriction on borrowing funds at the parent company level has been eliminated.

 Stock Listing

   On July 28, 1999 the Company was notified by the New York Stock Exchange that it had revised its minimum financial criteria for listed companies and the time frame required for listed companies to become compliant. In addition, the Company was informed that it was not in compliance with the revised criteria. The Company submitted a revised twelve month business plan to the Exchange in response to the notice on September 10, 1999. The business plan was accepted by the New York Stock Exchange and will be monitored by the Exchange for compliance on a quarterly basis. The short term nature of the business plan may make it difficult to adhere to this business plan. If the Company fails to do so, there can be no assurance that the New York Stock Exchange will not delist the Company's common stock.

 Accounting Matters

   The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1997. This statement established accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2001, the Company must recognize the fair value of all derivative instruments as either assets or liabilities in its Consolidated Balance Sheet. As derivative instrument meeting certain conditions may be designated as a hedge of a specific exposure; accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle period. As described under the heading "Quantitative and Qualitative Disclosures About Market Risk" below of this Form 10-K report, the Company makes use of derivative instruments to hedge specific market risks. The Company has not yet determined the effects that SFAS No. 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

  Year 2000

   The Company experienced no interruption in, or failure of its normal business activities or operations as a result of Year 2000 issues. Costs incurred by the Company to become Year 2000 compliant were not material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Debt and debt-related derivatives

   The Company is exposed to interest rate risk on its short-term and long-term debt with variable interest rates. Based on the overall interest rate exposure on variable rate debt at December 31, 1999 a hypothetical 2% change in the interest rates would increase interest expense by approximately $506,000.

  Hedging Activity

   The Company engages in futures contracts ("Agreements") with certain of its production. The Company considers these to be hedging activities and, as such, monthly settlements on these contracts are reflected in oil and gas sales. In order to consider these futures contracts as hedges, (i) the Company must designate the futures contract as a hedge of future production and (ii) the contract must reduce the Company's exposure to the risk of changes in prices. Changes in the market value of futures contracts treated as hedges are not recognized in income until the hedged item is also recognized in income. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Proceeds received or paid relating to terminated contracts or contracts that have been sold are amortized over the original contract period and reflected in oil and gas sales. The Company enters into hedging activities in order to secure an acceptable future price relating to a portion of future production. The primary objective of the activities is to protect against decreases in price during the term of the hedge.

   The Agreements provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices ("Swaps") or price ranges ("Collars") that are settled monthly based on the differences between the contract price or price ranges and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company receives the spread.

   As of December 31, 1999, the Company's open forward position on its outstanding crude oil was as follows:

     (a) 350 barrels of oil per day with a no cost "collar" of $19.00 and $21.00 per barrel through December 2000;

     (b) 150 barrels of oil per day with a no cost "collar" of $18.20 and $20.20 per barrel through December 2000; and

     (c) 300 barrels of oil per day on a crude oil "swap" with a price of $23.98 per barrel through April 2000.

   At December 31, 1999 the Company's open forward position on its outstanding crude oil hedging contracts was 800 bbl per day at an average price of $21.29. The fair value of the crude oil hedging contracts in place at December 31, 1999 resulted in a liability of $330,000.

   At December 31, 1999 the Company's open forward position on its outstanding gas hedging contracts was 5,000 Mcf per day with a "floor" price of $2.50 per Mcf through October 2000. The cost of the "floor" contract hedge is $0.23 per Mcf over the "floor" price. The fair value of the natural gas hedging contracts in place at December 31, 1999 resulted in an asset of $300,000.

  Price fluctuations and the volatile nature of markets

   Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas and oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond the Company's control. Domestic oil and gas prices could have a material adverse effect on the Company's financial position, results of operations and quantities of reserves recoverable on an economic basis.

  Disclosure Regarding Forward-Looking Statements

   This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding reserve estimates, planned capital expenditures, future oil and gas production and prices, future drilling activity, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates and such revisions and if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations include changes in oil and gas prices, changes in regulatory or environmental policies, production difficulties, transportation difficulties and future drilling results. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Item 8. Financial Statements and Supplementary Data

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Goodrich Petroleum Corporation:

   We have audited the accompanying consolidated balance sheets of Goodrich Petroleum Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goodrich Petroleum Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Shreveport, Louisiana
March 29, 2000

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,  December 31,
                                                        1999          1998
                                                    ------------  ------------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................ $  5,929,229  $     95,630
  Marketable equity securities.....................           --       358,700
  Accounts receivable
    Trade and other, net of allowance..............      669,741     2,197,179
    Accrued oil and gas revenue....................    1,937,711     1,089,226
  Prepaid insurance................................       53,806       184,898
                                                    ------------  ------------
    Total current assets...........................    8,590,487     3,925,633
                                                    ------------  ------------
PROPERTY AND EQUIPMENT
  Oil and gas properties...........................   65,401,168    53,320,832
  Furniture, fixtures and equipment................      213,524       195,279
                                                    ------------  ------------
                                                      65,614,692    53,516,111
  Less accumulated depletion, depreciation and
   amortization....................................  (19,566,835)  (13,720,009)
                                                    ------------  ------------
    Net property and equipment.....................   46,047,857    39,796,102
                                                    ------------  ------------
OTHER ASSETS.......................................    1,620,208       314,853
                                                    ------------  ------------
    TOTAL ASSETS................................... $ 56,258,552  $ 44,036,588
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long term debt................ $  3,600,000  $ 29,500,000
  Accounts payable.................................    2,711,746     7,763,507
  Accrued liabilities..............................    1,326,995     1,813,693
  Current portion other noncurrent liabilities.....    1,182,306            --
                                                    ------------  ------------
    Total current liabilities......................    8,821,047    39,077,200
                                                    ------------  ------------
LONG TERM DEBT.....................................   33,353,117            --
OTHER NONCURRENT LIABILITIES
  Production payment payable.......................    1,630,784            --
  Accrued abandonment costs........................    3,108,281            --
  Accrued interest on long term debt...............      251,154            --
                                                    ------------  ------------
    Total liabilities..............................   47,164,383    39,077,200
                                                    ------------  ------------
PREFERRED STOCKHOLDERS EQUITY IN A SUBSIDIARY
 COMPANY...........................................    2,683,125            --
STOCKHOLDERS' EQUITY
  Preferred stock; authorized 10,000,000 shares:
   Series A convertible preferred stock, par value
    $1.00 per share; issued and outstanding 796,318
    shares (liquidating preference $10 per share,
    aggregating to $7,963,180).....................      796,318       796,318
   Series B convertible preferred stock, par value
    $1.00 per share; issued and outstanding 665,759
    and 750,000 shares (liquidation preference $10
    per share, aggregating to $6,657,590)..........      665,759       750,000
  Common stock, par value $0.20 per share;
   authorized 25,000,000 shares; issued and
   outstanding 5,417,171 and 5,247,703 shares......    1,083,434     1,049,541
  Additional paid-in capital.......................   18,156,114    15,226,027
  Accumulated deficit..............................  (14,290,581)  (12,461,598)
  Accumulated other comprehensive income...........           --      (400,900)
                                                    ------------  ------------
    Total stockholders' equity.....................    6,411,044     4,959,388
                                                    ------------  ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY... $ 56,258,552  $ 44,036,588
                                                    ============  ============

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended December 31,
                                          ------------------------------------
                                              1999         1998        1997
                                          ------------  ----------  ----------
REVENUES
  Oil and gas sales...................... $ 13,734,691   9,836,863  11,351,586
  Pipeline joint venture.................           --          --   1,078,397
  Other..................................      285,883     755,010     471,378
                                          ------------  ----------  ----------
    Total revenues.......................   14,020,574  10,591,873  12,901,361
                                          ------------  ----------  ----------
COSTS AND EXPENSES
  Lease operating expense and production
   taxes.................................    3,591,427   2,821,515   2,316,006
  Depletion, depreciation and
   amortization..........................    4,743,608   4,094,447   4,862,754
  Exploration............................    1,656,158   6,010,425   3,205,730
  Impairment of oil and gas properties...      465,465   1,075,853     549,792
  Interest expense.......................    2,810,576   1,909,849   1,416,675
  General and administrative.............    1,989,703   2,399,332   2,627,672
  Preferred dividend requirements of
   subsidiary............................       73,125          --          --
                                          ------------  ----------  ----------
    Total costs and expenses.............   15,330,062  18,311,421  14,978,629
                                          ------------  ----------  ----------
GAIN (LOSS) ON SALES OF ASSETS...........     (519,495)      4,206     688,304
                                          ------------  ----------  ----------
LOSS BEFORE INCOME TAXES.................   (1,828,983) (7,715,342) (1,388,964)
  Income Taxes...........................           --          --          --
                                          ------------  ----------  ----------
NET LOSS.................................   (1,828,983) (7,715,342) (1,388,964)
  Preferred stock dividends (1999 amounts
   in arrears)...........................    1,249,343   1,255,638   1,205,210
                                          ------------  ----------  ----------
LOSS APPLICABLE TO COMMON STOCK.......... $ (3,078,326) (8,970,980) (2,594,174)
                                          ============  ==========  ==========
BASIC LOSS PER AVERAGE COMMON SHARE...... $       (.58)      (1.71)       (.50)
                                          ============  ==========  ==========
DILUTED LOSS PER AVERAGE COMMON SHARE.... $       (.58)      (1.71)       (.50)
                                          ============  ==========  ==========
AVERAGE COMMON SHARES OUTSTANDING........    5,288,011   5,243,105   5,229,307


                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
OPERATING ACTIVITIES
 Net loss...............................  $(1,828,983)  (7,715,342)  (1,388,964)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depletion, depreciation and
   amortization.........................    4,743,607    4,094,447    4,862,754
  Amortization of leasehold costs.......    1,103,219    1,016,649      288,037
  Amortization of deferred debt
   financing costs......................      109,088           --       27,694
  (Gain) Loss on sale of assets.........      519,495       (4,206)    (688,304)
  Capital expenditures charged to
   income...............................      119,800    4,382,514    2,341,954
  Impairment of oil and gas properties..      465,465    1,075,853      549,792
  Accrued interest on private placement
   borrowings...........................      251,154           --           --
  Amortization of detachable stock
   purchase warrants....................      142,500           --           --
  Preferred stock dividends of
   subsidiary...........................       73,125           --           --
  Payment of other liabilities..........           --     (107,625)    (321,040)
  Director stock grant..................       30,000           --           --
  Other.................................      (68,636)    (160,518)     (87,357)
                                          -----------  -----------  -----------
                                            5,659,834    2,581,772    5,584,566
  Net change in (exclusive of
   acquisition):
   Accounts receivable..................      678,953     (289,660)     520,391
   Prepaid insurance and other..........      195,975      (71,550)      73,933
   Accounts payable.....................   (5,051,761)   2,975,821     (157,334)
   Accrued liabilities..................     (418,092)    (679,620)     611,069
                                          -----------  -----------  -----------
    Net cash provided by operating
     activities.........................    1,064,909    4,516,763    6,632,625
                                          -----------  -----------  -----------
INVESTING ACTIVITIES
 Proceeds from sale of pipeline joint
  venture...............................           --           --    3,564,000
 Proceeds from sales of assets..........      249,487       49,091      370,000
 Acquisition of oil and gas properties..   (4,099,956)    (129,325)  (2,074,866)
 Capital expenditures...................   (2,556,901) (14,878,619)  (7,866,173)
                                          -----------  -----------  -----------
    Net cash used in investing
     activities.........................   (6,407,370) (14,958,853)  (6,007,039)
                                          -----------  -----------  -----------
FINANCING ACTIVITIES
 Proceeds from bank borrowings..........           --   11,500,000   12,000,000
 Principal payments of bank borrowings..   (2,409,383)    (500,000) (10,963,919)
 Proceeds from Private Placement
  borrowings............................   12,000,000           --           --
 Proceeds from preferred stock issue....    3,000,000           --           --
 Preferred stock dividends..............           --   (1,255,638)  (1,205,210)
 Production payments....................     (114,970)          --           --
 Retirement of preferred stock..........           --           --       (7,650)
 Payment of debt financing costs........   (1,303,496)          --           --
 Exercise of employee stock options.....        3,909           --           --
                                          -----------  -----------  -----------
    Net cash provided by (used in)
     financing activities...............   11,176,060    9,744,362     (176,779)
                                          -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................    5,833,599     (697,728)     448,807
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD.....................       95,630      793,358      344,551
                                          -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD.................................  $ 5,929,229       95,630      793,358
                                          ===========  ===========  ===========
NON CASH INVESTING ACTIVITIES
 Costs of private placement.............      355,800           --           --
 Acquisition of oil and gas properties
  and assumption of related
  liabilities...........................    6,036,342           --           --
 Accrued Capital Expenditures and
  Financing Costs.......................           --    1,981,276    1,290,658

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                 Years Ended December 31, 1999, 1998, and 1997
                                  (Unaudited)

                                                                                                              Accumulated
                                                                                                          Other Comprehensive
                                                                                                           Income-Unrealized
                                                                              Additional                    Gain (Loss) on
                       Series A           Series B                              Paid-In     Accumulated    Marketable Equity
                   Preferred Stock*   Preferred Stock*       Common Stock       Capital       Deficit         Securities
                   -----------------  -----------------  -------------------- -----------  -------------  -------------------
Balance at
January 1, 1997..  801,149   801,149       --        --  5,225,564  1,045,113   8,375,282       (896,444)      (189,900)
Net loss.........       --        --       --        --         --         --          --     (1,388,964)            --
Unrealized Change
in Marketable
Securities.......                                                                                               274,300
Total
Comprehensive
Income (Loss)....
Issuance of
Series B
Preferred Stock..       --        --  750,000   750,000         --         --   6,750,000             --             --
Preferred stock
dividends
 Series A ($.80
 per share)......       --        --       --        --         --         --          --       (638,023)            --
 Series B ($.76
 per share)......       --        --       --        --         --         --          --       (567,187)            --
Conversion of
preferred stock
to Common stock..   (3,831)   (3,831)      --        --      2,993        599       3,232             --             --
Employee Stock
grants...........       --        --       --        --      3,846        769      24,231             --             --
Retirement of
Series A
preferred stock..   (1,000)   (1,000)      --        --         --         --      (6,650)            --             --
                   -------  --------  -------  --------  --------- ---------- -----------  -------------       --------
Balance at
December 31,
1997.............  796,318   796,318  750,000   750,000  5,232,403  1,046,481  15,146,095    (3, 490,618)        84,400
                   -------  --------  -------  --------  --------- ---------- -----------  -------------       --------
Net loss.........       --        --       --        --         --         --          --     (7,715,342)            --
Unrealized Change
in Marketable
Securities.......       --        --       --        --         --         --          --             --       (485,300)
Total
Comprehensive
Income (Loss)....       --        --       --        --         --         --          --             --             --
Preferred stock
dividends........       --        --       --        --         --         --          --     (1,255,638)            --
Employee and
director stock
grants...........       --        --       --        --     15,302      3,060      79,932             --             --
                   -------  --------  -------  --------  --------- ---------- -----------  -------------       --------
Balance at
December 31,
1998.............  796,318   796,318  750,000   750,000  5,247,705  1,049,541  15,226,027    (12,461,598)      (400,900)
                   -------  --------  -------  --------  --------- ---------- -----------  -------------       --------
Net loss.........       --        --       --        --         --         --          --     (1,828,983)            --
Realized loss on
sale of
marketable
Securities.......       --        --       --        --         --         --          --             --        400,900
Total
Comprehensive
Income (Loss)....       --        --       --        --         --         --          --             --             --
Issuance of
Common Stock
purchaseWarrants
with Preferred
Stock............       --        --       --        --         --         --     210,000             --             --
Issuance of
Common Stock
purchase Warrants
for services.....       --        --       --        --     40,000      8,000     113,800             --             --
Issuance of
Common Stock
purchase Warrants
as transaction
fee..............       --        --       --        --         --         --     234,000             --             --
Issuance of
Common Stock
Purchase Warrants
with debt........       --        --       --        --         --         --   2,280,000             --             --
Director Stock
Grants...........       --        --       --        --     30,000      6,000      24,000             --             --
Exercise of
Employee Stock
Options..........       --        --       --        --      5,250      1,050       2,889             --             --
Conversion of
Series B
Preferred Stock
to Common Stock..       --        --  (84,241)  (84,241)    94,216     18,843      65,398             --             --
                        --        --       --        --         --         --          --             --             --
                   -------  --------  -------  --------  --------- ---------- -----------  -------------       --------
Balance at
December 31,
1999.............  796,318  $796,318  665,759  $665,759  5,417,171 $1,083,434 $18,156,114  $(14 ,290,581)      $     --
                   =======  ========  =======  ========  ========= ========== ===========  =============       ========
                       Total
                   Stockholders'
                      Equity
                   -------------
Balance at
January 1, 1997..    9,135,200
Net loss.........   (1,388,964)
Unrealized Change
in Marketable
Securities.......      274,300
                   -------------
Total
Comprehensive
Income (Loss)....   (1,114,664)
Issuance of
Series B
Preferred Stock..    7,500,000
Preferred stock
dividends
 Series A ($.80
 per share)......     (638,023)
 Series B ($.76
 per share)......     (567,187)
Conversion of
preferred stock
to Common stock..           --
Employee Stock
grants...........       25,000
Retirement of
Series A
preferred stock..       (7,650)
                   -------------
Balance at
December 31,
1997.............   14,332,676
                   -------------
Net loss.........   (7,715,342)
Unrealized Change
in Marketable
Securities.......     (485,300)
                   -------------
Total
Comprehensive
Income (Loss)....   (8,200,642)
Preferred stock
dividends........   (1,255,638)
Employee and
director stock
grants...........       82,992
                   -------------
Balance at
December 31,
1998.............    4,959,388
                   -------------
Net loss.........   (1,828,983)
Realized loss on
sale of
marketable
Securities.......      400,900
                   -------------
Total
Comprehensive
Income (Loss)....   (1,428,083)
Issuance of
Common Stock
purchaseWarrants
with Preferred
Stock............      210,000
Issuance of
Common Stock
purchase Warrants
for services.....      121,800
Issuance of
Common Stock
purchase Warrants
as transaction
fee..............      234,000
Issuance of
Common Stock
Purchase Warrants
with debt........    2,280,000
Director Stock
Grants...........       30,000
Exercise of
Employee Stock
Options..........        3,939
Conversion of
Series B
Preferred Stock
to Common Stock..           --
                            --
                   -------------
Balance at
December 31,
1999.............   $6,411,044
                   =============

-----
* dividends are cumulative and arrearages amounted to $1,249,343 or $0.23 per share at December 31, 1999

                See notes to consolidated financial statements

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

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

NOTE B--Summary of Significant Accounting Policies

   Principles of Consolidation--The consolidated financial statements include the financial statements of Goodrich Petroleum Corporation, its wholly-owned subsidiaries, and one of its wholly-owned subsidiary's three wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

   Revenue Recognition--Revenues from the production of natural gas properties in which the Company has an interest with other producers are recognized on the entitlements method. Differences between actual production and net working interest volumes are routinely adjusted. These differences are not significant.

   Property and Equipment--The Company uses the successful effort method of accounting for exploration and development expenditures.

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

   The Company follows SFAS No. 121 and recognizes an impairment when the net of future cash inflows expected to be generated by an identifiable long-lived asset and cash outflows expected to be required to obtain those cash inflows is less than the carrying value of the asset. The Company performs this comparison for its oil and gas properties on a field-by-field basis using the company's estimates of future commodity prices. The amount of such loss is measured based on the difference between the discounted value of such net future cash flows and the carrying value of the asset. The Company recorded such impairments in 1999, 1998 and 1997 in the amounts of $465,000, $1,076,000 and $550,000 respectively. The impairments were generally the result of certain fields depleting earlier than anticipated.

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

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1999


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

   Investment in Pipeline Joint Venture--Prior to its sale in October 1997, the Company's investment consisted of a 20% interest in an intrastate natural gas pipeline joint venture. The Company's carrying basis in the investment was established at August 15, 1995 (fair value) and was being amortized on a basis which matched the amortization with the monthly maximum average contract quantities over the estimated remaining term of the joint venture. Amortization amounted to $741,000 for the year ended December 31, 1997. The Company recorded its equity in joint venture earnings as revenues in the statement of operations in the periods when the contract payments were earned.

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

   Derivative Financial Instruments--The Company utilizes derivative instruments such as futures, forwards, options, collars and swaps for purposes of hedging its exposure to fluctuations in the price of crude oil and natural gas. Gains and losses from derivatives designated as hedges of sales are reported on the statement of income as an increase or reduction of oil and gas sales in the period related to the actual sale of product. Premiums paid on hedging contracts are amortized over the life of the contracts as a reduction to oil and gas sales.

   Accounting Matters--The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1997. This statement established accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2001, the Company must recognize the fair value of all derivative instruments as either assets or liabilities in its Consolidated Balance Sheet. A derivative instrument meeting certain conditions may be designated as a hedge of a specific exposure; accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The Company makes use of derivative instruments to hedge specific market risks. The Company has not yet determined the effects that SFAS No. 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1999


   Stock Based Compensation--The Company uses SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share and other disclosures for employee stock options grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the disclosure provisions of SFAS No. 123.

   Commitments and Contingencies--Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties, which are probable of realization, are separately recorded, and are not offset against the related environmental liability.

   Use of Estimates--Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

NOTE C--Private Placement

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

   Goodrich-Louisiana issued convertible notes in the amount of $6,000,000 that will accrue interest monthly at 8% per annum in arrears until October 1, 2002. Unless extended or converted, the principal and accrued interest will be repayable in 24 monthly installments, beginning October 1, 2002. Principal and accrued interest may be converted by the holder at any time into the common stock of the Company at the rate of $4.00 per share. These convertible notes are secured by various collateral, including a mortgage on Goodrich-Louisiana's oil and gas properties. The purchasers of these notes received one warrant to purchase a share of the common stock of the Company at $.9375 (the closing price on the date the transaction was negotiated) for every $4.00 of notes issued. The warrants may be exercised at any time before their expiration on September 30, 2006.

   Goodrich-Lafitte is a newly formed Louisiana limited liability company and is the entity which owns a 49% interest in the Lafitte Field. Goodrich-Lafitte also issued convertible notes in the amount of $6,000,000 that will accrue interest at 8% per annum, monthly in arrears, until October 1, 2002. Unless extended or converted, the principal and accrued interest will be repayable in 24 monthly installments, beginning October 1, 2002. Principal and accrued interest may be converted by the holder at any time into the common stock of the Company at the rate of $4.00 per share. As an alternative conversion right, the principal and accrued interest under these notes may be converted into common equity interests in Goodrich-Lafitte, after October 1, 2002, if neither the common stock of the Company has a closing price of at least $3.00 per share nor the net asset value per share of the Company is at least $3.00. These convertible notes are secured by various collateral, including a mortgage on Goodrich-Lafitte's oil and gas properties. The purchasers of these notes received one warrant to purchase a share of the common stock of the Company at $.9375 (the closing price on the date the transaction was negotiated) for every $4.00 of notes issued. The warrants may be exercised at any time before their expiration on September 30, 2006.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1999


   Approximately $3.7 million of the proceeds from the Goodrich-Lafitte convertible notes were used to purchase the aforementioned interest in the Lafitte Field. The remaining proceeds are being used for development capital expenditures and for general corporate and working capital purposes.

   Additionally, Goodrich-Louisiana issued $3,000,000 of preferred interests consisting of 300,000 preferred units with a par value and liquidation preference of $10 per share. The fair value of the preferred units is recorded as preferred stockholders' equity in a subsidiary company in the accompanying financial statements. Distributions on the preferred units will accrue quarterly in arrears at 8% per annum through September 30, 2002 at which time the rate increases 2% per year, not to exceed 20%. Goodrich-Louisiana has the right to redeem the units at any time. The preference amount and accrued distributions may be converted by the holder at any time into the common stock of the Company at $2.00 per share. On February 17, 2000 the holders of the preferred units exercised their conversion privileges (See Note C). Each preferred unit holder was also issued one warrant to purchase a share of common stock of the Company for every $10 of preference value. The warrants are exercisable at $1.50 per share at any time before their expiration on September 30, 2006.

   Approximately $2,500,000 of the proceeds from issuance of the convertible notes and preferred units was allocated to additional paid in capital as the fair value of the warrants issued in connection with the securities, based on the relative fair value of the two securities. $2,300,000 of the proceeds allocable to additional paid in capital will be amortized as additional interest cost over the original term of the related notes. The remaining adjustment to additional paid in capital related to the preferred units will be recorded as accretion in the value of the preferred stockholders' equity in a subsidiary company. Transaction costs related to the private placement amounted to approximately $1,500,000. The transaction costs allocable to the debt issue of $1,320,000 will be amortized over the life of the convertible debt. The balance at 12/31/99 net of amortization was $1,370,000. The remaining costs of $180,000 were allocated to, and offset against the carrying value of the preferred units.

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

   This transaction would normally have required approval of the Company's shareholders according to the Shareholder Approval Policy of the New York Stock Exchange (the "Exchange"). Pursuant to an exception to this policy, and based on a determination by the Company's Audit Committee that the delay necessary in securing shareholder approval prior to the transaction would seriously jeopardize the financial viability of the Company, the Company's Audit Committee approved the Company's omission to seek shareholder approval. The Exchange accepted the Company's application for use of the exception.

NOTE D--Subsequent Events

 Acquisition of Oil and Gas Properties

   On March 2, 2000, the Company completed its acquisition of working interests in the Burrwood and West Delta 83 Fields, comprising approximately 8,600 acres, in Plaquemine Parish, Louisiana for $1,650,000 and the assumption of the fields plugging and abandonment obligation estimated at $5,000,000. The Company acquired an approximate 95% working interest of all rights from the surface to approximately 10,600' and an approximate 47.5% working interest in the deep rights below 10,600'. In connection with the acquisition the Company secured a performance bond and established an escrow account to be used for the payment of obligations associated with

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1999

the plugging and abandonment of the wells, salvage and removal of platforms and related equipment, and the site restoration of the fields. Required escrowed outlays include an initial cash payment of $750,000 and monthly cash payments of $70,000 until June 1, 2005. In addition, as part of the purchase agreement, the Company is required to shoot a 3-D seismic survey over the fields by June 30, 2001 or remit payment to the seller in the amount of $3,500,000. The cost of the seismic study is expected to be approximately $2,500,000 and the Company has escrowed cash compensating balances of $500,000 with Compass Bank to be used solely for payments or reimbursements of amounts expended in satisfaction of the seismic requirement. The Company has identified a number of development opportunities in the fields which it plans to begin exploiting in the year 2000.

 Private Placement

   On February 18, 2000, the Company completed a private placement of shares of its common stock resulting in net proceeds to the Company of $4,500,000. The Company issued 1,500,000 shares of common stock in an offering, which began on January 28, 2000. The $4,500,000 in offering proceeds, in addition to the Company's existing working capital and anticipated cash flow from operations, will be used to assist in the acquisition and development of the Burrwood and West Delta 83 fields, and to further develop the Lafitte field purchased in 1999. The Company owns an approximate 49% working interest in the Lafitte field in Jefferson Parish, Louisiana, which was acquired in September 1999.

 Conversion of Preferred Units

   On January 28, 2000, the Company notified holders of Goodrich Petroleum Company, LLC's Series A Preferred Units that it intended to call for redemption all the outstanding units which were convertible into the Company's common stock at $2.00 per share. On February 17, 2000, all of the holders of the Preferred Units, representing one hundred percent of the $3,000,000 of outstanding Units, converted the Units into approximately 1,550,000 shares of the common stock of Goodrich Petroleum Corporation. The conversion of the preferred units and private placement increased the number of common shares outstanding to approximately 8,416,000 and increased the Company's stockholders equity by approximately $7,200,000.

NOTE E--Lafitte Field Acquisition

   On September 23, 1999 the Company acquired an approximate 49% working interest in the Lafitte Field located in Jefferson Parish, Louisiana for $2,940,000. The field encompasses over 8,000 acres and is located approximately thirty miles south of New Orleans. The Company commenced development activities in the fourth quarter of 1999.

   The consideration granted to seller included a production payment to be satisfied through the delivery of production from the property. In connection with the transaction, the Company recorded a production payment liability of approximately $2,200,000, representing the discounted present value of the estimated production payments necessary to satisfy the obligation.

   Additionally, the Company recorded a $3,800,000 liability for its interest in the estimated plugging and abandonment costs assumed in connection with the purchase. It is expected that approximately $700,000 of the costs will be funded in 2000.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1999


NOTE F--Indebtedness

   Indebtedness at December 31, 1999 and 1998 consists of the following:

                                                            1999        1998
                                                         ----------- ----------
Bank Debt
Borrowings under credit facility, interest, at Compass
 Prime plus 5/8% (see below) (weighted average rate at
 December 31, 1999--8.1%); principal due July 1, 2001... $27,090,617 29,500,000
Convertible Notes Payable at the Subsidiary Level
Goodrich Petroleum Company, LLC
 $6,000,000 face amount, interest at 8% maturing in
 2004; (effective interest rate of 13.0%)...............   4,931,250         --
Goodrich Petroleum--Lafitte LLC
 $6,000,000 face amount, interest at 8% maturing in
 2004; (effective interest rate of 13.0%)...............   4,931,250         --
                                                         ----------- ----------
                                                          36,953,117 29,500,000
Less current portion....................................   3,600,000 29,500,000
                                                         ----------- ----------
Long-term debt, excluding current portion............... $33,353,117         --
                                                         =========== ==========

 Compass Credit Facility

   On March 2, 2000 the Company amended its credit agreement with Compass Bank. The amended facility provides for a Borrowing Base of $27,100,000 with continued monthly reductions of $300,000, until July 1, 2001. The maturity date for amounts drawn under the bank credit facility is July 1, 2001 with no borrowing base redeterminations conducted prior to that date. Interest on the credit facility is the Compass Bank Index Rate plus 5/8%. Based on these revised terms, $23,490,000 of the bank debt is classified as long-term debt as of December 31, 1999.

   Substantially all of the Company's assets are pledged to secure this credit facility.

   Interest paid during 1999, 1998 and 1997 amounted to $2,338,840, $1,904,809 and $1,038,221, respectively.

   The revised credit facility requires the net proceeds of asset sales be used to extinguish outstanding principal and interest under the borrowing base. Additionally, under the terms of the credit facility, the Company may not make any distributions or pay dividends, including dividends on any class of its preferred stock without lender approval.

 Convertible Notes Payable

   Goodrich-Louisiana issued convertible notes in the amount of $6,000,000 that will accrue interest monthly at 8% in arrears until October 1, 2002. Unless extended or converted, the principal and accrued interest will be repayable in 24 monthly installments, beginning October 1, 2002. Principal and accrued interest may be converted by the holder at any time into the common stock of the Company at the rate of $4.00 per share. These convertible notes are secured by various collateral, including a mortgage on Goodrich-Louisiana's oil and gas properties. The purchasers of these notes received one warrant to purchase a share of the common stock of the Company at $.9375 (the closing price on the date the transaction was negotiated) for every $4.00 of notes issued. The warrants may be exercised at any time before their expiration on September 30, 2006. The Company has the right to prepay the Goodrich-Louisiana notes.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1999


   Goodrich-Lafitte also issued convertible notes in the amount of $6,000,000 that will accrue interest at 8% per annum accruing monthly in arrears until October 1, 2002. Unless extended or converted, the principal and accrued interest will be repayable in 24 monthly installments, beginning October 1, 2002. Principal and accrued interest may be converted by the holder at any time into the common stock of the Company at the rate of $4.00 per share. As an alternative conversion right, the principal and accrued interest under the notes may be converted into common equity interests in Goodrich-Lafitte, after October 1, 2002, if neither the common stock of the Company has a closing price of at least $3.00 per share nor the net asset value per share of the Company is at least $3.00. These convertible notes are secured by various collateral, including a mortgage on Goodrich-Lafitte's oil and gas properties. The purchasers of these notes received one warrant to purchase a share of the common stock of the Company at $.9375 (the closing price on the date the transaction was negotiated) for every $4.00 of notes issued. The warrants may be exercised at any time before their expiration on September 30, 2006. The Company can prepay the Goodrich-Lafitte Convertible notes with a ten percent prepayment penalty.

   Approximately $2,300,000 of the proceeds from issuance of the convertible notes was allocated to additional paid in capital as the fair value of the warrants issued in connection with the securities based on the relative fair value of the two securities. This amount is being amortized as additional interest cost over the original term of the notes and amounted to $142,500 for the period ended December 31, 1999.

   The aggregate maturities of indebtedness for each of the five years subsequent to December 31, 1999 are as follows: 2000, $3,600,000; 2001, $23,500,000; 2002, $1,907,000; 2003, $7,627,000 and 2004, $5,721,000.

NOTE G--Income Taxes

   Income tax expense for the years ending December 31, 1999, 1998 and 1997 consists of:

                                                         Current Deferred  Total
                                                         ------- --------  -----
      Year Ended December 31, 1999:
        U.S. Federal.................................... $    --      --     --
        State...........................................      --      --     --
                                                         ------- -------    ---
                                                              --      --     --
                                                         ======= =======    ===
      Year Ended December 31, 1998:
        U.S. Federal.................................... $    --      --     --
        State...........................................      --      --     --
                                                         ------- -------    ---
                                                              --      --     --
                                                         ======= =======    ===
      Year Ended December 31, 1997:
        U.S. Federal.................................... $14,643 (14,643)    --
        State...........................................      --      --     --
                                                         ------- -------    ---
                                                          14,643 (14,643)    --
                                                         ======= =======    ===

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1999


   The following is a reconciliation of the U.S. statutory income tax rate to the Company's effective rate on income (loss) before income taxes for the years ended December 31, 1999, 1998 and 1997:

                                                        1999    1998    1997
                                                        -----   -----   -----
U.S. Statutory Income Tax Rate......................... (35.0)% (35.0)% (35.0)%
Increase in deductible temporary differences for which
 no benefit recorded...................................  35.0    34.6    34.9
Change in the beginning of the year balance of the
 valuation allowance allocated to income tax income
 expense...............................................    --      --      --
Nondeductible expenses.................................    --      .4      .1
                                                        -----   -----   -----
                                                           --      --      --
                                                        =====   =====   =====

   The significant components of deferred income tax expense for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                         1999 1998    1997
                                                         ---- ---- ----------
Deferred tax benefit (exclusive of utilization of net
 operating loss carryforwards)..........................  --   --  (1,023,016)
Utilization of net operating loss carryforward.......... $--   --   1,008,373
                                                         ---  ---  ----------
                                                         $--   --     (14,643)
                                                         ===  ===  ==========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below.

                                                     December 31,  December 31,
                                                         1999          1998
                                                     ------------  ------------
      Deferred tax assets:
      Differences between book and tax basis of:
        Marketable equity securities................ $        --       280,471
        Contingent liabilities......................     132,349       158,873
      Other.........................................       8,750        65,199
      Operating loss carryforwards..................  13,384,419    13,109,624
      Statutory depletion carryforward..............   5,974,726     5,657,865
      AMT Tax credit carryforward...................   1,477,872     1,477,872
      Investment tax credit carryforward............       2,108        98,574
                                                     -----------   -----------
      Total gross deferred tax assets...............  20,980,224    20,848,478
      Less valuation allowance...................... (19,784,669)  (19,104,959)
                                                     -----------   -----------
      Net deferred tax assets.......................   1,195,555     1,743,519
                                                     -----------   -----------
      Deferred tax liability:
      Differences between book and tax basis of:
        Property and equipment......................  (1,155,912)   (1,703,876)
                                                     -----------   -----------
      Total gross deferred liability................  (1,155,912)   (1,703,876)
                                                     -----------   -----------
      Net deferred tax asset........................ $    39,643        39,643
                                                     ===========   ===========

   The valuation allowance for deferred tax assets increased $680,000 and decreased $2,221,000 for the years ended December 31, 1999 and 1998, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1999

not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based primarily upon the level of projections for future taxable income generated primarily by the reversal of future taxable temporary differences over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1999. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

   The following table summarizes the amounts and expiration dates of operating loss and investment tax credit carryforwards:

                                                                 Investment tax credit
       Operating loss carryforwards                                  carryforwards
       ----------------------------                              ---------------------
        Amount                 Expires                         Amount                         Expires
        ------                 -------                         ------                         -------
      $   973,053               2005                           2,108                           2001
        7,093,823               2006
        8,860,622               2007
        4,285,746               2008
        3,247,494               2009
        5,480,870               2010
          600,706               2011
        1,939,496               2012
        4,530,029               2018
        1,229,359               2019
      -----------
      $38,241,198
      ===========

   As a result of the August 15, 1995 business combination, the Company's annual utilization of its net operating and statutory depletion carryforwards generated prior to the business combination are limited under Internal Revenue Code Section 382. Such limitation is determined annually and is comprised of a base amount of $1,682,797 plus any recognized "built in gains" existing at August 15, 1995. Such limitation amounted to $19,282,000 in 1998 and is estimated to be $22,194,000 in 1999.

   As a result of the conversion of the preferred units and private placement (See Note D) in February 2000, the annual limitation of the Company's existing net operating losses and statutory depletion carryforwards will be approximately $2,200,000 in 2000 and beyond. The Company's statutory depletion carryforwards and AMT credit carryovers have no expiration date.

   The Company paid income taxes of $4,344 in 1998.

NOTE H--Production Payment Obligation

   A production payment was entered into by the Company to assist in the financing of the Lafitte Field acquisition in September 1999. The original amount of the production payment obligation was $2,940,000, which was recorded as a production payment liability of $2,228,000 after a discount to reflect an effective rate of interest of 11.25%. At December 31, 1999 the remaining principle amount was $2,825,000 and the recorded liability was $2,113,000. Under the terms of the production payment the Company must make monthly cash payments which approximates the Company's forty-nine percent share of 10% of monthly gross oil and gas revenue of the Lafitte Field.

   The Company's estimate as of December 31, 1999, based on expected production and prices and expected discount amortization is that projected payments will decrease the recorded liability as follows: 2000, $482,000; 2001, $817,000 and 2003, $814,000.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1999


NOTE I--Stockholders' Equity

   Common Stock--At December 31, 1999 unissued shares of Goodrich common stock were reserved in the amount of 1,074,147 shares for the conversion of convertible preferred stock and 463,134 shares for stock option plans. The Company also has 9,500,000 shares of its common stock reserved for the conversion of convertible debt, convertible preferred stock and stock warrants issued in connect with the Private Placement transaction of September 23, 1999 (See Note C).

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

   The Company issued 750,000 shares of Series B Convertible Preferred Stock in connection with its acquisition of the La/Cal II properties on January 31, 1997. The Series B Convertible Preferred Stock has a par value of $1.00 per share with a liquidation preference of $10.00 per share and rank junior to the Series A Preferred Stock. The shares of Series B Preferred Stock are convertible at the option of the holder at any time, unless earlier redeemed, into shares of Common Stock of the Company at the conversion rate of 1.12 shares of Common Stock per share of Series B Preferred Stock. During 1999 holders of 84,241 shares of Series B preferred stock opted to convert their shares into 94,216 shares of common stock of the Company. The Series B Preferred Stock are not redeemable by the Company prior to January 31, 2001, and subsequently, are redeemable at $10.00 per share. Dividends on the Series B Preferred Stock accrue at an annual rate of 8.25% and are cumulative.

   Stock Option and Incentive Programs--Goodrich currently has two plans, which provide for stock option and other incentive awards for the Company's key employees, consultants and directors. The Goodrich Petroleum Corporation 1995 Stock Option Plan allows the Board of Directors to grant stock options, restricted stock awards, stock appreciation rights, long-term incentive awards and phantom stock awards, or any combination thereof to key employees and consultants. The Goodrich Petroleum Corporation 1997 Director Compensation Plan provides for the grant of stock and options to each director who is not and has never been an employee of the Company. Additionally, Goodrich assumed certain outstanding stock options of Patrick as a result of the business combination in 1995.

   The Goodrich plans authorize grants of options to purchase up to a combined total of 437,500 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant and all stock options granted under the 1995 Stock Option Plan generally have ten year terms and three year pro rata vesting.

   The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $1.59, $2.17 and $2.57 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999--expected dividend yield 0%, risk-free interest rate of 7.5%, and an expected life of 6 years; 1998--expected dividend yield 0%, risk-free interest rate of 7.5%, and an expected life of 6 years; 1997--expected dividend yield 0%, risk-free interest rate of 7.5%, and an expected life of 6 years; expected volatility of stock over expected life of the options--35%.

   The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1999

compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been reduced to the pro forma amounts indicated below:

                                               1999         1998        1997
                                            -----------  ----------  ----------
Net loss....................... As reported $(1,828,983) (7,715,342) (1,388,964)
                                Pro forma    (2,109,357) (7,906,618) (1,452,644)
Loss applicable to............. As reported  (3,078,326) (8,970,980) (2,594,174)
  common stock................. Pro forma    (3,358,700) (9,162,256) (2,657,854)
Basic and diluted loss
  per average.................. As reported        (.58)      (1.71)       (.50)
  common share................. Pro forma          (.64)      (1.75)       (.51)

   Earnings Per Share--Both series of the Company's convertible preferred stock and its stock options are considered to be potential common stock. Additionally convertible debt, convertible preferred stock and stock purchase warrants issued in conjunction with the aforementioned private placement (See Note C) are also considered potential common stock. No potential common stock amounts have not been included in the computation of diluted earnings per share because to do so would have been antidillutive for all periods presented.

   Stock option transactions during 1999, 1998 and 1997 were as follows:

                                                Weighted                                     Weighted Average
                             Number of          Average                                          Remaining
                              Options        Exercise Price     Range of Exercise Price      Contractual Life
                          -----------------  -------------- -------------------------------- -----------------
                                    Patrick         Patrick                     Patrick               Patrick
                           Total     Only    Total   Only        Total            Only        Total     Only
                          --------  -------  ------ ------- --------------- ---------------- -------- --------
Outstanding January 1,
 1997...................   353,942  157,067   12.48  18.70  $6.00 to $24.00 $16.00 to $24.00 5.4 yrs. 2.0 yrs.
 Granted--1995 Stock
  Option Plan...........    67,500       --    6.48     --
 Granted--1995 Non-
  Employee Director
  Stock Option Plan.....     6,250       --    5.52     --
 Expiration of Options..   (86,250) (86,250)  18.80  18.78
                          --------  -------
Outstanding December 31,
 1997...................   341,442   70,817    9.60  18.60  $5.50 to $24.00 $16.00 to $24.00 7.4 yrs. 4.2 yrs.
                          ========  =======
 Granted--1995 Stock
  Option Plan...........   144,000       --    5.98     --
 Granted---1997 Director
  Compensation Plan.....    10,000       --    5.98     --
 Expiration of Options..   (62,190)  (5,625)   7.88  19.33
                          --------  -------
Outstanding December 31,
 1998...................   433,252   65,192                 $5.50 to $24.00 $16.00 to $24.00 7.0 yrs. 3.4 yrs.
                          ========  =======
 Granted--1995 Stock
  Option................   374,196       --    1.37     --
 Granted--1997 Director
  Stock Option..........    37,063       --     .80     --
 Expiration/Surrender of
  Options...............  (381,377) (29,567)   7.61  18.00
                          --------  -------  ------  -----
Outstanding December 31,
 1999...................   463,134   35,625                 $0.75 to $24.00 $16.00 to $24.00 8.5 yrs. 2.9 yrs.
                          ========  =======
Exercisable December 31,
 1997...................   172,317   70,817  $12.13  18.60
Exercisable December 31,
 1998...................   208,379   65,192  $10.86  18.54
Exercisable December 31,
 1999...................    71,438   35,625  $ 9.95  19.00

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1999

   At the February 25, 1999 Board of Directors meeting, the Compensation Committee voted to institute a stock option surrender/re-grant program whereby employees and directors of the Company were able to surrender their present options and be re-granted a number of options equal to 75% of their previous number of options. Vesting periods for the re-granted options began with the re-grant date and the options have a strike price equal to the closing stock price of the date of declaration by the Board of Directors.

NOTE J--Series A Preferred Stock

   The terms of the Company's Series A Preferred Stock provided that the Company will not incur additional debt at the parent company level after such time as it reports financial results which show the Company's stockholders' equity to be less than the liquidation preference of the Series A Preferred Stock. As of December 31, 1999, the Company's stockholders' equity was approximately $6.4 million and the liquidation preference on the outstanding shares of the Series A Preferred Stock was approximately $7.9 million. As a result, the Company was unable to incur additional debt at the parent company level under its credit facility or from other sources at the present time. On February 17, 2000, the Company completed a $4,500,000 private placement transaction of 1,500,000 shares of common stock, and effected the conversion of all the outstanding Goodrich Petroleum Company, LLC Series A Preferred Units, which converted into approximately 1,550,000 shares of the Company's common stock. The conversion of the preferred units and private placement increased stockholders equity by approximately $7,200,000, which makes total stockholders equity exceed the liquidation preference on the Series A Preferred Stock. As a result, the Company's restriction on funds at the parent Company level has been eliminated.

NOTE K--Hedging Activities

   The Company engages in futures contracts ("Agreements") with certain of its production. The Company considers these to be hedging activities and, as such, monthly settlements on these contracts are reflected in oil and gas sales. In order to consider these futures contracts as hedges, (i) the Company must designate the futures contract as a hedge of future production and (ii) the contract must reduce the Company's exposure to the risk of changes in prices. Changes in the market value of futures contracts treated as hedges are not recognized in income until the hedged item is also recognized in income. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Proceeds received or paid relating to terminated contracts or contracts that have been sold are amortized over the original contract period and reflected in oil and gas sales. The Company enters into hedging activities in order to secure an acceptable future price relating to a portion of future production. The primary objective of the activities is to protect against decreases in price during the term of the hedge.

   The Agreements provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices ("Swaps") or price ranges ("Collars") that are settled monthly based on the differences between the contract prices or prices ranges and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company receives the spread.

   As of December 31, 1999, the Company's open forward position on its outstanding crude oil was as follows:

     (d) 350 barrels of oil per day with a no cost "collar" of $19.00 and $21.00 per barrel through December 2000;

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1999


     (e) 150 barrels of oil per day with a no cost "collar" of $18.20 and $20.20 per barrel through December 2000; and

     (f) 300 barrels of oil per day on a crude oil "swap" with a price of $23.98 per barrel through April 2000.

   At December 31, 1999 the Company's open forward position on its outstanding crude oil hedging contracts was 800 bbl per day at an average price of $21.29.

   At December 31, 1999 the Company's open forward position on its outstanding gas hedging contract was 5,000 Mcf per day with a "floor" price of $2.50 per Mcf through October 2000. The cost of the "floor" contract hedge is $0.23 per Mcf over the "floor" price.

   The Company is exposed to credit losses in the event of non performance by the counterparties to its hedging contracts. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

 Price fluctuations and volatile nature of markets

   Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas and oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond the Company's control. Domestic prices for oil and gas could have a material adverse effect on the Company's financial position, results of operations and quantities of reserves recoverable on an economic basis.

NOTE L--Fair Value of Financial Instruments

   The following presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998.

                                    December 31, 1999       December 31, 1998
                                  ----------------------  ---------------------
                                   Carrying                Carrying
                                    Amount    Fair Value    Amount   Fair Value
                                  ----------- ----------  ---------- ----------
Financial asset--
  Marketable equity securities... $        --         --     358,700    358,700
Financial liabilities--
  Other liabilities..............          --         --          --         --
  Long-term debt (including
   current maturities)........... $27,090,617 27,090,617  29,500,000 29,500,000
  Notes payable.................. $ 9,862,500  9,862,500          --         --
  Production payment liability... $ 2,113,000  2,113,000          --         --
Hedges Asset (Liability)--
  Oil............................ $        --   (338,398)         --         --
  Gas............................ $        --    300,410          --         --

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

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1999


   Long term debt and other noncurrent liabilities: The fair value is estimated using the discounted cash flow method based on the Company's borrowing rates or similar types of financing arrangements.

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

                                                                    Year Ended
                                                                   December 31,
                                                                  ----------------
                                                                  1999  1998  1997
                                                                  ----  ----  ----
      Seaber Corporation of Louisiana............................  37%   47%   44%
      Equiva Trading.............................................  27%   12%   11%
      Texla Energy Management....................................  10%   --    --
      Navajo Refining Company....................................   7%   11%   --
      Mobil Oil Corporation......................................  --    --    10%
      Mitchell Marketing Company.................................  --    --     9%

NOTE N--Commitments and Contingencies

   The U. S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company estimates that the remaining cost of long-term clean-up of the site will be approximately $3.5 million, with the Company's percentage of responsibility estimated to be approximately 3.05%. As of December 31, 1999, the Company had paid $321,000 in costs related to this matter and accrued $122,500 for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

   On February 8, 2000, the Company commenced a suit against the operator and joint owner of the Lafitte Field, alleging certain items of misconduct and violations of the letter agreement associated with the joint acquisition. The suit is in its early stages and it is too early to predict a likely outcome, however, as the Company is the plaintiff in this action, this action is not expected to have a significantly adverse impact on the operations or financial position of the Company.

   The Company is party to additional lawsuits arising in the normal course of business. The Company intends to defend these actions vigorously and believes, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to its financial position or results of operations.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 1999


NOTE O--Natural Gas and Crude Oil Cost Data and Results of Operations.

   The following reflects the Company's capitalized costs related to natural gas and oil activities at December 31, 1999 and 1998:

                                                             1999        1998
                                                          ----------- ----------
      Proved properties.................................. $61,527,593 49,916,276
      Unproved properties................................   3,873,575  3,412,897
                                                          ----------- ----------
                                                           65,401,168 53,329,173
      Less accumulated depreciation and depletion........  19,398,287 13,592,827
                                                          ----------- ----------
        Net property and equipment....................... $46,002,881 39,736,346
                                                          =========== ==========

   The following table reflects certain data with respect to natural gas and oil property acquisitions, exploration and development activities:

                                              Year Ended December 31,
                                         ------------------------------------
                                            1999           1998       1997
                                         -----------    ---------- ----------
      Property acquisition
        Proved.......................... $10,136,298(a)    129,325 17,308,540(b)
        Unproved........................     498,391     2,446,474    886,647
      Exploration.......................   1,634,299     8,718,682  5,535,783
      Development.......................   1,960,371     8,169,741  3,598,177
                                         -----------    ---------- ----------
                                         $14,229,359    19,464,222 27,329,147
                                         ===========    ========== ==========

--------
(a) Primarily Lafitte Field acquisition inclusive of liabilities assumed in connection with the purchase.
(b) Includes properties acquired in the La/Cal II Acquisition including portions funded with Serial B Preferred Stock ($7,500,000)

   Results of operations for natural gas and oil producing activities follow:

                                                 Year Ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------- ----------  ----------
Sales to unaffiliated customers............ $13,734,691  9,836,863  11,351,586
Production costs (lease operating expense
 and taxes)................................   3,591,427  2,821,515   2,316,006
Exploration expenses.......................   1,656,158  6,010,425   3,205,730
Impairment of oil and gas properties.......     465,465  1,075,853     549,792
Depreciation, depletion and amortization...   4,702,240  4,038,547   4,065,998
                                            ----------- ----------  ----------
                                             10,415,290 13,946,340  10,137,526
                                            ----------- ----------  ----------
Results of operations...................... $ 3,319,401 (4,109,477)  1,214,060
                                            =========== ==========  ==========

   No income taxes have been reflected above for the Company due to its net operating losses.

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

                               December 31, 1999


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

   The calculated value of proved reserves is not necessarily indicative of either fair market value or present value of future cash flows because prices, costs, and governmental policies do not remain static; appropriate discount rates may vary; and extensive judgment is required to estimate the timing of production. Other logical assumptions would likely have resulted in significantly different amounts. Crude oil prices received for oil and the price received by well for natural gas, effective at the end of each year, were used for this calculation, and averaged $25.16 per bbl and $2.63 per Mcf, respectively as of December 31, 1999; $9.37 per Bbl and $2.24 per Mcf, respectively as of December 31, 1998, and $16.50 per Bbl and $2.59 per Mcf, respectively as of December 31, 1997.

   Schedule 3 also presents a summary of the principal reasons for change in the standard measure of discounted future net cash flows for each of the three years in the period ended December 31, 1999.

Schedule 1--Estimated Net Proved Gas Reserves (Mcf)

                                                                        Pro
                                     Year Ended December 31,         Forma (b)
                                 ----------------------------------  ----------
                                    1999        1998        1997        1999
                                 ----------  ----------  ----------  ----------
Proved:
  Balance, beginning of period.. 28,144,310  37,570,614  18,184,738
  Revisions of previous
   estimates.................... (6,069,885) (8,393,772) (1,582,986)
  Purchase of minerals in
   place........................  1,705,822     226,778   3,761,481
  Extensions, discoveries, and
   other additions..............         --   1,656,200  19,707,712
  Production.................... (2,930,655) (2,782,825) (2,449,320)
  Sales of minerals in place....         --    (132,685)    (51,011)
                                 ----------  ----------  ----------
  Balance, end of period........ 20,849,592  28,144,310  37,570,614  26,805,069
                                 ==========  ==========  ==========
Proved developed:
  Beginning of period........... 21,481,946  16,600,669  13,911,003
  End of period................. 13,945,450  21,481,946  16,600,669  19,900,930

Schedule 2--Estimated Net Proved Oil Reserves (Barrels)

                                                                         Pro
                                        Year Ended December 31,       Forma (b)
                                     -------------------------------  ---------
                                       1999       1998       1997       1999
                                     ---------  ---------  ---------  ---------
Proved:
  Balance, beginning of period...... 3,092,810  4,098,390  1,050,210
  Revisions of previous estimates...   106,259   (988,611)   132,327
  Purchase of minerals in place..... 3,053,618         --  1,614,779
  Extensions, discoveries, and other
   additions........................      ----    299,799  1,685,438
  Production........................  (394,442)  (316,768)  (282,380)
  Sale of minerals in place.........        --         --   (101,984)
                                     ---------  ---------  ---------
  Balance, end of period............ 5,858,245  3,092,810  4,098,390  6,749,579
                                     =========  =========  =========
Proved, developed:
  Beginning of period............... 2,266,854  2,292,626    969,868
  End of period..................... 3,179,888  2,266,854  2,292,626  4,071,222

   The following table summarizes the Company's combined oil and gas reserve information on a Mcf equivalent basis. Estimates of reserves were converted using a conversion ratio of 1.0/6.0 Mcf.

                                                                       Pro
                                       Year Ended December 31,      Forma (b)
                                   -------------------------------- ----------
                                      1999       1998       1997       1999
                                   ---------- ---------- ---------- ----------
Estimated Net Proved Reserves
 (Mcfe):
  Total Proved.................... 55,999,062 46,701,170 62,160,954 67,302,543
  Proved Developed................ 33,024,778 35,083,070 30,356,425 44,328,262

Schedule 3--Standardized Measure of Discounted Future Net Cash Flows Related
            to Proved Oil and Gas Reserves

                                                                         Pro
                                          Year Ended December 31,     Forma (b)
                                          --------------------------  ---------
                                            1999     1998     1997      1999
                                          --------  -------  -------  ---------
                                               (in thousands)
Future cash inflows.....................  $184,812   86,449  155,542   220,886
Future production and development
 costs..................................   (45,655) (24,339) (26,906)  (67,058)
Future income tax expense(a)............   (22,725)      --  (24,177)  (26,007)
                                          --------  -------  -------   -------
Future net cash flows...................   116,432   62,110  104,459   127,821
10% annual discount for estimated timing
 of cash flows..........................   (37,514) (21,475) (40,456)  (38,499)
                                          --------  -------  -------   -------
Standardized measure of discounted
 future net cash flows..................  $ 78,918   40,635   64,003    89,322
                                          ========  =======  =======   =======
Average year end prices:
  Natural gas (per Mcf).................  $   2.63     2.24     2.59
  Crude oil (per Bbl)...................  $  25.16     9.37    16.50

--------
(a) Taxable income for 1998 period was entirely offset by available net operating loss carry forwards.
(b) Pro forma amounts include reserve information related to acquisition of Burrwood/West Delta 83 fields in February 2000 (see Note D).

   The following are the principal sources of change in the standardized measure of discounted net cash flows for the years shown:

                                                    Year Ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
                                                         (in thousands)
Net changes in prices and production costs related
 to future production.............................  $ 32,962  (31,820) (32,327)
Sales and transfers of oil and gas produced, net
 of production costs..............................   (10,144)  (7,015)  (9,036)
Net change due to revisions in quantity
 estimates........................................    (8,993) (12,464)    (991)
Net change due to extensions, discoveries and
 improved recovery................................        --    3,006   37,465
Net change due to purchase and sales of minerals-
 in-place.........................................    33,305       82   16,065
Development costs incurred during the period......       338    2,198    3,598
Net change in income taxes........................   (14,203)  14,093   (4,094)
Accretion of discount.............................     4,064    7,810    5,736
Change in production rates (timing) and other.....       953      742      230
                                                    --------  -------  -------
                                                    $ 38,283  (23,368)  16,646
                                                    ========  =======  =======

                        GOODRICH PETROLEUM CORPORATION

                   Consolidated Quarterly Income Information
                                  (Unaudited)

                            First       Second      Third       Fourth
                           Quarter     Quarter     Quarter     Quarter      Total
                         -----------  ----------  ----------  ----------  ----------
1999
  Revenues.............. $ 2,941,696   2,829,530   3,631,762   4,617,586  14,020,574
  Costs and Expenses....   3,458,450   3,405,546   3,283,633   5,182,433  15,330,062
  Loss on sale of
   assets...............    (519,495)         --          --          --    (519,495)
  Net income (loss).....  (1,036,249)   (576,016)    348,129    (564,847) (1,828,983)
  Preferred stock
   dividends............     313,912     313,912     313,912     307,607   1,249,343
  Earnings (loss)
   applicable to common
   stock................  (1,350,161)   (889,928)     34,217    (872,454) (3,078,326)
  Basic earnings (loss)
   per average common
   share................        (.26)       (.17)        .01        (.16)       (.58)
  Diluted earnings
   (loss) per average
   common share......... $      (.26)       (.17)        .01        (.16)       (.58)
1998
  Revenues.............. $ 2,433,577   2,264,397   2,697,743   3,196,156  10,591,873
  Costs and Expenses....   3,446,298   5,215,164   4,813,328   4,836,631  18,311,421
  Gain on sale of
   assets...............       4,206          --          --          --       4,206
  Net income (loss).....  (1,008,515) (2,950,767) (2,115,585) (1,640,475) (7,715,342)
  Preferred stock
   dividends............     313,912     313,902     313,912     313,912   1,255,638
  Earnings (loss)
   applicable to common
   stock................  (1,322,427) (3,264,669) (2,429,497) (1,954,387) (8,970,980)
  Basic earnings (loss)
   per average common
   share................        (.25)       (.62)       (.46)       (.38)      (1.71)
  Diluted earnings
   (loss) per average
   common share......... $      (.25)       (.62)       (.46)       (.38)      (1.71)

   The fourth quarter amount includes impairment of oil and gas properties of $465,000. In addition the fourth quarter of 1999 is impacted by revenue and expenses associated with the acquisition of the Lafitte field and issuance of convertible notes payable.

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

   *

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   *

Item 13. Certain Relationships and Related Transactions.

   *

   *Reference is made to information under the captions "Election of Directors", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management", and "Certain Relationships and Related Transactions", in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) 1. Financial Statements

   The following consolidated financial statements of Goodrich Petroleum Corporation are included in Part II, Item 8:

                                                                         Page
                                                                         -----
Independent Auditors' Report............................................    20
Consolidated Balance Sheets--December 31, 1999 and 1998.................    21
Consolidated Statements of Operations--Years ended December 31, 1999,
 1998 and 1997..........................................................    22
Consolidated Statements of Cash Flows--Years ended December 31, 1999,
 1998 and 1997..........................................................    23
Consolidated Statements of Stockholders' Equity--Years ended December
 31, 1999, 1998 and 1997................................................    24
Notes to Consolidated Financial Statements--Years ended December 31,
 1999, 1998 and 1997.................................................... 25-42
Consolidated Quarterly Income Information (Unaudited)...................    43

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

   3(i).2  Certificate of Amendment of Restated Certificate of Incorporation of
           Goodrich Petroleum Corporation dated March 12, 1998. (Incorporated by reference to Exhibit 3(i)2 of the Company's Annual Report on Form
           10-K for the year ended December 31, 1998).
   3(ii).1 Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report filed on Form 10-Q for the three months ended September 30, 1995).
   4.1     Credit Agreement Between Goodrich Petroleum Company of Louisiana and
           Compass Bank-Houston dated August 15, 1995 and Amendment thereto dated December 15, 1995. (Incorporated by reference to Exhibit 4.1 of the Company's Annual Report filed on Form 10-K for the year ended
           December 31, 1995).
   4.2     Second Amendment to Credit Agreement between Goodrich Petroleum
           Company of Louisiana and Compass Bank dated June 1, 1996
           (Incorporated by reference to Exhibit 4 of the Company's Quarterly
           Report filed on Form 10-Q for the three months ended June 30, 1996).
   4.3     Third Amendment to Credit Agreement between Goodrich Petroleum
           Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank dated
           January 31, 1997. (Incorporated by reference to Exhibit 4.3 of the
           Company's Annual Report filed on Form 10-K for the year ended
           December 31, 1996).
   4.4     Fourth Amendment to Credit Agreement between Goodrich Petroleum
           Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank dated
           June 1, 1997. (Incorporated by reference to Exhibit 4.4 of the
           Company's Form 10-Q for the year ended March 31, 1997).
   4.5     Fifth Amendment to Credit Agreement between Goodrich Petroleum
           Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank dated
           October 16, 1997. (Incorporated by reference to Exhibit 4.4 of the
           Company's Form 10-Q for the year ended March 31, 1997).
   4.6     Specimen Common Stock Certificate. (Incorporated by reference to
           Exhibit 4.6 of the Company's Registration Statement filed February
           20, 1996 on Form S-8 (File No. 33-01077)).

   4.7     Series B Convertible Preferred Stock Certificate of Designations.
           (Incorporated by reference to Exhibit 4.6 of the Company's Annual
           Report on Form 10-K for the year ended December 31, 1996).

   4.8  Amendment letter related to the Credit Agreement between Goodrich
        Petroleum Company of Louisiana, GPC, Inc. of Louisiana and Compass Bank dated August 27, 1998. (Incorporated by reference to Exhibit 4.8 of the Company's Annual Report on Form 10-K for the year ended December 31,
        1998).

   4.9  Sixth amendment to the Credit Agreement between Goodrich Petroleum
        Company of Louisiana and Compass Bank dated March 27, 1998.
        (Incorporated by reference to Exhibit 4.9 of the Company's Annual
        Report on Form 10-K for the year ended December 31, 1998).
   4.10 Seventh amendment to the Credit Agreement between Goodrich Petroleum
        Company, LLC (formerly Goodrich Petroleum Company of Louisiana) and
        Compass Bank dated December 21, 1998. (Incorporated by reference to
        Exhibit 4.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
   4.11 Credit Agreement between Goodrich Petroleum Company, L.L.C. and Compass
        Bank dated September 23, 1999 (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filing dated September 23, 1999).
   4.12 First amendment to the September 23, 1999 Credit Agreement between
        Goodrich Petroleum Company, LLC and Compass Bank dated February 29,
        2000.
   4.13 Credit Agreement between Goodrich Petroleum, LLC and Hambrecht and
        Quist Guaranty Finance, LLC dated September 23, 1999. (Incorporated by reference to the Company's Form 8-K filing dated September 23, 1999).
   4.14 Credit Agreement between Goodrich Petroleum Lafitte, LLC and Hambrecht and Quist Guaranty Finance, LLC dated September 23, 1999. (Incorporated by reference to the Company's Form 8-K filing dated September 23, 1999.
  10.1 Goodrich Petroleum Corporation 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-58631)).
  10.2 Patrick Petroleum Company 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-58631)).
  10.3  Form of Marketing Agreement between the Company and Natural Gas
        Ventures, L.L.C. (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement filed June 13, 1995 on Form S-4 (File
        No. 33-58631)).
  10.4  Natural Gas Marketing Joint Venture Agreement between Seaber
        Corporation and Natural Gas Ventures, L.L.C. (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement filed June 13,
        1995 on Form S-4 (File No. 33-58631)).
  10.5  Form of Consulting Services Agreement between the Company and Henry
        Goodrich (Incorporated by reference to Exhibit 10.23 to the Company's
        Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-
        58631)).
  10.6  Form of Employment Agreement between the Company and Walter G. Goodrich
        (Incorporated by reference to Exhibit 10.24 to the Company's
        Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-
        58631)).
  10.7  Consulting Agreement with U.E. Patrick (Incorporated by reference to
        Exhibit 10.25 to the Company's Registration Statement filed June 13,
        1995 on Form S-4 (File No. 33-58631)).
  10.8  Consulting Services Agreement between Leo E. Bromberg and Goodrich
        Petroleum Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report filed on Form 10-Q for the three months ended September 30, 1995).
  10.9  Goodrich Petroleum Corporation 1997 Director Compensation Plan
        (Incorporated by reference to the May 20, 1998 Proxy).

  10.10 Form of Subscription Agreement dated September 27, 1999 (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filing dated
        September 23, 1999).
  10.11 Registration Rights Agreement (2000 Private Placement)

  21    Subsidiaries of the Registrant
        Goodrich Petroleum Corporation, Inc. of Louisiana--incorporated in the state of Nevada
        Goodrich Petroleum Company LLC--incorporated in state of Louisiana
        Goodrich Petroleum Lafitte, LLC--incorporated in state of Louisiana
        Subsidiaries of Goodrich Petroleum Company of Louisiana
        Drilling & Workover Company, Inc.--incorporated in state of Louisiana
        LECE, Inc.--incorporated in the state of Texas
        National Market Company--incorporated in state of Delaware

  23    Consent of KPMG LLP.

  27    Financial Data Schedule, included elsewhere herein.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOODRICH PETROLEUM CORPORATION
                                          (Registrant)


Date: March 30, 2000                      By___________________________________
                                                    Walter G. Goodrich
                                            President, Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 30, 2000

              Signature                                 Title
              ---------                                 -----
      /s/ Walter G. Goodrich           Chief Executive Officer and Director
 ------------------------------------   (Principal Executive Officer)
          Walter G. Goodrich

      /s/ Roland L. Frautschi          Senior Vice President, Treasurer and
 ------------------------------------   Chief Financial Officer (Principal
         Roland L. Frautschi            Financial Officer)


        /s/ Lonnie J. Shaw             Vice President (Principal Accounting
 ------------------------------------   Officer)
            Lonnie J. Shaw

         /s/ Sheldon Appel             Director
 ------------------------------------
            Sheldon Appel
       /s/ Basil M. Briggs             Director
 ------------------------------------
           Basil M. Briggs
        /s/ Henry Goodrich             Director
 ------------------------------------
            Henry Goodrich
     /s/ Arthur A. Seeligson           Director
 ------------------------------------
         Arthur A. Seeligson
      /s/ Donald M. Campbell           Director
 ------------------------------------
          Donald M. Campbell
         /s/ Jeff Benhard              Director
 ------------------------------------
             Jeff Benhard
        /s/ Mike McGovern              Director
 ------------------------------------
            Mike McGovern