Form 10-Q
period 2000-03-31
GOODRICH PETROLEUM CORP
filed 2000-05-15
CIK 943861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended                     March 31, 2000
                                  ----------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number:                         1-7940
                          ------------------------------------------------------

                         Goodrich Petroleum Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                           76-0466193
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer ID. No.)
             or organization)

        518 Walker Street, Suite 1040, Houston, Texas         77002
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     At May 11, 2000 there were 8,828,204 shares of Goodrich Petroleum Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                                 March 31, 2000
                                      INDEX

                                                                        Page No.

                             PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
   March 31, 2000 (Unaudited) and December 31, 1999.............          3-4

Consolidated Statements of Operations (Unaudited)
   Three Months Ended March 31, 2000 and 1999...................            5

Consolidated Statements of Cash Flows (Unaudited)
   Three Months Ended March 31, 2000 and 1999...................            6

Consolidated Statements of Stockholders' Equity
   and Comprehensive Income (Unaudited)
   Three Months Ended March 31, 2000 and 1999...................            7

Notes to Consolidated Financial Statements......................         8-10

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                 11-15


                        PART II - OTHER INFORMATION                        16


Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                  March 31,        December 31,
                                                    2000               1999
                                                -------------      ------------
                                                 (Unaudited)

                        ASSETS
CURRENT ASSETS
 Cash and cash equivalents....................  $  6,386,110    $    5,929,229
 Accounts receivable
   Trade and other, net of allowance..........     1,305,126           669,741
   Accrued oil and gas revenue................     2,383,588         1,937,711
 Prepaid insurance............................        45,265            53,806
                                                 -----------      ------------
       Total current assets...................    10,120,089         8,590,487
                                                 -----------      ------------


PROPERTY AND EQUIPMENT
 Oil and gas properties
     (successful efforts method)..............    67,575,019        65,401,168
 Furniture, fixtures and equipment............       217,544           213,524
                                                 -----------      ------------
                                                  67,792,563        65,614,692
 Less accumulated depletion, depreciation
   and amortization...........................   (21,144,877)      (19,566,835)
                                                 ------------     ------------
       Net property and equipment.............    46,647,686        46,047,857
                                                 -----------      ------------

OTHER ASSETS
 Restricted Cash..............................     1,250,000               ---
 Other .......................................     1,542,942         1,620,208
                                                 -----------      ------------
       Total Other Assets.....................     2,792,942         1,620,208
                                                 -----------      ------------

              TOTAL ASSETS....................  $ 59,560,717    $   56,258,552
                                                 ===========      ============


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                                                       March 31,    December 31,
                                                         2000           1999
                                                     ------------   ------------
                                                      (Unaudited)
             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current portion of long term debt................. $  3,600,000   $  3,600,000
 Accounts payable..................................    2,894,917      2,711,746
 Accrued liabilities...............................      862,172      1,326,995
 Current portion other non-current liabilities.....      747,782      1,182,306
                                                     -----------    -----------
       Total current liabilities...................    8,104,871      8,821,047
                                                     -----------    -----------

LONG TERM DEBT    .................................   32,470,353     33,353,117

OTHER NON-CURRENT LIABILITIES
 Production payment payable........................    1,600,185      1,630,784
 Accrued abandonment costs.........................    3,058,281      3,108,281
 Accrued interest long term debt...................      497,814        251,154

PREFERRED STOCKHOLDERS EQUITY IN A
 SUBSIDIARY COMPANY................................          ---      2,683,125

STOCKHOLDERS' EQUITY
 Preferred stock; authorized 10,000,000 shares:
    Series A convertible preferred stock, par
       value $1.00 per share; issued and out-
       standing 796,318 shares (liquidation
       preference $10 per share, aggregating
       to $7,963,180)..............................      796,318        796,318
     Series B convertible preferred stock, par
       value $1.00 per share; issued and out-
       standing 665,759 shares (liquidation
       preference $10 per share, aggregating
       to $6,657,590)..............................      665,759        665,759
 Common stock, par value $0.20 per share;
       authorized 25,000,000 shares; issued
       and outstanding _____________ shares........    1,746,136      1,083,434
 Additional paid-in capital........................   24,942,287     18,156,114
 Accumulated deficit...............................  (14,321,287)   (14,290,581)
                                                     ------------   -----------
         Total stockholders' equity................   13,829,213      6,411,044
                                                     ------------   -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY.......................... $ 59,560,717   $ 56,258,552
                                                     ===========    ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                            Three Months Ended
                                                                  March 31,
                                                         -----------------------
                                                            2000        1999
REVENUES
     Oil and gas sales................................$  4,488,948    2,822,869
     Other............................................     184,842      118,827
                                                        ----------   ----------
     Total revenues...................................   4,673,790    2,941,696
                                                        ----------   ----------

EXPENSES
     Lease operating expense and production taxes.....   1,340,665      666,754
     Depletion, depreciation and amortization.........   1,303,763    1,308,553
     Exploration......................................     360,814      398,781
     Interest expense.................................   1,182,438      520,480
     General and administrative.......................     479,015      563,882
     Preferred dividend requirements of a subsidiary..      38,364          ---
                                                        ----------   ----------
           Total costs and expenses...................   4,705,059    3,458,450
                                                        ----------   ----------

GAIN (LOSS) ON SALE OF ASSETS.........................         563     (519,495)
                                                        ----------   ----------

LOSS BEFORE INCOME TAXES..............................     (30,706)  (1,036,249)
     Income taxes ....................................         ---          ---
                                                        ----------   ----------

NET LOSS   ...........................................     (30,706)  (1,036,249)

     Preferred stock dividends
           (2000 and 1999 amounts in arrears).........     307,607      313,912
                                                        ----------   ----------

LOSS APPLICABLE TO COMMON STOCK ......................$   (338,313)  (1,350,161)
                                                        ==========   ==========

BASIC LOSS PER AVERAGE COMMON SHARE ..................$       (.05)        (.26)
                                                        ==========   ==========

DILUTED LOSS PER AVERAGE COMMON SHARE ................$       (.05)        (.26)
                                                        ==========   ==========

AVERAGE COMMON SHARES OUTSTANDING ....................   6,965,415    5,247,705
                                                        ==========   ==========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                        ------------------------
                                                           2000         1999
                                                        ----------   -----------
OPERATING ACTIVITIES
 Net loss...........................................$    (30,706)    (1,036,249)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depletion, depreciation and amortization.........   1,303,763      1,308,553
   Amortization of leasehold costs..................     274,279        290,021
   Amortization of deferred debt financing..........     111,089            ---
   Accrued interest on private placement borrowings.     246,660            ---
   Amortization of detachable stock
     purchase warrants..............................     142,500            ---
   Preferred dividends of subsidiary................      38,364            ---
   (Gain) Loss on sale of asset.....................        (563)       519,495
   Capital expenditures charged to income...........         ---          4,564
                                                      ----------    -----------
                                                       2,085,386      1,086,384
 Net change in:
   Accounts receivable..............................  (1,081,262)     1,448,040
   Prepaid insurance and other......................       4,718        (24,559)
   Accounts payable.................................     183,171       (580,358)
   Accrued liabilities..............................    (464,822)      (395,367)
   Other Liabilities................................    (484,525)           ---
                                                      -----------   -----------
     Net cash provided by operating activities......     242,666      1,534,140
                                                      -----------   -----------

INVESTING ACTIVITIES
   Proceeds from sales of assets....................     126,050        240,105
   Acquisition of oil and gas properties............  (1,198,631)           ---
   Capital expenditures.............................  (1,104,727)    (1,511,692)
                                                      -----------   -----------
     Net cash used in investing activities..........  (2,177,308)    (1,271,587)
                                                      -----------   -----------

FINANCING ACTIVITIES
   Proceeds from private placement of common stock..   4,500,000            ---
   Principal payments of bank borrowings............  (1,025,264)           ---
   Exercise of stock purchase warrants..............     217,511            ---
   Exercise of director stock options...............       9,875            ---
   Net change in restricted cash....................  (1,250,000)           ---
   Production payments..............................     (30,599)           ---
   Payment of debt restructure costs................     (30,000)           ---
                                                      -----------   -----------
     Net cash provided by financing activities......   2,391,523            ---
                                                      ----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS...........     456,881        262,553

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....   5,929,229         95,630
                                                      ----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........$  6,386,110        358,183
                                                      ==========    ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                             Series A*             Series B*
                                          Preferred Stock       Preferred Stock           Common Stock
                                          ---------------       ---------------           ------------
                                        Number of      Par      Number of     Par     Number of        Par
                                          Shares      Value      Shares      Value     Shares         Value
Balance at December 31, 1998            796,318  $   796,318  750,000  $   750,000   5,247,705  $  1,049,541

Net Loss                                    ---          ---      ---          ---         ---           ---

Realized loss on sale of marketable
  securities                                ---          ---      ---          ---         ---           ---

Total Comprehensive Income (Loss)           ---          ---      ---          ---         ---           ---

Balance at March 31, 1999               796,318  $   796,318  750,000  $   750,000   5,247,705  $  1,049,541
                                        -------      -------  -------      -------   ---------     ---------
Balance at December 31, 1999            796,318  $   796,318  656,759  $   665,759   5,417,171  $  1,083,434

Net Loss                                    ---          ---      ---          ---         ---           ---

Total Comprehensive Income (Loss)           ---          ---      ---          ---         ---           ---

Issuance of Common Stock                    ---          ---      ---          ---   1,533,333       306,667

Conversion of preferred stock of
  subsidiary to common stock                ---          ---      ---          ---   1,547 665       309,533

Exercise of director stock option           ---          ---      ---          ---      12,500         2,500

Exercise of common stock
  purchase warrants                         ---          ---      ---          ---     220,011        44,002
                                        -------      -------  -------      -------   ---------     ---------
Balance at March 31, 2000               796,318  $   796,318  665,759  $   665,759   8,730,680  $  1,746,136
                                        -------      -------  -------      -------   ---------     ---------

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                            Accumulated
                                                                      Other Comprehensive Loss
                                            Additional                 Unrealized Gain (Loss)      Total
                                             Paid-In      Accumulated       on Marketable      Stockholders'
                                             Capital        Deficit       Equity Securities       Equity
                                             -------        -------       -----------------       ------
Balance at December 31, 1998             $ 15,226,027  $  (12,461,598)  $        (400,900)   $    4,959,388

Net Loss                                          ---      (1,036,249)                ---        (1,036,249)

Realized loss on sale of marketable
  securities                                      ---             ---                 ---               ---
                                           ----------      ----------        ------------        ----------

Total Comprehensive Income (Loss)                 ---             ---                 ---          (635,349)

Balance at March 31, 1999               $  15,226,027  $  (13,497,847)  $             ---    $    4,324,039
                                           ----------      ----------        ------------        ----------
Balance at December 31, 1999            $  18,156,114  $  (14,290,581)  $             ---    $    6,411,044

Net Loss                                          ---         (30,706)                ---           (30,706)

Total Comprehensive Income (Loss)                 ---             ---                 ---           (30,706)
                                                                                                 ----------
Issuance of Common Stock                    4,193,333             ---                 ---         4,500,000

Conversion of preferred stock of
  subsidiary to common stock                2,411,956             ---                 ---         2,721,489

Exercise of director stock option               7,375             ---                 ---             9,875

Exercise of common stock purchase warrants    173,509             ---                 ---           217,511

                                           ----------      ----------         -----------        ----------
Balance at March 31, 2000                $ 24,942,287 $   (14,321,287)  $             ---    $   13,829,213
                                           ----------      ----------         -----------        ----------

  *Dividends are cumulative and arrearages amounted to $1,556,950 and $313,912 or $0.22 and $.06 per share at March 31, 2000 and 1999 respectively.

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999
                                   (Unaudited)

NOTE A - Basis of Presentation
------------------------------
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The financial statements and footnotes included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999.

The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE B - Acquisition of Oil and Gas Properties
----------------------------------------------
On March 2, 2000, the Company completed its acquisition of working interests in the Burrwood and West Delta 83 Fields, comprising approximately 8,600 acres, in Plaquemines Parish, Louisiana for $1,650,000 and the assumption of the fields plugging and abandonment obligation estimated at $5,000,000. The Company acquired an approximate 95% working interest of all rights from the surface to approximately 10,600' and an approximate 47.5% working interest in the deep rights below 10,600'. In connection with the acquisition the Company secured a performance bond and established an escrow account to be used for the payment of obligations associated with the plugging and abandonment of the wells, salvage and removal of platforms and related equipment, and the site restoration of the fields. Required escrowed outlays include an initial cash payment of $750,000 and monthly cash payments of $70,000 until June 1, 2005 subject to a redetermination at August 1, 2000. In addition, as part of the purchase agreement, the Company has agreed to shoot a 3-D seismic survey over the fields by June 30, 2001 or remit payment to the seller in the amount of $3,500,000. The cost of the seismic study is expected to be approximately
$2,500,000 and the Company has escrowed cash compensating balances of $500,000 with Compass Bank to be used solely for payments or reimbursements of amounts expended in satisfaction of the seismic requirement. The Company has identified a number of development opportunities in the fields, which it plans to begin exploiting in the year 2000.

NOTE C - Private Placement
--------------------------
On February 18, 2000, the Company completed a private placement of shares of its common stock resulting in net proceeds to the Company of $4,500,000. The Company issued 1,533,333 shares of common stock in an offering, which began on January 28, 2000. The $4,500,000 in offering proceeds, in addition to the Company's existing working capital and anticipated cash flow from operations, have been used to assist in the acquisition of and will be used in the development of the Burrwood and West Delta 83 fields, and to further develop the Lafitte field purchased in 1999. The Company owns an approximate 49% working interest in the Lafitte field in Jefferson Parish, Louisiana, which was acquired in September 1999.

Note D - Conversion of Preferred Units
--------------------------------------
On January 28, 2000, the Company notified holders of Goodrich Petroleum Company, LLC's Series A Preferred Units that it intended to call for redemption all the outstanding units which were convertible into the Company's common stock at $2.00 per share. On February 17, 2000, all of the holders of the Preferred Units, representing one hundred percent of the $3,000,000 of outstanding Units, converted the Units into approximately 1,550,000 shares of the common stock of Goodrich Petroleum Corporation. The conversion of the preferred units and private placement increased the Company's stockholders equity by approximately $7,200,000.

NOTE E - Lafitte Field Acquisition
----------------------------------
On September 23, 1999 the Company acquired an approximate 49% working interest in the Lafitte Field located in Jefferson Parish, Louisiana for $2,940,000. The field encompasses over 8,000 acres and is located approximately thirty miles south of New Orleans. The Company commenced development activities in the fourth quarter of 1999.

The consideration granted to seller included a production payment to be satisfied through the delivery of production from the property. In connection with the transaction, the Company recorded a production payment liability of approximately $2,200,000, representing the discounted present value of the estimated production payments necessary to satisfy the obligation.

Additionally, the Company recorded a $3,800,000 liability for its interest in the estimated plugging and abandonment costs assumed in connection with the purchase. It is expected that approximately $265,000 of the costs will be funded within the next 12 months.

NOTE F - Commitments and Contingencies
--------------------------------------
The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean-up of the site will be approximately $4.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of March 31, 2000, the Company has paid approximately $321,000 in costs related to this matter and $122,500 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

NOTE G - Preferred Stock Dividends
----------------------------------
Beginning in 1999, the Company suspended dividend payments on its Series A and Series B convertible preferred stock. Dividends on both classes of its preferred stock is cumulative and arrearages amounted to $307,000 and $313,000 for the quarters ended March 31, 2000 and 1999, respectively. Total cumulative arrearages amounted to $1,557,000 at March 31, 2000. Accordingly, undeclared dividends held in arrears have been considered in computing loss per share amounts applicable to common stockholders.

NOTE H - Stock Option Plan
--------------------------
At the March 29, 2000 Board of Directors meeting, the Compensation Committee voted to accelerate the vesting schedule on options granted to employees on February 25, 1999. The vesting period for the applicable options was immediate and the total number of options affected was 235,696.


NOTE I - Income Taxes
---------------------
No provision for income taxes has been recorded for the Company for the three months ended March 31, 2000 and 1999 due to its incurring a net operating loss for each period. A valuation allowance has been provided for the amount of net operating losses incurred.

                Management's Discussion and Analysis of Financial
                -------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------


Changes in Results of Operations
--------------------------------
    Three months ended March 31, 2000 versus three months ended March 31,1999

Total revenues for the three months ended March 31, 2000 amounted to $4,674,000 and were $1,732,000 higher than the $2,942,000 for the three months ended March 31, 1999 due to higher oil and gas revenues. Oil and gas sales were $1,666,000 higher due primarily to significantly higher oil and gas prices for the current period, partially offset by lower gas volumes compared to the same period in 1999. Oil and gas sales were reduced by 485,000 in the three months ended March 2000 as a result of the settlement of the Company's outstanding futures contracts. The Company incurred a loss on the sale of marketable equity securities of $519,000 for the three months ended March 31, 1999.

The following table reflects the production volumes and pricing information for the periods presented.

                               Three months                Three months
                           ended March 31, 2000         ended March 31, 1999
                        --------------------------   ---------------------------
                        Production   Average Price   Production    Average Price
                        ----------   -------------   ----------    -------------

  Gas (Mcf)...........    711,822   $      2.58         884,956     $      1.82
  Oil (Bbls)..........    109,744         24.18         114,620           10.55

Lease operating expense and production taxes were $1,341,000 for the three months ended March 31, 2000, versus $667,000 for the three months ended March 31, 1999 due in part to the increased costs associated with the Company's Lafitte and Burrwood/West Delta 83 Field acquisitions and higher lease operating costs associated with certain older, mature oil and gas fields. Depletion, depreciation and amortization was $1,304,000 for the three months ended March 31, 2000 versus $1,309,000 for the three months ended March 31, 1999, or $5,000 lower due to higher overall depletion rates in the first quarter of 2000 versus 1999 offset by lower volumes in the three months ended March 31, 2000. Exploration expense in the first quarter of 2000 was $361,000 versus $399,000 in the first quarter of 1999, or $38,000 lower due primarily to seismic costs and prospect depreciation of $-0- and $274,000 respectively, in the first quarter of 2000 versus $34,000 and $290,000 respectively, in the same period in 1999.

Interest expense was $1,144,000 in the three months ended March 31, 2000 compared to $520,000 in the first quarter of 1999 due to the Company having a higher effective interest rate and higher average debt outstanding for the quarter ended March 31, 2000 as a result of the September 1999 private placement. The 2000 amount includes non-cash expenses associated with the amortization of financing costs and detachable common stock purchase warrants issued in connection with the September 1999 private placement.

General and administrative expenses amounted to $479,000 in the three months ended March 31, 2000 versus $564,000 in the first quarter of 1999.

Liquidity and Capital Resources
-------------------------------
Net cash provided by operating activities was $243,000 in the three months ended March 31, 2000 compared to $1,534,000 in the three months ended March 31, 1999. The Company's accompanying Consolidated Statements of Cash Flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

Net cash used in investing activities totaled $2,177,000 for the first quarter of 2000 compared to $1,272,000 in 1999. The three months ended March 31, 2000 reflects cash paid in connection with the acquisition of oil and gas properties of $1,199,000, and capital expenditures totaling $1,105,000 and proceeds from the sale of oil and gas properties of $126,000. The three months ended March 31, 1999 consists of capital expenditures of $1,512,000 and proceeds from the sale of marketable equity securities of $240,000.

Net cash provided by financing activities was $2,392,000 for the current period as compared to $0 in 1999. The 2000 amount includes proceeds from the issuance of common stock of $4,500,000 and pay downs by the Company under its line of credit of $1,025,000. The 2000 amount includes changes in restricted cash of $1,250,000, production payments of $31,000 and debt financing costs of $30,000. In addition, the 2000 amount includes proceeds from the exercise of stock options and warrants of $227,000.

Compass Credit Facility
-----------------------
On March 2, 2000 the Company amended its credit agreement with Compass Bank. The amended facility provides for a Borrowing Base of $27,100,000 with continued monthly reductions of $300,000, until July 1, 2001. The maturity date for amounts drawn under the bank credit facility is July 1, 2001 with no borrowing base redeterminations conducted prior to that date. Interest on the credit facility is the Compass Bank Index Rate plus 5/8%.

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

The Company had $2,303,000 in capital expenditures in the three months ended March 31, 2000. The Company's budget for 2000 capital expenditures was set at the beginning of the year at $12,500,000. Such budget is under constant review during the year and could change due to actual and estimated cash flow, commodity prices, business opportunities and other factors. The Company expects to fund capital expenditures for the remainder of 2000 from operating cash flow, cash and other financing arrangements.

Stock Listing
-------------
On July 28, 1999 the Company was notified by the New York Stock Exchange that it had revised its minimum financial criteria for listed companies and the time frame required for listed companies to become compliant. In addition, the Company was informed that it was not in compliance with the revised criteria. The Company submitted a revised twelve-month business plan to the Exchange in response to the notice on September 10, 1999. The business plan was accepted by the New York Stock Exchange and will be monitored by the Exchange for compliance on a quarterly basis. The short-term nature of the business plan may make it difficult to adhere to this business plan. If the Company fails to do so, there can be no assurance that the New York Stock Exchange will not delist the Company's common stock.

Accounting Matters
------------------
The Financial  Accounting  Standards  Board issued SFAS No. 133,  Accounting for
Derivative Instruments and Hedging Activities, in June 1997. This statement established accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2001, the Company must recognize the fair value of all derivative instruments as either assets or liabilities in its Consolidated Balance Sheet. As derivative instruments meeting certain conditions may be designated as a hedge of a specific exposure, accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in net income of other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle period. As described under the heading "Quantitative and Qualitative Disclosures About Market Risk" below of this Form 10-Q report, the Company makes use of derivative instruments to hedge specific market risks. The Company has not yet determined the effects that SFAS No. 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Debt and debt-related derivatives
---------------------------------
     The Company is exposed to interest rate risk on its long-term debt with variable interest rates. Based on the overall interest rate exposure on variable rate debt at March 31, 2000 a hypothetical 2% change in the interest rates would increase interest expense by approximately $721,000.

Hedging Activity
----------------
      The Company engages in futures contracts ("Agreements") with certain of its production. The Company considers these to be hedging activities and, as such, monthly settlements on these contracts are reflected in oil and gas sales.

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

As of March 31, 2000, the Company's open forward position on its outstanding crude oil was as follows:

(a) 350 barrels of oil per day with a no cost "collar" of $19.00 and $21.00 per barrel through December 2000;
(b) 150 barrels of oil per day with a no cost "collar" of $18.20 and $20.20 per barrel through December 2000; and
(c) 300 barrels of oil per day on a crude oil "swap" with a price of $23.98 per barrel through April 2000.
(d) 500 barrels of oil per day with a no cost "collar" of $21.00 and $29.00 per barrel beginning May 2000 through September 2000.

      At March 31, 2000 the Company's open forward position on its outstanding crude oil hedging contracts was 800 bbl per day at an average price of $21.29. The fair value of the crude oil hedging contracts in place at March 31, 2000 resulted in a liability of $670,000.

      At March 31, 2000 the Company's open forward position on its outstanding gas hedging contracts was 5,000 Mcf per day with a "floor" price of $2.50 per Mcf through October 2000. The cost of the "floor" contract hedge is $0.23 per Mcf over the "floor" price. The fair value of the natural gas hedging contracts in place at March 31, 2000 resulted in a liability of $170,000.

Price fluctuations and the volatile nature of markets
-----------------------------------------------------
       Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas and oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond the Company's control. Domestic oil and gas prices could have a material adverse effect on the Company's financial position, results of operations and quantities of reserves recoverable on an economic basis.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         On February 28, 2000, the Company commenced a suit against the operator and joint owner of the Lafitte Field, alleging certain items of misconduct and violations of the letter agreement associated with the joint acquisition. The suit is in its early stages and it is too early to predict a likely outcome, however, as the Company is the plaintiff in this action, this action is not expected to have a significantly adverse impact on the operation or financial position of the Company.

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





                                            GOODRICH PETROLEUM CORPORATION
                                                      (registrant)



                                             /s/  Walter G. Goodrich
----------------------------                 ---------------------------------
            Date                             Walter G. Goodrich, President and
                                                    Chief Executive Officer





                                             /s/  Roland L. Frautschi
----------------------------                 ---------------------------------
            Date                             Roland L. Frautschi, Senior Vice
                                              President, Chief Financial Officer
                                                         and Treasurer