Form 10-Q
period 2000-06-30
GOODRICH PETROLEUM CORP
filed 2000-08-14
CIK 943861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended                  June 30, 2000
                                -----------------------------------------------

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                                -----------------------------------------------

Commission File Number:                              1-7940
                                -----------------------------------------------

                         Goodrich Petroleum Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                             76-0466193
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer ID. No.)
    incorporation or organization)

815 Walker Street, Suite 1040, Houston, Texas                  77002
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     At August 11, 2000, there were 8,985,789 shares of Goodrich Petroleum Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                                  June 30, 2000
                                      INDEX

                                                                       Page No.
                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
   June 30, 2000 (Unaudited) and December 31, 1999....................      3-4

Consolidated Statements of Operations (Unaudited)
   Six Months Ended June 30, 2000 and 1999............................        5

   Three Months Ended June 30, 2000 and 1999..........................        6

Consolidated Statements of Cash Flows (Unaudited)
   Six Months Ended June 30, 2000 and 1999............................        7

Consolidated Statements of Stockholders' Equity (Unaudited)
   Six Months Ended June 30, 2000 and 1999............................        8

Notes to Consolidated Financial Statements............................     9-12

Item 2.  Management's Discussion and Analysis of Financial

   Condition and Results of Operations.                                   13-16

Item 3. Quantitative and Qualitative Disclosures about Market Risk        16-18


                               PART II - OTHER INFORMATION                   19

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                       June 30,     December 31,
                                                         2000           1999
                                                     ------------  -------------
                                                      (Unaudited)
                        ASSETS
CURRENT ASSETS
 Cash and cash equivalents...........................$  4,952,434  $  5,929,229
 Accounts receivable
   Trade and other, net of allowance.................     808,837       669,741
   Accrued oil and gas revenue.......................   4,298,895     1,937,711
 Prepaid insurance and other.........................      25,050        53,806
                                                      -----------   -----------
       Total current assets..........................  10,085,216     8,590,487
                                                      -----------   -----------


PROPERTY AND EQUIPMENT
 Oil and gas properties (successful efforts method)..  71,459,022    65,401,168
 Furniture, fixtures and equipment...................     223,175       213,524
                                                      -----------   -----------
                                                       71,682,197    65,614,692
 Less accumulated depletion, depreciation
   and amortization.................................. (22,651,070)  (19,566,835)
                                                      ------------  -----------
       Net property and equipment....................  49,031,127    46,047,857
                                                      -----------   -----------

OTHER ASSETS
 Restricted Cash.....................................   1,320,000           ---
 Other ..............................................   1,425,765     1,620,208
                                                      -----------   -----------
       Total Other Assets............................   2,745,765     1,620,208
                                                      -----------   -----------

              TOTAL ASSETS...........................$ 61,862,108  $ 56,258,552
                                                      ===========   ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                                                      June 30,      December 31,
                                                        2000            1999
                                                   -------------    ------------
                                                     Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current portion of long term debt...............$   3,600,000    $   3,600,000
 Accounts payable................................    2,994,107        2,711,746
 Accrued liabilities.............................    1,677,391        1,326,995
 Current portion other non-current liabilities...      821,454        1,182,306
                                                   -----------      -----------
       Total current liabilities.................    9,092,952        8,821,047
                                                   -----------      -----------

LONG TERM DEBT    ...............................   31,712,853       33,353,117

OTHER NON-CURRENT LIABILITIES
 Production payment payable......................    1,342,462        1,630,784
 Accrued abandonment costs.......................    3,223,757        3,108,281
 Accrued interest long term debt.................      749,440          251,154

PREFERRED STOCKHOLDERS EQUITY IN A
 SUBSIDIARY COMPANY..............................          ---        2,683,125

STOCKHOLDERS' EQUITY
 Preferred stock; authorized 10,000,000 shares:
    Series A convertible preferred stock, par
       value $1.00 per share; issued and out-
       standing 796,318 shares (liquidation
       preference $10 per share, aggregating
       to $7,963,180)............................      796,318          796,318
    Series B convertible preferred stock, par
       value $1.00 per share; issued and out-
       standing 662,700 and 665,759 shares,
       respectively (liquidation preference $10
       per share, aggregating to $6,627,000).....      662,700          665,759
 Common stock, par value $0.20 per share;
       authorized 25,000,000 shares; issued
       and outstanding 8,985,789 shares..........    1,797,158        1,083,434
 Additional paid-in capital......................   25,115,768       18,156,114
 Accumulated deficit.............................  (12,631,300)     (14,290,581)
                                                   ------------     -----------
              Total stockholders' equity.........   15,740,644        6,411,044
                                                   ------------     -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....$  61,862,108    $  56,258,552
                                                   ===========      ===========

             See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                         2000           1999
                                                      ----------     -----------
REVENUES
 Oil and gas sales..................................$ 11,066,051      5,607,822
 Other..............................................     285,880        163,404
                                                      ----------     ----------
       Total revenues...............................  11,351,931      5,771,226
                                                      ----------     ----------

EXPENSES
 Lease operating expense and production taxes.......   3,044,567      1,367,534
 Depletion, depreciation and amortization...........   2,568,106      2,466,956
 Exploration........................................     726,187        822,074
 Interest expense...................................   2,391,993      1,082,172
 General and administrative.........................   1,197,257      1,125,260
 Preferred dividend requirements of  a subsidiary...      38,364            ---
                                                      ----------     ----------
       Total costs and expenses.....................   9,966,474      6,863,996
                                                      ----------     ----------

GAIN (LOSS) ON SALE OF ASSETS.......................     273,824       (519,495)
                                                      ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES...................   1,659,281     (1,612,265)
 Income taxes ......................................         ---            ---
                                                      ----------     ----------

NET INCOME (LOSS)...................................   1,659,281     (1,612,265)
 Preferred stock dividends
  (2000 and 1999 amounts in arrears)................     603,552        627,824
                                                      ----------     ----------

INCOME (LOSS) APPLICABLE TO COMMON STOCK............$  1,055,729     (2,240,089)
                                                      ==========     ==========

BASIC INCOME (LOSS) PER AVERAGE COMMON SHARE........$        .13           (.43)
                                                      ==========     ===========

DILUTED INCOME (LOSS) PER AVERAGE COMMON SHARE......$         .10          (.43)
                                                      ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING - BASIC...........    7,972,848     5,254,501

AVERAGE COMMON SHARES OUTSTANDING - DILUTED.........   11,111,691     5,254,501


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                     ---------------------------
                                                         2000            1999
                                                     -----------    ------------
REVENUES
     Oil and gas sales..............................$  6,577,103      2,784,953
     Other.......     ..............................     101,038         44,577
                                                      ----------     ----------
           Total revenues...........................   6,678,141      2,829,530
                                                      ----------     ----------

EXPENSES
     Lease operating expense and production taxes...   1,703,902        700,780
     Depletion, depreciation and amortization.......   1,264,343      1,158,403
     Exploration....................................     365,373        423,293
     Interest expense...............................   1,209,555        561,692
     General and administrative.....................     718,242        561,378
                                                      ----------     ----------
           Total costs and expenses.................   5,261,415      3,405,546
                                                      ----------     ----------

GAIN ON SALE OF ASSETS..............................     273,261            ---
                                                      ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES...................   1,689,987       (576,016)
     Income taxes...................................         ---            ---
                                                      ----------     ----------

NET INCOME (LOSS)...................................   1,689,987       (576,016)
     Preferred stock dividends
       (2000 and 1999 amounts in arrears)...........     295,945        313,912
                                                      ----------     ----------

INCOME (LOSS) APPLICABLE TO COMMON STOCK............$  1,394,042       (889,928)
                                                      ==========     ==========

BASIC INCOME (LOSS) PER AVERAGE COMMON SHARE........$        .16           (.17)
                                                      ==========     ==========

DILUTED INCOME (LOSS) PER AVERAGE COMMON SHARE......$        .12           (.17)
                                                      ==========     ==========

AVERAGE COMMON SHARES OUTSTANDING - BASIC...........   8,892,668      5,261,221

AVERAGE COMMON SHARES OUTSTANDING - DILUTED.........  12,057,286      5,261,221


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Six Months
                                                             Ended June 30,
                                                        ------------------------
                                                           2000           1999
                                                        ----------   -----------
OPERATING ACTIVITIES
 Net income (loss)......................................$ 1,659,281  (1,612,265)
 Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depletion, depreciation and amortization...........  2,568,106   2,466,956
     Amortization of leasehold costs....................    516,130     563,506
     Amortization of deferred debt-financing............    226,178         ---
     Accrued interest on private placement borrowings...    498,286         ---
     Amortization of detachable stock purchase warrants.    285,000         ---
     Amortization of production payment discount........    121,410         ---
     Preferred dividends of subsidiary..................     38,364         ---
     (Gain) Loss on sale of asset.......................   (273,824)    519,495
     Director stock grant...............................     30,000      30,000
     Capital expenditures charged to income.............      4,709      43,922
                                                         ----------  ----------
                                                          5,673,640   2,011,614
 Net change in:
  Accounts receivable................................... (2,500,280)  1,667,852
  Prepaid insurance and other...........................     27,020     (41,669)
  Accounts payable......................................    282,361  (1,027,299)
  Accrued liabilities...................................    350,396    (774,712)
  Other Liabilities.....................................   (484,525)        ---
                                                         ----------  ----------
   Net cash provided by operating activities............  3,348,612   1,835,786
                                                         ----------  ----------

INVESTING ACTIVITIES
 Proceeds from sales of assets..........................    426,050     240,105
 Acquisition of oil and gas properties.................. (1,198,631)        ---
 Capital expenditures................................... (5,025,809) (1,525,583)
                                                          ---------  ----------
   Net cash used in investing activities................ (5,798,390) (1,285,478)
                                                          ---------  ----------

FINANCING ACTIVITIES
 Proceeds from private placement of common stock........  4,500,000         ---
 Principal payments of bank borrowings.................. (1,925,264)   (600,000)
 Exercise of stock purchase warrants....................    217,511         ---
 Exercise of employee stock options.....................    191,444         ---
 Exercise of director stock options.....................      9,875         ---
 Net change in restricted cash.......................... (1,320,000)        ---
 Production payments....................................   (170,583)        ---
 Payment of debt restructure costs......................    (30,000)        ---
                                                         ----------  ----------
   Net cash provided by (used in) financing activities..  1,472,983    (600,000)
                                                         ----------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS  .............   (976,795)    (49,692)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........  5,929,229      95,630
                                                         ----------  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............$ 4,952,434      45,938
                                                         ==========  ==========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                    Series A*             Series B*
                                                 Preferred Stock       Preferred Stock           Common Stock
                                                 ---------------       ---------------           ------------
                                               Number of      Par      Number of     Par     Number of        Par
                                                 Shares      Value      Shares      Value     Shares         Value
Balance at December 31, 1998                   796,318  $   796,318  750,000  $   750,000   5,247,705  $  1,049,541

Net Loss                                           ---          ---      ---          ---         ---           ---

Realized loss on sale of marketable securities     ---          ---      ---          ---         ---           ---

Total Comprehensive Income (Loss)                  ---          ---      ---          ---         ---           ---

Directors stock grant                              ---          ---      ---          ---      30,000         6,000

Balance at June 30, 1999                       796,318  $   796,318  750,000  $   750,000   5,277,705  $  1,055,541
                                               -------      -------  -------      -------   ---------     ---------
Balance at December 31, 1999                   796,318  $   796,318  665,759  $   665,759   5,417,171  $  1,083,434

Net Income                                         ---          ---      ---          ---         ---           ---

Total Comprehensive Income                         ---          ---      ---          ---         ---           ---

Issuance of Common Stock                           ---          ---      ---          ---   1,533,333       306,667

Conversion of preferred stock of
  subsidiary to common stock                       ---          ---      ---          ---   1,547 665       309,533

Exercise of director stock option                  ---          ---      ---          ---      12,500         2,500

Exercise of common stock purchase warrants         ---          ---      ---          ---     220,011        44,002

Exercise of employee stock option                  ---          ---      ---          ---     245,698        49,140

Director stock grant                               ---          ---      ---          ---       6,000         1,200

Conversion of Series B preferred
  stock to common stock                            ---          ---   (3,059)      (3,059)      3,411           682
                                               -------      -------  -------      -------   ---------     ---------
Balance at June 30, 2000                       796,318  $   796,318  662,700  $   662,700   8,985,789  $  1,797,158
                                               -------      -------  -------      -------   ---------     ---------

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                   Accumulated
                                                                             Other Comprehensive Loss
                                                   Additional                 Unrealized Gain (Loss)      Total
                                                    Paid-In      Accumulated       on Marketable      Stockholders'
                                                    Capital        Deficit       Equity Securities       Equity
                                                    -------        -------       -----------------       ------
Balance at December 31, 1998                   $15,226,027     $ (12,461,598)        $     (400,900)     $ 4,959,388

Net Loss                                               ---        (1,612,265)                   ---       (1,612,265)

Realized loss on sale of marketable securities         ---               ---                400,900          400,900

Total Comprehensive Income (Loss)                      ---               ---                    ---       (1,211,365)

Directors stock grant                                  ---               ---                    ---           30,000
                                                ----------       -----------        ---------------     ------------
Balance at June 30, 1999                       $15,250,027    $  (14,073,863)     $             ---   $    3,778,023
                                                ==========       ===========        ===============     ============
Balance at December 31, 1999                   $18,156,114    $  (14,290,581)     $             ---   $    6,411,044

Net Income                                             ---         1,659,281                    ---        1,659,281

Total Comprehensive Income                             ---               ---                    ---        1,659,281

Issuance of Common Stock                         4,193,333               ---                    ---        4,500,000

Conversion of preferred stock of
  subsidiary to common stock                     2,411,956               ---                    ---        2,721,489

Exercise of director stock option                    7,375               ---                    ---            9,875

Exercise of common stock purchase warrants         173,509               ---                    ---          217,511

Exercise of employee stock option                  142,304               ---                    ---          191,444

Director stock grant                                28,800               ---                    ---           30,000

Conversion of Series B preferred
  stock to common stock                              2,377               ---                    ---              ---
                                                ----------       -----------        ---------------     ------------
Balance at June 30, 2000                       $25,115,768    $  (12,631,300)     $             ---   $   15,740,644
                                                ==========       ===========        ===============     ============

  *Dividends are cumulative and arrearages amounted to $1,852,994 and $627,824 or $0.23 and $.12 per share at June 30, 2000 and 1999 respectively.

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999
                                   (Unaudited)


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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the six and three months ended June 30, 2000 and 1999.

The results of operations for the six and three month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE B - Conversion of Convertible Notes
----------------------------------------
On July 27, 2000, the Company announced its intention to call and convert approximately $12,900,000 in principal and interest in convertible notes into common stock of the Company at $4.00 per share. The Company notified the holders of the convertible notes that it intends to prepay the principal and accrued interest, plus a prepayment penalty of ten percent (10%)($645,000), on the Goodrich Petroleum - Lafitte, LLC portion of the notes, on August 17, 2000. In lieu of taking cash for the notes, the noteholders have the right to convert all of their principal and accrued interest into common stock of the Company at $4.00 per share. The conversion of the notes will increase stockholders equity by approximately $10,100,000 to approximately $25,841,000.

The Company has secured an underwriting to assist in the purchase of the notes of any of the noteholders that elect not to convert their principal and interest into the Company's common stock. Any notes purchased by the underwriters will be converted into the common stock of the Company at $4.00 per share. Two of the underwriters are, or are affiliates of, members of the Company's board. Each underwriter will receive 15,000 shares of the Company's common as compensation for their services. In addition, one of the underwriters will receive an additional 15,000 shares of common stock for their role as agent for the noteholders. The underwriters will then convert these notes into common stock of the Company at $4.00 per share.

NOTE C - Acquisition of Oil and Gas Properties
----------------------------------------------
On March 2, 2000, the Company completed its acquisition of working interests in the Burrwood and West Delta 83 Fields, comprising approximately 8,600 acres, in Plaquemines Parish, Louisiana for $1,650,000 and the assumption of the fields plugging and abandonment obligation estimated at $5,000,000. The Company acquired an approximate 95% working interest of all rights from the surface to approximately 10,600' and an approximate 47.5% working interest in the deep rights below 10,600'. In connection with the acquisition the Company secured a performance bond and established an escrow account to be used for the payment of obligations associated with the plugging and abandonment of the wells, salvage and removal of platforms and related equipment, and the site restoration of the fields. Required escrowed outlays include an initial cash payment of $750,000 and monthly cash payments of $70,000 beginning June 1, 2000 and continuing until June 1, 2005 subject to a redetermination at August 1, 2000. In addition, as part of the purchase agreement, the Company has agreed to shoot a 3-D seismic survey over the fields by June 30, 2001 or remit payment to the seller in the amount of $3,500,000. The cost of the seismic study is expected to be approximately $2,500,000 and the Company has escrowed cash compensating balances of $500,000 with Compass Bank to be used solely for payments or reimbursements of amounts expended in satisfaction of the seismic requirement.

NOTE D - Private Placement
--------------------------
On February 18, 2000, the Company completed a private placement of shares of its common stock resulting in net proceeds to the Company of $4,500,000. The Company issued 1,533,333 shares of common stock in an offering, which began on January 28, 2000. The $4,500,000 in offering proceeds, in addition to the Company's existing working capital and anticipated cash flow from operations, have been used to assist in the acquisition of and will be used in the development of the Burrwood and West Delta 83 fields, and to further develop the Lafitte field purchased in 1999. The Company owns an approximate 49% working interest in the Lafitte field in Jefferson Parish, Louisiana, which was acquired in September 1999.

Note E - Conversion of Preferred Units
--------------------------------------
On January 28, 2000, the Company notified holders of Goodrich Petroleum Company, LLC's Series A Preferred Units that it intended to call for redemption all the outstanding units which were convertible into the Company's common stock at $2.00 per share. On February 17, 2000, all of the holders of the Preferred Units, representing one hundred percent of the 300,000 of outstanding Units, converted the Units into approximately 1,550,000 shares of the common stock of Goodrich Petroleum Corporation. The conversion of the preferred units and private placement increased the Company's stockholders equity by approximately $7,200,000.

NOTE F - Lafitte Field Acquisition
----------------------------------
On September 23, 1999 the Company acquired an approximate 49% working interest in the Lafitte Field located in Jefferson Parish, Louisiana for $2,940,000. The field encompasses over 8,000 acres and is located approximately thirty miles south of New Orleans. The Company commenced development activities in the fourth quarter of 1999.

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

NOTE G - Commitments and Contingencies
--------------------------------------
The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean up of the site will be approximately $3.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of June 30, 2000, the Company has paid approximately $321,000 in costs related to this matter and $122,500 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean up of the site. There can be no assurance that the cost of clean up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

NOTE H - Income (Loss) Per Share
--------------------------------
Net income (loss) was used as the numerator in computing both basic and diluted income (loss) per Common share for the three and six months ended June 30, 2000 and 1999. The following table reconciles the weighted-average shares outstanding used for these computations.

                      Reconciliation of Shares Outstanding

                                     Three months               Six months
                                    ended June 30,             ended June 30,
                                ----------------------    ----------------------
                                   2000        1999          2000        1999
                                   ----        ----          ----        ----
    Basic Method...............  8,892,668   5,261,221    7,972,848   5,254,501
    Dilutive Stock Warrants....  2,822,658         ---    2,641,459         ---
    Dilutive Stock Options.....    341,960         ---      497,384         ---
                               -----------   ---------    ---------  ----------

    Diluted Method............. 12,057,286   5,261,221   11,111,691   5,254,501


The computations of earnings per share in the consolidated Statements of Income did not consider outstanding convertible notes convertible into 3,187,360 shares of common stock and convertible preferred stock convertible into 1,070,737 shares of common stock for the three and six months ended June 30, 2000 because the effects of these convertible securities would have improved the Company's earnings per share.

Beginning in 1999, the Company suspended dividend payments on its Series A and Series B convertible preferred stock. Dividends on both classes of its preferred stock are cumulative and arrearages amounted to $603,000 and $628,000 for the six months ended June 30, 2000 and 1999, respectively. Total cumulative arrearages amounted to $1,853,000 at June 30, 2000. Accordingly, undeclared dividends held in arrears have been considered in computing per share amounts applicable to common stockholders.

As of June 30, 2000, the Company had not paid dividends on the Series A preferred stock for six consecutive quarters. Accordingly, the Series A preferred holders are entitled to elect two members to the Company's board of directors.

NOTE I - Stock Option Plan
--------------------------
At the March 29, 2000 Board of Directors meeting, the Compensation Committee voted to accelerate the vesting schedule on options granted to employees on February 25, 1999. The vesting period for the applicable options was immediate and the total number of options affected was 235,698.

NOTE J - Income Taxes
---------------------
No provision for income taxes has been recorded for the Company for the six and three months ended June 30, 2000 and 1999 due to the availability of net operating loss carry forwards in 2000 and its incurring a net operating loss for the 1999 period. A valuation allowance has been provided for the amount of net operating losses incurred in 1999.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Changes in Results of Operations
--------------------------------
      Six months ended June 30, 2000 versus six months ended June 30, 1999


Total revenues for the six months ended June 30, 2000 amounted to $11,352,000 and were $5,581,000 higher than the $5,771,000 for the six months ended June 30, 1999 due to higher oil and gas revenues. Oil and gas sales were $5,458,000 higher due primarily to higher oil and gas prices and higher oil production slightly offset by lower gas production. Oil and gas sales were reduced by $1,038,000 in the six months ended June 30, 2000 as a result of settlement of the Company's outstanding futures contracts.

The following table reflects the production volumes and pricing information for the periods presented.

                               Six months                       Six months
                          ended June 30, 2000              ended June 30, 1999
                      Production    Average Price    Production    Average Price
   Gas (Mcf)........    1,489,061    $     3.18       1,564,419     $      1.95
   Oil (Bbls).......      262,025         24.15         203,326           12.60

Lease operating expense and production taxes were $3,045,000 for the six months ended June 30, 2000, versus $1,368,000 for the six months ended June 30, 1999, or $1,677,000 higher due primarily to higher oil and gas sales, additional costs associated with the Company's Lafitte and Burrwood/West Delta 83 Field acquisitions and higher lease operating costs associated with certain older, mature oil and gas fields. Depletion, depreciation and amortization was $2,568,000 for the six months ended June 30, 2000, versus $2,467,000 for the six months ended June 30, 1999, or $101,000 higher due to slightly higher depletion rates and higher oil volumes in the first six months of 2000 versus 1999.

Exploration expense for the six months ended June 30, 2000 was $726,000 versus $822,000 for the same period of 1999, or $96,000 lower due primarily to seismic costs and prospect depletion of $5,000 and $516,000 for the six months ended June 30, 2000 versus $73,000 and $564,000 in the same period in 1999.

Interest expense was $2,392,000 in the six months ended June 30, 2000 compared to $1,082,000 in the six months ended June 30, 1999 due to the Company having a higher effective interest rate and higher average debt outstanding for the six months ended June 30, 2000 as a result of the September 1999 private placement. The 2000 amount includes $511,000 of non cash expenses associated with the amortization of financing costs and detachable common stock purchase warrants issued in connection with the September 1999 private placement and amortization of the discount associated with the production payment liability recorded in connection with the Lafitte Field acquisition.

General and administrative expenses amounted to $1,197,000 in the six months ended June 30, 2000 versus $1,125,000 in the six months ended June 30, 1999.

The Company recorded a gain on the sale of certain non-core oil and gas properties located in Louisiana and Texas of $274,000 for the three months ended June 30, 2000. The Company incurred a loss on the sale of marketable equity securities of $519,000 for the six months ended June 30, 1999.

     Three months ended June 30, 2000 versus three months ended June 30,1999

Total revenues for the three months ended June 30, 2000 amounted to $6,678,000 and were $3,848,000 higher than the $2,830,000 for the three months ended June 30, 1999. Oil and gas sales were $3,792,000 higher due primarily to higher oil and gas prices and increased oil and gas production. Oil and gas sales were reduced by $553,000 in the three months ended June 30, 2000 as a result of the settlement of the Company's outstanding futures contracts.

The following table reflects the production volumes and pricing information for the periods presented.

                               Six months                       Six months
                          ended June 30, 2000              ended June 30, 1999
                      Production    Average Price    Production    Average Price
   Gas (Mcf)........    777,239      $     3.74       679,463       $      2.11
   Oil (Bbls).......    152,281           24.12        88,706             15.25

Lease operating expense and production taxes were $1,704,000 for the three months ended June 30, 2000, versus $701,000 for the three months ended June 30, 1999, or $1,003,000 higher due primarily to higher oil and gas sales, additional costs associated with the Company's Lafitte and Burrwood/West Delta 83 Field acquisitions and higher lease operating costs associated with certain older, mature oil and gas fields. Depletion, deprecation and amortization was $1,264,000 for the three months ended June 30, 2000, versus $1,158,000 for the three months ended June 30, 1999, or $106,000 higher than the second quarter of 1999 due to higher production volumes in the second quarter of 2000 versus 1999 offset by lower overall depletion rates.

The Company incurred $365,000 of exploration expense in the second quarter of 2000, compared to $423,000 in the second quarter of 1999, or $58,000 lower primarily due to prospect depreciation and seismic costs of $242,000 and $4,000, respectively in the three months ended June 30, 2000 versus $273,000 and $39,000 respectively, in the same period in 1999.

Interest expense was $1,210,000 in the three months ended June 30, 2000 compared to $562,000 in the second quarter of 1999 due to higher average debt outstanding for the quarter ended June 30, 2000 as a result of the September 1999 private placement. The 2000 amount includes $256,000 in non cash expenses associated with the amortization of financing costs and detachable common stock purchase warrants issued in connection with the September 1999 private placement and amortization of the discount associated with the production payment liability recorded in connection with the Lafitte Field acquisition.

General and administrative expenses amounted to $718,000 in the three months ended June 30, 2000 versus $561,000 in the second quarter of 1999 due to increased legal costs and the timing of certain other expenses.


Liquidity and Capital Resources
-------------------------------
Net cash provided by operating activities was $3,349,000 in the six months ended June 30, 2000 compared to $1,836,000 in the six months ended June 30, 1999. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

Net cash used in investing activities totaled $5,798,000 for the six months ended June 30, 2000 compared to $1,285,000 in 1999. The six months ended June 30, 2000 reflects capital expenditures paid totaling $5,026,000, cash paid in connection with the acquisition of oil and gas properties of $1,199,000, and proceeds from the sale of oil and gas properties of $426,000. The six months ended June 30, 1999 reflects capital expenditures paid totaling $1,526,000 and proceeds from the sales of marketable equitable securities of $240,000.

Net cash provided by financing activities was $1,473,000 for the six months ended June 30, 2000 as compared to net cash used in financing activities of $600,000 in the prior year period. The 2000 amount includes proceeds from the issuance of common stock of $4,500,000 and paydowns by the Company under its line of credit of $1,925,000. The 2000 amount includes changes in restricted cash of $1,320,000, proceeds from the exercise of stock purchase warrants and director options of 227,000 and the exercise of employee stock options of $191,000. The 2000 amount also includes production payments of $171,000 and payment of debt financing costs of $30,000. The 1999 amount includes pay downs of $600,000 by the Company under its line of credit.


Compass Credit Facility
-----------------------
On March 2, 2000 the Company amended its credit agreement with Compass Bank. The amended facility provides for a Borrowing Base of $27,100,000 with continued monthly reductions of $300,000, until July 1, 2001. On June 30, 2000, the amount outstanding under the credit facility was $25,165,000. The maturity date for amounts drawn under the bank credit facility is July 1, 2001 with no borrowing base redeterminations conducted prior to that date. Interest on the credit facility is the Compass Bank Index Rate plus 5/8%.

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

Capital Expenditures
--------------------
The Company had $6,224,000 in capital expenditures in the six months ended June 30, 2000. The Company's budget for 2000 capital expenditures was set at the beginning of the year at $12,500,000. Such budget is under constant review during the year and could change due to actual and estimated cash flow, commodity prices, business opportunities and other factors. The Company expects to fund capital expenditures for the remainder of 2000 from operating cash flow, cash and other financing arrangements.

Stock Listing
-------------
On July 28, 1999 the Company was notified by the New York Stock Exchange that it had revised its minimum financial criteria for listed companies and the time frame required for listed companies to become compliant. In addition, the Company was informed that it was not in compliance with the revised criteria. The Company submitted a revised twelve-month business plan to the Exchange in response to the notice on September 10, 1999. The business plan was accepted by the New York Stock Exchange and is being monitored by the Exchange for compliance on a quarterly basis. The short-term nature of the business plan may make it difficult to adhere to this business plan. If the Company fails to do so, there can be no assurance that the New York Stock Exchange will not delist the Company's common stock.

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

           Quantitative and Qualitative Disclosures about Market Risk
           ----------------------------------------------------------

Debt and debt-related derivatives
---------------------------------

The Company is exposed to interest rate risk on its long-term debt with variable interest rates. Based on the overall interest rate exposure on variable rate debt at June 30, 2000 a hypothetical 2% change in the interest rates would increase annual interest expense by approximately $503,000.

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

As of June 30, 2000, the Company's open forward position on its outstanding crude oil hedging contracts was as follows:

(a) 350 barrels of oil per day with a no cost "collar" of $19.00 and $21.00 per barrel through December 2000;

(b) 150 barrels of oil per day with a no cost "collar" of $18.20 and $20.20 per barrel through December 2000; and.

(c) 500 barrels of oil per day with a no cost "collar" of $21.00 and $29.00 per barrel beginning May 2000 through September 2000.

(d) 500 barrels of oil per day with a no cost "collar" of $20.00 and $28.40 per barrel beginning January 2001 through December 2001.

At June 30, 2000 the Company's open forward position on its outstanding crude oil hedging contracts was 1,000 bbl per day at an average price of $25.06. The fair value of the crude oil hedging contracts in place at June 30, 2000 resulted in a liability of $933,000.

Subsequent to June 30, 2000 the Company entered into additional futures contracts as follows:

(a) 500 barrels of oil per day with a no cost "collar" of $25.00 to $32.44 per day beginning October 2000 through December 2000, and

(b) 300 barrels of oil per day with a no cost "collar" of $23.00 and $29.55 per barrel beginning January 2001 through December 2001.

As of June 30, 2000, the Company's open forward position on its outstanding natural gas hedging contracts was as follows:

(a) 5,000 Mcf per day with a "floor" price of $2.50 per Mcf through September 2000. The cost of the "floor" contract hedge is $0.23 per Mcf over the "floor" price;

(b) 6500 MMBtu of gas per day with a no cost "collar" of $3.70 and $4.53 per MMBtu beginning October 2000 through December 2000; and

(c) 5000 MMBtu of gas per day with a no cost "collar" of $3.05 and $4.45 per MMBtu beginning January 2001 through December 2001.

At June 30, 2000 the average price on its outstanding gas hedging contracts was $3.90. The fair value of the natural gas hedging contracts in place at June 30, 2000 resulted in a liability of $113,000.

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

          None

Item 3.  Defaults Upon Senior Securities.

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company was held on May 18, 2000. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld, and abstaining or not voting as to each matter.

Election of Class II Directors
------------------------------

                                           FOR                    WITHHELD
                                           ---                    --------
Henry Goodrich                           6,481,660                  53,582
Patrick E. Malloy, III                   6,486,221                  49,021

Ratification  of the  amendment  to the  Company's  1995  Stock  Option  Plan to
--------------------------------------------------------------------------------
increase  the  number of shares of common  stock  available  for  issuance  from
--------------------------------------------------------------------------------
375,000 to 1,175,000
--------------------
               FOR                       AGAINST                        WITHHELD
               ---                       -------                        --------

             4,237,448                   161,228                         43,473

Ratification of the appointment of KPMG Peat Marwick LLP as the Company's
-------------------------------------------------------------------------------
independent auditors for 2000
-----------------------------

                      FOR                   AGAINST                WITHHELD
                      ---                   -------                --------
                   6,514,962                 16,670                 3,610

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






                                              GOODRICH PETROLEUM CORPORATION
                                                       (registrant)



                                              /s/  Walter G. Goodrich
-----------------------------------           -------------------------
                Date                          Walter G. Goodrich, President and
                                                       Chief Executive Officer


                                              /s/  Roland L. Frautschi
-----------------------------------           -------------------------
                Date                          Roland L. Frautschi, Senior Vice
                                              President, Chief Financial Officer
                                                        and Treasurer