Form 10-Q
period 2000-09-30
GOODRICH PETROLEUM CORP
filed 2000-11-14
CIK 943861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           September 30, 2000
                              -------------------------------------------------
                                                        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------
Commission File Number:                          1-7940
                         -------------------------------------------------------

                         Goodrich Petroleum Corporation
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------
            Delaware                                       76-0466193
--------------------------------            ------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer ID. No.)
        incorporation or organization)

815 Walker,  Suite 1040, Houston, Texas                   77002
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     At November 13, 2000, there were 13,315,522 shares of Goodrich Petroleum Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                               September 30, 2000
                                      INDEX



                                                                       Page No.
                         PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements.

Consolidated Balance Sheets
   September 30, 2000 (Unaudited) and December 31, 1999...........         3-4

Consolidated Statements of Operations (Unaudited)
   Nine Months Ended September 30, 2000 and 1999..................           5

   Three Months Ended September 30, 2000 and 1999.................           6

Consolidated Statements of Cash Flows (Unaudited)
   Nine Months Ended September 30, 2000 and 1999..................           7

Consolidated Statements of Stockholders' Equity and
    Comprehensive Income(Unaudited)
   Nine Months Ended September 30, 2000 and 1999..................           8

Notes to Consolidated Financial Statements........................        9-12

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                  13-19

Item 3.  Quantitative and Qualitative Disclosure about Market Risk          19


                               PART II - OTHER INFORMATION                  20


Item 2.  Changes in Securities and Use of Proceeds.

Item 6.  Exhibits and Reports on Form 8-K

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                      September 30, December 31,
                                                         2000          1999
                                                         ----          ----
                                                      (Unaudited)
                         ASSETS
CURRENT ASSETS
 Cash and cash equivalents...........................$  2,030,396  $  5,929,229
 Accounts receivable
   Trade and other, net of allowance.................   1,107,992       669,741
   Accrued oil and gas revenue.......................   4,796,421     1,937,711
 Prepaid insurance and other.........................     147,990        53,806
                                                      -----------   -----------
       Total current assets..........................   8,082,799     8,590,487
                                                      -----------   -----------


PROPERTY AND EQUIPMENT
 Oil and gas properties (successful efforts method)..  76,030,100    65,401,168
 Furniture, fixtures and equipment...................     229,162       213,524
                                                      -----------   -----------
                                                       76,259,262    65,614,692
 Less accumulated depletion, depreciation
   and amortization.................................. (24,097,747)  (19,566,835)
                                                      ------------  -----------
       Net property and equipment....................  52,161,515    46,047,857
                                                      -----------   -----------

OTHER ASSETS
 Restricted Cash.....................................   1,030,000           ---
 Deferred Taxes......................................   1,655,032           ---
 Other ..............................................     329,384     1,620,208
                                                      -----------   -----------
       Total Other Assets............................   3,014,416     1,620,208
                                                      -----------   -----------

              TOTAL ASSETS...........................$ 63,258,730  $ 56,258,552
                                                      ===========   ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                                                    September 30,   December 31,
                                                        2000            1999
                                                        ----            ----
                                                    (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current portion of long term debt................ $   3,600,000  $   3,600,000
 Accounts payable.................................     5,063,377      2,711,746
 Accrued liabilities..............................     1,241,862      1,326,995
 Current portion other non-current liabilities....     1,240,454      1,182,306
                                                     -----------    -----------
       Total current liabilities..................    11,145,693      8,821,047
                                                     -----------    -----------

LONG TERM DEBT    ................................    20,265,000     33,353,117

OTHER NON-CURRENT LIABILITIES
 Production payment payable.......................       697,902      1,630,784
 Accrued abandonment costs........................     3,452,855      3,108,281
 Accrued interest long term debt..................           ---        251,154

PREFERRED STOCKHOLDERS EQUITY IN A
 SUBSIDIARY COMPANY...............................           ---      2,683,125

STOCKHOLDERS' EQUITY
 Preferred stock; authorized 10,000,000 shares:
    Series A convertible preferred stock, par
       value $1.00 per share; issued and out-
       standing 796,318 shares (liquidation
       preference $10 per share, aggregating
       to $7,963,180).............................       796,318        796,318
    Series B convertible preferred stock, par
       value $1.00 per share; issued and out-
       standing 660,839 and 665,759 shares,
       respectively (liquidation preference $10
       per share, aggregating to $6,608,839)......       660,839        665,759
    Common stock, par value $0.20 per share;
       authorized 25,000,000 shares; issued
       and outstanding 12,315,522 and 5,417,171
       shares, respectively.......................     2,463,104      1,083,434
    Additional paid-in capital....................    34,894,343     18,156,114
    Accumulated deficit...........................   (11,117,324)   (14,290,581)
                                                     -----------    -----------
              Total stockholders' equity..........    27,697,280      6,411,044
                                                     -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY... $  63,258,730  $  56,258,552
                                                      ===========    ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                           2000         1999
                                                           ----         ----
REVENUES
  Oil and gas sales.................................. $ 19,656,078    9,198,913
Other................................................      382,229      204,074
                                                        ----------   ----------
        Total revenues...............................   20,038,307    9,402,987
                                                        ----------   ----------

EXPENSES
  Lease operating expense and production taxes.......    5,000,863    2,007,520
Depletion, depreciation and amortization.............    4,227,460    3,549,541
  Exploration........................................    2,084,469    1,295,032
  Interest expense...................................    3,696,048    1,678,186
  General and administrative.........................    1,711,525    1,617,350
  Preferred dividend requirements of a subsidiary....       38,364          ---
                                                        ----------   ----------
        Total costs and expenses.....................   16,758,729   10,147,629
                                                        ----------   ----------

GAIN (LOSS) ON SALE OF ASSETS........................      307,299     (519,495)

INCOME (LOSS) BEFORE INCOME TAXES....................    3,586,877   (1,264,137)
  Income tax benefit.................................   (1,655,032)         ---
                                                        -----------  ----------

NET INCOME (LOSS) ...................................    5,241,909   (1,264,137)

  Preferred stock dividends..........................      886,685      941,736
                                                        ----------   ----------

INCOME (LOSS) APPLICABLE TO COMMON STOCK............. $  4,355,224   (2,205,873)
                                                        ==========   ===========

BASIC INCOME (LOSS) PER AVERAGE COMMON SHARE ........          .49         (.42)
                                                        ==========   ===========

DILUTED INCOME (LOSS) PER AVERAGE COMMON SHARE ......          .35         (.42)
                                                        ==========   ===========

AVERAGE COMMON SHARES OUTSTANDING - BASIC............    8,873,159    5,262,320

AVERAGE COMMON SHARES OUTSTANDING - DILUTED..........   15,050,900    5,262,320

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                          2000          1999
                                                          ----          ----
REVENUES
 Oil and gas sales................................. $  8,590,027      3,591,091
 Other.............................................       96,349         40,671
                                                      ----------     ----------
       Total revenues..............................    8,686,376      3,631,762
                                                      ----------     ----------

EXPENSES
 Lease operating expense and production taxes......    1,956,296        639,986
 Depletion, depreciation and amortization..........    1,659,354      1,082,585
 Exploration.......................................    1,358,282        472,958
 Interest expense..................................    1,304,055        596,014
 General and administrative........................      514,268        492,090
                                                      ----------     ----------
       Total costs and expenses....................    6,792,255      3,283,633
                                                      ----------     ----------

GAIN ON SALE OF ASSETS.............................       33,475            ---
                                                      ----------     ----------

INCOME BEFORE INCOME TAXES.........................    1,927,596        348,129
Income tax benefit.................................   (1,655,032)           ---
                                                      -----------    ----------

NET INCOME ........................................    3,582,628        348,129

 Preferred stock dividends.........................      295,562        313,912
                                                      ----------     ----------

INCOME APPLICABLE TO COMMON STOCK.................. $  3,287,066         34,217
                                                      ==========     ==========

BASIC INCOME PER AVERAGE COMMON SHARE ............. $        .31            .01
                                                      ==========     ==========

DILUTED INCOME PER AVERAGE COMMON SHARE ........... $        .23            .01
                                                      ==========     ==========

AVERAGE COMMON SHARES OUTSTANDING - BASIC..........   10,644,423      5,277,705

AVERAGE COMMON SHARES OUTSTANDING - DILUTED........   15,505,616      5,277,705


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Nine Months
                                                           Ended September 30,
                                                           2000          1999
                                                           ----          ----
OPERATING ACTIVITIES
 Net income (loss).....................................$  5,241,909  (1,264,137)
 Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
      Depletion, depreciation and amortization.........   4,227,460   3,549,541
      Amortization of leasehold costs..................     762,914     841,321
 Amortization of deferred debt-financing...............     300,292         ---
    Deferred tax benefit...............................  (1,655,032)        ---
    Accrued interest and other charges on private
      placement borrowings.............................     973,631         ---
    Amortization of detachable stock purchase warrants.     357,016         ---
    Amortization of production payment discount........     177,999         ---
    Preferred dividend requirement of a subsidiary.....      38,364         ---
    (Gain) Loss on sale of asset.......................    (307,299)    519,495
    Director stock grant...............................      30,000      30,000
    Capital expenditures charged to income.............     954,640     119,800
    Payment of contingent liability....................         ---     (68,636)
                                                        -----------  -----------
                                                         11,101,894   3,727,384
    Net change in:
    Accounts receivable................................  (3,296,961)  1,032,251
    Prepaid insurance and other........................    (107,103)    159,344
    Accounts payable  .................................   2,321,635  (5,124,999)
    Accrued liabilities................................     (55,133)   (868,960)
    Other liabilities..................................    (484,525)        ---
                                                        ------------ ----------
   Net cash provided by(used in)operating activities.   9,479,807    (1,074,980)
                                                        ------------ ----------

INVESTING ACTIVITIES
 Proceeds from sales of assets.........................     459,526     240,105
 Acquisition of oil and gas properties.................  (1,198,631) (3,719,021)
 Capital expenditures.................................. (10,783,174) (1,861,980)
                                                        ------------ -----------
   Net cash used in investing activities............... (11,522,279) (5,340,896)
                                                        ------------ -----------

FINANCING ACTIVITIES
 Proceeds from private placement of common stock.......   4,500,000         ---
 Principal payments of bank borrowings.................  (3,225,617) (1,500,000)
 Preferred stock dividends.............................  (2,068,652)        ---
 Proceeds from Private Placement borrowings............         ---  12,000,000
 Proceeds from preferred stock issue...................         ---   3,000,000
 Payment of private placement financing costs..........         ---  (1,133,612)
 Exercise of stock purchase warrants...................     249,322         ---
 Exercise of employee stock options....................     191,444         ---
 Exercise of director stock options....................       9,875         ---
 Net change in restricted cash.........................  (1,030,000)        ---
 Production payments...................................    (452,733)        ---
 Payment of debt restructure costs.....................     (30,000)        ---
                                                        -----------  ----------
   Net cash provided by (used in)financing activities..  (1,856,361) 12,366,388
                                                        -----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...  (3,898,833)  5,950,512

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......   5,929,229      95,630
                                                        -----------  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............$  2,030,396   6,046,142
                                                        ===========  ==========
NON-CASH ACTIVITIES
 Conversion of net carrying amount of notes payable
      and accrued interest.............................  10,130,349         ---

 Acquisition of oil and gas properties and assumption
      of related liabilities...........................         ---   6,036,342
 Costs of private placement............................         ---     355,800
 Accrued capital expenditures and financing costs......         ---     576,536

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                   Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                    Series A*             Series B*
                                                 Preferred Stock       Preferred Stock           Common Stock
                                                 ---------------       ---------------           ------------
                                               Number of      Par      Number of     Par     Number of        Par
                                                 Shares      Value      Shares      Value     Shares         Value
Balance at December 31, 1998                   796,318  $   796,318  750,000  $   750,000   5,247,705  $  1,049,541

Net Loss                                           ---          ---      ---          ---         ---           ---
Realized loss on sale of marketable securities     ---          ---      ---          ---         ---           ---
Total Comprehensive Income (Loss)                  ---          ---      ---          ---         ---           ---
Directors stock grant                              ---          ---      ---          ---      30,000         6,000

Balance at September 30, 1999                  796,318  $   796,318  750,000  $   750,000   5,277,705  $  1,055,541
                                               -------      -------  -------      -------  ----------     ---------
Balance at December 31, 1999                   796,318  $   796,318  665,759  $   665,759   5,417,171  $  1,083,434

Net Income                                         ---          ---      ---          ---         ---           ---
Total Comprehensive Income                         ---          ---      ---          ---         ---           ---
Issuance of Common Stock                           ---          ---      ---          ---   1,533,333       306,667
Conversion of preferred stock of
  subsidiary to common stock                       ---          ---      ---          ---   1,547 665       309,533
Exercise of director stock option                  ---          ---      ---          ---      12,500         2,500
Conversion of Notes Payable and issuance of
   Common Stock in connection therewith            ---          ---      ---          ---   3,295,647       659,130
Preferred Stock Dividends                          ---          ---      ---          ---         ---           ---
Exercise of Common Stock Purchase Warrants         ---          ---      ---          ---     252,022        50,403
Exercise of employee stock option                  ---          ---      ---          ---     245,698        49,140
Director stock grant                               ---          ---      ---          ---       6,000         1,200
Conversion of Series B preferred
  stock to common stock                            ---          ---   (4,920)      (4,920)      5,486         1,097
                                               -------      -------  -------      -------  ----------     ---------
Balance at September 30, 2000                  796,318  $   796,318  660,839  $   660,839  12,315,522  $  2,463,104
                                               -------      -------  -------      -------  ----------     ---------

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                   Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                   Accumulated
                                                                             Other Comprehensive Loss
                                                   Additional                 Unrealized Gain (Loss)      Total
                                                    Paid-In      Accumulated       on Marketable      Stockholders'
                                                    Capital        Deficit       Equity Securities       Equity
                                                    -------        -------       -----------------       ------
Balance at December 31, 1998                   $15,226,027     $ (12,461,598)        $     (400,900)     $ 4,959,388

Net Loss                                               ---        (1,612,265)                   ---       (1,612,265)
Realized loss on sale of marketable securities         ---               ---                400,900          400,900
Total Comprehensive Income (Loss)                      ---               ---                    ---       (1,211,365)
Directors stock grant                               24,000               ---                    ---           30,000
                                                ----------       -----------        ---------------     ------------
Balance at September 30, 1999                  $15,250,027    $  (14,073,863)     $             ---   $    3,778,023
                                                ==========       ===========        ===============     ============
Balance at December 31, 1999                   $18,156,114    $  (14,290,581)     $             ---   $    6,411,044

Net Income                                             ---         5,241,909                    ---        5,241,909
Total Comprehensive Income                             ---               ---                    ---        5,241,909
Issuance of Common Stock                         4,193,333               ---                    ---        4,500,000
Conversion of preferred stock of
  subsidiary to common stock                     2,411,956               ---                    ---        2,721,489
Exercise of director stock option                    7,375               ---                    ---            9,875
Conversion of Notes Payable and issuance of
  Common Stock in connection therewith           9,751,719               ---                    ---       10,410,849
Preferred Stock Dividends                              ---        (2,068,652)                   ---       (2,068,652)
Exercise of common stock purchase warrants         198,919               ---                    ---          249,322
Exercise of employee stock option                  142,304               ---                    ---          191,444
Director stock grant                                28,800               ---                    ---           30,000
Conversion of Series B preferred
  stock to common stock                              3,823               ---                    ---              ---
                                                ----------       -----------        ---------------     ------------
Balance at September 30, 2000                  $34,894,343    $  (11,117,324)     $             ---   $   27,697,280
                                                ==========       ===========        ===============     ============

*Dividends are cumulative and arrearages amounted to $941,726, or $.12 per share at September 30, 1999
                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 2000 and 1999
                                   (Unaudited)

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the nine and three months ended September 30, 2000 and 1999.

The results of operations for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE B - Conversion of Convertible Notes
----------------------------------------
On August 17, 2000, the holders of approximately $12,943,000 of principle and accrued interest on convertible notes issued by two of the Company's subsidiaries in a private placement in September 1999 converted their notes into 3,235,647 shares of the Company's common stock. The conversion of the notes increased stockholders equity by approximately $10,130,000, inclusive of approximately $1,033,000 in remaining deferred loan financing costs which have been eliminated.

The Company arranged a standy-by underwriting to finance the purchase of convertible notes from noteholders that elected not to convert their notes into the Company's common stock. Notes purchased by the underwriters were subsequently converted into shares of the Company's common stock on the same terms as the notes originally tendered for conversion. Two of the underwriters are, or are affiliates of, members of the Company's board. Each underwriter received 15,000 shares of the Company's common stock as compensation for their services. In addition, one of the underwriters received an additional 15,000 shares of common stock for their role as agent for the noteholders. The Company issued 60,000 shares of common stock as consideration for underwriting and noteholder agent assistance relative to the conversion of the notes, which resulted in a charge to interest expense of $280,500.

NOTE C - Acquisition of Oil and Gas Properties
----------------------------------------------
On March 2, 2000, the Company completed its acquisition of working interests in the Burrwood and West Delta 83 Fields, comprising approximately 8,600 acres, in Plaquemines Parish, Louisiana for net purchase price of $1,198,000 and the assumption of the fields plugging and abandonment obligation estimated at $5,000,000. The Company acquired an approximate 95% working interest of all rights from the surface to approximately 10,600' and an approximate 47.5% working interest in the deep rights below 10,600'. In connection with the acquisition the Company secured a performance bond and established an escrow account to be used for the payment of obligations associated with the plugging and abandonment of the wells, salvage and removal of platforms and related equipment, and the site restoration of the fields. Required escrowed outlays include an initial cash payment of $750,000 and monthly cash payments of $70,000 beginning June 1, 2000 and continuing until June 1, 2005. In addition, as part of the purchase agreement, the Company has agreed to shoot a 3-D seismic survey over the fields by June 30, 2001 or remit payment to the seller in the amount of $3,500,000. The 3-D seismic survey began in July 2000 and is approximately 40% complete at September 30, 2000. The Company anticipates that the seismic survey will be completed on or before June 30, 2001. The cost of the seismic survey is expected to be approximately $2,500,000 and the Company has incurred seismic study costs of approximately $1,250,000 through September 30, 2000.

NOTE D - Private Placement
--------------------------
On February 18, 2000, the Company completed a private placement of 1,500,000 shares of its common stock resulting in net proceeds to the Company of $4,500,000. The net proceeds from the offering, in addition to the Company's existing working capital and anticipated cash flow from operations, have been used to assist in the acquisition and development of the Burrwood and West Delta 83 fields, and to further develop the Lafitte field purchased in 1999. The Company owns an approximate 49% working interest in the Lafitte field in Jefferson Parish, Louisiana, which was acquired in September 1999.

Note E - Conversion of Preferred Units
--------------------------------------
On January 28, 2000, the Company notified holders of Goodrich Petroleum Company, LLC's Series A Preferred Units that it intended to call for redemption all the outstanding units which were convertible into the Company's common stock at
$2.00 per share. On February 17, 2000, all of the holders of the 300,000 outstanding Preferred Units, converted their Units into approximately 1,550,000 shares of the Company's common stock. The conversion of the preferred units and private placement increased the Company's stockholders equity by approximately $7,200,000.

NOTE F - Income (Loss) Per Share
--------------------------------
Net income (loss) was used as the numerator in computing both basic and diluted income (loss) per Common share for the three and nine months ended September 30, 2000 and 1999. The following table reconciles the weighted-average shares outstanding used for these computations.

                      Reconciliation of Shares Outstanding
                      ------------------------------------

                                  Three months             Nine months
                               ended September 30,     ended September 30,
                               -------------------     -------------------
                                2000        1999        2000        1999
                                ----        ----        ----        ----

  Basic Method............  10,644,423   5,277,705    8,873,159   5,262,320
  Dilutive Stock Warrants.   2,744,955         ---    2,757,535         ---
  Dilutive Stock Options..     396,770         ---      653,787         ---
  Convertible Debt........   1,719,468         ---    2,766,419         ---
                           -----------  ----------  -----------  ----------

  Diluted Method..........  15,505,616    5,277,705  15,050,900   5,262,320

The computations of earnings per share in the consolidated Statements of Income did not consider outstanding convertible preferred stock convertible into 1,068,661 shares of common stock for the three and nine months ended September 30, 2000 because the effects of these convertible securities would have improved the Company's earnings per share.

On September 29, 2000, the Company paid an aggregate of approximately $1.8 million of dividend arrearages and $296,000 of regular quarterly dividends on its outstanding series of preferred stock. These payments brought the Company current on both series of preferred stock. Ongoing quarterly dividend payments on each of the Company's series of preferred stock are subject to the terms and conditions of its credit facility.

During 1999 cash dividend payments on its Series A and Series B convertible preferred stock were suspended. Dividends in arrears amounted to $942,000 and $314,000 for the nine and three months ended September 30, 1999.

NOTE G - Commitments and Contingencies
--------------------------------------
The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean up of the site will be approximately $3.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of September 30, 2000, the Company has paid approximately $321,000 in costs related to this matter and $122,500 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean up of the site. There can be no assurance that the cost of clean up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

On October 17, 2000, the Company reached an agreement with all of the holders of its Series B preferred stock to exchange each share of Series B preferred stock for 1.8 shares of the Company's common stock. The exchange offer is contingent upon, and is expected to close concurrently with, the Company's public offering (See Note I). The exchange will result in the issuance of 1,189,510 shares of the Company's common stock.

NOTE H - Income Taxes
---------------------
The Company recorded a net deferred tax asset of approximately $1.6 million in the three months ended September 30, 2000 based on projections for generating sufficient taxable income prior to expiration of net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of valuation allowance provided, will be realized.

No provision for income taxes has been recorded by the Company for the nine and three months ended September 30, 1999 due to its incurring a net operating loss for the 1999 period. A valuation allowance was provided for the amount of net operating losses incurred in 1999.

NOTE I - Subsequent Events
--------------------------
On September 29, 2000, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a public offering of its common stock. On October 23, 2000, the Company completed a private placement of 1,000,000 shares of common stock at $5.00 per share. Net proceeds from the private placement amounted to $4,650,000 and will be used primarily to accelerate the development of the Company's Burrwood and West Delta 83 fields. An affiliate of a member of the Company's board of directors received $250,000 in compensation for its service in placing the shares in the private placement.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                       -----------------------------------

Nine months ended September 30, 2000 versus nine months ended September 30, 1999
--------------------------------------------------------------------------------

Total revenues for the nine months ended September 30, 2000 amounted to $20,038,000 and were $10,635,000 higher than the $9,403,000 for the nine months ended September 30, 1999 due to higher oil and gas sales. Oil and gas sales were $19,656,000 for the first nine months of 2000 compared to $9,199,000 for the first nine months of 1999, or $10,457,000 higher due to increased production volumes and higher oil and gas prices. Oil and gas sales were reduced by $1,763,000 in the nine months ended September 30, 2000 as a result of settlement of the Company's outstanding futures contracts.

The following table reflects the production volumes and pricing information for the periods presented.

                                 Nine months                 Nine months
                         ended September 30, 2000     ended September 30, 1999
                         ------------------------     ------------------------
                       Production    Average Price   Production    Average Price
                       ----------    -------------   ----------    -------------

  Gas (Mcf)...........  2,453,378   $     3.57         2,239,634   $    2.25
  Oil (Bbls)..........    435,607   $    25.02           287,159   $   14.47


Lease operating expense and production taxes were $5,001,000 for the nine months ended September 30, 2000, versus $2,008,000 for the nine months ended September 30, 1999, or $2,993,000 higher due primarily to higher oil and gas sales, additional costs associated with the Company's Lafitte and Burrwood/West Delta 83 Field acquisitions and higher lease operating costs associated with certain mature oil and gas fields. Depletion, depreciation and amortization was $4,227,000 for the nine months ended September 30, 2000, versus $3,550,000 for the nine months ended September 30, 1999, or $677,000 higher due to increased capitalized costs and higher production volumes in the nine months ended 2000 versus 1999.

Exploration expense for the nine months ended September 30, 2000 was $2,084,000 versus $1,295,000 for the same period of 1999 or $789,000 higher due primarily to seismic costs of $796,000 in the current period compared to $51,000 the same period of 1999. Additionally, leasehold amortization and dry hole costs amounted to $763,000 and $158,000 respectively, for the nine months ended September 30, 2000 versus $841,000 and $68,000 for the same period in 1999.

Interest expense was $3,416,000 in the nine months ended September 30, 2000 compared to $1,678,000 in the nine months ended September 30, 1999, or $1,738,000 higher due to higher average debt outstanding debt for the nine months ended September 30, 2000. The 2000 amount includes $845,000 of non cash expenses associated with the amortization of financing costs and detachable common stock purchase warrants issued in connection with the September 1999 private placement and amortization of the discount associated with the production payment liability recorded in connection with the Lafitte Field acquisition.

General and administrative expenses amounted to $1,711,000 in the nine months ended September 30, 2000 versus $1,617,000 in the nine months ended September 30, 1999.

The Company recorded a gain of $307,000 on the sale of certain non-core oil and gas properties of $307,000 for the nine months ended September 30, 2000. The Company incurred a loss on the sale of marketable equity securities of $519,000 for the nine months ended September 30, 1999.

On September 29, 2000, the Company paid an aggregate of approximately $1.8 million of dividend arrearages and $296,000 of regular quarterly dividends on its outstanding series of preferred stock. These payments brought the Company current as to dividends on both series of preferred stock.

           Three months ended September 30, 2000 versus three months
                            ended September 30,1999
--------------------------------------------------------------------------------

Total revenues for the three months ended September 30, 2000 amounted to $8,686,000 and were $5,054,000 higher than the $3,632,000 for the three months ended September 30, 1999 due to higher oil and gas sales. Oil and gas sales were $8,590,000 for the quarter ended September 30, 2000 due to increased production volumes and higher oil and gas prices. Oil and gas sales were reduced by $725,000 in the three months ended September 30, 3000 as a result of settlement of the Company's outstanding futures contracts.

The following table reflects the production volumes and pricing information for the periods presented.

                               Three months                  Three months
                         ended September 30, 2000      ended September 30, 1999
                       Production     Average Price  Production    Average Price

    Gas (Mcf)........    964,317      $    4.17        675,215      $   2.96
    Oil (Bbls).......    173,582      $   26.33         83,833      $  19.00

Lease operating expense and production taxes were $1,956,000 for the three months ended September 30, 2000, versus $640,000 for the three months ended September 30, 1999, or $1,316,000 higher due primarily to higher oil and gas sales, additional costs associated with the Company's Lafitte and Burrwood/West Delta 83 Field acquisitions and higher lease operating costs associated with certain mature oil and gas fields. Depletion, depreciation and amortization was $1,659,000 for the three months ended September 30, 2000, versus $1,083,000 for the three months ended September 30, 1999, or $576,000 higher due to increased capitalized costs and higher production volumes in the current period compared to the prior period.

The Company incurred $1,358,000 of exploration expense in the third quarter of 2000, compared to $473,000 in the third quarter of 1999, or $885,000 higher primarily due to seismic costs of $792,000 in the third quarter of 2000 versus $22,000 in 1999. Additionally, dry hole costs amounted to $158,000 in the third quarter of 2000 compared to $98,000 for the same period in 1999.

Interest expense was $1,024,000 in the three months ended September 30, 2000 compared to $596,000 in the third quarter of 1999 due to higher average debt outstanding in the 2000 period. The 2000 amount includes $203,000 of non cash expenses associated with the amortization of financing costs and detachable common stock purchase warrants issued in connection with the September 1999 private placement and amortization of the discount associated with the production payment liability recorded in connection with the Lafitte Field acquisition.

General and administrative expenses amounted to $514,000 in the three months ended September 30, 2000 versus $492,000 in the third quarter of 1999.


Liquidity and Capital Resources
-------------------------------
Net cash provided by operating activities was $9,480,000 in the nine months ended September 30, 2000 compared to net cash used in operating activities of $1,075,000 in the nine months ended September 30, 1999. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

Net cash used in investing activities totaled $11,522,000 for the nine months ended September 30, 2000 compared to $5,341,000 in 1999. The nine months ended September 30, 2000 reflects capital expenditures totaling $10,783,000, cash paid in connection with the acquisition of oil and gas properties of $1,199,000, and proceeds from the sale of oil and gas properties of $460,000. The nine months ended September 30, 1999 reflects capital expenditures totaling $1,826,000, cash paid in connection with the acquisition of oil and gas properties of $3,719,000, and proceeds from the sales of marketable equity securities of $240,000.

Net cash used in financing activities was $1,856,000 for the nine months ended September 30, 2000 as compared to net cash provided by financing activities of $12,366,000 in the prior year period. The 2000 amount includes proceeds from the issuance of common stock of $4,500,000 and paydowns by the Company under its line of credit of $3,226,000. The 2000 amount includes changes in restricted cash of $1,030,000, proceeds from the exercise of stock purchase warrants and director options of $249,000 and the exercise of employee stock purchase warrants and options of $452,000. The 2000 amount also includes production payments of $453,000 and payment of debt financing costs of $30,000. The 1999 amount includes proceeds from the issuance of convertible notes of $12,000,000 and proceeds from the issuance of preferred stock of $3,000,000. The amount also includes debt financing costs of $1,134,000 and pay downs of $1,500,000 by the Company under its line of credit.

The Company's current liabilities exceeded its current assets at September 30, 2000 by $3,063,000, which includes anticipated principle reductions on its credit facility of $3,600,000. Current liabilities also include the estimated current portion of production payments to be netted from the Company's Lafitte field production. Based on operating cash flow and alternative sources for funding capital expenditures, including the October 23, 2000 private placement of common stock, the Company expects to be able to meet its current obligations as they become due.

Compass Credit Facility
-----------------------
The Compass credit facility provides for a Borrowing Base of $27,100,000 with continued monthly reductions of $300,000, until November 1, 2001, as amended on November 1, 2000. On September 30, 2000, the amount outstanding under the credit facility was $23,865,000. The maturity date for amounts drawn under the bank credit facility is November 1, 2001. Interest on the credit facility is the Compass Bank Index Rate plus 5/8%. The revised credit facility requires the net proceeds of asset sales be used to extinguish outstanding principle and interest under the borrowing base. Substantially all of the Company's assets are pledged to secure this credit facility.

Capital Expenditures
--------------------
The Company had $10,783,000 in capital expenditures in the nine months ended September 30, 2000. The Company anticipates that total capital expenditures for 2000 will approximate $15,000,000 and has revised its 2000 capital expenditure budget accordingly. Such budget is under constant review during the year and could change due to actual and estimated cash flow, commodity prices, business opportunities and other factors. The Company expects to fund capital expenditures for the remainder of 2000 from operating cash flow, cash and other financing arrangements.

Stock Listing
-------------
On July 28, 1999, the Company was notified by the New York Stock Exchange that it had revised its minimum financial criteria for listed companies and the time frame required for listed companies to become compliant. In addition, the Company was informed that it was not in compliance with the revised criteria. The Company has been operating pursuant to a business plan that has been approved by the New York Stock Exchange. The Company has made substantial progress toward meeting the Exchange's continued listing requirements and the Exchange continues to monitor the Company's progress on a quarterly basis. The short-term nature of the time frame required for the Company to become compliant may make it difficult to adhere to this business plan. If the Company fails to do so, there can be no assurance that the New York Stock Exchange will not delist the Company's common stock.

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

           Quantitative and Qualitative Disclosures about Market Risk
           ----------------------------------------------------------

Debt and debt-related derivatives
---------------------------------
The Company is exposed to interest rate risk on its long-term debt with variable interest rates. Based on the overall interest rate exposure on variable rate debt at September 30, 2000 a hypothetical 2% change in the interest rates would increase annual interest expense by approximately $477,000.

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

As of September 30, 2000, the Company's open forward position on its outstanding crude oil hedging contracts was as follows:

(a) 350 barrels of oil per day with a no cost "collar" of $19.00 and $21.00 per barrel through December 2000;
(b) 150 barrels of oil per day with a no cost "collar" of $18.20 and $20.20 per barrel through December 2000;
(c) 500 barrels of oil per day with a no cost "collar" of $25.00 to $32.44 per day beginning October 2000 through December 2000;
(d) 500 barrels of oil per day with a no cost "collar" of $20.00 and $28.40 per barrel beginning January, 2001 through December 2001; and
(e) 300 barrels of oil per day with a no cost "collar" of $23.00 and $29.55 per barrel beginning January 2001 through December 2001.


At September 30, 2000, the Company's average price on its outstanding crude oil hedging contracts was $26.95. The fair value of the crude oil hedging contracts in place at September 30, 2000 resulted in a liability of $496,000.

As of September 30, 2000, the Company's open forward position on its outstanding natural gas hedging contracts was as follows:

(a) 6,500 MMBtu of gas per day with a no cost "collar" of $3.70 and $4.53 per MMBtu beginning October 2000 through December 2000; and
(b) 5,000 MMBtu of gas per day with a no cost "collar" of $3.05 and $4.45 per MMBtu beginning January 2001 through December 2001.

At September 30, 2000, the average price on its outstanding gas hedging contracts was $4.50. The fair value of the natural gas hedging contracts in place at September 30, 2000 resulted in a liability of $970,000.

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

         (a) Exhibits

             27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             GOODRICH PETROLEUM CORPORATION
                                                         (registrant)



                                             /s/ Walter G. Goodrich
--------------------------------             -----------------------------------
              Date                           Walter G. Goodrich, President and
                                               Chief Executive Officer


                                             /s/ Roland L. Frautschi
--------------------------------             -----------------------------------
              Date                           Roland L. Frautschi, Senior Vice
                                             President, Chief Financial Officer
                                               and Treasurer