Form 10-K/A
period 1999-12-31
GOODRICH PETROLEUM CORP
filed 2000-12-22
CIK 943861

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-K/A

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

                                             Name of each exchange
                                                      on
            Title of each class                which registered
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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Items 1 and 2. Business and Properties.

                                    General

   Goodrich Petroleum Corporation and subsidiaries ("Goodrich" or "the Company") is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the onshore portions of the United States, primarily the states of Louisiana and Texas. The Company owns working and overriding royalty interests in 114 active oil and gas wells located in 33 fields in eight states. At December 31, 1999, Goodrich had estimated proved reserves of approximately 5,739,000 barrels of oil and condensate and 20.9 Bcf of natural gas, or an aggregate of
55.3 Bcfe with a pre-tax present value of future net revenues, discounted at 10%, of $92.4 million. On a pro forma basis, Goodrich had estimated proved reserves, including the Burrwood/West Delta acquisition, of approximately 6,630,000 barrels of oil and condensate and 26.8 Bcf of natural gas, or an aggregate of 66.6 Bcfe with a pre-tax present value of future net revenues, discounted at 10%, of $105.7 million.

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

                                                  January 1, 2000
                                    --------------------------------------------
                                            Net Reserves         Pre-Tax Present
                                    ---------------------------- Value of Future
                                       Oil                        Net Revenues
                Category             (Bbls)   Gas (Mcf)  Bcfe(1)  (in millions)
                --------            --------- ---------- ------- ---------------
      Historical
        Proved Developed........... 2,662,907 13,945,450  29.9      $  50.50
        Proved Undeveloped......... 3,076,090  6,904,142  25.4         41.91
                                    --------- ----------  ----      --------
          Total Proved............. 5,738,997 20,849,592  55.3      $  92.41
                                    ========= ==========  ====      ========

                                            Net Reserves         Pre-Tax Present
                                    ---------------------------- Value of Future
                                       Oil                        Net Revenues
                Category             (Bbls)   Gas (Mcf)  Bcfe(1)  (in millions)
                --------            --------- ---------- ------- ---------------
      Pro Forma
        Proved Developed........... 3,554,241 19,900,930  41.2      $  63.74
        Proved Undeveloped......... 3,076,090  6,904,139  25.4         41.91
                                    --------- ----------  ----      --------
          Total Proved............. 6,630,331 26,805,069  66.6      $ 105.65
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

Schedule 1--Estimated Net Proved Gas Reserves (Mcf)

                                                                        Pro
                                     Year Ended December 31,         Forma (b)
                                 ----------------------------------  ----------
                                    1999        1998        1997        1999
                                 ----------  ----------  ----------  ----------
Proved:
  Balance, beginning of period.. 28,144,310  37,570,614  18,184,738
  Revisions of previous
   estimates.................... (6,069,885) (8,393,772) (1,582,986)
  Purchase of minerals in
   place........................  1,705,822     226,778   3,761,481
  Extensions, discoveries, and
   other additions..............         --   1,656,200  19,707,712
  Production.................... (2,930,655) (2,782,825) (2,449,320)
  Sales of minerals in place....         --    (132,685)    (51,011)
                                 ----------  ----------  ----------
  Balance, end of period........ 20,849,592  28,144,310  37,570,614  26,805,069
                                 ==========  ==========  ==========
Proved developed:
  Beginning of period........... 21,481,946  16,600,669  13,911,003
  End of period................. 13,945,450  21,481,946  16,600,669  19,900,930

Schedule 2--Estimated Net Proved Oil Reserves (Barrels)

                                                                         Pro
                                        Year Ended December 31,       Forma (b)
                                     -------------------------------  ---------
                                       1999       1998       1997       1999
                                     ---------  ---------  ---------  ---------
Proved:
  Balance, beginning of period...... 3,092,810  4,098,390  1,050,210
  Revisions of previous estimates...   (12,989)  (988,611)   132,327
  Purchase of minerals in place..... 3,053,618         --  1,614,779
  Extensions, discoveries, and other
   additions........................        --    299,799  1,685,438
  Production........................  (394,442)  (316,768)  (282,380)
  Sale of minerals in place.........        --         --   (101,984)
                                     ---------  ---------  ---------
  Balance, end of period............ 5,738,997  3,092,810  4,098,390  6,630,331
                                     =========  =========  =========
Proved, developed:
  Beginning of period............... 2,266,854  2,292,626    969,868
  End of period..................... 2,662,907  2,266,854  2,292,626  3,554,241

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
                                   ---------- ---------- ---------- ----------
Estimated Net Proved Reserves
 (Mcfe):
  Total Proved.................... 55,283,574 46,701,170 62,160,954 65,587,055
  Proved Developed................ 29,922,892 35,083,070 30,356,425 41,226,376

Schedule 3--Standardized Measure of Discounted Future Net Cash Flows Related
            to Proved Oil and Gas Reserves

                                                                         Pro
                                          Year Ended December 31,     Forma (b)
                                          --------------------------  ---------
                                            1999     1998     1997      1999
                                          --------  -------  -------  ---------
                                               (in thousands)
Future cash inflows.....................  $182,292   86,449  155,542   218,365
Production costs........................   (31,647) (18,617) (18,985)  (46,974)
Development costs.......................   (15,458)  (5,722)  (7,921)  (21,533)
Future income tax expense(a)............   (21,534)      --  (24,177)  (24,808)
                                          --------  -------  -------   -------
Future net cash flows...................   113,653   62,110  104,459   125,050
10% annual discount for estimated timing
 of cash flows..........................   (35,092) (21,475) (40,456)  (36,095)
                                          --------  -------  -------   -------
Standardized measure of discounted
 future net cash flows..................  $ 78,561   40,635   64,003    88,955
                                          ========  =======  =======   =======
Average year end prices:
  Natural gas (per Mcf).................  $   2.63     2.24     2.59
  Crude oil (per Bbl)...................  $  25.16     9.37    16.50

--------
(a) Taxable income for 1998 period was entirely offset by available net operating loss carry forwards.
(b) Pro forma amounts include reserve information related to acquisition of Burrwood/West Delta 83 fields in February 2000 (see Note D).

   The following are the principal sources of change in the standardized measure of discounted net cash flows for the years shown:

                                                    Year Ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
                                                         (in thousands)
Net changes in prices and production costs related
 to future production.............................  $ 33,360  (31,820) (32,327)
Sales and transfers of oil and gas produced, net
 of production costs..............................   (10,144)  (7,015)  (9,036)
Net change due to revisions in quantity
 estimates........................................   (10,277) (12,464)    (991)
Net change due to extensions, discoveries and
 improved recovery................................        --    3,006   37,465
Net change due to purchase and sales of minerals-
 in-place.........................................    33,476       82   16,065
Development costs incurred during the period......       338    2,198    3,598
Net change in income taxes........................   (13,845)  14,093   (4,094)
Accretion of discount.............................     4,064    7,810    5,736
Change in production rates (timing) and other.....       954      742      230
                                                    --------  -------  -------
                                                    $ 37,926  (23,368)  16,646
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

   4.9  Sixth amendment to the Credit Agreement between Goodrich Petroleum
        Company of Louisiana and Compass Bank dated March 27, 1998.
        (Incorporated by reference to Exhibit 4.9 of the Company's Annual
        Report on Form 10-K for the year ended December 31, 1998).
   4.10 Seventh amendment to the Credit Agreement between Goodrich Petroleum
        Company, LLC (formerly Goodrich Petroleum Company of Louisiana) and
        Compass Bank dated December 21, 1998. (Incorporated by reference to
        Exhibit 4.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
   4.11 Credit Agreement between Goodrich Petroleum Company, L.L.C. and Compass
        Bank dated September 23, 1999 (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filing dated September 23, 1999).
   4.12 First amendment to the September 23, 1999 Credit Agreement between
        Goodrich Petroleum Company, LLC and Compass Bank dated February 29,
        2000. (Incorporated by reference to Exhibit 4.12 of the Company's
        Annual Report on Form 10-K for the year ended December 31, 1999).
   4.13 Credit Agreement between Goodrich Petroleum, LLC and Hambrecht and
        Quist Guaranty Finance, LLC dated September 23, 1999. (Incorporated by reference to the Company's Form 8-K filing dated September 23, 1999).
   4.14 Credit Agreement between Goodrich Petroleum Lafitte, LLC and Hambrecht and Quist Guaranty Finance, LLC dated September 23, 1999. (Incorporated by reference to the Company's Form 8-K filing dated September 23,
        1999).
  10.1 Goodrich Petroleum Corporation 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-58631)).
  10.2 Patrick Petroleum Company 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-58631)).
  10.3  Form of Marketing Agreement between the Company and Natural Gas
        Ventures, L.L.C. (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement filed June 13, 1995 on Form S-4 (File
        No. 33-58631)).
  10.4  Natural Gas Marketing Joint Venture Agreement between Seaber
        Corporation and Natural Gas Ventures, L.L.C. (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement filed June 13,
        1995 on Form S-4 (File No. 33-58631)).
  10.5  Form of Consulting Services Agreement between the Company and Henry
        Goodrich (Incorporated by reference to Exhibit 10.23 to the Company's
        Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-
        58631)).
  10.6  Form of Employment Agreement between the Company and Walter G. Goodrich
        (Incorporated by reference to Exhibit 10.24 to the Company's
        Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-
        58631)).
  10.7  Consulting Agreement with U.E. Patrick (Incorporated by reference to
        Exhibit 10.25 to the Company's Registration Statement filed June 13,
        1995 on Form S-4 (File No. 33-58631)).
  10.8  Consulting Services Agreement between Leo E. Bromberg and Goodrich
        Petroleum Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report filed on Form 10-Q for the three months ended September 30, 1995).
  10.9  Goodrich Petroleum Corporation 1997 Director Compensation Plan
        (Incorporated by reference to the May 20, 1998 Proxy).

  10.10 Form of Subscription Agreement dated September 27, 1999 (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filing dated
        September 23, 1999).
  10.11 Registration Rights Agreement (2000 Private Placement) (Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
  21    Subsidiaries of the Registrant
        Goodrich Petroleum Corporation, Inc. of Louisiana--incorporated in the state of Nevada
        Goodrich Petroleum Company LLC--incorporated in state of Louisiana
        Goodrich Petroleum Lafitte, LLC--incorporated in state of Louisiana
        Subsidiaries of Goodrich Petroleum Company of Louisiana
        Drilling & Workover Company, Inc.--incorporated in state of Louisiana
        LECE, Inc.--incorporated in the state of Texas
        National Market Company--incorporated in state of Delaware

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

                                          GOODRICH PETROLEUM CORPORATION
                                          (Registrant)

                                               /s/ Walter G. Goodrich
                                          By___________________________________
Date: December 21, 2000                             Walter G. Goodrich
                                            President, Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: December 21, 2000

              Signature                                 Title
              ---------                                 -----
      /s/ Walter G. Goodrich
 ------------------------------------
          Walter G. Goodrich          Chief Executive Officer and Director
                                       (Principal Executive Officer)
      /s/ Roland L. Frautschi
 ------------------------------------
         Roland L. Frautschi          Senior Vice President, Treasurer and
                                       Chief Financial Officer (Principal
                                       Financial Officer)
        /s/ Lonnie J. Shaw
 ------------------------------------
            Lonnie J. Shaw            Vice President (Principal Accounting
                                       Officer)
         /s/ Sheldon Appel
 ------------------------------------
            Sheldon Appel             Director
       /s/ Basil M. Briggs
 ------------------------------------
           Basil M. Briggs            Director
        /s/ Henry Goodrich
 ------------------------------------
            Henry Goodrich            Director
     /s/ Arthur A. Seeligson
 ------------------------------------
         Arthur A. Seeligson          Director
      /s/ Donald M. Campbell
 ------------------------------------
          Donald M. Campbell          Director
         /s/ Jeff Benhard
 ------------------------------------
             Jeff Benhard             Director
        /s/ Mike McGovern
 ------------------------------------
            Mike McGovern             Director