Form 10-K/A
period 1999-12-31
GOODRICH PETROLEUM CORP
filed 2001-01-22
CIK 943861

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Items 1 and 2. Business and Properties.

                                    General

   Goodrich Petroleum Corporation and subsidiaries ("Goodrich" or "the Company") is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties in the onshore portions of the United States, primarily the states of Louisiana and Texas. The Company owns working and overriding royalty interests in 114 active oil and gas wells located in 33 fields in eight states. At December 31, 1999, Goodrich had estimated proved reserves of approximately 5,739,000 barrels of oil and condensate and 20.9 Bcf of natural gas, or an aggregate of
55.3 Bcfe with a pre-tax present value of future net revenues, discounted at 10%, of $92.4 million and an after-tax Standardized Measure value of $78.6 million. On a pro forma basis, Goodrich had estimated proved reserves, including the Burrwood/West Delta acquisition, of approximately 6,630,000 barrels of oil and condensate and 26.8 Bcf of natural gas, or an aggregate of
66.6 Bcfe with a pre-tax present value of future net revenues, discounted at 10%, of $105.7 million and an after-tax Standardized Measure value of $89.0 million.

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

                                       January 1, 2000
                         --------------------------------------------
                                                                           After-Tax
                                 Net Reserves         Pre-Tax Present Standardized Measure
                         ---------------------------- Value of Future of Discounted Future
                            Oil                        Net Revenues       Net Revenues
        Category          (Bbls)   Gas (Mcf)  Bcfe(1)  (in millions)     (in millions)
        --------         --------- ---------- ------- --------------- --------------------
Historical
  Proved Developed...... 2,662,907 13,945,450  29.9       $ 50.50
  Proved Undeveloped.... 3,076,090  6,904,142  25.4         41.91
                         --------- ----------  ----       -------            ------
    Total Proved........ 5,738,997 20,849,592  55.3       $ 92.41            $78.56
                         ========= ==========  ====       =======            ======

                                                                           After-Tax
                                 Net Reserves         Pre-Tax Present Standardized Measure
                         ---------------------------- Value of Future of Discounted Future
                            Oil                        Net Revenues       Net Revenues
        Category          (Bbls)   Gas (Mcf)  Bcfe(1)  (in millions)     (in millions)
        --------         --------- ---------- ------- --------------- --------------------
Pro Forma
  Proved Developed...... 3,554,241 19,900,930  41.2       $ 63.74
  Proved Undeveloped.... 3,076,090  6,904,139  25.4         41.91
                         --------- ----------  ----       -------            ------
    Total Proved........ 6,630,331 26,805,069  66.6       $105.65            $88.96
                         ========= ==========  ====       =======            ======

                                       January 1, 1999
                         --------------------------------------------
                                                                           After-Tax
                                 Net Reserves         Pre-Tax Present Standardized Measure
                         ---------------------------- Value of Future of Discounted Future
                            Oil                        Net Revenues       Net Revenues
        Category          (Bbls)   Gas (Mcf)  Bcfe(1)  (in millions)     (in millions)
        --------         --------- ---------- ------- --------------- --------------------
Historical
  Proved Developed...... 2,266,854 21,481,946  35.1       $ 31.99
  Proved Undeveloped....   825,956  6,662,364  11.6          8.64
                         --------- ----------  ----       -------            ------
    Total Proved........ 3,092,810 28,144,310  46.7       $ 40.63            $40.63
                         ========= ==========  ====       =======            ======

--------
(1) Estimated by the Company using a conversion ratio of 1.0 Bbl/6.0 Mcf.

   Reserve engineering is a subjective process of estimating underground accumulations of crude oil, condensate and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all differ from those assumed in these estimates. Therefore, the pre-tax Present Value of Future Net Revenues amounts shown above should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties.

   In accordance with the Commission's guidelines, the engineers' estimates of future net revenues from the Company's properties and the pre-tax Present Value of Future Net Revenues thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The prices as of December 31, 1999 used in such estimates averaged $2.63 per Mcf of natural gas and $25.16 per Bbl of crude oil/condensate.

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

                                          GOODRICH PETROLEUM CORPORATION
                                          (Registrant)

                                                  /s/ Walter G. Goodrich
                                          By___________________________________
Date: January 22, 2001                              Walter G. Goodrich
                                            President, Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: January 22, 2001

              Signature                                 Title
              ---------                                 -----
      /s/ Walter G. Goodrich
 ------------------------------------
          Walter G. Goodrich          Chief Executive Officer and Director
                                       (Principal Executive Officer)
      /s/ Roland L. Frautschi
 ------------------------------------
         Roland L. Frautschi          Senior Vice President, Treasurer and
                                       Chief Financial Officer (Principal
                                       Financial Officer)
        /s/ Lonnie J. Shaw
 ------------------------------------
            Lonnie J. Shaw            Vice President (Principal Accounting
                                       Officer)
         /s/ Sheldon Appel
 ------------------------------------
            Sheldon Appel             Director
        /s/ Henry Goodrich
 ------------------------------------
            Henry Goodrich            Director
     /s/ Arthur A. Seeligson
 ------------------------------------
         Arthur A. Seeligson          Director
      /s/ Donald M. Campbell
 ------------------------------------
          Donald M. Campbell          Director
         /s/ Jeff Benhard
 ------------------------------------
             Jeff Benhard             Director
        /s/ Mike McGovern
 ------------------------------------
            Mike McGovern             Director
      /s/ Michael J. Perdue
 ------------------------------------
          Michael J. Perdue           Director
    /s/ Patrick E. Malloy, III
 ------------------------------------
        Patrick E. Malloy, III        Director