Form 10-K
period 2000-12-31
GOODRICH PETROLEUM CORP
filed 2001-03-28
CIK 943861

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

                    For Fiscal Year Ended December 31, 2000
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

     Registrant's telephone number, including area code is (713) 780-9494

                                                      Name of each exchange on
             Title of each class                          which registered
             -------------------                      ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

     Common Stock, $0.20 par value             New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

  Series A Preferred Stock, $1.00 par             NASDAQ Small Cap
                 value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At March 21, 2001 there were 17,508,430 shares of Goodrich Petroleum Corporation common stock outstanding. The aggregate market value of shares of common stock held by non-affiliates of the registrant as of March 21, 2001 was approximately $109,428,000 based on a closing price of $6.25 per share on the New York Stock Exchange on such date.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Items 1 and 2. Business and Properties.

                                    General

   Goodrich Petroleum Corporation and subsidiaries ("Goodrich" or "the Company") is an independent oil and gas company engaged in the exploration, exploitation development and production of oil and natural gas properties in the transition zone of south Louisiana and in north Louisiana, the Gulf Coast of Texas and east Texas. The Company owns working and overriding royalty interests in 130 active oil and gas wells located in 32 fields in six states. At December 31, 2000 Goodrich had estimated proved reserves of approximately 6,789,000 barrels of oil and condensate and 29.5 Bcf of natural gas, or an aggregate of 70.2 Bcfe with a pre-tax present value of future net revenues, discounted at 10%, of $250.1 million and an after-tax Standardized Measure value of $179.8 million.

   The Company's principal executive offices are located at 815 Walker, Suite 1040 Houston, Texas 77002. The Company also has offices in Shreveport, Louisiana. At March 12, 2001 the Company had 15 employees.

                              Company Background

   Goodrich resulted from a business combination on August 15, 1995 between La/Cal Energy Partners ("La/Cal") and Patrick Petroleum Company and subsidiaries ("Patrick"). La/Cal was a privately held independent oil and gas partnership formed in July 1993 and engaged in the development, production and acquisition of oil and natural gas properties, primarily in southern Louisiana. Patrick was a NYSE listed independent oil and gas company engaged in the exploration, production, development and acquisition of oil and natural gas properties in the continental United States. Patrick's oil and gas operations and properties were primarily located in west Texas and Michigan at the time of the combination, with additional operations and properties in certain western states.

                     Oil and Gas Operations and Properties

   The following is a summary description of the Company's oil and gas properties.

Louisiana

   The majority of the Company's proved natural gas reserves are in the transition zone of the south Louisiana producing region. This region refers to the geographic area that covers the onshore and in-land waters of south Louisiana lying in the southern one-half of the state of Louisiana, which is one of the world's most prolific oil and natural gas producing sedimentary basins. The region generally contains sedimentary sandstones, which are of high qualities of porosity and permeabilities. There is a myriad of types of reservoir traps found in the region. These traps are generally formed by faulting, folding and subsurface salt movement or a combination of one or more of these.

   The formations found in the southern Louisiana producing region range in depth from 1,000 feet to 20,000 feet below the surface. These formations range from the Sparta and Frio formations in the northern part of the region to Miocene and Pleistocene in the southern part of the region. The Company's production comes predominately from Miocene and Frio age formations.

   Burrwood/West Delta Block 83 Fields. The Burrwood/West Delta Block 83 fields, located in Plaquemines Parish, Louisiana, were discovered in 1955 by Chevron. The fields lie upthrown to a large down-to-the southeast growth fault system with the structure striking northeast-southwest and dipping northwestward in a counter-regional direction. The fields have collectively produced 48.8 million barrels of oil and 140 Bcf of natural gas. The productive sands are Miocene and Pliocene age sands ranging in depth from 6,300 feet to approximately 11,700 feet. There are currently 20 active producing wells in the fields.

   Goodrich acquired a 95% working interest in approximately 8,600 acres through an acquisition that closed on March 2, 2000 with an effective date of January 1, 2000.

   Lafitte Field. The Lafitte Field is located in Jefferson Parish, Louisiana and was discovered in 1935 by Texaco. The Lafitte Field is a large, north-south elongated salt dome anticline feature. There are currently more than thirty (30) defined productive sands, which have collectively produced in excess of 263 million barrels of oil and 318 Bcf of natural gas. The productive sands are Miocene and Pliocene age sands ranging in depth from 3,000 feet to approximately 12,000 feet. There are currently 32 active producing wells in the field.

   In September 1999, the Company acquired an approximate 49% interest in the Lafitte Field with regards to the field's leases, surface facilities and equipment and an approximate 45% average interest in the 31 active producing wells. In November 1999, the Company acquired additional interests, resulting in an approximate field-wide interest of 49%. Additionally, the Lafitte Field has over 30 defined productive reservoirs, a large cumulative production history of 1,890 Bcfe, a large acreage position of over 8,000 acres and then current production of approximately 4,500 Mcfe per day. The Company has drilled one new well and performed five workovers and recompletions, increasing production from 4,500 Mcfe per day to approximately 9,000 Mcfe per day currently.

   Second Bayou Field. The Second Bayou Field is located in Cameron Parish, Louisiana and was discovered in 1955 by the Sun Texas Company. Goodrich is the operator of seven producing wells, five of which are dually completed, and has an average working interest of approximately 29% in 1,395 gross acres. To date, the field has produced over 424 Bcf of natural gas and 3.5 million barrels of oil from multiple Miocene aged sands ranging from 4,000 to 15,200 feet.

   Other major operators in the area are Fina Oil and Chemical Company, Texaco Exploration and Producing, Inc. and Bellwether Exploration Company.

   Pecan Lake Field. The Pecan Lake Field was discovered in 1944 by the Superior Oil Company. Geologically, the field is comprised of a relatively low relief, four-way closure and multiple stacked pay sands. The Pecan Lake Field comprises approximately 870 gross leased acres in Cameron Parish, Louisiana, approximately 42 miles southeast of Lake Charles, Louisiana. The field has produced from over 15 Miocene sands ranging in depths from 7,500 to 11,800 feet, which have been predominately gas and gas condensate reservoirs. These sand reservoirs are characterized by generally widespread development and strong waterdrive production mechanisms. The field has produced in excess of 352 Bcf of gas and 746,000 barrels of condensate. All of the field production to date has come from normal pressured reservoirs. The Company is the operator of five producing wells with working interests ranging from approximately 43% to 47%.

   Isle St. Jean Charles Field. Isle St. Jean Charles Field is located in Terrebonne Parish, Louisiana. The field is a northwest extension of the Bayou Jean LaCroix Field located in the southeastern area of the Parish. These fields are trapped on a four-way closure, downthrown on a major east-west trending down to the south fault. Production is from multiple Miocene-aged sands, which are normally pressured and range in depth from 9,000 feet to 13,000 feet. The field was developed primarily in the 1950's by Exxon and reservoirs have exhibited both depletion and water drive mechanisms. To date, these fields have produced in excess of 55 billion cubic feet of gas and 6.58 million barrels of oil and condensate.

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

   Goodrich acquired its average 20% working interest in the field through a farmout from MW Petroleum ("Apache") in July 1996 and a separate farmout from Exxon. The Company controls approximately 1,079 acres in the field.

   Ada Field. The Ada Field was discovered by Hope Producing Company in 1945. The field is located in Bienville Parish, in north Louisiana. Geologically, the field lies between two salt domes exhibiting a four-way anticline with two main horst blocks, a main graben block, and several compensating faults. The field has produced from numerous lower cretaceous sands and lime facies, with the sands being predominately lenticular in deposition. The producing interval for the field ranges from 4,500 to 10,000 feet, with the reservoir being primarily a pressure depletion mechanism. Ada Field has produced over 657 Bcf of natural gas and 5.2 million barrels of oil.

   Goodrich owns an approximate 43% working interest in the six producing wells in the field.

   Other. The Company maintains ownership interests in acreage and wells in several additional fields in Louisiana, including the (i) Opelousas Field, located in St. Landry Parish, (ii) Sibley Field, located in Webster Parish,
(iii) City of Lake Charles Field, located in Calcasieu Parish, (iv) South Drew Field, located in Lafourche Parish, (v) Mosquito Bay Field, located in Terrebonne Parish, (vi) South Pecan Lake Field located in Cameron Parish and
(vii) Kings Ridge Field, located in Lafourche Parish.

Texas

   Goodrich explores and has production in the western, eastern and southern regions of Texas.

   Sean Andrew Field. The Sean Andrew Field was discovered by the Company in 1994 utilizing the Company's 375 square mile 3-D seismic database in west Texas. The Company is the operator of the four wells in the field and holds an approximate 37.5% working interest.

   Marholl Field. The Marholl Field is a Siluro-Devonian (Fussellman) field in Dawson County discovered in 1995 through the use of 3-D seismic. The Company operates two wells in the field with an approximate 23% working interest.

   Mary Blevins Field. The Mary Blevins Field is located in Smith County, Texas. It was a new discovery that is fault separated from Hitts Lake Field, discovered in 1953 by Sun Oil. Currently there are four producing wells in the field with Goodrich, as operator, having an approximate 48% working interest in 782 gross acres. To date, Hitts Lake has produced over 14 million barrels of oil and Mary Blevins has produced over 514,073 barrels from the Paluxy, which occurs at a depth of approximately 7,300 feet.

   Other. The Company maintains ownership interests in acreage and wells in several additional fields in Texas including the (i) Ackerly Field, located in Dawson and Howard Counties, (ii) Lamesa Farms Field, located in Dawson County,
(iii) Midway Field, located in San Patricio County, (iv) East Jacksonville Field, located in Cherokee County, (v) Mott Slough, located in Wharton County and (vi) Cantillo Field, located in Nueces County.

Australia

   Goodrich has interest in two exploration permits in the Carnarvon Basin of Western Australia.

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

Oil and Natural Gas Reserves

   The following tables set forth summary information with respect to the Company's proved reserves as of December 31, 2000 and 1999, as estimated by the Company by compiling reserve information, substantially all of which was prepared by the engineering firm of Coutret and Associates, Inc.

                                                                           After-Tax
                                 Net Reserves         Pre-Tax Present Standardized Measure
                         ---------------------------- Value of Future of Discounted Future
                            Oil                        Net Revenues       Net Revenues
        Category          (Bbls)   Gas (Mcf)  Bcfe(1)  (in millions)     (in millions)
        --------         --------- ---------- ------- --------------- --------------------
December 31, 2000
  Proved Developed       3,196,330 22,251,970  41.4       $162.41
  Proved Undeveloped.... 3,593,028  7,258,709  28.8         87.70
                         --------- ----------  ----       -------
    Total Proved........ 6,789,358 29,510,679  70.2       $250.11           $179.78
                         ========= ==========  ====       =======           =======
December 31, 1999
 Proved Developed        2,662,907 13,945,450  29.9       $ 50.50
 Proved Undeveloped..... 3,076,090  6,904,142  25.4         41.91
                         --------- ----------  ----       -------
    Total Proved........ 5,738,997 20,849,592  55.3       $ 92.41           $ 78.56
                         ========= ==========  ====       =======           =======

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

   In accordance with the Commission's guidelines, the engineers' estimates of future net revenues from the Company's properties and the pre-tax Present Value of Future Net Revenues thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The prices as of December 31, 2000 used in such estimates averaged $10.06 per Mcf of natural gas and $26.10 per Bbl of crude oil/condensate.

Productive Wells

   The following table set forth the number of active well bores in which the Company maintains ownership interests as of December 31, 2000:

                                     Oil             Gas            Total
                               --------------- --------------- ---------------
                               Gross(1) Net(2) Gross(1) Net(2) Gross(1) Net(2)
                               -------- ------ -------- ------ -------- ------
      California..............     --      --    4.00    2.09     4.00   2.09
      Louisiana...............  48.00   29.61   41.00   18.76    89.00  48.37
      Michigan................   2.00    0.26    5.00    0.05     7.00   0.31
      New Mexico..............     --      --    1.00    0.03     1.00   0.03
      Texas...................  23.00   11.56    5.00    0.74    28.00  12.30
      Wyoming.................   1.00    0.17      --      --     1.00   0.17
                                -----   -----   -----   -----   ------  -----
        Total Productive
         Wells................  74.00   41.60   56.00   21.67   130.00  63.27
                                =====   =====   =====   =====   ======  =====

--------
(1) Does not include royalty or overriding royalty interests.

(2) Net working interest.

   Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. A gross well is a well in which the Company maintains an ownership interest, while a net well is deemed to exist when the sum of the fractional working interests owned by the Company equals one. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, twelve had multiple completions.

Acreage

   The following table summarizes the Company's gross and net developed and undeveloped natural gas and oil acreage under lease as of December 31, 2000. Acreage in which the Company's interest is limited to a royalty or overriding royalty interest is excluded from the table.

                                                                   Gross   Net
                                                                  ------- ------
      Developed acreage
        California...............................................   1,280    568
        Louisiana................................................  24,087 14,780
        Michigan.................................................   1,920     19
        Texas....................................................   5,358  1,912
        Wyoming..................................................      80     13
      Undeveloped acreage
        Offshore Australia.......................................  98,841 17,306
        Louisiana................................................   1,280    924
        Michigan.................................................     640     50
        Texas....................................................   1,000    552
                                                                  ------- ------
          Total.................................................. 134,486 36,124
                                                                  ======= ======

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

                                                     Year Ended December 31,
                                                 -------------------------------
                                                    2000      1999       1998
                                                 ---------- --------- ----------
                                                 Gross Net  Gross Net Gross Net
                                                 ----- ---- ----- --- ----- ----
      Development Wells:
        Productive.............................. 3.00  1.77 1.00  .49  6.00 2.77
        Non-Productive.......................... 1.00   .49   --   --  2.00 1.47
                                                 ----  ---- ----  --- ----- ----
          Total................................. 4.00  2.26 1.00  .49  8.00 4.24
                                                 ====  ==== ====  === ===== ====

      Exploratory Wells:
        Productive.............................. 2.00   .93   --   --  7.00 1.49
        Non-Productive.......................... 2.00  1.00 1.00  .12  8.00 2.87
                                                 ----  ---- ----  --- ----- ----
          Total................................. 4.00  1.93 1.00  .12 15.00 4.36
                                                 ====  ==== ====  === ===== ====

      Total Wells:
        Productive.............................. 5.00  2.70 1.00  .49 13.00 4.26
        Non-Productive.......................... 3.00  1.49 1.00  .12  9.00 4.34
                                                 ----  ---- ----  --- ----- ----
          Total................................. 8.00  4.19 2.00  .61 22.00 8.60
                                                 ====  ==== ====  === ===== ====

Net Production, Unit Prices and Costs

   The following table presents certain information with respect to oil, gas and condensate production attributable to the Company's interests in all of its fields, the revenue derived from the sale of such production, average sales prices received and average production costs during each of the years in the three-year period ended December 31, 2000.

                                                    2000      1999      1998
                                                  --------- --------- ---------
      Net Production:
        Natural gas (Mcf)........................ 3,394,921 2,930,655 2,782,825
        Oil (Bbls)...............................   571,766   394,442   316,768
        Natural gas equivalents (Mcfe) (1)....... 6,825,517 5,297,307 4,683,433
      Average Net Daily Production:
        Natural gas (Mcf)........................     9,301     8,029     7,624
        Oil (Bbls)...............................     1,566     1,081       868
        Natural gas equivalents (Mcfe) (1).......    18,697    14,515    12,832
      Average Sales Price Per Unit (2):
        Natural gas (per Mcf).................... $    3.95      2.41      2.18
        Oil (per Bbl)............................ $   25.55     16.88     11.88
      Other Data:
        Lease operating expense (per Mcfe)....... $    0.69      0.45      0.37
        Production taxes (per Mcfe).............. $    0.32      0.23      0.24

--------
(1) Estimated by the Company using a conversion ratio of 1.0 Bbl/6.0 Mcf.

(2) See results of operations under Item 7 for discussion of the effects of hedging on year 2000 results. Hedging activity for 1999 did not have a significant effect on these results.

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

   Customers. Due to the nature of the industry, the Company sells its oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. Revenues from these sources as a percent of total revenues for the periods presented were as follows:

                                                                    Year Ended
                                                                   December 31,
                                                                  ----------------
                                                                  2000  1999  1998
                                                                  ----  ----  ----
      Seaber Corporation of Louisiana............................  48%   37%   47%
      Genesis Crude Oil, L.P.....................................  27%   27%   12%
      Gulfmark Energy, Inc.......................................  10%   10%   --
      Equiva Trading.............................................   8%   27%   12%
      Texla Energy Management....................................  --    10%   --
      Navajo Refining Company....................................   4%    7%   11%

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

Item 3. Legal Proceedings.

   The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company estimates that the remaining cost of long-term clean-up of the site will be approximately $3.5 million, with the Company's percentage of responsibility estimated to be approximately 3.05%. As of December 31, 2000, the Company had paid $321,000 in costs related to this matter and accrued $122,500 for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

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

   At March 22, 2001 the number of holders of record of the Company's common stock without determination of the number of individual participants in security position was 3,063 with 17,508,430 shares outstanding. High and low sales prices for the Company's common stock for each quarter during the calendar years 2000 and 1999 are as follows:

                                                               2000      1999
                                                            ---------- ---------
                          Quarter Ended                     High  Low  High Low
                          -------------                     ----- ---- ---- ----
      March 31............................................. $6.25 2.63 1.50  .69
      June 30.............................................. $5.56 4.25 1.88  .94
      September 30......................................... $6.25 4.50 2.69  .94
      December 31.......................................... $6.50 5.00 3.06 2.19

   The Company has not paid a cash dividend on its Common Stock and does not intend to pay such a dividend in the foreseeable future.

Item 6. Selected Financial Data.

Selected Statement of Operations Data:

   The following table sets forth selected financial data of the Company for each of the years in the five-year period ended December 31, 2000, which information has been derived from the Company's audited financial statements. This information should be read in connection with and is qualified in its entirety by the more detailed information in the Company's financial statements under Item 8 below and Item 7, "Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

                                          Year Ended December 31,
                          -----------------------------------------------------------
                             2000         1999        1998        1997        1996
                          -----------  ----------  ----------  ----------  ----------
Revenues................  $28,489,391  14,020,574  10,591,873  12,901,361   9,769,383
Depletion, Depreciation
 and Amortization.......    5,953,641   4,743,608   4,094,447   4,862,754   3,788,292
Exploration.............    2,813,332   1,656,158   6,010,425   3,205,730   1,149,240
Interest Expense........    4,390,331   2,810,576   1,909,849   1,416,675     828,394
Total Costs and
 Expenses...............   24,712,518  15,330,062  18,311,421  14,978,629   9,476,366
Gain (Loss) on sale of
 assets.................      307,299    (519,495)      4,206     688,304      88,428
Income taxes............   (1,655,032)         --          --          --          --
Net Income(Loss)........    5,739,204  (1,828,983) (7,715,342) (1,388,964)    381,445
Preferred Stock
 Dividends..............    1,193,768   1,249,343   1,255,638   1,205,210     644,800
Income(Loss) Applicable
 to Common Stock........    4,545,436  (3,078,326) (8,970,980) (2,594,174)   (263,355)
Basic Income(Loss) Per
 Average Common Share...          .46        (.58)      (1.71)       (.50)       (.05)
Diluted Income(Loss) Per
 Average Common Share...  $       .35        (.58)      (1.71)       (.50)       (.05)
Average Common Shares
 Outstanding Basic......    9,903,248   5,288,011   5,243,105   5,229,307   5,225,564
Average Common Shares
 Outstanding Diluted....   13,116,641   5,288,011   5,243,105   5,229,307   5,225,564

                                          Year Ended December 31,
                          -----------------------------------------------------------
                             2000         1999        1998        1997        1996
                          -----------  ----------  ----------  ----------  ----------
Selected Balance Sheet
 Data:
  Total Assets..........  $65,343,594  56,258,552  44,036,588  37,537,918  22,398,984
  Total Long Term
   Debt(a)..............   22,965,000  36,953,117  29,500,000  18,500,000  10,000,000
  Stockholders'
   Equity...............  $32,605,216   6,411,044   4,959,388  14,332,676   9,135,200

--------
(a) Includes current maturities

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  General

   The Company was created by the combination of Patrick Petroleum Company ("Patrick") and La/Cal Energy Partners, a partnership in which it had a controlling interest ("La/Cal"), in August 1995. The combination was a reverse merger in which the Company's current management gained control of the combined company, renamed it Goodrich Petroleum Corporation and assumed Patrick's New York Stock Exchange listing.

  Results of Operations

   Year ended December 31, 2000 versus year ended December 31, 1999--Total revenues in 2000 amounted to $28,489,000 and were $14,468,000 (103%) higher than total revenues in 1999 due primarily to higher oil and gas sales. Oil and gas sales were $28,014,000 for the twelve months ended 2000, compared to $13,735,000, or

$14,279,000 higher due to higher oil and gas prices and higher oil and gas production volumes associated with the Burrwood/West Delta 83 Field acquisition in February 2000, and a full year of production at the Lafitte Field in 2000 compared to four months in 1999. Oil sales were reduced by $2,461,000 and gas sales were reduced by $441,000 for the year ended December 31, 2000 as a result of settlement of the Company's outstanding futures contracts. The Company recorded a gain on the sale of certain non-core oil and gas properties of $307,000 for the twelve months ended December 31, 2000. The Company incurred a loss on the sale of marketable equity securities of $519,000 for the twelve months ended December 31, 1999.

   The following table reflects the production volumes and pricing information for the periods presented:

                                         2000                     1999
                               ------------------------ ------------------------
                               Production Average Price Production Average Price
                               ---------- ------------- ---------- -------------
      Gas (Mcf)............... 3,394,921       3.95     2,930,655     $ 2.41
      Oil (Bbls)..............   571,766      25.55       394,442     $16.88

   Lease operating expense and production taxes were $6,914,000 for 2000 compared to $3,592,000 for 1999, or $3,322,000 higher, due primarily to higher oil and gas sales, additional costs associated with the Company's Burrwood/West Delta 83 Field and Lafitte Field acquisitions, and higher base operating costs associated with certain mature oil and gas fields. Depletion, depreciation and amortization was $5,954,000 in 2000 versus $4,744,000 in 1999, or $1,210,000 higher, due to increased oil and gas production including volumes associated with the Burrwood/West Delta 83 and Lafitte Field properties and increased capitalized costs.

   The Company incurred $2,813,000 of exploration expense in 2000 compared to $1,656,000 in 1999, or $1,157,000 higher, due primarily to seismic and dry hole costs of $796,000 and $475,000 respectively in 2000, compared to $51,000 and $68,000 respectively in 1999.

   The Company recorded an impairment in the recorded value of certain oil and gas properties in 2000 in the amount of $1,835,000 due primarily to a sooner than anticipated depletion of reserves in one non-core field. This compares to an impairment of $465,000 recorded in 1999.

   Interest expense was $4,390,000 in the twelve months ended December 31, 2000 compared to $2,810,000 in the twelve months ended December 31, 1999, or $1,580,000 higher, due to higher average debt outstanding and a higher average effective interest rate for the twelve months ended December 31, 2000. The 2000 amount includes $919,000 of non-cash expenses associated with the amortization of financing costs and debt discount in connection with the September 1999 private placement and amortization of the discount associated with the production payment liability recorded in connection with the Lafitte Field acquisition. Such non-cash expenses totaled $252,000 for the 1999 period.

   General and administrative expenses amounted to $2,518,000 for 2000 versus $1,990,000 in 1999.

   For the period ended December 31, 2000, the Company paid an aggregate of approximately $1.8 million of dividend arrearages and $580,000 of regular quarterly (third and fourth quarter 2000) dividends on its outstanding series of preferred stock. At December 31, 2000, the Company was current as to dividends on both series of preferred stock. During 1999, no preferred stock dividends were declared, however, dividends on the Company Series A and Series B preferred stock did accumulate to an amount equal to $1,249,000. The Company also accrued non-cash dividends on its Goodrich--Louisiana Series A Preferred units of $38,000 and $73,000 that is reflected as preferred dividends of subsidiary in the statement of operations for the 2000 and 1999 periods respectively.

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

   Interest expense was $2,811,000 in 1999 compared to $1,910,000 (47% higher) in 1998 due to the Company having higher average debt outstanding as a result of the September 23, 1999 private placement and a higher effective interest rate in 1999 compared to 1998. The 1999 interest expense includes financing costs and non-cash expense due to the amortization of the valuation of detachable common stock purchase warrants issued in connection with the 1999 private placement.

   General and administrative expenses amounted to $1,990,000 for 1999 versus $2,399,000 in 1998.

   During 1999, no preferred stock dividends were declared, however, dividends on the Company Series A and Series B preferred stock accumulated to an amount equal to $1,249,000 for 1999. The preferred stock dividends are cumulative and the Company was prohibited from paying dividends on its Series A and B preferred stock by its bank loan agreement. The Company also accrued non-cash dividends on its Goodrich--Louisiana Series A Preferred units of $73,000 that is reflected as preferred dividends of subsidiary in the statement of operations for 1999.

 Liquidity and Capital Resources

   Net cash provided by operating activities was $12,641,000 in 2000 compared to $1,065,000 in 1999 and $3,740,000 in 1998. The Company's net cash provided by operations increased in 2000 due primarily to the Company earning approximately $5,700,000 in net income. The Company's net cash flow provided by operating activities decreased in 1999 from 1998 due to the use of part of the proceeds from the 1999 private placement of securities to pay down accounts payable by $5,052,000. The accompanying consolidated statements of cash flows identify major differences between net income (loss) and net cash provided by operating activities for each of the years presented.

   Net cash used in investing activities amounted to $15,881,000 in 2000 compared to $6,407,000 in 1999 and $14,182,000 in 1998. The net cash used in investing activities for the twelve months ended December 31, 2000, reflects capital expenditures totaling $15,142,000, cash paid in connection with the acquisition of oil and gas properties of $1,199,000 and proceeds from the sale of oil and gas properties of $460,000. The amount for year ended December 31, 1999 is composed almost entirely of cash paid in connection with the purchase of oil and gas properties of $4,100,000 and exploration and drilling capital expenditures of $2,557,000. These amounts were partially offset by proceeds from the sale of marketable equity securities and the sale of an oil and gas property of $240,000 and $9,000, respectively. Net cash used in investing activities for year ended December 31, 1998 is composed almost entirely of cash paid for exploration and drilling capital expenditures of $14,102,000.

   Net cash provided by financing activities was $842,000 in 2000 compared to $11,176,000 in 1999 and $9,744,000 in 1998. The 2000 amount includes proceeds from the issuance of common stock of $9,150,000 and paydowns by the Company under its line of credit of $4,126,000. The 2000 amount includes preferred stock dividends of $2,308,000, changes in restricted cash of $1,240,000 and proceeds from the exercise of stock purchase warrants and employee stock options of $451,000. The 2000 amount also includes production payments of $653,000 and payment of debt and equity financing costs of $432,000. The 1999 amount includes proceeds from the issuance of convertible notes of $12,000,000 and proceeds from the issuance of preferred stock of $3,000,000. The amount also includes debt financing costs of $1,303,000 and pay downs of $2,409,000 by the Company under its line of credit. The 1999 period reflects no preferred dividends. The 1998 amount includes the borrowing of $11,500,000 by the Company under its line of credit offset by paydowns during the year of $500,000. Preferred stock dividends in 1998 amounted to $1,256,000 (Series A and Series B).

  Conversion of Private Placement Securities

   On September 23, 1999, the Company and two of its subsidiaries, Goodrich Petroleum Company, L.L.C. ("Goodrich-Louisiana") and Goodrich Petroleum Company-Lafitte, L.L.C. ("Goodrich-Lafitte"), completed a private placement of $15 million of convertible securities consisting of $12,000,000 in convertible notes and $3,000,000 in preferred units.

   On February 17, 2000, all of the holders of the 300,000 outstanding preferred units of Goodrich Petroleum Company, L.L.C.'s Series A Preferred Units converted their units into approximately 1,550,000 shares of the Company's common stock. The conversion of the preferred units increased the Company's stockholders equity by approximately $2,700,000.

   On August 17, 2000, the holders of approximately $12,943,000 of principal and accrued interest on the above-mentioned convertible notes converted their notes into 3,235,647 shares of the Company's common stock. The conversion of the notes increased stockholders' equity by approximately $10,130,000, inclusive of approximately $1,033,000 in remaining deferred loan financing costs, which were eliminated.

   The Company arranged a stand-by underwriting to finance the purchase of the convertible notes from noteholders that elected not to convert their notes into the Company's common stock. Notes purchased by the underwriters were subsequently converted into shares of the Company's common stock on the same terms as the notes originally tendered for conversion. Two of the underwriters are, or are affiliates of, members of the Company's board. Each underwriter received 15,000 shares of the Company's common stock as compensation for their services. In addition, one of the underwriters received an additional 15,000 shares of common stock for their role as agent for the noteholders. The Company issued 60,000 shares of common stock as consideration for underwriting and noteholder agent assistance relative to the conversion of the notes, which resulted in a charge to interest expense of $280,500.

 Burrwood/West Delta 83 Field Acquisition

   As described in Note F to the Consolidated Financial Statements, on March 2, 2000, the Company completed its acquisition of working interests in the Burrwood and West Delta 83 Fields, comprising approximately 8,600 acres, in Plaquemines Parish, Louisiana for a net purchase price of $1,198,000 and the assumption of the fields plugging and abandonment obligation estimated at $4,500,000. The Company acquired an approximate 95% working interest of all rights from the surface to approximately 10,600 feet and an approximate 47.5% working interest in the deep rights below 10,600 feet. In connection with the acquisition, the Company secured a performance bond and established an escrow account to be used for the payment of obligations associated with the plugging and abandonment of the wells, salvage and removal of platforms and related equipment, and the site restoration of the fields. Required escrowed outlays include an initial cash payment of $750,000 and monthly cash payments of $70,000 beginning June 1, 2000 and continuing until June 1, 2005. In addition, as part of the purchase agreement, the Company has agreed to shoot a 3-D seismic survey over the fields by June 30, 2001 or remit payment to the seller in the amount of $3,500,000. The 3-D seismic survey began in July 2000 and the Company anticipates that the seismic survey will be completed and processed on or before June 30, 2001. The cost of the seismic survey is expected to be approximately $2,500,000 and the Company has incurred seismic study costs of approximately $1,250,000 through December 31, 2000.

 Financing Transactions

   In October 2000, the Company completed the sale of 1,000,000 shares of its common stock for gross proceeds of $5.0 million.

   In September 2000, the Company paid an aggregate of approximately $1.8 million of dividend arrearages and $296,000 of regular quarterly dividends on its Series A and Series B preferred stock. These payments brought the Company current on its dividend payments on both of its series of preferred stock.

   In August 2000, the Company issued 3,235,647 shares of its common stock in connection with the conversion of convertible notes issued by two of its subsidiaries. The convertible notes had outstanding principal and accrued interest of $12.9 million at the time of conversion.

   In February 2000, the Company completed a private placement of 1,533,333 shares of its common stock resulting in gross proceeds of $4.5 million

 Restructuring of Credit Agreement

   On January 31, 2001, the Company amended its Credit Agreement with Compass Bank. The amended credit facility provides for an initial borrowing base, subject to semi-annual redeterminations each April and October based on a review of the Company's reserves, of $30,000,000. For the period from February 1, 2001 through February 28, 2001, the borrowing base will be $23,800,000. The borrowing base will then reduce by $1,550,000 each calendar month thereafter through and including the month of April, 2001. For each calendar month thereafter, the redetermined borrowing base shall be reduced by $550,000. Interest on the credit facility will accrue at a rate calculated at the option of the Company as either the Compass Bank prime rate, or LIBOR plus 1.75%-- 2.00% depending on borrowing base utilization. Interest is payable monthly. The credit facility will mature on April 1, 2003. The credit facility requires that the Company pay a commitment fee each quarter based on the Company's borrowing base utilization. The fee is equal to 0.375% to 0.50% per annum based on the borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels and restricts the Company from declaring or paying dividends on its common stock without the lenders consent. Substantially all the Company's assets are pledged to secure the credit facility.

   Additionally, the Company has a $1 million letter of credit facility in place with Compass Bank that expires in April 2003. There were no outstanding letters of credit as of December 31, 2000.

 Public Offering

   On February 1, 2001, the Company completed a public offering of 3,000,000 shares of its common stock at $5.00 per share resulting in net proceeds of approximately $13.2 million to the Company. The Company used the proceeds from the offering and available cash to reduce outstanding debt under its credit facility by approximately $13.7 million.

 Exchange of Series B Preferred Stock

   Prior to the public offering, the Company reached an agreement with all of the holders of its Series B preferred stock to exchange each share of Series B for 1.8 shares of its common stock. Concurrent with the closing of the public offering, the Company exchanged all 660,839 shares of its Series B preferred stock into

1,189,510 shares of common stock. In connection with the conversion of the Series B preferred stock, a conversion premium in the amount of $2,377,000 was recorded to reflect the excess of the 1:8 conversion factor over the terms of the original preferred stock issuance. This one-time, non-cash charge will be reflected as a preferred stock dividend to arrive at net income applicable to common stock and will not have an affect on stockholders' equity.

 Stock Listing

   The Company is currently below certain of the New York Stock Exchange's ("NYSE's") continued listing critera. The Company has been trading pursuant to an approved business plan to return to compliance within a 12-month time frame. The business plan covered the period through August 2000. The NYSE has determined to forbear from initiating any formal removal action in view of the fact that the Company has successfully met one half of the conjunction test requiring that the Company return to $50 million each in stockholders' equity and market capitalization and has made substantial progress on meeting the other component of the test. The Company's market capitalization at March 19, 2001 was in excess of $100 million. This extension of the business plan has been made in light of evidence that the Company has provided that shows the Company successfully meeting the $50 million equity requirement, though in a delayed time frame.

 Accounting Matters

   The Financial Accounting Standards Board FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1997. This statement established accounting and reporting standards for derivative instruments and hedging activities. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. Effective January 1, 2001, the Company must recognize the fair value of all derivative instruments as either assets or liabilities in its Consolidated Balance Sheet. A derivative instrument meeting certain conditions may be designated as a hedge of a specific exposure; accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Changes in a derivative fair value for a qualifying hedge of forecasted transactions will be deferred and recorded as a component of accumulated comprehensive income until the forecasted transaction occurs, at which time the derivative value will be recognized in earnings. Transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principal. As described under the heading "Quantitative and Qualitative Disclosures About Market Risk" below, the Company makes use of derivative instruments to hedge specific market risks. The Company has determined that the adoption of SFAS No. 133 will decrease other comprehensive income by approximately $2,523,000 and the overall affect on net income from adoption of this standard will not be significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Debt and debt-related derivatives

   The Company is exposed to interest rate risk on its short-term and long-term debt with variable interest rates. Based on the overall interest rate exposure on variable rate debt at December 31, 2000, a hypothetical 2% increase in the interest rates would increase interest expense by approximately $459,000.

  Hedging Activity

   The Company enters into futures contracts or other hedging agreements from time to time to manage the commodity price risk for a portion of its production. The Company considers these to be hedging activities and, as such, monthly settlements on these contracts are reflected in its oil and natural gas sales. The Company's strategy, which is reviewed periodically by its board of directors, has been to hedge between 30% and 70% of its production. Most of the Company's hedging arrangements are in the form of costless collars, whereby a floor and a ceiling are fixed. It is the Company's belief that the benefits of the downside protection afforded by these costless collars outweigh the costs incurred by losing potential upside when commodity prices increase. On

January 1, 2001, the Company adopted a formal policy with respect to hedging arrangements in accordance with accounting pronouncements. The Company does not expect its hedging policy or future hedging practice to differ materially from its historical practice--to hedge a portion of its production ranging from 30% to 70% in order to reduce the impact of short-term fluctuations in prices. The Company will not engage in speculative activity not supported by production.

   The Company's futures contract agreements provide for separate contracts tied to the New York Mercantile Exchange ("NYMEX") light sweet crude oil and natural gas futures contacts. The Company has contracts which contain specific price ranges or "collars" that are settled monthly based on the differences between the contract price or price ranges and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the difference, and to the extent the contract price exceeds the average NYMEX price, the Company receives the difference.

   As of December 31, 2000, the Company's open forward position on its outstanding crude oil was as follows:

     (a) 500 barrels of oil per day with a no cost "collar" of $20.00 and $28.40 per barrel through December 2001; and

     (b) 300 barrels of oil per day with a no cost "collar" of $23.00 and $29.55 per barrel through December 2001;

   The fair value of the crude oil hedging contracts in place at December 31, 2000, resulted in a liability of $20,000.

   As of December 31, 2000, the Company's natural gas hedging contracts were as follows:

     (a) 5000 Mmbtu per day with a no cost collar of $3.05 and $4.45 per Mmbtu through December 31, 2001;

     (b) 5000 Mcf per day "swap" at $7.75 per Mcf for January 2001;

     (c) 5000 Mcf per day "swap" at $7.42 per Mcf for February 2001; and

     (d) 5000 Mcf per day "swap" at $7.60 per Mcf for March 2001.

   The fair value of the natural gas hedging contracts in place at December 31, 2000, would result, if not accounted for as hedges, in a liability of $3,881,000.

   The Company has the option to terminate its outstanding oil and natural gas hedging contracts by paying the amount of the liability. The Company does not anticipate terminating any of its open contacts.

   For the fourth quarter of 1999, the Company had 305,000 Mcf (44%) of the Company's gas hedged. The Company received $2.41 per Mcf of gas during this period versus an average NYMEX gas price of $2.40. For the first quarter of 2000, the Company had 72,800 barrels (66%) of its oil hedged and 455,000 Mcf (64%) of its gas hedged. The Company received $24.18 per barrel of oil and $2.58 per Mcf during this period versus an average NYMEX price of $30.21 per barrel of oil and $2.57 per Mcf. For the second quarter of 2000, the Company had 85,000 barrels (56%) of its oil hedged and 455,000 Mcf (59%) or its gas hedged. The Company received $24.12 per barrel of oil and $3.74 per Mcf during this period versus an average NYMEX price of $28.64 per barrel of oil and $3.88 per Mcf. For the third quarter of 2000, the Company had 92,000 barrels (53%) of its oil hedged and 460,000 Mcf (48%) of its gas hedged. The Company received $26.33 per barrel of oil and $4.27 per Mcf during this period versus an average NYMEX price of $31.46 per barrel of oil and $4.29 per Mcf. For the fourth quarter of 2000, the Company had 92,000 barrels (68%) of its oil hedged and 753,000 Mcf (80%) of its gas hedged. The Company received $27.24 per barrel of oil and $4.94 per Mcf during this period versus an average NYMEX price of $31.24 per barrel of oil and $5.57 per Mcf.

 Price fluctuations and the volatile nature of markets

   Despite the measures the Company has taken to attempt to control price risk, it remains subject to price fluctuations for oil and natural gas sold in the spot market. Prices received for natural gas sold in the spot market are volatile due primarily to seasonality of demand and other factors beyond the Company's control. Oil and natural gas prices can change dramatically primarily as a result of the balance between supply and demand. The trend since 1998 has been upward, with an average natural gas price received for the year ending December 31, 2000, of $4.91 per Mcf, up from $2.94 per Mcf in 1999 and $2.18 per Mcf in 1998. The Company's average oil price received for the year ended December 31, 2000, was $27.24, up from an average price received of $16.88 in 1999 and $11.88 in 1998. There can be no assurance that prices will not decline from current levels. Declines in domestic oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations and quantities of reserves recoverable on an economic basis.

 Disclosure Regarding Forward-Looking Statements

   This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding reserve estimates, planned capital expenditures, future oil and gas production and prices, future drilling activity, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates and such revisions could change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations include changes in oil and gas prices, changes in regulatory or environmental policies, production difficulties, transportation difficulties and future drilling results. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Item 8. Financial Statements and Supplementary Data

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Goodrich Petroleum Corporation:

   We have audited the accompanying consolidated balance sheets of Goodrich Petroleum Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goodrich Petroleum Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Shreveport, Louisiana
March 16, 2001

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                     December 31,  December 31,
                                                         2000          1999
                                                     ------------  ------------
                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents......................... $  3,531,763    5,929,229
  Accounts receivable
    Trade and other, net of allowance...............      241,659      669,741
    Accrued oil and gas revenue.....................    4,553,863    1,937,711
  Prepaid insurance and other.......................      238,647       53,806
                                                     ------------  -----------
    Total current assets............................    8,565,932    8,590,487
                                                     ------------  -----------
PROPERTY AND EQUIPMENT
  Oil and gas properties............................   79,252,980   65,401,168
  Furniture, fixtures and equipment.................      240,150      213,524
                                                     ------------  -----------
                                                       79,493,130   65,614,692
  Less accumulated depletion, depreciation and
   amortization.....................................  (26,044,257) (19,566,835)
                                                     ------------  -----------
    Net property and equipment......................   53,448,873   46,047,857
                                                     ------------  -----------
OTHER ASSETS
  Restricted Cash...................................    1,240,000           --
  Deferred taxes....................................    1,694,675           --
  Other.............................................      394,114    1,620,208
                                                     ------------  -----------
    Total Other Assets..............................    3,328,789    1,620,208
                                                     ------------  -----------
    TOTAL ASSETS.................................... $ 65,343,594   56,258,552
                                                     ============  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long term debt................. $         --    3,600,000
  Accounts payable..................................    3,043,477    2,711,746
  Accrued liabilities...............................    1,231,965    1,326,995
  Current portion of other noncurrent liabilities...      820,454    1,182,306
                                                     ------------  -----------
    Total current liabilities.......................    5,095,896    8,821,047
                                                     ------------  -----------
LONG TERM DEBT......................................   22,965,000   33,353,117
OTHER NONCURRENT LIABILITIES
  Production payment payable........................      969,870    1,630,784
  Accrued abandonment costs.........................    3,707,612    3,108,281
  Accrued interest on long term debt................           --      251,154
                                                     ------------  -----------
    Total liabilities...............................   32,738,378   47,164,383
                                                     ------------  -----------
PREFERRED STOCKHOLDERS EQUITY IN A SUBSIDIARY
 COMPANY............................................           --    2,683,125
STOCKHOLDERS' EQUITY
  Preferred stock; authorized 10,000,000 shares:
   Series A convertible preferred stock, par value
    $1.00 per share; issued and outstanding 791,968
    and 796,318 shares (liquidating preference $10
    per share, aggregating to $7,919,680)...........      791,968      796,318
   Series B convertible preferred stock, par value
    $1.00 per share; issued and outstanding 660,839
    and 665,759 shares (liquidation preference $10
    per share, aggregating to $6,608,390)...........      660,839      665,759
  Common stock, par value $0.20 per share;
   authorized 25,000,000 shares;issued and
   outstanding 13,318,920 and 5,417,171 shares......    2,663,784    1,083,434
  Additional paid-in capital........................   39,348,013   18,156,114
  Accumulated deficit...............................  (10,859,388) (14,290,581)
                                                     ------------  -----------
    Total stockholders' equity......................   32,605,216    6,411,044
                                                     ------------  -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.... $ 65,343,594   56,258,552
                                                     ============  ===========

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended December 31,
                                            -----------------------------------
                                               2000         1999        1998
                                            -----------  ----------  ----------
REVENUES
  Oil and gas sales.......................  $28,014,245  13,734,691   9,836,863
  Other...................................      475,146     285,883     755,010
                                            -----------  ----------  ----------
    Total revenues........................   28,489,391  14,020,574  10,591,873
                                            -----------  ----------  ----------
COSTS AND EXPENSES
  Lease operating expense and production
   taxes..................................    6,913,968   3,591,427   2,821,515
  Depletion, depreciation and
   amortization...........................    5,953,641   4,743,608   4,094,447
  Exploration.............................    2,813,332   1,656,158   6,010,425
  Impairment of oil and gas properties....    1,834,654     465,465   1,075,853
  Interest expense........................    4,390,331   2,810,576   1,909,849
  General and administrative..............    2,518,228   1,989,703   2,399,332
  Other...................................      250,000          --          --
  Preferred dividend requirements of
   subsidiary.............................       38,364      73,125          --
                                            -----------  ----------  ----------
    Total costs and expenses..............   24,712,518  15,330,062  18,311,421
                                            -----------  ----------  ----------
GAIN (LOSS) ON SALES OF ASSETS............      307,299    (519,495)      4,206
                                            -----------  ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES.........    4,084,172  (1,828,983) (7,715,342)
  Income Taxes............................   (1,655,032)         --          --
                                            -----------  ----------  ----------
NET INCOME (LOSS).........................    5,739,204  (1,828,983) (7,715,342)
  Preferred stock dividends...............    1,193,768   1,249,343   1,255,638
                                            -----------  ----------  ----------
INCOME (LOSS) APPLICABLE TO COMMON STOCK..    4,545,436  (3,078,326) (8,970,980)
                                            ===========  ==========  ==========
BASIC INCOME (LOSS) PER AVERAGE COMMON
 SHARE....................................  $       .46        (.58)      (1.71)
                                            ===========  ==========  ==========
DILUTED INCOME (LOSS) PER AVERAGE COMMON
 SHARE....................................  $       .35        (.58)      (1.71)
                                            ===========  ==========  ==========
AVERAGE COMMON SHARES OUTSTANDING BASIC...    9,903,248   5,288,011   5,243,105
AVERAGE COMMON SHARES OUTSTANDING--
 DILUTED..................................   13,116,641   5,288,011   5,243,105

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                       ---------------------------------------
                                           2000         1999          1998
                                       ------------  -----------  ------------
OPERATING ACTIVITIES
 Net income(loss)..................... $  5,739,204   (1,828,983)   (7,715,342)
 Adjustments to reconcile net
  income(loss) to net cash provided by
  operating activities:
 Depletion, depreciation and
  amortization........................    5,953,641    4,743,607     4,094,447
 Amortization of leasehold costs......    1,007,636    1,103,219     1,016,649
 Other................................      250,000           --            --
 Amortization of deferred debt
  financing costs.....................      331,042      109,088            --
 Deferred tax benefit.................   (1,655,032)          --            --
 Impairment of oil and gas
  properties..........................    1,834,654      465,465     1,075,853
 Accrued interest and other charges
  on private placement borrowings.....      973,631           --            --
 Amortization of debt discount........      357,016      142,500            --
 Amortization of production payment
  discount............................      230,649      251,154            --
 Preferred dividends of subsidiary....       38,364       73,125            --
 (Gain)Loss on sale of asset..........     (307,299)     519,495        (4,206)
 Director stock grant.................       30,000       30,000            --
 Dry hole costs.......................      475,130      119,800     3,605,417
 Payment of contingent liability......           --      (68,636)     (160,518)
 Payment of other liabilities.........           --           --      (107,625)
 Net change in:
  Accounts receivable.................   (2,188,070)     678,953      (289,660)
  Prepaid insurance and other.........     (181,323)     195,975       (71,550)
  Accounts payable....................      331,731   (5,051,761)    2,975,821
  Accrued liabilities.................      (95,030)    (418,092)     (679,620)
  Other liabilities...................     (484,525)          --            --
                                       ------------  -----------  ------------
   Net cash provided by operating
    activities........................   12,641,416    1,064,909     3,739,666
                                       ------------  -----------  ------------
INVESTING ACTIVITIES
 Proceeds from sales of assets........      459,526      249,487        49,091
 Acquisition of oil and gas
  properties..........................   (1,198,631)  (4,099,956)     (129,325)
 Capital expenditures.................  (15,141,818)  (2,556,901)  (14,101,522)
                                       ------------  -----------  ------------
   Net cash used in investing
    activities........................  (15,880,923)  (6,407,370)  (14,181,756)
                                       ------------  -----------  ------------
FINANCING ACTIVITIES
 Proceeds from private placement of
  common stock........................    9,150,000           --            --
 Principal payments of bank
  borrowings..........................   (4,125,617)  (2,409,383)     (500,000)
 Proceeds from bank borrowings........           --           --    11,500,000
 Preferred stock dividends............   (2,308,011)          --    (1,255,638)
 Proceeds from private placement
  borrowings..........................           --   12,000,000            --
 Proceeds from preferred stock issue..           --    3,000,000            --
 Exercise of stock purchase warrants..      249,322           --            --
 Exercise of employee stock options...      191,444        3,909            --
 Exercise of director stock options...        9,875           --            --
 Net change in restricted cash........   (1,240,000)          --            --
 Payment of debt and equity financing
  costs...............................     (431,557)  (1,303,496)           --
 Production payments..................     (653,415)    (114,970)           --
                                       ------------  -----------  ------------
   Net cash provided by financing
    activities........................      842,041   11,176,060     9,744,362
                                       ------------  -----------  ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS.....................   (2,397,466)   5,833,599      (697,728)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD................... $  5,929,229       95,630       793,358
                                       ------------  -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD...............................    3,531,763    5,929,229        95,630
                                       ============  ===========  ============
NON CASH INVESTING AND FINANCING
 ACTIVITIES
 Conversion of net carrying amount of
  notes payable and accrued interest..   10,130,349           --            --
 Conversion of preferred stock of
  subsidiary..........................    2,721,489           --            --
 Acquisition of oil and gas properties
  and assumption of related
  liabilities.........................           --    6,036,342            --
 Costs of private placement...........           --      355,800            --
 Accrued Capital Expenditures and
  Financing Costs.....................           --           --     1,981,276

                See notes to consolidated financial statements.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                 Years Ended December 31, 2000, 1999 and 1998

                                                                                                                  Accumulated
                                                                                                              Other Comprehensive
                                                                                                               Income-Unrealized
                                                                                  Additional                    Gain (Loss) on
                      Series A            Series B                                 Paid-In     Accumulated     Marketable Equity
                  Preferred Stock*    Preferred Stock*         Common Stock        Capital       Deficit          Securities
                  ------------------  ------------------  ---------------------- ------------ --------------  -------------------
Balance at
January 1,
1998............  796,318    796,318  750,000    750,000   5,232,403   1,046,481   15,146,095     (3,490,618)         84,400
Net loss........       --         --       --         --          --          --           --     (7,715,342)             --
Unrealized
Change in
Marketable
Securities......       --         --       --         --          --          --           --             --        (485,300)
Total
Comprehensive
Income (Loss)...       --         --       --         --          --          --           --             --              --
Preferred stock
dividends.......       --         --       --         --          --          --           --     (1,255,638)             --
Employee and
director stock
grants..........       --         --       --         --      15,302       3,060       79,932             --              --
                  -------  ---------  -------  ---------  ---------- ----------- ------------ --------------      ----------
Balance at
December 31,
1998............  796,318  $ 796,318  750,000  $ 750,000   5,247,705 $ 1,049,541 $ 15,226,027 $ (12,4 61,598)     $ (400,900)
                  =======  =========  =======  =========  ========== =========== ============ ==============      ==========
Net loss........       --         --       --         --          --          --           --     (1,828,983)             --
Realized loss on
sale of
marketable
Securities......       --         --       --         --          --          --           --             --         400,900
Total
Comprehensive
Income (Loss)...       --         --       --         --          --          --           --             --              --
Issuance of
Common Stock
purchase
Warrants with
Preferred
Stock...........       --         --       --         --          --          --      210,000             --              --
Issuance of
Common Stock
purchase
Warrants for
services........       --         --       --         --      40,000       8,000      113,800             --              --
Issuance of
Common Stock
purchase
Warrants as
transaction
fee.............       --         --       --         --          --          --      234,000             --              --
Issuance of
Common Stock
Purchase
Warrants with
debt............       --         --       --         --          --          --    2,280,000             --              --
Director Stock
Grants..........       --         --       --         --      30,000       6,000       24,000             --              --
Exercise of
Employee Stock
Options.........       --         --       --         --       5,250       1,050        2,889             --              --
Conversion of
Series B
Preferred Stock
to Common
Stock...........       --          -  (84,241)   (84,241)     94,216      18,843       65,398              -              --
                  -------  ---------  -------  ---------  ---------- ----------- ------------ --------------      ----------
Balance at
December 31,
1999............  796,318  $ 796,318  665,759  $ 665,759   5,417,171 $ 1,083,434 $ 18,156,114 $ (14 ,290,581)     $        -
                  =======  =========  =======  =========  ========== =========== ============ ==============      ==========
Net Income......       --         --       --         --          --          --           --      5,739,204              --
Total
Comprehensive
Income..........       --         --       --         --          --          --           --             --              --
Issuance of
Common Stock....       --         --       --         --   2,533,333     506,667    8,643,333             --              --
Conversion of
preferred stock
of subsidiary to
common stock....       --         --       --         --   1,547,665     309,533    2,411,956             --              --
Exercise of
director stock
option..........       --         --       --         --      12,500       2,500        7,375             --              --
Conversion of
notes payable...       --         --       --         --   3,295,647     659,130    9,751,719             --              --
Preferred stock
dividends.......       --         --       --         --          --          --           --     (2,308,011)             --
Exercise of
common stock
purchase
warrants........       --         --       --         --     252,022      50,403      198,919             --              --
Exercise of
Employee Stock
Options.........       --         --       --         --     245,698      49,140      142,304             --              --
Director Stock
Grant...........       --         --       --         --       6,000       1,200       28,800             --              --
Conversion of
Series B
Preferred Stock
to Common
Stock...........       --         --   (4,920)    (4,920)      5,486       1,097        3,823             --              --
Conversion of
Series A
Preferred Stock
to Common
Stock...........   (4,350)    (4,350)      --         --       3,398         680        3,670             --              --
                  -------  ---------  -------  ---------  ---------- ----------- ------------ --------------      ----------
Balance at
December 31,
2000............  791,968  $ 791,968  660,839  $ 660,839  13,318,920 $ 2,663,784 $ 39,348,013 $ (10, 859,388)     $       --
                  =======  =========  =======  =========  ========== =========== ============ ==============      ==========
                      Total
                  Stockholders'
                     Equity
                  -------------
Balance at
January 1,
1998............    14,332,676
Net loss........    (7,715,342)
Unrealized
Change in
Marketable
Securities......      (485,300)
                  -------------
Total
Comprehensive
Income (Loss)...    (8,200,642)
Preferred stock
dividends.......    (1,255,638)
Employee and
director stock
grants..........        82,992
                  -------------
Balance at
December 31,
1998............   $ 4,959,388
                  =============
Net loss........    (1,828,983)
Realized loss on
sale of
marketable
Securities......       400,900
                  -------------
Total
Comprehensive
Income (Loss)...    (1,428,083)
Issuance of
Common Stock
purchase
Warrants with
Preferred
Stock...........       210,000
Issuance of
Common Stock
purchase
Warrants for
services........       121,800
Issuance of
Common Stock
purchase
Warrants as
transaction
fee.............       234,000
Issuance of
Common Stock
Purchase
Warrants with
debt............     2,280,000
Director Stock
Grants..........        30,000
Exercise of
Employee Stock
Options.........         3,939
Conversion of
Series B
Preferred Stock
to Common
Stock...........            --
                  -------------
Balance at
December 31,
1999............   $ 6,411,044
                  =============
Net Income......     5,739,204
                  -------------
Total
Comprehensive
Income..........     5,739,204
Issuance of
Common Stock....     9,150,000
Conversion of
preferred stock
of subsidiary to
common stock....     2,721,489
Exercise of
director stock
option..........         9,875
Conversion of
notes payable...    10,410,849
Preferred stock
dividends.......    (2,308,011)
Exercise of
common stock
purchase
warrants........       249,322
Exercise of
Employee Stock
Options.........       191,444
Director Stock
Grant...........        30,000
Conversion of
Series B
Preferred Stock
to Common
Stock...........            --
Conversion of
Series A
Preferred Stock
to Common
Stock...........            --
                  -------------
Balance at
December 31,
2000............   $32,605,216
                  =============

-----
*dividends are cumulative and arrearages amounted to $1,249,343 or $0.23 per share at December 31, 1999

                See notes to consolidated financial statements

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

NOTE A--Description of Business

   The Company is in the primary business of exploration and production of crude oil and natural gas. The subsidiaries have interests in such operations in seven states, primarily in Louisiana and Texas.

NOTE B--Summary of Significant Accounting Policies

   Principals of Consolidation--The consolidated financial statements include the financial statements of Goodrich Petroleum Corporation, its wholly-owned subsidiaries, and one of its wholly-owned subsidiary's wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

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

   The Company follows SFAS No. 121 and recognizes an impairment when the net of future cash inflows expected to be generated by an identifiable long-lived asset and cash outflows expected to be required to obtain those cash inflows is less than the carrying value of the asset. The Company performs this comparison for its oil and gas properties on a field-by-field basis using the company's estimates of future commodity prices. The amount of such loss is measured based on the difference between the discounted value of such net future cash flows and the carrying value of the asset. The Company recorded such impairments in 2000, 1999 and 1998 in the amounts of $1,835,000, $465,000 and $1,076,000 respectively. The impairments were generally the result of certain non-core fields depleting earlier than anticipated.

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

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000


   Marketable Equity Securities--The Company classifies its investment in marketable equity securities as available for sale. Accordingly, unrealized holding gains and losses are excluded from earnings and are reported as other comprehensive income until realized. The Company sold its marketable equity securities in January 1999.

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

   Accounting Matters--The Financial Accounting Standards Board FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1997. This statement established accounting and reporting standards for derivative instruments and hedging activities. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. Effective January 1, 2001, the Company must recognize the fair value of all derivative instruments as either assets or liabilities in its Consolidated Balance Sheet. A derivative instrument meeting certain conditions may be designated as a hedge of a specific exposure; accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Changes in a dervative fair value for a qualifying hedge of forecasted transactions will be deferred and recorded as a component of accumulated comprehensive income until the forecasted transaction occurs, at which time the dervative value will be recognized in earnings. Transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principal. The Company makes use of derivative instruments to hedge specific market risks. The Company has determined that the adoption of SFAS No. 133 will decrease other comprehensive income by approximately $2,523,000 and the overall affect on net income from adoption of this standard will not be significant.

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

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000


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

   Use of Estimates--Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principals. Actual results could differ from those estimates.

NOTE C--Subsequent Events

 Public Offering

   On February 1, 2001, the Company completed a public offering of 3,000,000 shares of its common stock at $5.00 per share resulting in net proceeds of approximately $13.2 million to the Company. The Company used the proceeds from the offering along with other available funds to reduce outstanding debt under its credit facility by approximately $13.7 million.

 Exchange of Series B Preferred Stock

   Prior to the public offering, the Company reached an agreement with all of the holders of its Series B preferred stock to exchange each share of Series B for 1.8 shares of its common stock. Concurrent with the closing of the public offering, the Company exchanged all 660,839 shares of its Series B preferred stock into 1,189,510 shares of common stock. In connection with the conversion of the Series B preferred stock, a conversion premium in the amount of $2,377,000 was recorded to reflect the excess of the 1:8 conversion factor over the terms of the original preferred stock issuance. This one-time, non-cash charge will be reflected as a preferred stock dividend to arrive at net income applicable to common stock and will not have an affect on total stockholders equity.

NOTE D--Indebtedness

   Indebtedness at December 31, 2000 and 1999 consists of the following:

                                                            2000        1999
                                                         ----------- ----------
Bank Debt
Borrowings under credit facility, interest, at Compass
 Prime plus 5/8% (see below) (weighted average rate at
 December 31, 2000--9.9%); principal due April 1, 2003.. $22,965,000 27,090,617
Convertible Notes Payable at the Subsidiary Level
Goodrich Petroleum Company, LLC $6,000,000 face amount,
 interest at 8% maturing in 2004; (effective interest
 rate of 13.0%).........................................          --  4,931,250
Goodrich Petroleum Company--Lafitte LLC $6,000,000 face
 amount, interest at 8% maturing in 2004; (effective
 interest rate of 13.0%)................................          --  4,931,250
                                                         ----------- ----------
                                                          22,965,000 36,953,117
Less current portion....................................          --  3,600,000
                                                         ----------- ----------
Long-term debt, excluding current portion............... $22,965,000 33,353,117
                                                         =========== ==========

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000


 Compass Credit Facility

   On January 31, 2001, the Company amended its Credit Agreement with Compass Bank. The amended credit facility provides for an initial borrowing base, subject to semi-annual redeterminations each April and October based on a review of the Company's reserves, of $30,000,000. For the period from February 1, 2001 through February 28, 2001, the borrowing base will be $23,800,000. The borrowing base will then reduce by $1,550,000 each calendar month thereafter through and including the month of April, 2001. For each calendar month thereafter, the redetermined borrowing base shall be reduced by $550,000. Interest on the credit facility will accrue at a rate calculated at the option of the Company as either the Compass Bank prime rate, or LIBOR plus 1.75%-- 2.00% depending on borrowing base utilization. Interest is payable monthly. The credit facility will mature on April 1, 2003. The credit facility requires that the Company pay a commitment fee each quarter based on the Company's borrowing base utilization. The fee is equal to 0.375% to 0.50% per annum based on the borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels and restricts the Company from declaring or paying dividends on its common stock without the lenders consent. Substantially all the Company's assets are pledged to secure the credit facility.

   Additionally, the Company has a $1 million letter of credit facility in place with Compass Bank that expires in April 2003. There were no outstanding letters of credit as of December 31, 2000.

   Interest paid during 2000, 1999 and 1998 amounted to $2,182,724, $2,338,840 and $1,904,809 respectively.

 Convertible Notes Payable

   The convertible notes issued by two of the Company's subsidiaries in a private placement in September 1999 accrued interest at 8% per annum, monthly in arrears. The principal and interest on the notes were convertible into the common stock of the Company at the rate of $4.00 per share. The purchasers of these notes received one warrant to purchase a share of the common stock of the Company at $.9375 (the closing price on the date the transaction was negotiated) for every $4.00 of notes issued.

   On August 17, 2000, the holders of approximately $12,943,000 of principal and accrued interest on the convertible notes converted their notes into 3,235,647 shares of the Company's common stock under the original terms of the notes. The conversion of the notes increased stockholders equity by approximately $10,130,000, inclusive of approximately $1,033,000 in remaining deferred loan financing costs which were eliminated.

   The Company arranged a stand-by underwriting to finance the purchase of the convertible notes from noteholders that elected not to convert their notes into the Company's common stock. Notes purchased by the underwriters were subsequently converted into shares of the Company's common stock on the same terms as the notes originally tendered for conversion. Two of the underwriters are, or are affiliates of, members of the Company's board. Each underwriter received 15,000 shares of the Company's common stock as compensation for their services. In addition, one of the underwriters received an additional 15,000 shares of common stock for their role as agent for the noteholders. The Company issued 60,000 shares of common stock as consideration for underwriting and noteholder agent assistance relative to the conversion of the notes, which resulted in a charge to interest expense of $280,500.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000


Note E--Preferred Stockholders Equity in a Subsidiary Company

   During 1999, Goodrich-Louisiana issued $3,000,000 of preferred interests consisting of 300,000 preferred units with a par value and liquidation preference of $10 per share. The fair value of the preferred units was recorded as preferred stockholders' equity in a subsidiary company in the accompanying financial statements. Dividends on the preferred units accrued quarterly in arrears at 8% per annum through September 30, 2002 at which time the rate increased 2% per year, not to exceed 20%. Goodrich-Louisiana had the right to redeem the units at any time. The preference amount and accrued dividends were convertible by the holder at any time into the common stock of the Company at $2.00 per share. Each preferred unit holder was also issued one warrant to purchase a share of common stock of the Company for every $10 of preference value. The warrants are exercisable at $1.50 per share at any time before their expiration on September 30, 2006. Issuance costs of $180,000 were allocated to and offset against the carrying value of the preferred units.

   On February 17, 2000, all of the holders of the Preferred Units converted the units into approximately 1,550,000 shares of the common stock of Goodrich Petroleum Corporation. The conversion of the preferred units increased the Company's stockholders equity by approximately $2,700,000.

NOTE F--Acquisition of Oil and Gas Properties

   On March 2, 2000, the Company completed its acquisition of working interests in the Burrwood and West Delta 83 Fields, comprising approximately 8,600 acres, in Plaquemines Parish, Louisiana for net purchase price of $1,198,000 and the assumption of the fields plugging and abandonment obligation estimated at $4,300,000 and the obligation to shoot 3-D seismic over the fields at a cost of approximately $2,500,000. The Company acquired an approximate 95% working interest of all rights from the surface to approximately 10,600' and an approximate 47.5% working interest in the deep rights below 10,600 feet.

NOTE G--Income (Loss) Per Share

   Net income (loss) was used as the numerator in computing both basic and diluted income (loss) per common share for the years ended December 31, 2000, 1999 and 1998. The following table reconciles the weighted average shares outstanding used for these computations.

                                                     Year Ended December 31,
                                                  ------------------------------
                                                     2000      1999      1998
                                                  ---------- --------- ---------
Basic Method.....................................  9,903,248 5,288,011 5,243,105
Dilutive Stock Warrants..........................  2,842,858        --        --
Dilutive Stock Options...........................    370,535        --        --
Convertible Debt.................................         --        --        --
                                                  ---------- --------- ---------
Diluted Method................................... 13,116,641 5,288,011 5,243,105
                                                  ========== ========= =========

   Both series of the Company's convertible preferred stock and its stock options are considered to be potential common stock. Additionally, stock purchase warrants issued in the 1999 Private Placement and the convertible debt are also considered potential common stock. Approximately 798,000 stock options and 1,067,000 shares issuable in connection with the convertible preferred stock have not been included in the computation of diluted income per share in 2000 because to do so would have been antidilutive. No potential common stock amounts have been included in the computation of diluted per share in 1999 and 1998 because to do so would have been antidilutive. The calculation of the dilutive effects of potentially dilutive securities has been calculated using the treasury stock method.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000


NOTE H--Income Taxes

   Income tax expense for the years ending December 31, 2000, 1999 and 1998 consists of:

                                                 Current  Deferred     Total
                                                 ------- ----------  ----------
      Year Ended December 31, 2000:
        U.S. Federal............................ $    -- (1,655,032) (1,655,032)
        State...................................      --         --          --
                                                 ------- ----------  ----------
                                                      -- (1,655,032) (1,655,032)
                                                 ======= ==========  ==========
      Year Ended December 31, 1999:
        U.S. Federal............................ $    --         --          --
        State...................................      --         --          --
                                                 ------- ----------  ----------
                                                      --         --          --
                                                 ======= ==========  ==========
      Year Ended December 31, 1998:
        U.S. Federal............................ $14,643    (14,643)         --
        State...................................      --         --          --
                                                 ------- ----------  ----------
                                                  14,643    (14,643)         --
                                                 ======= ==========  ==========

   The following is a reconciliation of the U.S. statutory income to the Company's income (loss) before income taxes for the years ended December 31, 2000, 1999 and 1998:

                                                2000        1999       1998
                                             -----------  --------  ----------
U.S. Statutory Income Tax..................    1,429,460  (640,144) (2,700,370)
Increase in deductible temporary
 differences for which no benefit
 recorded..................................           --   640,144   2,669,509
Change in the beginning of the year balance
 of the valuation allowance allocated to
 income tax expense                           (3,089,767)       --          --
Nondeductible expenses.....................        5,275        --      30,681
                                             -----------  --------  ----------
                                             (1,655,032)        --          --
                                             ===========  ========  ==========

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below.

                                                     December 31,  December 31,
                                                         2000          1999
                                                     ------------  ------------
      Deferred tax assets:
      Differences between book and tax basis of:
        Contingent liabilities...................... $   132,349       132,349
      Other.........................................     157,247         8,750
      Operating loss carryforwards..................  14,383,974    13,384,419
      Statutory depletion carryforward..............   6,407,941     5,974,726
      AMT Tax credit carryforward...................   1,477,872     1,477,872
      Investment tax credit carryforward............       2,108         2,108
                                                     -----------   -----------
      Total gross deferred tax assets...............  22,561,491    20,980,224
      Less valuation allowance...................... (16,816,199)  (19,784,669)
                                                     -----------   -----------
      Net deferred tax assets.......................   5,745,292     1,195,555
                                                     -----------   -----------
      Deferred tax liability:
      Differences between book and tax basis of:
        Property and equipment......................  (4,050,617)   (1,155,912)
                                                     -----------   -----------
      Total gross deferred liability................  (4,050,617)   (1,155,912)
                                                     -----------   -----------
      Net deferred tax asset........................ $ 1,694,675        39,643
                                                     ===========   ===========


   The valuation allowance for deferred tax assets decreased $2,968,470 and increased $680,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in 2000 is primarily the result of recognizing a change in the beginning of the year valuation allowance resulting from changes in management's estimates of future taxable income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based primarily upon the level of projections for future taxable income and the reversal of future taxable temporary differences over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2000. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000


   The following table summarizes the amounts and expiration dates of operating loss and investment tax credit carryforwards:

          Operating loss
           carryforwards                 Investment tax credit carryforwards
          --------------                 -----------------------------------
      Amount           Expires              Amount                     Expires
      ------           -------         ------------------         ------------------
      $   973,053       2005                       $2,108                      2001
        7,093,823       2006
        8,860,622       2007
        4,285,746       2008
        3,247,494       2009
        5,480,870       2010
          600,706       2011
        1,939,496       2012
        4,530,029       2018
        2,546,445       2019
        1,538,785       2020
      -----------
      $41,097,069
      ===========

   As a result of the August 15, 1995 business combination, the Company's annual utilization of its net operating loss and statutory depletion carryforwards generated prior to the business combination are limited under Internal Revenue Code Section 382. Such limitation is determined annually and is comprised of a base amount of $1,682,797 plus any recognized "built in gains" existing at August 15, 1995.

   Additionally, as a result of the conversion of the preferred units and private placement on February 18, 2000, the combined annual limitation of the Company's existing net operating losses and statutory depletion carryforwards will be approximately $2,671,000 plus any recognized "built in gains" existing at February 18, 2000. Such limitation amounted to $23,511,000 in 1999 and is estimated to be $26,733,000 in 2000. The Company's statutory depletion carryforwards and AMT credit carryovers have no expiration date.

   The Company paid income taxes of $4,344 in 1998.

NOTE I--Production Payment Obligation

   A production payment was entered into by the Company to assist in the financing of the Lafitte Field acquisition in September 1999. The original amount of the production payment obligation was $2,940,000, which was recorded as a production payment liability of $2,228,000 after a discount to reflect an effective rate of interest of 11.25%. At December 31, 2000 the remaining principal amount was $2,172,000 and the recorded liability was $1,691,000. Under the terms of the production payment the Company must make monthly cash payments which approximate the Company's forty-nine percent share of 10% of the monthly gross oil and gas revenue of the Lafitte Field.

   The Company's estimate as of December 31, 2000, based on expected production and prices and expected discount amortization is that projected payments will decrease the recorded liability as follows: 2001, $561,000; 2002, $592,000 and 2003, $538,000.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000


NOTE J --Stockholders' Equity

   On October 23, 2000, the Company completed a private placement of 1,000,000 shares of common stock at $5.00 per share. Net proceeds from the private placement amounted to $4,650,000 and were used primarily to accelerate the development of the Company's Burrwood and West Delta 83 fields. An affiliate of a member of the Company's board of directors received $250,000 in compensation for its service in placing the shares in the private placement.

   On February 18, 2000, the Company completed a private placement of shares of its common stock resulting in net proceeds to the Company of $4,500,000. The Company issued 1,533,000 shares of common stock in its offering. The $4,500,000 in offering proceeds were used to assist in the acquisition and development of the Burrwood and West Delta 83 fields, and to further develop the Lafitte field purchased in 1999.

   Approximately $2,300,000 of the proceeds from issuance of the convertible notes and preferred units as part of the 1999 Private Placement was allocated to additional paid in capital as the fair value of the warrants issued in connection with the securities. The proceeds allocable to additional paid-in capital were being amortized as additional interest cost over the original term of the related notes until their conversion in August 2000, (See Note D). Additional interest costs related to the amortization of proceeds amounted to $359,000 and $142,500 for 2000 and 1999, respectively.

   Common Stock--At December 31, 2000 unissued shares of Goodrich common stock were reserved in the amount of 3,348,000 shares for the exercise of stock warrants issued in connect with the private placement transaction of September 23, 1999 and 762,188 shares for stock option plans.

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

   The Company issued 750,000 shares of Series B Convertible Preferred Stock in connection with its acquisition of the La/Cal II properties on January 31, 1997. The Series B Convertible Preferred Stock has a par value of $1.00 per share with a liquidation preference of $10.00 per share and ranked junior to the Series A Preferred Stock. The shares of Series B Preferred Stock were convertible at the option of the holder at any time, unless earlier redeemed, into shares of common stock of the Company at the conversion rate of 1.12 shares of common stock per share of Series B Preferred Stock. During 2000 holders of 84,241 shares of Series B Preferred Stock opted to convert their shares into 94,216 shares of common stock of the Company. The Series B Preferred Stock was redeemable by the Company prior to January 31, 2001 at $10.00 per share. Dividends on the Series B Preferred Stock accrued at an annual rate of 8.25% and were cumulative.

   The Company reached an agreement with all of the holders of its Series B stock to exchange each share of Series B for 1.8 shares of its common stock. Concurrent with the closing of its public offering (See Note C), the Company exchanged all 660,839 shares of its Series B preferred stock into 1,189,510 shares of common stock.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000


   Stock Option and Incentive Programs--Goodrich currently has two plans, which provide for stock option and other incentive awards for the Company's key employees, consultants and directors. The Goodrich Petroleum Corporation 1995 Stock Option Plan allows the Board of Directors to grant stock options, restricted stock awards, stock appreciation rights, long-term incentive awards and phantom stock awards, or any combination thereof, to key employees and consultants. The Goodrich Petroleum Corporation 1997 Director Compensation Plan provides for the grant of stock and options to each director who is not and has never been an employee of the Company. Additionally, Goodrich assumed certain outstanding stock options of Patrick as a result of the business combination in 1995.

   The Goodrich plans authorize grants of options to purchase up to a combined total of 762,168 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant, and all stock options granted under the 1995 Stock Option Plan generally have ten year terms and three year pro rata vesting.

   The per share weighted average fair value of stock options granted during 2000, 1999 and 1998 was $3.16, $2.17 and $2.57 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000--expected dividend yield 0%, risk-free interest rate of 7.5%, and an expected life of 6 years; 1999--expected dividend yield 0%, risk-free interest rate of 7.5%, and an expected life of 6 years; 1998--expected dividend yield 0%, risk-free interest rate of 7.5%, and an expected life of 6 years; expected volatility of stock over expected life of the options--35%.

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

                                                2000       1999        1998
                                             ---------- ----------  ----------
Net Income(loss)................ As reported $5,739,204 (1,828,983) (7,715,342)
                                 Pro forma    5,040,410 (2,109,357) (7,906,618)
Income(loss) applicable to...... As reported  4,545,436 (3,078,326) (8,970,980)
  common stock ................. Pro forma    3,846,642 (3,358,700) (9,162,256)
Basic income(loss)
  per average common share...... As reported       0.46      (0.58)      (1.71)
                                 Pro forma         0.39      (0.64)      (1.75)
Diluted income(loss)
  per average common share...... As reported       0.35      (0.58)      (1.71)
                                 Pro forma         0.29      (0.64)      (1.75)

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000


   Stock option transactions during 2000, 1999 and 1998 were as follows:

                                                                                                 Weighted
                                                Weighted                                          Average
                             Number of          Average                                          Remaining
                              Options        Exercise Price     Range of Exercise Price      Contractual Life
                          -----------------  -------------- -------------------------------- -----------------
                                    Patrick         Patrick                                           Patrick
                           Total     Only    Total   Only        Total        Patrick Only    Total     Only
                          --------  -------  ------ ------- --------------- ---------------- -------- --------
Outstanding January 1,
 1998 ..................   341,442   70,817    9.60  18.60  $5.50 to $24.00 $16.00 to $24.00 7.4 yrs. 4.2 yrs.
                          ========  =======
 Granted--1995 Stock
  Option Plan...........   144,000       --    5.98     --
 Granted--1997 Director
  Compensation Plan ....    10,000       --    5.98     --
 Expiration of Options
  ......................  (62,190)  (5,625)    7.88  19.33
                          --------  -------
Outstanding December 31,
 1998 ..................   433,252   65,192      --     --  $5.50 to $24.00 $16.00 to $24.00 7.0 yrs. 3.4 yrs.
                          ========  =======
 Granted--1995 Stock
  Option ...............   389,196       --    1.37     --
 Granted--1997 Director
  Stock Option .........    37,063       --     .80     --
 Exercised--1995 Stock
  Option Plan...........     5,250       --     .75     --
 Expiration/Surrender of
  Options ..............  (381,377) (29,567)   7.61  18.00
                          --------  -------  ------  -----
Outstanding December 31,
 1999 ..................   472,884   35,625      --     --  $0.75 to $24.00 $16.00 to $24.00 8.5 yrs. 2.9 yrs.
                          ========  =======
 Granted--1995 Stock
  Option Plan...........   600,000       --    4.99     --
 Granted--1995 Non-
  Employee Director
  Stock Option Plan ....    12,000       --    4.88     --
 Exercised--1995 Stock
  Option Plan...........  (245,698)      --     .78     --
 Exercised--1997
  Director Stock Option
  Plan..................   (12,500)      --     .79     --
 Expiration of Options
  ......................   (64,500)      --    4.35     --
                          --------  -------
Outstanding December 31,
 2000 ..................   762,186   35,625      --     --  $0.75 to $24.00 $16.00 to $24.00 8.9 yrs. 1.9 yrs.
                          ========  =======
Exercisable December 31,
 1998 ..................   208,379   65,192  $10.86  18.54
Exercisable December 31,
 1999 ..................    71,438   35,625  $ 9.95  19.00
Exercisable December 31,
 2000 ..................   129,356   35,625  $ 7.59  19.00

NOTE J--Hedging Activities

   The Company enters into futures contracts or other hedging agreements from time to time to manage the commodity price risk for a portion of its production. The Company considers these to be hedging activities and, as such, monthly settlements on these contracts are reflected in its oil and natural gas sales. The Company's strategy, which is reviewed periodically by its board of directors, has been to hedge between 30% and 70% of its production. Most of the Company's hedging arrangements are in the form of costless collars, whereby a floor and a ceiling are fixed. It is the Company's belief that in most cases the benefits of the downside protection afforded by these costless collars outweigh the costs incurred by losing potential upside when commodity prices increase. The Company has adopted a formal policy with respect to hedging arrangements in accordance with accounting pronouncements. The Company does not expect its hedging policy or future hedging practice to differ materially from its historical practice--to hedge a portion of its production ranging from 30% to 70% in order to reduce the impact of short-term fluctuations in prices. The Company will not engage in speculative activity not supported by production.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000


   The Company's futures contract agreements provide for separate contracts tied to the New York Mercantile Exchange ("NYMEX") light sweet crude oil and natural gas futures contracts. The Company has contracts which contain specific price ranges or "collars" that are settled monthly based on the differences between the contract price or price ranges and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the difference, and to the extent the contract price exceeds the average NYMEX price, the Company receives the difference.

   As of December 31, 2000, the Company's open forward position on its outstanding crude oil was as follows:

     (a) 500 barrels of oil per day with a no cost "collar" of $20.00 and $28.40 per barrel through December 2001;

     (b) 300 barrels of oil per day with a no cost "collar" of $23.00 and $29.55 per barrel through December 2001; and

   The fair value of the crude oil hedging contracts in place at December 31, 2000, resulted in a liability of $20,000.

   As of December 31, 2000, our natural gas hedging contracts were as follows:

     (e) 5000 MMbtu per day with a no cost collar of $3.05 and $4.45 per MMbtu through December 31, 2001;

     (f) 5000 Mcf per day "swap" at $7.75 per Mcf for January 2001;

     (g) 5000 Mcf per day "swap" at $7.42 per Mcf for February 2001; and

     (h) 5000 Mcf per day "swap" at $7.60 per Mcf for March 2001.

   The fair value of the natural gas hedging contracts in place at December 31, 2000, would result, if not accounted for as hedges, in a liability of $3,881,000.

   The Company has the option to terminate its outstanding oil and natural gas hedging contracts by paying the amount of the liability. The Company does not anticipate terminating any of our open contacts. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its hedging contracts. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

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

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000


NOTE K--Fair Value of Financial Instruments

   The following presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999.

                                  December 31, 2000       December 31, 1999
                                ----------------------  ---------------------
                                 Carrying                Carrying
                                  Amount    Fair Value    Amount   Fair Value
                                ----------- ----------  ---------- ----------
      Financial liabilities--
        Long-term debt
         (including current
         maturities)........... $22,965,000 22,965,000  27,090,617 27,090,617
        Notes payable.......... $        --         --   9,862,500  9,862,500
        Production payment
         liability............. $ 1,691,050  1,691,050   2,113,000  2,113,000
      Hedges Asset
       (Liability)--
        Oil.................... $        --         --          --   (338,000)
        Gas.................... $        -- (3,881,000)         --    300,000

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

   Cash and cash equivalents, accounts receivable, restricted cash, accounts payables and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of those instruments. Therefore, these instruments were not presented in the table above.

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

NOTE L--Concentrations of Credit Risk and Significant Customers

   Due to the nature of the industry the Company sells its oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. Revenues from these sources as a percent of total revenues for the periods presented were as follows:

                                                                    Year Ended
                                                                   December 31,
                                                                  ----------------
                                                                  2000  1999  1998
                                                                  ----  ----  ----
      Seaber Corporation of Louisiana............................  48%   37%   47%
      Genesis Crude Oil, L.P.....................................  27%   --    --
      Gulfmark Energy, Inc.......................................  10%   --    --
      Equiva Trading.............................................   8%   27%   12%
      Texla Energy Management....................................  --    10%   --
      Navajo Refining Company....................................   4%    7%   11%

NOTE M--Commitments and Contingencies

   The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company estimates that the remaining cost of long-term clean-up of the site will be approximately $3.5 million, with the Company's percentage of responsibility estimated to be

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000

approximately 3.05%. As of December 31, 2000, the Company had paid $321,000 in costs related to this matter and accrued $122,500 for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

   In connection with the acquisition of its Burrwood and West Delta 83 Fields, the Company secured a performance bond and established an escrow account to be used for the payment of obligations associated with the plugging and abandonment of the wells, salvage and removal of platforms and related equipment, and the site restoration of the fields. Required escrowed outlays include an initial cash payment of $750,000 and monthly cash payments of $70,000 beginning June 1, 2000 and continuing until June 1, 2005. In addition, as part of the purchase agreement, the Company has agreed to shoot a 3-D seismic survey over the fields by June 30, 2001 or remit payment to the seller in the amount of $3,500,000. The 3-D seismic survey began in July 2000 and the Company anticipates that the seismic survey will be completed on or before June 30, 2001. The cost of the seismic survey is expected to be approximately $2,500,000 and the Company has incurred seismic study costs of approximately $1,250,000 through December 31, 2000.

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

NOTE N--Natural Gas and Crude Oil Cost Data

   The following reflects the Company's capitalized costs related to natural gas and oil activities at December 31, 2000, and 1999:

                                                          2000         1999
                                                       -----------  -----------
      Proved properties..............................  $74,778,157   61,527,593
      Unproved properties............................    4,474,823    3,873,575
                                                       -----------  -----------
                                                        79,252,980   65,401,168
      Less accumulated depreciation and depletion....  (25,908,724) (19,398,287)
                                                       -----------  -----------
      Net property and equipment.....................  $53,344,256   46,002,881
                                                       ===========  ===========

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000


   The following table reflects certain data with respect to natural gas and oil property acquisitions, exploration and development activities:

                                              Year Ended December 31,
                                         ---------------------------------------
                                            2000           1999          1998
                                         -----------    ----------    ----------
      Property acquisition
        Proved.......................... $ 1,198,631(a) 10,136,298(b)    129,325
        Unproved........................     820,200       498,391     2,446,474
      Exploration.......................   2,797,642     1,634,299     8,718,682
      Development.......................  13,862,296     1,960,371     8,169,741
                                         -----------    ----------    ----------
                                         $18,678,769    14,229,359    19,464,222
                                         ===========    ==========    ==========

--------
(a) Burrwood/West Delta 83 Field acquisition.
(b) Primarily Lafitte Field acquisition inclusive of liabilities assumed in connection with the purchase.

NOTE O--Supplemental Oil and Gas Reserve Information (Unaudited)

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

   Regulations published by the Securities and Exchange Commission define proved reserves as those volumes of crude oil, condensate, and natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are those volumes expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are those volumes expected to be recovered as a result of making additional investments by drilling new wells on acreage offsetting productive units or recompleting existing wells.

 Schedule 3--Standardized Measure of Discounted Future Net Cash Flows to Proved Oil and Gas Reserves

   SFAS No. 69 requires calculation of future net cash flows using a ten percent annual discount factor and year end prices, costs, and statutory tax rates, except for known future changes such as contracted prices and legislated tax rates.

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000


   The calculated value of proved reserves is not necessarily indicative of either fair market value or present value of future cash flows because prices, costs, and governmental policies do not remain static; appropriate discount rates may vary; and extensive judgment is required to estimate the timing of production. Other logical assumptions would likely have resulted in significantly different amounts. Crude oil and natural gas market prices at the end of each year, were used for this calculation, and averaged $26.10 per bbl and $10.06 per Mcf, respectively as of December 31, 2000; $25.16 per Bbl and $2.63 per Mcf, respectively as of December 31, 1999, and $9.37 per Bbl and $2.24 per Mcf, respectively as of December 31, 1998.

   Schedule 3 also presents a summary of the principal reasons for change in the standard measure of discounted future net cash flows for each of the three years in the period ended December 31, 2000.

Schedule 1--Estimated Net Proved Gas Reserves (Mcf)

                                                Year Ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
      Proved:
        Balance, beginning of period......  20,849,592  28,144,310  37,570,614
        Revisions of previous estimates...     708,580  (6,069,885) (8,393,772)
        Purchase of minerals in place.....   5,955,477   1,705,822     226,778
        Extensions, discoveries, and other
         additions........................   5,546,322          --   1,656,200
        Production........................  (3,394,921) (2,930,655) (2,782,825)
        Sales of minerals in place........     154,371          --    (132,685)
                                            ----------  ----------  ----------
        Balance, end of period............  29,510,679  20,849,592  28,144,310
                                            ==========  ==========  ==========
      Proved developed:
        Beginning of period...............  13,945,540  21,481,946  16,600,669
        End of period.....................  22,251,970  13,945,450  21,481,946

Schedule 2--Estimated Net Proved Oil Reserves (Barrels)

                                                 Year Ended December 31,
                                              -------------------------------
                                                2000       1999       1998
                                              ---------  ---------  ---------
      Proved:
        Balance, beginning of period......... 5,738,997  3,092,810  4,098,390
        Revisions of previous estimates......    74,369    (12,989)  (988,611)
        Purchase of minerals in place........   891,334  3,053,618         --
        Extensions, discoveries, and other
         additions...........................   665,911         --    299,799
        Production...........................  (571,766)  (394,442)  (316,768)
        Sale of minerals in place............    (9,487)        --         --
                                              ---------  ---------  ---------
        Balance, end of period............... 6,789,358  5,738,997  3,092,810
                                              =========  =========  =========
      Proved, developed:
        Beginning of period.................. 2,662,907  2,266,854  2,292,626
        End of period........................ 3,196,330  2,662,907  2,266,854

                GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                               December 31, 2000


   The following table summarizes the Company's combined oil and gas reserve information on a Mcf equivalent basis. Estimates of oil reserves were converted using a conversion ratio of 1.0/6.0 Mcf.

                                                  Year Ended December 31,
                                              --------------------------------
                                                 2000       1999       1998
                                              ---------- ---------- ----------
      Estimated Net Proved Reserves (Mcfe):
        Total Proved......................... 70,246,827 55,283,574 46,701,170
        Proved Developed..................... 41,429,950 29,922,892 35,083,070

Schedule 3--Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  ---------  -------  -------
                                                       (in thousands)
Future cash inflows.............................. $ 452,310  182,292   86,449
Production costs.................................   (55,948) (31,647) (18,617)
Development costs................................   (25,201) (15,458)  (5,722)
Future income tax expense(a).....................  (101,113) (21,534)      --
                                                  ---------  -------  -------
Future net cash flows............................   270,048  113,653   62,110
10% annual discount for estimated timing of cash
 flows...........................................   (90,268) (35,092) (21,475)
                                                  ---------  -------  -------
Standardized measure of discounted future net
 cash flows...................................... $ 179,780   78,561   40,635
                                                  =========  =======  =======
Average year end prices:
  Natural gas (per Mcf).......................... $   10.06     2.63     2.24
  Crude oil (per Bbl)............................ $   26.10    25.16     9.37
                                                  =========  =======  =======

--------
(a) Taxable income for 1998 period was entirely offset by available net operating loss carry forwards.

   The following are the principal sources of change in the standardized measure of discounted net cash flows for the years shown:

                                                    Year Ended December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
                                                         (in thousands)
Net changes in prices and production costs related
 to future production.............................  $ 91,250   33,360  (31,820)
Sales and transfers of oil and gas produced, net
 of production costs..............................   (21,100) (10,144)  (7,015)
Net change due to revisions in quantity
 estimates........................................     4,112  (10,277) (12,464)
Net change due to extensions, discoveries and
 improved recovery................................    33,974       --    3,006
Net change due to purchase and sales of minerals-
 in-place.........................................    39,485   33,476       82
Development costs incurred during the period......     1,127      338    2,198
Net change in income taxes........................   (56,485) (13,845)  14,093
Accretion of discount.............................     9,241    4,064    7,810
Change in production rates (timing) and other.....      (385)     954      742
                                                    --------  -------  -------
                                                    $101,219   37,926  (23,368)
                                                    ========  =======

                         GOODRICH PETROLEUM CORPORATION

                   Consolidated Quarterly Income Information
                                  (Unaudited)


                            First      Second      Third      Fourth
                           Quarter     Quarter    Quarter     Quarter     Total
                         -----------  ---------  ----------  ---------  ----------
2000
  Revenues.............. $ 4,673,790  6,678,141   8,686,376  8,451,083  28,489,391
  Costs and Expenses....   4,705,059  5,261,415   6,792,255  7,953,789  24,712,518
  Gain on sale of
   assets...............         563    273,261      33,475         --     307,299
  Income taxes..........          --         --  (1,655,032)        --  (1,655,032)
  Net income (Loss).....     (30,706) 1,689,987   3,582,628    497,294   5,739,204
  Preferred stock
   dividends............     307,607    295,945     295,562    294,654   1,193,766
  Income (Loss)
   applicable to common
   Stock................   (338,313)  1,394,042   3,287,066    202,640   4,545,436
  Basic earnings (Loss)
   per average common
   share................       (.05)        .16         .31        .02         .46
  Diluted earnings
   (Loss) per average
   common share......... $     (.05)        .12         .23        .01         .35
1999
  Revenues.............. $ 2,941,696  2,829,530   3,631,762  4,617,586  14,020,574
  Costs and Expenses....   3,458,450  3,405,546   3,283,633  5,182,433  15,330,062
  Loss on sale of
   assets...............    (519,495)        --          --         --    (519,495)
  Net income (Loss).....  (1,036,249)  (576,016)    348,129   (564,847) (1,828,983)
  Preferred stock
   dividends............     313,912    313,912     313,912    307,607   1,249,343
  Income (Loss)
   applicable to common
   Stock................  (1,350,161)  (889,928)     34,217   (872,454) (3,078,326)
  Basic income (Loss)
   per average common
   share................        (.26)      (.17)        .01       (.16)       (.58)
  Diluted income (Loss)
   per average
   common share......... $      (.26)      (.17)        .01       (.16)       (.58)

   The fourth quarter of 2000 and 1999 amount includes impairment of oil and gas properties of $1,835,000 and $465,000, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   *

Item 11. Executive Compensation.

   *

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   *

Item 13. Certain Relationships and Related Transactions.

   *

   *Reference is made to information under the captions "Election of Directors", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management", and "Certain Relationships and Related Transactions", in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) 1. Financial Statements

   The following consolidated financial statements of Goodrich Petroleum Corporation are included in Part II, Item 8:

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  18
Consolidated Balance Sheets--December 31, 2000 and 1999..................  20
Consolidated Statements of Operations--Years ended December 31, 2000,
 1999 and 1998...........................................................  21
Consolidated Statements of Cash Flows--Years ended December 31, 2000,
 1999 and 1998...........................................................  22
Consolidated Statements of Stockholders' Equity and Comprehensive Income
 --Years ended December 31, 2000, 1999 and 1998..........................  23
Notes to Consolidated Financial Statements--Year ended December 31,
 2000....................................................................  24
Consolidated Quarterly Income Information (Unaudited)....................  41

   2. Financial Statement Schedules

   The schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the footnotes to the financial statements.

   (b) Reports on Form 8-K

   None

   (c) Exhibits

  3(I).1 Amended and Restated Certificate of Incorporation of the Company dated
         August 15, 1995, and filed
         with the Secretary of State of the State of Delaware on August 15, 1995 (Incorporated by reference to Exhibit 3.1a of the Company's registration statement filed on Form
         S-1 (No. 333-47078)).

  3(I).2 Certificate of Amendment of Restated Certificate of Incorporation of
         Goodrich Petroleum Corporation dated March 12, 1998. (Incorporated by reference to Exhibit 3.16 of the Company's registration statement on Form S-1 (No. 333-47078)).

 3(ii).1 Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.3 of the Company's registration statement filed on Form S-1 (No. 333-47078)).

     4.1 Specimen Common Stock Certificate. (Incorporated by reference to
         Exhibit 4.6 of the Company's
         Registration Statement filed February 20, 1996 on Form S-8 (File No.
         33-01077)).

     4.2 Series B Convertible Preferred Stock Certificate of Designations.
         (Incorporated by reference to Exhibit 4.6 of the Company's Annual
         Report on Form 10-K for the year ended December 31, 1996).

     4.3 Credit Agreement among Goodrich Petroleum Company, L.L.C., Compass
         Bank and other lenders dated January 31, 2001.

     4.4 Letter of Credit Agreement among Goodrich Petroleum Company, L.L.C.,
         Compass Bank and other lenders dated January 31, 2001.

     4.5 Amendment to the Letter of Credit Agreement among Goodrich Petroleum
         Company, L.L.C., Compass Bank and other lenders dated March 13, 2001.

    10.1 Goodrich Petroleum Corporation 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-58631)).

    10.2 Consulting Services Agreement between Leo E. Bromberg and Goodrich
         Petroleum Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report filed on Form 10-Q for the three months ended September 30, 1995).

 10.3 Goodrich Petroleum Corporation 1997 Director Compensation Plan
      (Incorporated by reference to the May 20, 1998 Proxy).

 10.4 Form of Subscription Agreement dated September 27, 1999 (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filing dated September
      23, 1999).

 10.5 Registration Rights Agreement (2000 Private Placement) (Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

 10.6 Registration Statement on Form S-1 filed on September 29, 2000
      (Registration No. 333-47078)

 21   Subsidiaries of the Registrant
      Goodrich Petroleum Corporation, Inc. of Louisiana--incorporated in the state of Nevada
      Goodrich Petroleum Company LLC--incorporated in state of Louisiana
      Goodrich Petroleum Lafitte, LLC--incorporated in state of Louisiana
      Subsidiaries of Goodrich Petroleum Company of Louisiana
      Drilling & Workover Company, Inc.--incorporated in state of Louisiana
      LECE, Inc.--incorporated in the state of Texas
      National Marketing Company--incorporated in state of Delaware
 23   Consent of KPMG LLP.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOODRICH PETROLEUM CORPORATION
                                          (Registrant)

Date: March 28, 2001                      By     /s/ Walter G. Goodrich
                                            ___________________________________
                                                   Walter G. Goodrich
                                           President, Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 28, 2001

              Signature                                    Title
              ---------                                    -----

      /s/ Walter G. Goodrich           Chief Executive Officer and Director
______________________________________  (Principal Executive Officer)
          Walter G. Goodrich

     /s/ Roland L. Frautschi           Senior Vice President, Treasurer and Chief
______________________________________  Financial Officer (Principal Financial
         Roland L. Frautschi            Officer)

        /s/ Lonnie J. Shaw             Vice President (Principal Accounting Officer)
______________________________________
            Lonnie J. Shaw

        /s/ Sheldon Appel              Director
______________________________________
            Sheldon Appel

        /s/ Henry Goodrich             Director
______________________________________
            Henry Goodrich

     /s/ Arthur A. Seeligson           Director
______________________________________
         Arthur A. Seeligson

      /s/ Donald M. Campbell           Director
______________________________________
          Donald M. Campbell

         /s/ Jeff Benhard              Director
______________________________________
             Jeff Benhard

        /s/ Mike McGovern              Director
______________________________________
            Mike McGovern

      /s/ Michael J. Perdue            Director
______________________________________
          Michael J. Perdue

    /s/ Patrick E. Malloy, III         Director
______________________________________
        Patrick E. Malloy, III