Form 10-Q
period 2001-03-31
GOODRICH PETROLEUM CORP
filed 2001-05-15
CIK 943861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934

For the quarterly period ended                        March 31, 2001
                               -------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934

For the transition period from                             to
                               ----------------------------  -------------------

Commission File Number:                             1-7940
                          ------------------------------------------------------

                         Goodrich Petroleum Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                 76-0466193
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer ID. No.)
        incorporation or organization)

          815 Walker Street, Suite 1040, Houston, Texas           77002
--------------------------------------------------------------------------------
            (Address of principal executive offices)            (ZipCode)

                                 (713) 780-9494
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     At May 11, 2001 there were 17,565,139 shares of Goodrich Petroleum Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                                 March 31, 2001
                                      INDEX

                                                                        Page No.
                                                                        --------
                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
   March 31, 2001 (Unaudited) and December 31, 2000...........             3-4

Consolidated Statements of Operations (Unaudited)
   Three Months Ended March 31, 2001 and 2000.................               5

Consolidated Statements of Cash Flows (Unaudited)
   Three Months Ended March 31, 2001 and 2000.................               6

Consolidated Statements of Stockholders' Equity
   and Comprehensive Income (Unaudited)
   Three Months Ended March 31, 2001 and 2000.................               7

Notes to Consolidated Financial Statements....................            8-10

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                  11-15


                         PART II - OTHER INFORMATION                        16


Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                         March 31,  December 31,
                                                           2001         2000
                                                         ---------  -----------
                                                        (Unaudited)
                             ASSETS

CURRENT ASSETS
  Cash and cash equivalents..........................$   2,768,373    3,531,763
  Accounts receivable
    Trade and other, net of allowance................      476,511      241,659
    Accrued oil and gas revenue......................    5,193,529    4,553,863
  Prepaid insurance..................................      287,167      238,647
                                                        ----------   -----------
      Total current assets...........................    8,725,580    8,565,932
                                                        ----------   -----------

PROPERTY AND EQUIPMENT
  Oil and gas properties (successful efforts method).   85,155,464   79,252,980
  Furniture, fixtures and equipment..................      241,807      240,150
                                                       -----------   -----------
                                                        85,397,271   79,493,130

  Less accumulated depletion,
        depreciation and amortization................  (27,708,907) (26,044,257)
                                                        ----------   -----------
    Net property and equipment.......................   57,688,364   53,448,873
                                                        ----------   -----------

OTHER ASSETS
  Restricted cash....................................    1,450,000    1,240,000
  Deferred Taxes.....................................      756,371    1,694,675
  Other..............................................        4,015      394,114
                                                        ----------   -----------
       Total other assets............................    2,210,386    3,328,789
                                                        ----------   -----------

          TOTAL ASSETS...............................$  68,624,330   65,343,594
                                                        ==========   ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                                                      March 31,     December 31,
                                                        2001            2000
                                                      ---------     ------------
                                                     (Unaudited)

                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
  Accounts payable..............................$      4,033,465      3,043,477
  Accrued liabilities...........................       1,760,206      1,231,965
  Derivative liability..........................         940,336           ---
  Current portion other non-current liabilities.         808,337        820,454
                                                      ----------     -----------
    Total current liabilities...................       7,542,344      5,095,896
                                                      ----------     -----------

LONG TERM DEBT..................................       9,275,000     22,965,000

OTHER NON-CURRENT LIABILITIES
  Production payment payable....................         865,565        969,870
  Accrued abandonment costs.....................       3,849,898      3,707,612

STOCKHOLDERS' EQUITY
  Preferred stock; authorized 10,000,000 shares:
   Series A convertible preferred stock, par
    value $1.00 per share; issued and outstanding
    791,968 and 791,968 shares (liquidating preference
    $10 per share, aggregating to $7,919,680)...         791,968        791,968

   Series B convertible preferred stock, par
    value $1.00 per share; issued and
    outstanding 0 and 660,759 shares............             ---        660,839
   Common stock, par value $0.20 per share; authorized
    25,000,000 shares; issued and outstanding
    17,515,930 and 13,318,520 shares............       3,503,186      2,663,784
   Additional paid-in capital...................      52,145,183     39,348,013
   Accumulated deficit..........................      (8,737,595)   (10,859,388)
   Accumulated other comprehensive income.......        (611,219)           ---
                                                      ----------     -----------
        Total stockholders' equity..............      47,091,523     32,605,216
                                                      ----------     -----------
    TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY...$     68,624,330     65,343,594
                                                      ==========     ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                           2001         2000
                                                         --------     --------

REVENUES
  Oil and gas sales....................................$ 9,351,275    4,488,948
  Other  ..............................................     54,415      184,842
                                                        ----------   -----------
  Total revenues.......................................  9,405,690    4,673,790
                                                        ----------   -----------

EXPENSES
  Lease operating expense and production taxes.........  2,042,070    1,340,665
  Depletion, depreciation and amortization.............  1,535,177    1,303,763
  Exploration..........................................  1,056,716      360,814
  Interest expense.....................................    370,523    1,182,438
  General and administrative...........................    624,651      479,015
  Hedge Premium Expense................................    306,996          ---
  Preferred dividend requirements of a subsidiary......        ---       38,364
                                                        ----------   -----------
  Total costs and expenses.............................  5,936,133    4,705,059
                                                        ----------   -----------

GAIN ON SALE OF ASSETS.................................     38,380          563
                                                        ----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES......................  3,507,937      (30,706)
  Income taxes.........................................  1,227,778          ---
                                                        ----------   -----------

NET INCOME(LOSS).......................................  2,280,159      (30,706)

  Preferred stock dividends............................  2,534,908      307,607
                                                        ----------   -----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK...........   (254,749)    (338,313)
                                                        ==========   ===========

BASIC INCOME(LOSS) PER AVERAGE COMMON SHARE............       (.02)        (.05)
                                                        ==========   ===========

DILUTED INCOME(LOSS) PER AVERAGE COMMON SHARE..........      (.02)         (.05)
                                                        ==========   ===========
AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED).. 16,112,677    6,965,415
                                                        ==========   ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             2001         2000
                                                            -------     -------

OPERATING ACTIVITIES
  Net income(loss)......................................$ 2,280,159     (30,706)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
     Depletion, depreciation and amortization...........  1,535,177   1,303,763
     Deferred income taxes..............................  1,227,778         ---
     Amortization of leasehold costs....................    273,467     274,279
     Amortization of production payment discount........     33,022         ---
     Amortization of deferred debt financing............     32,250     111,089
     Accrued interest on private placement borrowings...        ---     246,660
     Amortization of detachable stock purchase warrants.        ---     142,500
     Preferred dividends of subsidiary..................        ---      38,364
     Gain on sale of assets.............................    (38,380)       (563)
     Capital expenditures charged to income.............    292,100         ---
     Payment of Contingent liability....................     (1,708)        ---
  Net change in:
     Accounts receivable................................   (874,518) (1,081,262)
     Prepaid insurance and other........................      8,465       4,718
     Accounts payable...................................    989,989     183,171
     Accrued liabilities................................    148,241    (464,822)
     Other liabilities..................................        ---    (484,525)
                                                         ----------   ----------
       Net cash provided by operating activities........  5,906,042     242,666
                                                         ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of assets...........................   418,380     126,050
  Acquisition of oil and gas properties.................        ---  (1,198,631)
  Capital expenditures.................................. (6,196,241) (1,104,727)
                                                        -----------  -----------
       Net cash used in investing activities............ (5,777,861) (2,177,308)
                                                        -----------  -----------
FINANCING ACTIVITIES
  Proceeds from public offering of common stock......... 15,000,000   4,500,000
  Principal payments of bank borrowings.................(13,690,000) (1,025,264)
  Payment of debt and equity financing costs............ (1,695,323)    (30,000)
  Exercise of stock purchase warrants...................        ---     217,511
  Exercise of stock options.............................     11,563       9,875
  Net change in restricted cash.........................   (210,000) (1,250,000)
  Production payments...................................   (149,445)    (30,599)
  Preferred stock dividends.............................   (158,366)        ---
                                                        -----------  -----------
    Net cash (used in)provided by financing activities..   (891,571)  2,391,523
                                                        -----------  -----------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS.....   (763,390)    456,881
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          3,531,763   5,929,229
                                                         ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............$ 2,768,373   6,386,110
                                                         ==========   ==========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                               Series A              Series B
                                            Preferred Stock       Preferred Stock          Common Stock
                                            ---------------       ---------------          ------------
Balance at December 31, 1999.............. 796,318  $ 796,318   665,759  $ 665,759    5,417,171  $ 1,083,434

Net Loss..................................     ---        ---       ---        ---          ---          ---

Total Comprehensive Loss..................     ---        ---       ---        ---          ---          ---
Issuance of Common Stock..................     ---        ---       ---        ---    1,533,333      306,667
Conversion of Preferred Stock of
 Subsidiary to Common Stock...............     ---        ---       ---        ---    1,547,665      309,533

Exercise of Director Stock Option.........     ---        ---       ---        ---       12,500        2,500

Exercise of Common Stock Purchase Warrants     ---        ---       ---        ---      220,011       44,002
                                           -------   --------  --------    -------   ----------    ---------

Balance at March 31, 2000................. 796,318  $ 796,318   665,759  $ 665,759    8,730,680  $ 1,746,136
                                           =======   ========  ========    =======   ==========    =========

Balance at December 31, 2000.............. 791,968    791,968   660,839    660,839   13,318,920    2,663,784

Net Income................................     ---        ---       ---        ---          ---          ---
Other Comprehensive Income (Loss); Net of
       Tax
  Cumulative Effect of Accounting Change..     ---        ---       ---        ---          ---          ---
  Net Derivative Gain.....................     ---        ---       ---        ---          ---          ---
  Reclassification Adjustment.............     ---        ---       ---        ---          ---          ---

Total Comprehensive Income................     ---        ---       ---        ---          ---          ---
Issuance of Common Stock..................     ---        ---       ---        ---    3,000,000      600,000
Conversion of Series B Preferred Stock to
       Common Stock.......................     ---        ---  (660,839)  (660,839)   1,189,510      237,902
Preferred Stock Dividends.................     ---        ---       ---        ---          ---          ---

Exercise of Stock Options.................     ---        ---       ---        ---        7,500        1,500
                                           -------   --------  --------    -------   ----------    ---------

Balance at March 31, 2001................. 791,968  $ 791,968       ---  $     ---   17,515,930  $ 3,503,186
                                           =======   ========  ========    =======   ==========    =========

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                            Accumulated
                                               Additional                     Other          Total
                                                Paid-In     Accumulated   Comprehensive    Stockholders'
                                                Capital       Deficit         Income          Equity
                                                -------       -------        -------         ------
Balance at December 31, 1999..............  $  18,156,114  $(14,290,581)  $        ---   $  6,411,044

Net Loss..................................            ---       (30,706)           ---        (30,706)
                                                                                           ----------
Total Comprehensive Loss..................            ---           ---            ---        (30,706)
Issuance of Common Stock..................      4,193,333           ---            ---      4,500,000
Conversion of Preferred Stock of
  Subsidiary to Common Stock..............      2,411,956           ---            ---      2,721,489

Exercise of Director Stock Option.........          7,375           ---            ---          9,875

Exercise of Common Stock Purchase Warrants        173,509           ---            ---        217,511
                                               ----------   -----------     ----------     ----------

Balance at March 31, 2000.................  $  24,942,287  $(14,321,287)  $        ---   $ 13,829,213
                                               ==========   ===========     ==========     ==========

Balance at December 31, 2000..............     39,348,013   (10,859,388)           ---     32,605,216

Net Income................................            ---     2,280,159            ---      2,280,159
Other Comprehensive Income (Loss); Net of
       Tax
  Cumulative Effect of Accounting Change..            ---           ---     (2,535,469)    (2,535,469)
  Net Derivative Gain.....................            ---           ---        936,254        936,254
  Reclassification Adjustment.............            ---           ---        987,986        987,986
                                                                                           ----------
Total Comprehensive Income................            ---           ---            ---      1,668,940
Issuance of Common Stock..................     12,469,170           ---            ---     13,069,170
Conversion of Series B Preferred Stock to
       Common Stock.......................        317,937           ---            ---       (105,000)
Preferred Stock Dividends.................            ---      (158,366)           ---       (158,366)

Exercise of Stock Options.................         10,063           ---            ---         11,563
                                               ----------    ----------     ----------     ----------

Balance at March 31, 2001.................  $  52,145,183 $  (8,737,595)  $   (611,219)   $47,091,523
                                              ===========    ===========    ==========     ==========

                See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000
                                   (Unaudited)

NOTE A - Basis of Presentation
------------------------------

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The financial statements and footnotes included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000.

     The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE B - New Accounting Pronouncements
--------------------------------------

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 (subsequently amended by Financial Accounting Standard No.
138), Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). This statement requires all derivatives to be recognized on the balance sheet and measured at fair value. All such instruments have been designated by the Company as hedges of forecasted cash flow exposures. Changes in the fair value of qualifying cash flow hedging derivatives are deferred and recorded as a component of Accumulated Other Comprehensive Income (AOCI) in the Consolidated Balance Sheet until the forecasted transaction occurs, at which time the derivative's fair value will be recognized in earnings. The ineffective portion of a derivative's change in fair value is required to be immediately recognized in earnings.

     Adoption of SFAS Nos. 133/138 resulted in a transition adjustment loss to AOCI of $2.5 million, net of $1.4 million in income tax benefit, in the first quarter of 2001 for the cumulative effect on prior years; there was no cumulative effect on earnings upon adoption. Excluding the transition adjustment, the effect of this accounting change increased AOCI for the three months ended March 31, 2001 by $1,924,000, net of $1,036,000 in income taxes, and decreased income for the same period by $200,000, net of $107,000 in taxes, $0.01 per share. The deferred hedging loss included in AOCI will be transferred to earnings as the forecasted transactions actually occur. The $611,000 balance in AOCI, is anticipated to be transferred into earnings over the next nine months.

NOTE C - Public Offering
------------------------

     On February 1, 2001, the Company completed a public offering of 3,000,000 shares of its common stock at $5.00 per share resulting in net proceeds of approximately $13.1 million to the Company. The Company used the proceeds from the offering along with other available funds to reduce outstanding debt under its credit facility by approximately $13.7 million. Transactions costs totaling $303,000 were accounted for as deferred costs at December 31, 2000.

NOTE D - Exchange of Series B Preferred Stock
---------------------------------------------

     Prior to the public offering, the Company reached an agreement with all of the holders of its Series B preferred stock to exchange each share of Series B for 1.8 shares of its common stock. Concurrent with the closing of the public offering, the Company exchanged all 660,839 shares of its Series B preferred stock into 1,189,510 shares of common stock. In connection with the conversion of the Series B preferred stock, a conversion premium in the amount of $2,377,000 was recorded to reflect the excess of the 1.8 conversion factor over the terms of the original preferred stock issuance. This one-time, non-cash charge is reflected as a preferred stock dividend to arrive at net income applicable to common stock and will not have an affect on total stockholders equity. Transactions costs of $105,000 accounted for as deferred costs at December 31, 2000 were netted against additional paid-in capital at the date of conversion.

NOTE E - Loss Per Share
-----------------------

     Net loss was used as the numerator in computing basic loss per common share for the three months ended March 31, 2001 and 2000. The computations of loss per share in the consolidated Statements of Income did not consider stock warrants convertible into 2,721,831 shares of common stock, convertible preferred stock convertible into 330,013 shares of common stock and stock options convertible into 167,564 shares of common stock for the three months ended March 31, 2001 because the effects of these convertible securities would have been antidilutive. No potential common stock amounts have been included in the computation of diluted per share for the three months ended March 31, 2000 period because to do so would have been antidilutive.


NOTE F - Commitments and Contingencies
--------------------------------------

     The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean-up of the site will be approximately $4.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of March 31, 2001, the Company has paid approximately $321,000 in costs related to this matter and $122,500 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site.

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

NOTE G - Income Taxes
---------------------

     No provision for income taxes was recorded by the Company for the three months ended March 31, 2000 due to its incurring a net operating loss for the period. A valuation allowance was provided for the amount of net operating loss carryforwards generated.

                Management's Discussion and Analysis of Financial
                -------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------


Changes in Results of Operations
--------------------------------
    Three months ended March 31, 2001 versus three months ended March 31,2000

     Total revenues for the three months ended March 31, 2001 amounted to $9,406,000 and were $4,732,000 higher than the $4,674,000 for the three months ended March 31, 2000 due to higher oil and gas sales. Oil and natural gas sales were $4,862,000 higher due primarily to increased production volumes and significantly higher gas prices for the current period, compared to the same period in 2000. Oil and gas sales were reduced by $1,213,000 in the three months ended March 2001 compared to a reduction of $485,000 in the three months ended March 2000, as a result of the settlement of the Company's outstanding futures contracts.

     The following table reflects the production volumes and pricing information for the periods presented.

                                  Three months               Three months
                              ended March 31, 2001       ended March 31, 2000
                              --------------------       --------------------
                            Production  Average Price  Production  Average Price
                            ----------  -------------  ----------  -------------


     Gas (Mcf).............   876,877     $  6.74        711,822    $   2.58
     Oil (Bbls)............   132,874       25.92        109,744       24.18

     Lease operating expense and production taxes were $2,042,000 for the three months ended March 31, 2001, versus $1,341,000 for the three months ended March 31, 2000 due to higher oil and gas sales and a full three months of costs at Burrwood/West Delta 83 Field in the current period, compared to one month in the prior period. Depletion, depreciation and amortization was $1,535,000 for the three months ended March 31, 2001 versus $1,304,000 for the three months ended March 31, 2000, or $231,000 higher due primarily to higher production volumes in the three months ended March 31, 2001. Exploration expense in the first quarter of 2001 was $1,057,000 versus $361,000 in the first quarter of 2000, or $696,000 higher due primarily to 3-D seismic costs and dry hole costs of $403,000 and $292,000 respectively, in the first quarter of 2001 compared to none in the same period of 2000.

     Interest expense was $371,000 in the three months ended March 31, 2001 compared to $1,182,000 in the first quarter of 2000 due to the Company having a lower effective interest rate and lower average debt outstanding due to the conversion of notes payable from the September 1999 private placement and repayment of approximately $13,690,000 in debt with Compass Bank. The 2000 amount includes non-cash expenses associated with the amortization of financing costs and detachable common stock purchase warrants issued in connection with the September 1999 private placement of $111,000 and $142,500, respectively.

     General and administrative expenses amounted to $625,000 in the three months ended March 31, 2001 versus $479,000 in the first quarter of 2000.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities was $5,906,000 in the three months ended March 31, 2001 compared to $243,000 in the three months ended March 31, 2000. The Company's accompanying Consolidated Statements of Cash Flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

     Net cash used in investing activities totaled $5,778,000 for the first quarter of 2001 compared to $2,177,000 in 2000. The three months ended March 31, 2001 consists of capital expenditures of $6,196,000 and proceeds from the sale of oil field equipment and oil and gas properties of $380,000 and $38,000, respectively. The three months ended March 31, 2000 reflects cash paid in connection with the acquisition of oil and gas properties of $1,199,000, and capital expenditures totaling $1,105,000 and proceeds from the sale of oil and gas properties of $126,000.

     Net cash used by financing activities was $892,000 for the current period as compared to net cash provided by financing activities of $2,392,000 in 2000. The 2001 amount consists of proceeds from the issuance of common stock of $15,000,000 and pay downs by the Company under its line of credit of $13,690,000. The 2001 amount also includes the payment of debt financing and public offering costs of $1,695,000, changes in restricted cash of $210,000, and production payments of $149,000. In addition, the 2001 amount includes preferred stock dividends of $158,000 and proceeds from the exercise of employee stock options of $12,000. The 2000 amount includes proceeds from the issuance of common stock of $4,500,000 and pay downs by the Company under its line of credit of $1,025,000. The 2000 amount includes changes in restricted cash of $1,250,000, production payments of $31,000 and debt financing costs of $30,000. In addition, the 2000 amount includes proceeds from the exercise of stock options and warrants of $227,000.

Compass Credit Facility
-----------------------

     On January 31, 2001, the Company amended its Credit Agreement with Compass Bank and Bank One. The amended credit facility provided for an initial borrowing base, as determined in September 2000, of $30,000,000, subject to semi-annual redeterminations each April and October based on a review of the Company's reserves. As of March 31, 2001 the borrowing base was $22,250,000 and will reduce by $1,550,000 in April 2001, and by $550,000 per calendar month until the borrowing base redetermination is concluded. The Company and the banks are currently conducting a borrowing base review pursuant to the Credit Agreement. The Company has submitted and the banks are currently reviewing additional reserves not included in the existing borrowing base. The Company anticipates the review process to be concluded and a new borrowing base established in June 2001. Interest on the credit facility will accrue at a rate calculated at the option of the Company as either the Compass Bank prime rate, or LIBOR plus 1.75%
- 2.00% depending on borrowing base utilization. Interest is payable monthly. The credit facility will mature on April 1, 2003. The credit facility requires that the Company pay a commitment fee each quarter based on the Company's borrowing base utilization. The fee is equal to 0.375% to 0.50% per annum based on the borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels and restricts the Company from declaring or paying dividends on its common stock without the lenders consent. Substantially all the Company's assets are pledged to secure the credit facility.

     Additionally, the Company has a $1 million letter of credit facility in place with Compass Bank that expires in April 2003. There were no outstanding letters of credit as of March 31, 2001.

     The Company had $6,200,000 in capital expenditures in the three months ended March 31, 2001. The Company's budget for 2001 capital expenditures was set at the beginning of the year at $20,000,000. Such budget is under constant review during the year and could change due to actual and estimated cash flow, commodity prices, business opportunities and other factors. The Company expects to fund capital expenditures for the remainder of 2000 from operating cash flow, cash and bank borrowings, if necessary.

Stock Listing
-------------

     The Company is currently below certain of the New York Stock Exchange's ("NYSE's") continued listing criteria. The Company has been trading pursuant to an approved business plan to return to compliance within a 12-month time frame. The business plan covered the period through August 2000. The NYSE has determined to forbear from initiating any formal removal action in view of the fact that the Company has successfully met one half of the conjunction test requiring that the Company return to $50 million each in stockholders' equity and market capitalization and has made substantial progress on meeting the other component of the test. The Company's market capitalization at May 8, 2001 was in excess of $100 million and, at March 31, 2001, the Company's stockholder's equity was approximately $47,000,000. This extension has been made in light of evidence that the Company has provided a business plan that shows the Company successfully meeting the $50 million equity requirement, though in a delayed time frame.

Accounting Matters
------------------

     As described in Note B of this Form 10-Q report, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138 effective January 1, 2001.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Debt and debt-related derivatives
---------------------------------

     The Company is exposed to interest rate risk on its long-term debt with variable interest rates. Based on the overall interest rate exposure on variable rate debt at March 31, 2001 a hypothetical 2% change in the interest rates would increase interest expense by approximately $186,000.

Hedging Activity
----------------

     The Company engages in futures contracts ("Agreements") with certain of its production. The Company enters into hedging activities in order to secure an acceptable future price relating to a portion of future production. The primary objective of the activities is to protect against decreases in price during the term of the hedge. See Note B to the Company's Consolidated Financial Statements for a discussion of activities involving derivative financial instruments during the first quarter of 2001.

      At March 31, 2001, the Company's open forward position on its outstanding crude oil was as follows:

(a) 500 barrels of oil per day with a no cost "collar" of $20.00 and $28.40 per barrel through December 2001; and
(b) 300 barrels of oil per day with a no cost "collar" of $23.00 and $29.55 per barrel through December 2001

     The fair value of the crude oil hedging contracts in place at March 31, 2001 resulted in a liability of $20,000. A 10% increase in the average NYMEX price of crude oil would have increased this liability by $81,000 while a 10% decrease would have had little or no effect on the liability.

     At March 31, 2001, the Company had a natural gas hedging contract in place for 5,000 Mmbtu per day with a no cost collar of $3.05 and $4.45 per Mmbtu through December 31, 2001. The fair value of the natural gas hedging contract in place at March 31, 2001 resulted in a liability of $920,000. A 10% increase in the average NYMEX price of natural gas would have increased this liability by $679,000, while a 10% decrease would have decreased the liability by a similar amount.

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






                                       GOODRICH PETROLEUM CORPORATION
                                              (registrant)



      May 15, 2001                     /s/  Walter G. Goodrich
------------------------------         -----------------------------------------
                Date                        Walter G. Goodrich, President and
                                             Chief Executive Officer


      May 15, 2001                     /s/  Roland L. Frautschi
------------------------------         -----------------------------------------
                Date                        Roland L. Frautschi, Senior Vice
                                            President, Chief Financial Officer
                                             and Treasurer