Form 10-Q
period 2001-06-30
GOODRICH PETROLEUM CORP
filed 2001-08-14
CIK 943861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                             June 30, 2001
                                 -----------------------------------------------
                                 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                            to
                                 -------------------------  --------------------

Commission File Number:                              1-7940
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     At August 13, 2001, there were 17,850,816 shares of Goodrich Petroleum Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                                  June 30, 2001
                                      INDEX

                                                                      Page No.
                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
   June 30, 2001 (Unaudited) and December 31, 2000..................      3-4

Consolidated Statements of Operations (Unaudited)
   Six Months Ended June 30, 2001 and 2000..........................        5

   Three Months Ended June 30, 2001 and 2000........................        6

Consolidated Statements of Cash Flows (Unaudited)
   Six Months Ended June 30, 2001 and 2000..........................        7

Consolidated Statements of Stockholders' Equity (Unaudited)
   Six Months Ended June 30, 2001 and 2000..........................        8

Notes to Consolidated Financial Statements..........................     9-11

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                 12-16

Item 3. Quantitative and Qualitative Disclosures about Market Risk..    16-17


                               PART II - OTHER INFORMATION              18-20

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                         June 30,   December 31,
                                                           2001         2000
                                                       ------------ ------------
                                                        (Unaudited)

                                  ASSETS
 CURRENT ASSETS
  Cash and cash equivalents...........................$  1,288,769    3,531,763
  Accounts receivable
   Trade and other, net of allowance..................     877,703      241,659
   Accrued oil and gas revenue........................   4,327,035    4,553,863
   Derivative receivable..............................     211,227          ---
  Prepaid insurance...................................     127,390      238,647
                                                      ------------  -----------
      Total current assets............................   6,832,124    8,565,932
                                                      ------------  -----------

 PROPERTY AND EQUIPMENT
  Oil and gas properties (successful efforts method)..  95,974,283   79,252,980
  Furniture, fixtures and equipment...................     285,410      240,150
                                                      ------------  -----------
                                                        96,259,693   79,493,130

  Less accumulated depletion, depreciation and
     amortization..................................... (29,415,388) (26,044,257)
                                                      ------------  -----------
   Net property and equipment.........................  66,844,305   53,448,873
                                                      ------------  -----------

 OTHER ASSETS
  Restricted cash.....................................   2,310,000    1,240,000
  Deferred taxes......................................      40,153    1,694,675
  Other...............................................      60,310      394,114
                                                      ------------  -----------
      Total other assets..............................   2,410,463    3,328,789
                                                      ------------  -----------
           TOTAL ASSETS...............................$ 76,086,892   65,343,594
                                                      ============  ===========

                 See notes to consolidated financial statements.

           GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
               Consolidated Balance Sheets (Continued)

                                                       June 30,     December 31,
                                                        2001            2000
                                                    -------------   ------------
                                                     (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..................................$  4,126,128   $  3,043,477
  Accrued liabilities...............................   1,904,805      1,231,965
  Current portion other non-current liabilities.....     581,908        820,454
                                                     -----------    -----------
            Total current liabilities...............   6,612,841      5,095,896
                                                     -----------    -----------

LONG TERM DEBT......................................  16,025,000     22,965,000

OTHER NON-CURRENT LIABILITIES
  Production payment payable........................     997,542        969,870
  Accrued abandonment costs.........................   3,988,407      3,707,612

STOCKHOLDERS' EQUITY
  Preferred stock; authorized 10,000,000 shares:
  Series A convertible preferred stock, par value
     per share; issued and outstanding 791,968 and
     791,968 shares (liquidation preference $10 per
     share, aggregating to $7,919,680)..............     791,968        791,968
  Series B convertible preferred stock, par value
      per share; issued and outstanding 0
      and 660,839 shares............................         ---        660,839
  Common stock; par value $0.20 per share:
      Authorized 50,000,000 shares; issued and
      outstanding 17,707,111 and 13,318,920 shares..   3,534,502      2,663,784
  Additional paid-in capital........................  52,248,691     39,348,013
  Accumulated deficit...............................  (8,249,357)   (10,859,388)
  Accumulated other comprehensive income............     137,298            ---
                                                     -----------    -----------
             Total stockholders' equity.............  48,463,102     32,605,216
                                                     -----------    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..$ 76,086,892   $ 65,343,594
                                                     ===========    ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                            2001         2000

                                                        -----------   ----------
REVENUES
   Oil and gas sales...................................$ 16,351,194   11,066,051
   Other...............................................      83,967      285,880
                                                         ----------   ----------
        Total revenues.................................  16,435,161   11,351,931
                                                         ----------   ----------
EXPENSES
   Lease operating expense.............................   3,077,637    2,111,555
   Production taxes....................................   1,014,715      933,012
   Depletion, depreciation and amortization............   3,157,585    2,568,106
   Exploration.........................................   2,716,456      726,187
   Interest expense....................................     597,238    2,391,993
   General and administrative..........................   1,440,801    1,197,257
   Preferred dividend requirements of a subsidiary.....         ---       38,364
                                                         ----------   ----------
        Total costs and expenses.......................  12,004,432    9,966,474
                                                         ----------   ----------

GAIN ON SALE OF ASSETS.................................      71,986      273,824
                                                         ----------   ----------

INCOME BEFORE INCOME TAXES.............................   4,502,715    1,659,281
   Income taxes........................................   1,575,950          ---
                                                         ----------   ----------

 NET INCOME............................................   2,926,765    1,659,281

   Preferred stock dividends...........................   2,693,275      603,552
                                                         ----------   ----------
NET INCOME APPLICABLE TO COMMON STOCK..................     233,490    1,055,729
                                                         ==========   ==========
BASIC INCOME PER AVERAGE COMMON SHARE..................         .01          .13
                                                         ==========   ==========
DILUTED INCOME PER AVERAGE COMMON SHARE................         .01          .10
                                                         ==========   ==========
AVERAGE COMMON SHARES OUTSTANDING - BASIC..............  16,865,075    7,972,848
                                                         ==========   ==========
AVERAGE COMMON SHARES OUTSTANDING - DILUTED............  19,805,422   11,111,691
                                                         ==========   ==========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                           Three Months Ended
                                                                 June 30,
                                                            2001         2000

                                                         ----------    ---------
REVENUES
   Oil and gas sales...................................$  6,999,949    6,577,103
   Other  .............................................     336,548      101,038
                                                         ----------   ----------
        Total revenues.................................   7,336,497    6,678,141
                                                         ----------   ----------
EXPENSES
   Lease operating expense.............................   1,590,646    1,119,985
   Production taxes....................................     459,636      583,917
   Depletion, depreciation and amortization............   1,622,408    1,264,343
   Exploration.........................................   1,659,740      365,373
   Interest expense....................................     226,715    1,209,555
   General and administrative..........................     816,150      718,242
                                                         ----------   ----------
        Total costs and expenses.......................   6,375,295    5,261,415
                                                         ----------   ----------
GAIN ON SALE OF ASSETS.................................      33,606      273,261
                                                         ----------   ----------
INCOME BEFORE INCOME TAXES.............................     994,808    1,689,987
   Income taxes........................................     348,172          ---
                                                         ----------   ----------
NET INCOME.............................................     646,636    1,689,987
   Preferred stock dividends...........................     158,367      295,945
                                                         ----------   ----------
NET INCOME APPLICABLE TO COMMON STOCK..................     488,269    1,394,042
                                                         ==========   ==========
BASIC INCOME PER AVERAGE COMMON SHARE..................         .03          .16
                                                         ==========   ==========
DILUTED INCOME PER AVERAGE COMMON SHARE................         .02          .12
                                                         ==========   ==========
AVERAGE COMMON SHARES OUTSTANDING - BASIC..............  17,609,205    8,892,668
                                                         ==========   ==========
AVERAGE COMMON SHARES OUTSTANDING - DILUTED............  20,586,448   12,057,286
                                                         ==========   ==========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                           2001          2000
                                                        -----------   ----------

OPERATING ACTIVITIES
 Net income...........................................$  2,926,765  $ 1,659,281
 Adjustments to reconcile net income to cash
  provided by operating activities:
   Depletion, depreciation and amortization...........   3,157,585    2,568,106
   Deferred income taxes..............................   1,540,950          ---
   Amortization of leasehold costs....................     493,827      516,130
   Amortization of production payment discount........      63,825      121,410
   Amortization of deferred debt financing............      39,750      226,178
   Accrued interest on private placement borrowings...         ---      498,286
   Amortization of detachable stock purchase warrants.         ---      285,000
   Preferred dividends of subsidiary..................         ---       38,364
   Gain on sale of assets.............................     (71,986)    (273,824)
   Capital expenditures charged to income.............   1,542,830        4,709
   Other..............................................      28,201       30,000
 Net change in:
   Accounts receivable................................    (409,216)  (2,500,280)
   Prepaid insurance and other........................     104,447       27,020
   Accounts payable...................................   1,082,651      282,361
   Accrued liabilities................................     264,548      350,396
   Other liabilities..................................         ---     (484,525)
                                                        ----------   ----------
        Net cash provided by operating activities.....  10,764,177    3,348,612
                                                        ----------   ----------
INVESTING ACTIVITIES
 Proceeds from sale of assets.........................     451,986      426,050
 Acquisition of oil and gas properties................         ---   (1,198,631)
 Capital expenditures................................. (18,309,302)  (5,025,809)
                                                        ----------   ----------
        Net cash used in investing activities......... (17,857,316)  (5,798,390)
                                                       -----------   ----------
FINANCING ACTIVITIES
 Proceeds from public offering of common stock........  15,000,000    4,500,000
 Principal payments of bank borrowings................ (13,690,000)  (1,925,264)
 Proceeds from bank borrowings........................   6,750,000          ---
 Payment of debt and equity financing costs...........  (1,695,323)     (30,000)
 Exercise of stock purchase warrants..................     134,824      217,511
 Exercise of stock options............................      11,563      201,319
 Net change in restricted cash........................  (1,070,000)  (1,320,000)
 Production payments..................................    (274,185)    (170,583)
 Preferred stock dividends............................    (316,734)         ---
                                                        -----------   ---------
        Net cash provided by financing activities.....   4,850,145    1,472,983
                                                       -----------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS.............  (2,242,994)    (976,795)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......   3,531,763    5,929,229
                                                       -----------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............$  1,288,769  $ 4,952,434
                                                       ===========    =========

                 See notes to consolidated financial statements

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                               Series A              Series B
                                            Preferred Stock       Preferred Stock          Common Stock
                                            ---------------       ---------------          ------------
Balance at December 31, 1999.............. 796,318  $ 796,318   665,759  $ 665,759    5,417,171  $ 1,083,434
Net Income................................     ---        ---       ---        ---          ---          ---
Total Comprehensive Income................     ---        ---       ---        ---          ---          ---
Issuance of Common Stock..................     ---        ---       ---        ---    1,533,333      306,667
Conversion of Preferred Stock of
 Subsidiary to Common Stock...............     ---        ---       ---        ---    1,547,665      309,533
Exercise of Director Stock Option.........     ---        ---       ---        ---       12,500        2,500
Exercise of Common Stock Purchase Warrants     ---        ---       ---        ---      220,011       44,002
Exercise of Employee Stock Option.........     ---        ---       ---        ---      245,698       49,140
Director Stock Grants.....................     ---        ---       ---        ---        6,000        1,200
Conversion of Series B Preferred Stock
 to Common Stock..........................     ---     (3,059)   (3,059)       ---        3,411          682
                                           -------   --------  --------    -------   ----------    ---------

Balance at June 30, 2000.................. 796,318  $ 796,318   662,700  $ 662,700    8,985,789  $ 1,797,158
                                           =======   ========  ========    =======   ==========    =========

Balance at December 31, 2000.............. 791,968    791,968   660,839    660,839   13,318,920    2,663,784

Net Income................................     ---        ---       ---        ---          ---          ---
Other Comprehensive Income (Loss);
 Net of Tax
Cumulative Effect of Accounting Change....     ---        ---       ---        ---          ---          ---
Net Derivative Gain.......................     ---        ---       ---        ---          ---          ---
Reclassification Adjustment...............     ---        ---       ---        ---          ---          ---
Total Comprehensive Income................     ---        ---       ---        ---          ---          ---
Issuance of Common Stock..................     ---        ---       ---        ---    3,000,000      600,000
Conversion of Series B Preferred Stock to
 Common Stock.............................     ---        ---  (660,839)  (660,839)   1,189,510      237,902
Preferred Stock Dividends.................     ---        ---       ---        ---          ---          ---
Director Stock Grant......................     ---        ---       ---        ---        5,130        1,026
Exercise of Stock Warrants................     ---        ---       ---        ---      156,580       31,316
Exercise of Stock Options.................     ---        ---       ---        ---        7,500        1,500
                                           -------   --------  --------    -------   ----------    ---------

Balance at June 30, 2001.................. 791,968  $ 791,968       ---  $     ---   17,672,510  $ 3,534,502
                                           =======   ========  ========    =======   ==========    =========

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                            Accumulated
                                               Additional                     Other          Total
                                                Paid-In     Accumulated   Comprehensive    Stockholders'
                                                Capital       Deficit         Income          Equity
                                                -------       -------        -------         ------
Balance at December 31, 1999..............  $  18,156,114  $(14,290,581)  $        ---   $  6,411,044
Net Income................................            ---     1,659,281            ---      1,659,281
Total Comprehensive Income................            ---           ---            ---      1,659,281
Issuance of Common Stock..................      4,193,333           ---            ---      4,500,000
Conversion of Preferred Stock of
  Subsidiary to Common Stock..............      2,411,956           ---            ---      2,721,489
Exercise of Director Stock Option.........          7,375           ---            ---          9,875
Exercise of Common Stock Purchase Warrants        173,509           ---            ---        217,511
Exercise of Employee Stock Option.........        142,304           ---            ---        191,444
Director Stock Grants.....................         28,800           ---            ---         30,000
Conversion of Series B Preferred Stock
 to Common Stock..........................          2,377           ---            ---            ---
                                               ----------   -----------     ----------     ----------
Balance at June 30, 2000..................  $  25,115,768  $(12,631,300)  $        ---   $ 15,740,644
                                               ==========   ===========     ==========     ==========

Balance at December 31, 2000..............     39,348,013   (10,859,388)           ---     32,605,216

Net Income................................            ---     2,926,765            ---      2,926,765
Other Comprehensive Income (Loss);
 Net of Tax
Cumulative Effect of Accounting Change....            ---           ---     (2,535,469)    (2,535,469)
Net Derivative Gain.......................            ---           ---      1,722,827      1,722,827
Reclassification Adjustment...............            ---           ---        949,940        949,940
Total Comprehensive Income................            ---           ---            ---      3,064,063
Issuance of Common Stock..................     12,469,170           ---            ---     13,069,170
Conversion of Series B Preferred Stock to
 Common Stock.............................        317,937           ---            ---       (105,000)
Preferred Stock Dividends.................            ---      (316,734)           ---       (316,734)
Director Stock Grant......................         28,974           ---            ---         30,000
Exercise of Stock Warrants................        103,508           ---            ---        104,824
Exercise of Stock Options.................         10,063           ---            ---         11,563
                                               ----------    ----------     ----------     ----------

Balance at March 31, 2001.................  $  52,248,691 $  (8,249,357)  $    137,928    $48,463,102
                                              ===========    ===========    ==========     ==========

                See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000
                                   (Unaudited)

NOTE A - Basis of Presentation
------------------------------

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The financial statements and footnotes included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000.

     The results of operations for the three and six months period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

     Adoption of SFAS Nos. 133/138 resulted in a transition adjustment loss to AOCI of $2.5 million, net of $1.4 million in income tax benefit, as of January 1, 2001 for the cumulative effect on prior years; there was no cumulative effect on earnings upon adoption. Excluding the transition adjustment, the effect of this accounting change increased AOCI for the six months ended June 30, 2001 by $2,673,000, net of $1,439,000 in income taxes, and had no impact on income for the same period. The deferred hedging gain included in AOCI will be transferred to earnings as the forecasted transactions actually occur. The $137,000 balance in AOCI, is anticipated to be transferred into earnings over the next eight months.


NOTE C - Public Offering
------------------------

     On February 1, 2001, the Company completed a public offering of 3,000,000 shares of its common stock at $5.00 per share resulting in net proceeds of approximately $13.1 million to the Company. The Company used the proceeds from the offering along with other available funds to reduce outstanding debt under its credit facility by approximately $13.7 million. Transaction costs paid in 2000 totaling $303,000 were accounted for as deferred costs at December 31, 2000.


NOTE D - Exchange of Series B Preferred Stock
---------------------------------------------

     Prior to the public offering, the Company reached an agreement with all of the holders of its Series B preferred stock to exchange each share of Series B for 1.8 shares of its common stock. Concurrent with the closing of the public offering, the Company exchanged all 660,839 shares of its Series B preferred stock into 1,189,510 shares of common stock. In connection with the conversion of the Series B preferred stock, a conversion premium in the amount of $2,377,000 was recorded to reflect the excess of the 1.8 conversion factor over the terms of the original preferred stock issuance. This one-time, non-cash charge is reflected as a preferred stock dividend to arrive at net income applicable to common stock and will not have an affect on total stockholders equity. Transaction costs of $105,000 accounted for as deferred costs at December 31, 2000 were netted against additional paid-in capital at the date of conversion.


NOTE E - Net Income Per Share
-----------------------------

     Net income was used as the numerator in computing both basic and diluted income per common share for the three and six months ended June 30, 2001 and 2000. The following table reconciles the weighted-average shares outstanding used for these computations.

                                  Three months              Six months
                                 ended June 30,            ended June 30,
                                 --------------            --------------
                                2000       2001         2000           2001
                                ----       ----         ----           ----

 Basic Method.............   8,892,668   17,609,205   7,972,848      16,865,075
 Dilutive Stock Warrants..   2,822,658    2,697,317   2,641,459       2,745,993
 Dilutive Stock Options...     341,960      279,926     497,384         194,354
 Diluted Method...........  12,057,286   20,586,448  11,111,691      19,805,422

     The computation of earnings per share in the consolidated Statement of Income did not consider convertible preferred stock convertible into 330,000 shares of common stock for the three and six months ended June 30, 2001 because the effects of the securities would have been antidilutive.

NOTE F - Commitments and Contingencies
--------------------------------------

     The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean-up of the site will be approximately $4.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of June 30, 2001, the Company has paid approximately $321,000 in costs related to this matter and $123,000 has been accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

NOTE G - Income Taxes
---------------------

     No provision for income taxes was recorded by the Company for the three and six months ended June 30, 2000 due to the availability of net operating loss carryforwards in the period. A valuation allowance was provided for the amount of net operating loss carryforwards generated.

NOTE H - Credit Facility
------------------------

     On July 31, 2001 the Company's borrowing base was redetermined at $19,000,000 which will remain effective until the next borrowing base redetermination scheduled for October 2001. Interest on the credit facility will accrue at a rate calculated at the option of the Company as either the Compass Bank prime rate, or LIBOR plus 1.75% - 2.00% depending on borrowing base utilization. Interest is payable monthly. The credit facility will mature on April 1, 2003. The credit facility requires that the Company pay a commitment fee each quarter based on the Company's borrowing base utilization. The fee is equal to 0.375% to 0.50% per annum based on the borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels and restricts the Company from declaring or paying dividends on its common stock without the lenders consent. Substantially all the Company's assets are pledged to secure the credit facility.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Changes in Results of Operations
--------------------------------

      Six months ended June 30, 2001 versus six months ended June 30, 2000

     Total revenues for the six months ended June 30, 2001 amounted to $16,435,000 and were $5,083,000 higher than the $11,352,000 for the six months ended June 30, 2000 due to higher oil and gas revenues. Oil and gas sales were $5,285,000 higher due primarily to higher oil and gas prices couple with higher oil production. Oil and gas sales were reduced by $1,454,000 in the six months ended June 30, 2001 compared to a reduction of $1,038,000 in the six months ended June 30, 2000 as a result of settlement of the Company's outstanding future contracts.

     The following table reflects the production volumes and pricing information for the periods presented.

                              Six months                   Six months
                          ended June 30, 2001         ended June 30, 2000
                     Production    Average Price   Production    Average Price

 Gas (Mcf).......    1,696,440    $      5.43      1,489,061      $   3.18
 Oil (Bbls)......      270,001          26.46        262,025         24.15

     Lease operating expense was $3,078,000 for the six months ended June 30, 2001 versus $1,487,000 for the six months ended June 30, 2000 or $1,591,000 higher due primarily to a full six months of costs at Burrwood/West Delta 83 Field in the current period compared to four months in the prior period. Production taxes amounted to $1,014,000 for the six months ended June 30, 2001 compared to $933,000 for the six months ended June 30, 2000 or $459,000 higher due primarily to higher oil and gas sales in the current period. Depletion, depreciation and amortization was $3,198,000 for the six months ended June 30, 2001 versus $2,568,000 for the six months ended June 30, 2000 or $630,000 higher due primarily to production volumes in the first six months of 2001 versus 2000.

     Exploration expense for the six months ended June 30, 2001 was $2,716,000 versus $726,000 for the same period of 2000 or $1,990,000 higher due primarily to dry hole and seismic expense of $1,543,000 and $466,000 for the six months ended June 30, 2001 versus $-0- and $5,000 in the same period in 2000.

     Interest expense was $597,000 in the six months ended June 30, 2001 compared to $2,392,000 in the six months ended June 30, 2000 due to the Company having a higher effective interest rate and higher average debt outstanding for the six months ended June 30, 2000. The 2000 amount includes non-cash expenses associated with the amortization of financing costs and detachable common stock purchase warrants issued in connection with the September 1999 private placement of $226,000 and $285,000.

     General and administrative expenses amounted to $1,441,000 in the six months ended June 30, 2001 versus $1,197,000 in the six months ended June 30, 2000.

     The Company recorded a gain on the sale of certain non-core oil and gas properties located in Louisiana and Texas of $72,000 and $274,000 for the six months ended June 30, 2001 and 2000 respectively.

     Three months ended June 30, 2001 versus three months ended June 30,2000

     Total revenues for the three months ended June 30, 2001 amounted to $7,336,000 and were $658,000 higher than the $6,678,000 for the three months ended June 30, 2000. Oil and gas sales were $423,000 higher due primarily to higher oil and gas prices and increased gas production partially offset by decreased oil production. Oil and gas sales were reduced by $241,000 in the three months ended June 30, 2001 compared to a reduction of $553,000 in the three months ended June 30, 2000 as a result of the settlement of the Company's outstanding future contracts.

     The following table reflects the production volumes and pricing information for the periods presented.

                               Three months                Three months
                           ended June 30, 2001         ended June 30, 2000
                           -------------------         -------------------
                      Production     Average Price  Production    Average Price
                      ----------     -------------  ----------    -------------

 Gas (Mcf)..........     819,563    $       4.03      777,239    $     3.74
 Oil (Bbls).........     137,127           26.97      152,281         24.12

     Lease operating expense was $1,591,000 for the three months ended June 30, 2001 versus $1,120,000 for the three months ended June 30, 2000 or $471,000 higher due primarily more oil and gas wells in operation in the current period. Production taxes amounted to $460,000 in the three months ended June 30, 2001 compared to $584,000 for the three months ended June 30, 2000 or $124,000 lower due to lower effective production tax rates at the Burrwood/West Delta Field. Depletion, depreciation and amortization was $1,662,000 for the three months ended June 30, 2001 versus $1,264,000 for the three months ended June 30, 2000 or $398,000 higher than the second quarter of 2000 due to higher gas production volumes in the second quarter of 2001 versus 2000.

     The Company incurred $1,660,000 of exploration expense in the second quarter of 2001 compared to $365,000 in the second quarter of 2000 or $1,295,000 higher primarily due to dry hole and seismic costs of $1,251,000 and $63,000 respectively in the three months ended June 30, 2001 versus $-0- and $4,000 respectively, in the same period in 2000.

     Interest expense was $227,000 in the three months ended June 30, 2001 compared to $1,210,000 in the second quarter of 2000 due to higher average debt outstanding for the quarter ended June 30, 2000. Also, the 2000 amount includes $256,000 in non-cash expenses associated with the amortization of financing costs and detachable common stock purchase warrants issued in connection with the September 1999 private placement and amortization of the discount associated with the production payment liability recorded in connection with the Lafitte Field acquisition.

     General and administrative expenses amounted to $816,000 in the six months ended June 30, 2001 versus $718,000 in the second quarter of 2000.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities was $10,764,000 in the six months ended June 30, 2001 compared to $3,349,000 in the six months ended June 30, 2000 attributable to significantly higher oil and gas revenues. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

     Net cash used in investing activities totaled $17,857,000 for the six months ended June 30, 2001 compared to $5,798,000 in 2000. The six months ended June 30, 2001 reflects capital expenditures paid totaling $18,309,000 and proceeds from the sales of oilfield equipment and oil and gas properties of $380,000 and $72,000 respectively. The six months ended June 30, 2000 reflects capital expenditures paid totaling $5,026,000, cash paid in connection with the acquisition of oil and gas properties of $1,199,000, and proceeds from the sale of oil and gas properties of $426,000.

     Net cash provided by financing activities was $4,850,000 for the six months ended June 30, 2001 as compared to net cash provided by financing activities of $1,473,000 in the prior year period. The 2001 amounts consist of proceeds from the issuance of common stock of $15,000,000 and pay downs by the Company under its line of credit of $13,690,000. The 2001 amounts also includes proceeds from bank borrowings of $6,750,000, the payment of debt financing and public offering costs of $1,695,000, changes in restricted cash of $1,070,000, and production payments of $274,000. In addition, the 2001 amount includes preferred stock dividends of $317,000 and proceeds from the exercise of stock warrants employee stock options of $135,000 and $12,000; respectively. The 2000 amount includes proceeds from the issuance of common stock of $4,500,000 and paydowns by the Company under its line of credit of $1,925,000. The 2000 amount includes changes in restricted cash of $1,320,000, proceeds from the exercise of stock purchase warrants of $218,000 and the exercise of employee stock options of $201,000. The 2000 amount also includes production payments of $171,000 and payment of debt financing costs of $30,000.

Compass Credit Facility
-----------------------

     On July 31, 2001 the borrowing base was redetermined at $19,000,000 which will remain effective until the next borrowing base redetermination scheduled for October 2001. Interest on the credit facility will accrue at a rate calculated at the option of the Company as either the Compass Bank prime rate, or LIBOR plus 1.75% - 2.00% depending on borrowing base utilization. Interest is payable monthly. The credit facility will mature on April 1, 2003. The credit facility requires that the Company pay a commitment fee each quarter based on the Company's borrowing base utilization. The fee is equal to 0.375% to 0.50% per annum based on the borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels and restricts the Company from declaring or paying dividends on its common stock without the lenders consent. Substantially all the Company's assets are pledged to secure the credit facility.

     Additionally, the Company has a $1 million letter of credit facility in place with Compass Bank that expires in April 2003. There were no other outstanding letters of credit as of June 30, 2001.

     The Company had $18,309,000 in capital expenditures in the six months ended June 30, 2001. The Company's budget for 2001 capital expenditures was set at the beginning of the year at $20,000,000, and has since been updated to $26,000,000. Such budget is under constant review during the year and could change due to actual and estimated cash flow, commodity prices, business opportunities and other factors. The Company expects to fund capital expenditures for the remainder of 2001 from operating cash flow, cash and bank borrowings, if necessary.

Stock Listing
-------------

     The Company has been notified by the New York Stock Exchange ("NYSE") that it has been removed from the NYSE's "Watch List" under the Exchange's continued listing and compliance standards and is now considered a "company in good standing" as the NYSE rule filing No. SR-NYSE-2001-02 was approved by the Securities and Exchange Commission on June 27, 2001. The Company will be subject to the NYSE's normal continued listing requirements and its monitoring process.

New Accounting Pronouncement
----------------------------

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company will adopt SFAS No. 141 immediately and SFAS No. 142 in the first quarter 2002. The adoption of SFAS No. 141 and 142 are not expected to have a significant impact on the Company's financial statements.

     In addition, Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") has been approved for issuance. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement is effective for fiscal years beginning after June 15, 2001. The Company has not yet determined what, if any, impact the adoption of this statement may have on its financial statements.

           Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

Debt and debt-related derivatives
---------------------------------

     The Company is exposed to interest rate risk on its long-term debt with variable interest rates. Based on the overall interest rate exposure on variable rate debt at June 30, 2001 a hypothetical 2% change in the interest rates would increase interest expense by approximately $97,000.

Hedging Activity

     The Company engages in future contracts ("Agreements") with some of its production. The Company enters into hedging activities in order to secure an acceptable future price relating to a portion of future production. The primary objective of the activities is to protect against decreases in price during the term of the hedge. See Note B to the Company's Consolidated Financial Statements for a discussion of activities involving derivative financial instruments during the second quarter of 2001.

     At June 30, 2001, the Company's open forward position on its outstanding crude oil was as follows:

     (a) 500 barrels of oil per day with a no cost "collar" of $20.00 and $28.40 per barrel through December 2001;

     (b) 300 barrels of oil per day with a no cost "collar" of $23.00 and $29.55 per barrel through December 2001;

     (c) 500 barrels of oil per day "swap" at $29.00 per barrel from July 2001 through December 2001;

     (d) 500 barrels of oil per day "put" at $25.38 per barrel for January 2002; and

     (e)  500  barrels of oil per day "put" at $25.15  per  barrel for  February
          2002


     The fair value of the crude oil hedging contracts in place at June 30, 2001 resulted in an asset of $211,000. A 10% increase in the average NYMEX price of crude oil would have resulted in a liability of $95,000 would have increased the asset by $306,000.

     At June 30, 2001, the Company had a natural gas hedging contract in place for 5,000 Mmbtu per day with a no cost collar of $3.05 and $4.45 per Mmbtu through December 31, 2001. The fair value of the natural gas hedging contract in place at June 30, 2001 was not significant.

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

          None

Item 3.  Defaults Upon Senior Securities.

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of the Company was held on May 17, 2001. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld, and abstaining or not voting as to each matter.

Election of Class III Directors
-------------------------------
                                     FOR                       WITHHELD
                                     ---                       --------

Walter G. Goodrich                   12,245,181                  74,322
Michael Y. McGovern                  12,246,297                  73,205
Arthur Seeligson                     11,586,321                 733,182

Ratification  of  the  amendment  to  the  Company's  Restated   Certificate  of
--------------------------------------------------------------------------------
Incorporation  to  increase  the  authorized  number of shares of the  Company's
--------------------------------------------------------------------------------
common stock from 25,000,000 to 50,000,000.
-------------------------------------------

             FOR                       AGAINST                      WITHHELD

          12,206,179                   102,458                       10,727

Ratification  of the  amendment  to the  Company's  1995  Stock  Option  Plan to
--------------------------------------------------------------------------------
increase  the  number of shares of common  stock  available  for  issuance  from
--------------------------------------------------------------------------------
1,175,000 to 2,000,000
----------------------

               FOR                    AGAINST                      WITHHELD
               ---                    -------                      --------

           11,365,789                 926,878                       26,698

Ratification  of the  appointment  of  KPMG  LLP as  the  Company's  independent
--------------------------------------------------------------------------------
auditors for 2001
-----------------

           FOR                     AGAINST                      WITHHELD

        12,295,484                  13,719                       10,299

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






                                   GOODRICH PETROLEUM CORPORATION
                                                        (registrant)



                                   /s/  Walter G. Goodrich
------------------------------     ---------------------------------------------
                Date               Walter G. Goodrich, President and
                                           Chief Executive Officer


                                   /s/  Roland L. Frautschi
------------------------------     ---------------------------------------------
                 Date              Roland L. Frautschi, Senior Vice
                                           President, Chief Financial Officer
                                           and Treasurer