Form 10-Q
period 2001-09-30
GOODRICH PETROLEUM CORP
filed 2001-11-14
CIK 943861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended            September 30, 2001
                                   --------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------

Commission File Number:                             1-7940
                          ------------------------------------------------------

                         Goodrich Petroleum Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        76-0466193
---------------------------------     ------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer ID. No.)
       incorporation or organization)

815 Walker,  Suite 1040, Houston, Texas                         77002
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     At November 14, 2001, there were 17,807,662 shares of Goodrich Petroleum Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                               September 30, 2001
                                      INDEX



                                                                       Page No.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
   September 30, 2001 (Unaudited) and December 31, 2000..............      3-4

Consolidated Statements of Operations (Unaudited)
   Nine Months Ended September 30, 2001 and 2000.....................        5

   Three Months Ended September 30, 2001 and 2000....................        6

Consolidated Statements of Cash Flows (Unaudited)
   Nine Months Ended September 30, 2001 and 2000.....................        7

Consolidated Statements of Stockholders' Equity and
         Comprehensive Income (Unaudited)
   Nine Months Ended September 30, 2001 and 2000.....................        8

Notes to Consolidated Financial Statements...........................     9-11

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.                                  12-16

Item 3.  Quantitative and Qualitative Disclosure about Market Risk       16-17


                           PART II - OTHER INFORMATION                      18


Item 2.  Changes in Securities and Use of Proceeds.

Item 6.  Exhibits and Reports on Form 8-K

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                     September 30,  December 31,
                                                         2001           2000
                                                     -------------  ------------
                                                      (Unaudited)
                                 ASSETS
CURRENT ASSETS
 Cash and cash equivalents.......................... $    127,402    3,531,763
 Accounts receivable
   Trade and other, net of allowance................      928,176      241,659
   Accrued oil and gas revenue......................    4,225,939    4,553,863
   Fair value of oil and gas derivatives............      502,699          ---
 Prepaid insurance..................................      111,640      238,647
                                                      -----------  -----------
      Total current assets..........................    5,895,856    8,565,932
                                                      -----------  -----------
PROPERTY AND EQUIPMENT
 Oil and gas properties (successful efforts method).  103,777,721   79,252,980
 Furniture, fixtures and equipment..................      304,010      240,150
                                                      -----------  -----------
                                                      104,081,731   79,493,130
 Less accumulated depletion, depreciation
     and amortization...............................  (31,405,498) (26,044,257)
                                                      -----------  -----------
   Net property and equipment.......................   72,676,233   53,448,873
                                                      -----------  -----------
OTHER ASSETS
 Restricted cash....................................    2,495,000    1,240,000
 Deferred taxes.....................................          ---    1,694,675
 Other..............................................       60,310      394,114
                                                      -----------  -----------
      Total other assets............................    2,555,310    3,328,789
                                                      -----------  -----------

           TOTAL ASSETS............................. $ 81,127,399   65,343,594
                                                      ===========  ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                                                     September 30,  December 31,
                                                         2001           2000
                                                     -------------  ------------
                                                      (Unaudited)
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable.................................. $  3,854,238 $   3,043,477
  Accrued liabilities...............................    1,864,453     1,231,965
  Current portion other non-current liabilities.....      124,875       820,454
                                                      -----------  ------------
            Total current liabilities...............    5,843,566     5,095,896
                                                      -----------  ------------
LONG TERM DEBT......................................   19,000,000    22,965,000

OTHER NON-CURRENT LIABILITIES
  Production payment payable........................    1,385,687       969,870
  Accrued abandonment costs.........................    4,129,741     3,707,612
  Deferred Taxes....................................      831,294           ---

STOCKHOLDERS' EQUITY
  Preferred stock; authorized 10,000,000 shares:
    Series A convertible preferred stock, par value
      per share; issued and outstanding 791,968 and
      791,968 shares (liquidation preference $10 per
       share, aggregating to $7,919,680)............      791,968       791,968
    Series B convertible preferred stock, par value
      per share; issued and outstanding 0
      and 660,839 shares............................          ---       660,839
    Common stock; par value $0.20 per share:
      Authorized 50,000,000 shares; issued and
      outstanding 17,773,060 and 13,318,920 shares..    3,554,612     2,663,784
    Additional paid-in capital......................   52,303,990    39,348,013
    Accumulated deficit.............................   (7,040,213)  (10,859,388)
    Accumulated other comprehensive income..........      326,754           ---
                                                      -----------   -----------
               Total stockholders' equity...........   49,937,111    32,605,216
                                                      -----------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..... $ 81,127,399 $  65,343,594
                                                      ===========   ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                           2001          2000
                                                        ----------   -----------
REVENUES
   Oil and gas sales..................................$ 24,029,405   19,656,078
   Other..............................................     154,208      382,229
                                                        ----------  -----------
        Total revenues................................  24,183,613   20,038,307
                                                        ----------  -----------
EXPENSES
   Lease operating expense............................   4,733,427    3,416,725
   Production taxes...................................   1,457,000    1,584,138
   Depletion, depreciation and amortization...........   5,038,843    4,227,460
   Exploration........................................   3,253,732    2,084,469
   Interest expense...................................     918,809    3,696,048
   General and administrative.........................   2,252,700    1,711,525
   Preferred dividend requirements of a subsidiary....         ---       38,364
                                                        ----------  -----------
        Total costs and expenses......................  17,654,511   16,758,729
                                                        ----------  -----------
GAIN ON SALE OF ASSETS................................      71,986      307,299
                                                        ----------  -----------
INCOME BEFORE INCOME TAXES............................   6,601,088    3,586,877
   Income taxes.......................................  (2,310,381)   1,655,032
                                                        ----------  -----------
NET INCOME............................................   4,290,707    5,241,909
   Preferred stock dividends..........................   2,848,073      886,685
                                                        ----------  -----------
NET INCOME APPLICABLE TO COMMON STOCK.................   1,442,634    4,355,224
                                                        ==========  ===========
BASIC INCOME PER AVERAGE COMMON SHARE.................         .08          .49
                                                        ==========  ===========
DILUTED INCOME PER AVERAGE COMMON SHARE...............         .07          .35
                                                        ==========  ===========
AVERAGE COMMON SHARES OUTSTANDING - BASIC.............  17,167,718    8,873,159
                                                        ==========  ===========
AVERAGE COMMON SHARES OUTSTANDING - DILUTED...........  20,099,393   15,050,900
                                                        ==========  ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended
                                                           September 30,
                                                        2001           2000
                                                    -------------   ----------
REVENUES
   Oil and gas sales..............................$   7,678,211     8,590,027
   Other  ........................................       70,241        96,349
                                                     ----------   -----------
        Total revenues............................    7,748,452     8,686,376
                                                     ----------   -----------
EXPENSES
   Lease operating expense........................    1,655,790     1,305,170
   Production taxes...............................      442,285       651,126
   Depletion, depreciation and amortization.......    1,881,258     1,659,354
   Exploration....................................      537,276     1,358,282
   Interest expense...............................      321,571     1,304,055
   General and administrative.....................      811,899       514,268
                                                     ----------   -----------
        Total costs and expenses..................    5,650,079     6,792,255
                                                     ----------   -----------
GAIN ON SALE OF ASSETS............................          ---        33,475
                                                     ----------   -----------
INCOME BEFORE INCOME TAXES........................    2,098,373     1,927,596
   Income taxes...................................     (734,432)    1,655,032
                                                     ----------   -----------
 NET INCOME.......................................    1,363,941     3,582,628
   Preferred stock dividends......................      154,798       295,562
                                                     ----------   -----------
NET INCOME APPLICABLE TO COMMON STOCK.............    1,209,143     3,287,066
                                                     ==========   ===========
BASIC INCOME PER AVERAGE COMMON SHARE.............          .07           .31
                                                     ==========   ===========
DILUTED INCOME PER AVERAGE COMMON SHARE...........          .06           .23
                                                     ==========   ===========
AVERAGE COMMON SHARES OUTSTANDING - BASIC.........   17,763,136    10,644,423
                                                     ==========   ===========
AVERAGE COMMON SHARES OUTSTANDING - DILUTED.......   20,610,805    15,505,616
                                                     ==========   ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                           2001          2000
                                                        ----------    ----------
OPERATING ACTIVITIES
   Net income.........................................$  4,290,707 $  5,241,909
   Adjustments to reconcile net income to cash
    provided by operating activities:
     Depletion, depreciation and amortization.........   5,038,843    4,227,460
     Deferred income taxes............................   2,310,381   (1,655,032)
     Amortization of leasehold costs..................     769,402      762,914
     Amortization of production payment discount......      92,931      177,999
     Amortization of deferred debt financing..........      39,750      300,292
     Accrued interest on private placement borrowings.         ---      973,631
     Amortization of detachable stock purchase
          warrants....................................         ---      357,016
     Preferred dividends of subsidiary................         ---       38,364
     Gain on sale of assets...........................     (71,986)    (307,299)
     Capital expenditures charged to income...........   1,566,736      954,640
     Other............................................      20,745       30,000
   Net change in:
     Accounts receivable..............................    (358,593)  (3,296,961)
     Prepaid insurance and other......................      99,452     (107,103)
     Accounts payable.................................     810,761    2,321,635
     Accrued liabilities..............................     252,488      (55,133)
     Other liabilities................................         ---     (484,525)
                                                       -----------  -----------
          Net cash provided by operating activities...  14,861,617    9,479,807
                                                       -----------  -----------
INVESTING ACTIVITIES
   Proceeds from sale of assets.......................     451,986      459,526
   Acquisition of oil and gas properties..............         ---   (1,198,631)
   Capital expenditures............................... (26,155,337) (10,783,174)
                                                       -----------  -----------
          Net cash used in investing activities....... (25,703,351) (11,522,279)
                                                       -----------  -----------
FINANCING ACTIVITIES
   Proceeds from public offering of common stock......  15,000,000    4,500,000
   Principal payments of bank borrowings.............. (13,690,000)  (3,225,617)
   Proceeds from bank borrowings......................   9,725,000         ---
   Payment of debt and equity financing costs.........  (1,695,323)     (30,000)
   Exercise of stock purchase warrants................     210,233      249,322
   Exercise of stock options..........................      11,563      201,319
   Net change in restricted cash......................  (1,255,000)  (1,030,000)
   Production payments................................    (397,568)    (452,733)
   Preferred stock dividends..........................    (471,532)  (2,068,652)
                                                       -----------  -----------
          Net cash provided by financing activities...   7,437,373   (1,856,361)
                                                       -----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............  (3,404,361)  (3,898,833)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......   3,531,763    5,929,833
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............$    127,402 $  2,030,396
                                                       ===========  ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                               Series A              Series B
                                            Preferred Stock       Preferred Stock          Common Stock
                                            ---------------       ---------------          ------------

Balance at December 31, 1999.............. 796,318  $ 796,318   665,759  $ 665,759    5,417,171  $ 1,083,434
Net Income................................     ---        ---       ---        ---          ---          ---
Total Comprehensive Income................     ---        ---       ---        ---          ---          ---
Issuance of Common Stock..................     ---        ---       ---        ---    1,533,333      306,667
Conversion of Preferred Stock of
 Subsidiary ..............................     ---        ---       ---        ---    1,547,665      309,533
Exercise of Director Stock Option.........     ---        ---       ---        ---       12,500        2,500
Conversion of Notes Payable and Issuance
 of Common Stock in Connection therewith..     ---        ---       ---        ---    3,295,647          ---
Preferred Stock Dividends.................     ---        ---       ---        ---          ---          ---
Exercise of Common Stock Purchase Warrants     ---        ---       ---        ---      252,022       44,002
Exercise of Employee Stock Option.........     ---        ---       ---        ---      245,698       49,140
Director Stock Grants.....................     ---        ---       ---        ---        6,000        1,200
Conversion of Series B Preferred Stock
 to Common Stock..........................     ---        ---    (4,920)    (4,920)       5,486          682
                                           -------   --------  --------    -------   ----------    ---------

Balance at September 30, 2000............. 796,318  $ 796,318   660,839  $ 660,839   12,315,522  $ 2,463,104
                                           =======   ========  ========    =======   ==========    =========

Balance at December 31, 2000.............. 791,968    791,968   660,839    660,839   13,318,920    2,663,784

Net Income................................     ---        ---       ---        ---          ---          ---
Other Comprehensive Income (Loss);
 Net of Tax
Cumulative Effect of Accounting Change....     ---        ---       ---        ---          ---          ---
Net Derivative Gain.......................     ---        ---       ---        ---          ---          ---
Reclassification Adjustment...............     ---        ---       ---        ---          ---          ---
Total Comprehensive Income................     ---        ---       ---        ---          ---          ---
Issuance of Common Stock..................     ---        ---       ---        ---    3,000,000      600,000
Conversion of Series B Preferred Stock to
 Common Stock.............................     ---        ---  (660,839)  (660,839)   1,189,510      237,902
Preferred Stock Dividends.................     ---        ---       ---        ---          ---          ---
Director Stock Grant......................     ---        ---       ---        ---        5,130        1,026
Exercise of Stock Warrants................     ---        ---       ---        ---      252,000       50,400
Exercise of Stock Options.................     ---        ---       ---        ---        7,500        1,500
                                           -------   --------  --------    -------   ----------    ---------

Balance at September 30, 2001............. 791,968  $ 791,968       ---  $     ---   17,773,060  $ 3,554,612
                                           =======   ========  ========    =======   ==========    =========

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                            Accumulated
                                               Additional                     Other          Total
                                                Paid-In     Accumulated   Comprehensive    Stockholders'
                                                Capital       Deficit         Income          Equity
                                                -------       -------        -------         ------
Balance at December 31, 1999..............  $  18,156,114  $(14,290,581)  $        ---   $  6,411,044
Net Income................................            ---     5,241,909            ---      5,241,909
Total Comprehensive Income................            ---           ---            ---      5,241,909
Issuance of Common Stock..................      4,193,333           ---            ---      4,500,000
Conversion of Preferred Stock of
  Subsidiary..............................      2,411,956           ---            ---      2,721,489
Exercise of Director Stock Option.........          7,375           ---            ---          9,875
Conversion of Notes Payable and Issuance
 of Common Stock in Connection therewith..            ---           ---            ---     10,410,849
Preferred Stock Dividends.................            ---    (2,068,652)           ---     (2,068,652)
Exercise of Common Stock Purchase Warrants        173,509           ---            ---        249,322
Exercise of Employee Stock Option.........        142,304           ---            ---        191,444
Director Stock Grants.....................         28,800           ---            ---         30,000
Conversion of Series B Preferred Stock
 to Common Stock..........................          2,377           ---            ---            ---
                                               ----------   -----------     ----------     ----------
Balance at September 30, 2000.............  $  34,894,343  $(11,117,324)  $        ---   $ 27,697,280
                                               ==========   ===========     ==========     ==========

Balance at December 31, 2000..............     39,348,013   (10,859,388)           ---     32,605,216

Net Income................................            ---     4,290,707            ---      4,290,707
Other Comprehensive Income (Loss);
 Net of Tax
Cumulative Effect of Accounting Change....            ---           ---     (2,535,469)    (2,535,469)
Net Derivative Gain.......................            ---           ---      2,041,626      2,041,626
Reclassification Adjustment...............            ---           ---        820,597        820,597
Total Comprehensive Income................            ---           ---            ---      4,617,461
Issuance of Common Stock..................     12,469,170           ---            ---     13,069,170
Conversion of Series B Preferred Stock to
 Common Stock.............................        317,937           ---            ---       (105,000)
Preferred Stock Dividends.................            ---      (471,532)           ---       (471,532)
Director Stock Grant......................         28,974           ---            ---         30,000
Exercise of Stock Warrants................        129,833           ---            ---        180,233
Exercise of Stock Options.................         10,063           ---            ---         11,563
                                               ----------    ----------     ----------     ----------

Balance at September 30, 2001.............  $  52,303,990 $  (7,040,213)  $    326,754    $49,937,111
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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations for the three and nine months ended September 30, 2001 and 2000.

     The results of operations for the three and nine months period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

     Adoption of SFAS Nos. 133/138 resulted in a transition adjustment loss to AOCI of $2.5 million, net of $1.4 million in income tax benefit, as of January 1, 2001 for the cumulative effect on prior years; there was no cumulative effect on earnings upon adoption. Excluding the transition adjustment, the effect of this accounting change increased AOCI for the nine months ended September 30, 2001 by $2,862,000, net of $1,541,000 in income taxes, and had no impact on income for the same period. The deferred hedging gain included in AOCI will be transferred to earnings as the forecasted transactions actually occur. The $340,000 balance in AOCI, is anticipated to be transferred into earnings over the next five months.

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

NOTE E - Net Income Per Share
-----------------------------
     Net income was used as the numerator in computing both basic and diluted income per common share for the three and nine months ended September 30, 2001 and 2000. The following table reconciles the weighted-average shares outstanding used for these computations.

                                 Three months               Nine months
                              ended September 30,        ended September 30,
                              -------------------        -------------------
                               2000        2001           2000         2001
                               ----        ----           ----         ----

   Basic Method............. 10,644,423  17,763,136    8,873,159    17,167,718
   Dilutive Stock Warrants..  2,744,955   2,728,026    2,757,535     2,760,321
   Dilutive Stock Options...    396,770     119,643      653,787       171,354
                            -----------  ----------   ----------    ----------
   Diluted Method........... 13,786,148  20,610,805   12,284,481    20,099,393
                            ===========  ==========   ===========   ==========

     The computation of earnings per share in the consolidated Statement of Income did not consider convertible preferred stock convertible into 330,000 shares of common stock for the three and nine months ended September 30, 2001 because the effects of the securities would have been antidilutive.

NOTE F - Commitments and Contingencies
--------------------------------------
     The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean-up of the site will be approximately $4.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of September 30, 2001, the Company has paid approximately $321,000 in costs related to this matter and $123,000 has been accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

NOTE G - Income Taxes
---------------------
     The Company recorded a net deferred tax asset of approximately $1.6 million in the three months ended September 30, 2000 based on projections for generating sufficient taxable income prior to expiration of net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of valuation allowance provided, will be realized.

NOTE H - Credit Facility
------------------------

     On November 9, 2001 the Company established a new credit facility with BNP Paribas Bank, with a borrowing base of $25,000,000. The new borrowing base will remain effective until the next borrowing base redetermination scheduled to be made on or before March 31, 2002. Interest on the credit facility will accrue at a rate calculated at the option of the Company as either the BNP Paribas Bank base rate plus 0.00% to 0.50%, or LIBOR plus 1.50% - 2.50% depending on borrowing base utilization. Interest or LIBOR-Rate is due and payable on the last day of its respective Interest Period. Accrued interest on each Base-Rate borrowing is due and payable on the last day of each quarter. The credit facility will mature on November 9, 2004. The credit facility requires that the Company pay a 0.375% per annum commitment fee each quarter based on the Company's borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels. Substantially all the Company's assets are pledged to secure the credit facility.

               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                       -----------------------------------

Nine months ended September 30, 2001 versus nine months ended September 30, 2000

     Total revenues for the nine months ended September 30, 2001 amounted to $24,184,000 and were $4,145,000 higher than the $20,038,000 for the nine months ended September 30, 2000 due to higher oil and gas sales. Oil and gas sales were $24,029,000 for the first nine months of 2001 compared to $19,656,000 for the first nine months of 2000, or $4,373,000 higher due to increased production volumes and higher oil and gas prices. Oil and gas sales decreased by $1,256,000 in the nine months ended September 30, 2001 compared to a reduction of $1,763,000 in the prior period as a result of settlement of the Company's outstanding futures contracts.

     The following table reflects the production volumes and pricing information for the periods presented.


                              Nine months                    Nine months
                        ended September 30, 2001      ended September 30, 2000
                        ------------------------      ------------------------
                     Production     Average Price  Production     Average Price

     Gas (Mcf)....... 2,785,221    $     4.55       2,453,378     $    3.57
     Oil (Bbls)......   436,088         26.07         435,607         25.02


     Lease operating expense was $4,733,000 for the nine months ended September 30, 2001, versus $3,417,000 for the nine months ended September 30, 2000, or $1,316,000 higher due primarily to a full nine months of costs at Burrwood/West Delta 83 field in the current period compared to seven months in the prior period. Production taxes amounted to $1,457,000 for the nine months ended September 30, 2001 compared to $1,584,000 or $127,000 lower due to higher oil and gas sales more than offset by severance tax exemptions received on certain production in the Burrwood/West Delta 83 field. Depletion, depreciation and amortization was $5,039,000 for the nine months ended September 30, 2001, versus $4,227,000 for the nine months ended September 30, 2000, or $812,000 higher due to increased capitalized costs and higher production volumes in the nine months ended 2001 versus 2000.

     Exploration expense for the nine months ended September 30, 2001 was $3,254,000 versus $2,084,000 for the same period of 2000 or $1,170,000 higher due primarily to dry hole and seismic costs of $1,567,000, and $532,000, respectively, in the current period versus $-0- and $796,000 for the same period in 2000.

     Interest expense was $919,000 in the nine months ended September 30, 2001 compared to $3,696,000 in the nine months ended September 30, 2000, or $2,777,000 lower due to higher average debt outstanding for the nine months ended September 30, 2000. The 2000 amount includes non-cash expenses associated with the amortization of financing costs and detachable common stock purchase warrants issued in connection with the September 1999 private placement of $226,000 and $285,000.

     General and administrative expenses amounted to $2,253,000 in the nine months ended September 30, 2001 versus $1,711,000 in the nine months ended September 30, 2000.

     The Company recorded a gain on the sale of certain non-core oil and gas properties of $72,000 for the nine months ended September 30, 2001.

           Three months ended September 30, 2001 versus three months
                            ended September 30, 2000

     Total revenues for the three months ended September 30, 2001 amounted to $7,748,000 and were $938,000 lower than the $8,686,000 for the three months ended September 30, 2000 due to lower oil and gas sales. Oil and gas sales were $7,678,000 for the quarter ended September 30, 2001 compared to $8,590,000 for the quarter ended September 30, 2000 or $912,000 lower due to lower oil and gas prices and lower oil production partially offset by higher gas production in the current period. Oil and gas sales were increased by $198,000 in the three months ended September 30, 2000 versus a reduction of $725,000 in the same period in 2000 as a result of settlement of the Company's outstanding futures contracts.

     The following table reflects the production volumes and pricing information for the periods presented.

                                Three months                 Three months
                          ended September 30, 2001     ended September 30, 2000
                          ------------------------     ------------------------
                       Production     Average Price   Production   Average Price

     Gas (Mcf)......... 1,088,781    $     3.17         964,317    $   4.17
     Oil (Bbls)........   166,087         25.44         173,582       26.33

     Lease operating expense was $1,656,000 for the three months ended September 30, 2001, versus $1,305,000 for the three months ended September 30, 2000, or $351,000 higher due primarily to more producing wells in the 2001 period compared to the same period in 2000. Production taxes were $442,000 for the three months ended September 30, 2001 compared to $651,000 for the three months ended September 30, 2000 or $209,000 lower due to lower oil and gas sales and receipt of severance tax exemption on certain production in the Burrwood/West Delta 83 fields. Depletion, depreciation and amortization was $1,881,000 for the three months ended September 30, 2001, versus $1,659,000 for the three months ended September 30, 2000, or $222,000 higher due to increased capitalized costs and higher production volumes in the current period compared to the prior period.

     The Company incurred $537,000 of exploration expense in the third quarter of 2001, compared to $1,358,000 in the third quarter of 2000, or $821,000 lower primarily due to seismic costs of $66,000 in the third quarter of 2001 versus $792,000 in 2000. Additionally, dry hole costs amounted to $24,000 in the third quarter of 2001 compared to $158,000 for the same period in 2000.

     Interest expense was $322,000 in the three months ended September 30, 2001 compared to $1,304,000 in the third quarter of 2000, or $982,000 lower due to higher average debt outstanding and a higher effective interest rate in the 2000 period. Also, the 2000 amount includes $203,000 in non-cash expenses associated with the amortization of financing costs and detachable common stock purchase warrants issued in connection with the September 1999 private placement and amortization of the discount associated with the production payment liability recorded in connection with the Lafitte Field acquisition.

     General and administrative expenses amounted to $812,000 in the three months ended September 30, 2001 versus $514,000 in the third quarter of 2000.

Liquidity and Capital Resources
-------------------------------
     Net cash provided by operating activities was $14,862,000 in the nine months ended September 30, 2001 compared to net cash provided by operating activities of $9,480,000 in the nine months ended September 30, 2000. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

     Net cash used in investing activities totaled $25,703,000 for the nine months ended September 30, 2001 compared to $11,522,000 in 2000. The nine months ended September 30, 2001 reflects capital expenditures totaling $26,155,000 and proceeds from the sale of oil and gas properties of $452,000. The nine months ended September 30, 2000 reflects capital expenditures totaling $10,783,000, cash paid in connection with the acquisition of oil and gas properties of $1,199,000, and proceeds from the sales of oil and gas properties of $460,000.

     Net cash provided by financing activities was $7,437,000 for the nine months ended September 30, 2001 as compared to net cash used in financing activities of $1,856,000 in the prior year period. The 2001 amounts consist of proceeds from the issuance of common stock of $15,000,000 and pay downs by the Company under its line of credit of $13,690,000. The 2001 amounts also includes proceeds from bank borrowings of $9,725,000, the payment of debt financing and public offering costs of $1,695,000, changes in restricted cash of $1,255,000, and production payments of $398,000. In addition, the 2001 amount includes preferred stock dividends of $472,000 and proceeds from the exercise of stock warrants and employee stock options of $210,000 and $12,000, respectively. The 2000 amount includes proceeds from the issuance of common stock of $4,500,000 and paydowns by the Company under its line of credit of $3,226,000. The 2000 amount includes changes in restricted cash of $1,030,000, proceeds from the exercise of stock purchase warrants of $249,000 and the exercise of employee stock options of $201,000. The 2000 amount also includes preferred stock dividends of $2,069,000, production payments of $453,000 and payment of debt financing costs of $30,000.

Compass Credit Facility
-----------------------
     On November 9, 2001 the Company established a new credit facility with BNP Paribas Bank, with a borrowing base of $25,000,000. The new borrowing base will remain effective until the next borrowing base redetermination scheduled to be made on or before March 31, 2002. Interest on the credit facility will accrue at a rate calculated at the option of the Company as either the BNP Paribas Bank base rate plus 0.00% to 0.50%, or LIBOR plus 1.50% - 2.50% depending on borrowing base utilization. Interest on LIBOR-Rate loans is due and payable on the last day of its respective Interest Period. Interest on each Base-Rate borrowing is due and payable on the last day of each quarter. The credit facility will mature on November 9, 2004. The credit facility requires that the Company pay a 0.375% per annum commitment fee each quarter based on the Company's borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels. Substantially all the Company's assets are pledged to secure the credit facility.

     The Company had $26,155,000 in capital expenditures in the nine months ended September 30, 2001. The Company's budget for 2001 capital expenditures was set at the beginning of the year at $20,000,000, and has since been updated to $26,000,000. Such budget is under constant review during the year and could change due to actual and estimated cash flow, commodity prices, business opportunities and other factors. The Company expects to fund capital expenditures for the remainder of 2001 from operating cash flow, cash and bank borrowings, if necessary.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Debt and debt-related derivatives
---------------------------------
     The Company is exposed to interest rate risk on its long-term debt with variable interest rates. Based on the overall interest rate exposure on variable rate debt at September 30, 2001 a hypothetical 2% change in the interest rates would increase interest expense by approximately $90,000.

Hedging Activity
----------------
     The Company engages in future contracts ("Agreements") with some of its production. The Company enters into hedging activities in order to secure an acceptable future price relating to a portion of future production. The primary objective of the activities is to protect against decreases in price during the term of the hedge. See Note B to the Company's Consolidated Financial Statements for a discussion of activities involving derivative financial instruments during the third quarter of 2001.

     At September 30, 2001, the Company's open forward position on its outstanding crude oil was as follows:

(a) 500 barrels of oil per day with a no cost "collar" of $20.00 and $28.40 per barrel through December 2001;
(b) 300 barrels of oil per day with a no cost "collar" of $23.00 and $29.55 per barrel through December 2001;
(c)  500  barrels of oil per day "swap" at $29.00  per barrel  through  December
     2001;
(d)  300 barrels of oil per day "put" at $25.38 per barrel for January 2002; and
(e)  300 barrels of oil per day "put" at $25.15 per barrel for February 2002

     The fair value of the crude oil hedging contracts in place at September 30, 2001 resulted in an asset of $279,000. A 10% increase in the average NYMEX price of crude oil would have resulted in an asset of $134,000 and would have decreased the asset by $145,000.

     At September 30, 2001, the Company had a natural gas hedging contract in place for 5,000 Mmbtu per day with a no cost collar of $3.05 and $4.45 per Mmbtu through December 31, 2001. The fair value of the natural gas hedging contract in place at September 30, 2001 resulted in an asset of $224,000. A 10% increase in the average NYMEX price of natural gas would have resulted in an asset of $106,000 and would have decreased the asset by $118,000.

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






                                            GOODRICH PETROLEUM CORPORATION
                                                        (registrant)



                                             /s/ Walter G. Goodrich
-----------------------------------          -----------------------------------
                Date                         Walter G. Goodrich, President and
                                                  Chief Executive Officer



                                             /s/ Roland L. Frautschi
-----------------------------------          -----------------------------------
                  Date                       Roland L. Frautschi, Senior Vice
                                              President, Chief Financial Officer
                                                      and Treasurer