Form 10-Q
period 2002-03-31
GOODRICH PETROLEUM CORP
filed 2002-05-14
CIK 943861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934

For the quarterly period ended March 31, 2002

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934

For the transition period from _________________ to _____________________

Commission File Number:  1-7940

                         Goodrich Petroleum Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                        76-0466193
(State or other jurisdiction of                     (I.R.S. Employer ID. No.)
incorporation or organization)

815 Walker Street, Suite 1040, Houston, Texas                 77002
   (Address of principal executive offices)                 (Zip Code)

                                 (713) 780-9494
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     At May 13, 2002 there were 17,907,023 shares of Goodrich Petroleum Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                                 March 31, 2002
                                      INDEX

                                                                        Page No.

                             PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
   March 31, 2002 (Unaudited) and December 31, 2001..................     3-4

Consolidated Statements of Operations (Unaudited)
   Three Months Ended March 31, 2002 and 2001........................       5

Consolidated Statements of Cash Flows (Unaudited)
   Three Months Ended March 31, 2002 and 2001........................       6

Consolidated Statements of Stockholders' Equity
   and Comprehensive Income (Unaudited)
   Three Months Ended March 31, 2002 and 2001........................       7

Notes to Consolidated Financial Statements...........................    8-10

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                  11-16


                               PART II - OTHER INFORMATION                 17

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                March 31,       December 31,
                                                                  2002              2001
                                                                ---------       ------------
                                                               (Unaudited)
                                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents ................................   $     642,835    $     248,701
  Accounts receivable
     Trade and other, net of allowance .....................         292,415          825,593
     Accrued oil and gas revenue ...........................       2,458,674        3,456,210
   Prepaid insurance .......................................         170,412          139,452
   Fair Value of oil and gas derivatives ...................              --           13,000
                                                               -------------    -------------
        Total current assets ...............................       3,564,336        4,682,956
                                                               -------------    -------------
PROPERTY AND EQUIPMENT
   Oil and gas properties (successful efforts method) ......      99,740,235      108,019,749
   Furniture, fixtures and equipment .......................         369,953          321,393
                                                               -------------    -------------
                                                                 100,110,188      108,341,142

   Less accumulated depletion, depreciation and amortization     (34,866,646)     (33,247,502)
                                                               -------------    -------------
     Net property and equipment ............................      65,243,542       75,093,640
                                                               -------------    -------------
OTHER ASSETS
   Restricted cash .........................................       2,039,000        2,039,000
   Deferred Taxes ..........................................              --          207,605
   Other ...................................................         228,878          220,730
                                                               -------------    -------------
        Total other assets .................................       2,267,878        2,467,335
                                                               -------------    -------------
             TOTAL ASSETS ..................................   $  71,075,756    $  82,243,931
                                                               =============    =============

                See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                                                                                 March 31,      December 31,
                                                                                   2002             2001
                                                                                 --------       ------------
                                                                                (Unaudited)
                       LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
        Accounts payable....................................................   $  2,029,145    $  2,398,437
        Accrued liabilities ................................................      1,235,032       1,693,674
        Fair value of oil and gas derivatives ..............................        724,847              --
        Current portion other non-current liabilities ......................        124,875         124,875
                                                                               ------------    ------------
             Total current liabilities .....................................      4,113,899       4,216,986
                                                                               ------------    ------------
     LONG TERM DEBT ........................................................     12,500,000      24,500,000

     OTHER NON-CURRENT LIABILITIES
        Production payment payable .........................................      1,201,522       1,264,729
        Accrued abandonment costs ..........................................      4,454,518       4,341,669
        Deferred taxes .....................................................        257,806              --

     STOCKHOLDERS' EQUITY
        Preferred stock; authorized 10,000,000 shares:
          Series A convertible preferred stock, par value $1.00 per
             share; issued and outstanding 791,968 and 791,968 shares
             (liquidating preference $10 per share, aggregating to
             $7,919,680) ...................................................        791,968         791,968
        Common stock, par value $0.20 per share; authorized
             25,000,000 shares; issued and outstanding 17,896,356 and
             17,896,356 shares .............................................      3,579,271       3,579,271
        Additional paid-in capital .........................................     52,279,331      52,279,331
        Accumulated deficit ................................................     (7,631,408)     (8,738,473)
        Accumulated other comprehensive income .............................       (471,151)          8,450
                                                                               ------------    ------------
                  Total stockholders' equity ...............................     48,548,011      47,920,547
                                                                               ------------    ------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $ 71,075,756    $ 82,243,931
                                                                               ============    ============

                See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     2002             2001
                                                   --------         --------
REVENUES
   Oil and gas sales .........................   $  4,692,818   $  9,351,275
   Other .....................................          6,864         54,415
                                                 ------------   ------------
   Total revenues ............................      4,699,682      9,405,690
                                                 ------------   ------------
EXPENSES
   Lease operating expense ...................      1,987,048      1,486,991
   Production taxes ..........................        399,589        555,079
   Depletion, depreciation and amortization ..      1,603,301      1,535,177
   Exploration ...............................        445,758      1,056,716
   Interest expense ..........................        316,417        370,523
   General and administrative ................        842,743        624,651
   Other .....................................             --        306,996
                                                 ------------   ------------
        Total costs and expenses .............      5,594,856      5,936,133
                                                 ------------   ------------
GAIN ON SALE OF ASSETS .......................      2,836,501         38,380
                                                 ------------   ------------
INCOME BEFORE INCOME TAXES ...................      1,941,327      3,507,937
   Income taxes ..............................        679,464      1,227,778
                                                 ------------   ------------
 NET INCOME ..................................      1,261,863      2,280,159
   Preferred stock dividends .................        154,798      2,534,908
                                                 ------------   ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK..      1,107,065       (254,749)
                                                 ============   ============
BASIC INCOME (LOSS) PER AVERAGE COMMON SHARE..            .06           (.02)
                                                 ============   ============
DILUTED INCOME (LOSS) PER AVERAGE COMMON SHARE            .05           (.02)
                                                 ============   ============
AVERAGE COMMON SHARES OUTSTANDING (BASIC) ....     17,896,356     16,112,677
                                                 ============   ============
AVERAGE COMMON SHARES OUTSTANDING (DILUTED) ..     20,282,305     16,112,677
                                                 ============   ============

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                           2002             2001
                                                                         --------         --------
 OPERATING ACTIVITIES
   Net income ......................................................   $  1,261,863    $  2,280,159

   Adjustments to reconcile net income to cash provided by operating activities:
          Depletion, depreciation and amortization .................      1,603,301       1,535,177
          Deferred income taxes ....................................        679,464       1,227,778
          Amortization of leasehold costs ..........................        128,693         273,467
          Amortization of production payment discount ..............         24,839          33,022
          Amortization of deferred debt financing ..................         36,045          32,250
          Gain on sale of assets ...................................     (2,836,501)        (38,380)
          Capital expenditures charged to income ...................             --         292,100
          Payment of Contingent liability ..........................             --          (1,708)
   Net change in:
          Accounts receivable ......................................      1,530,714        (874,518)
          Prepaid insurance and other ..............................        (30,961)          8,465
          Accounts payable .........................................       (369,292)        989,989
          Accrued liabilities ......................................       (458,642)        148,241
                                                                       ------------    ------------
              Net cash provided by operating activities ............      1,569,523       5,906,042
                                                                       ------------    ------------
INVESTING ACTIVITIES
     Proceeds from sale of assets ..................................     12,815,285         418,380
     Acquisition of oil and gas properties .........................             --              --
     Capital expenditures ..........................................     (1,747,830)     (6,196,241)
                                                                       ------------    ------------
              Net cash provided by (used in) investing activities ..     11,067,455      (5,777,861)
                                                                       ------------    ------------
FINANCING ACTIVITIES
     Principal payments of bank borrowings .........................    (13,000,000)    (13,690,000)
     Proceeds from bank borrowings .................................      1,000,000              --
     Proceeds from public offering of common stock .................             --      15,000,000
     Payment of debt and equity financing costs ....................             --      (1,695,323)
     Exercise of stock options .....................................             --          11,563
     Net change in restricted cash .................................             --        (210,000)
     Production payments ...........................................        (88,046)       (149,445)
     Preferred stock dividends .....................................       (154,798)       (158,366)
                                                                       ------------    ------------
              Net cash used in financing activities ................    (12,242,844)       (891,571)
                                                                       ------------    ------------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ................        394,134        (763,390)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................        248,701       3,531,763
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $    642,835    $  2,768,373
                                                                       ============    ============

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
   Consolidated Statements of Stockholders' Equity and Comprehensive Income
                   Three Months Ended March 31, 2002 and 2001

                                   (Unaudited)

                                                        Series A                   Series B
                                                     Preferred Stock            Preferred Stock            Common Stock
                                                     ---------------            ---------------            ------------
Balance at December 31, 2000 ................      791,968      791,968      660,839       660,839    13,318,920    2,663,784

Net Income ..................................           --           --           --            --            --           --
Other Comprehensive Income (Loss); Net of Tax
  Cumulative Effect of Accounting Change ....           --           --           --            --            --           --
  Net Derivative Gain .......................           --           --           --            --            --           --
  Reclassification Adjustment ...............           --           --           --            --            --           --

Total Comprehensive Income ..................           --           --           --            --            --           --
Issuance of Common Stock ....................           --           --           --            --     3,000,000      600,000
Conversion of Series B Preferred Stock to
       Common Stock .........................           --           --     (660,839)     (660,839)    1,189,510      237,902
Preferred Stock Dividends ...................           --           --           --            --            --           --

Exercise of Stock Options ...................           --           --           --            --         7,500        1,500
                                                   -------   ----------   ----------    ----------    ----------   ----------
Balance at March 31, 2001 ...................      791,968   $  791,968           --    $       --    17,515,930   $3,503,186
                                                   =======   ==========   ==========    ==========    ==========   ==========
Balance at December 31, 2001 ................      791,968      791,968           --            --    17,896,356    3,579,271

Net Income ..................................           --           --           --            --            --           --
Other Comprehensive Income (Loss); Net of Tax
  Net Derivative Gain .......................           --           --           --            --            --           --
  Reclassification Adjustment ...............           --           --           --            --            --           --

Total Comprehensive Income ..................           --           --           --            --            --           --

Preferred Stock Dividends ...................           --           --           --            --            --           --
                                                             ----------   ----------    ----------    ----------   ----------
Balance at March 31, 2002 ...................      791,968   $  791,968         --      $     --      17,896,356   $3,579,271
                                                   =======   ==========   ==========    ==========    ==========   ==========

                                                                                 Accumulated
                                                 Additional                          Other         Total
                                                   Paid-In       Accumulated     Comprehensive  Stockholders'
                                                   Capital         Deficit           Income         Equity
                                                   -------       -----------     -------------  -------------

Balance at December 31, 2000 ................     39,348,013    (10,859,388)             --      32,605,216

Net Income ..................................             --      2,280,159              --       2,280,159
Other Comprehensive Income (Loss); Net of Tax
  Cumulative Effect of Accounting Change ....             --             --      (2,535,469)     (2,535,469)
  Net Derivative Gain .......................             --             --         936,254         936,254
  Reclassification Adjustment ...............             --             --         987,986         987,986

Total Comprehensive Income ..................             --             --              --       1,668,940
Issuance of Common Stock ....................     12,469,170             --              --      13,069,170
Conversion of Series B Preferred Stock to
       Common Stock .........................        317,937             --              --        (105,000)
Preferred Stock Dividends ...................             --       (158,366)             --        (158,366)

Exercise of Stock Options ...................         10,063             --              --          11,563
                                                ------------   ------------    ------------    ------------
Balance at March 31, 2001 ...................   $ 52,145,183   $ (8,737,595)   $   (611,219)   $ 47,091,523
                                                ============   ============    ============    ============
Balance at December 31, 2001 ................     52,279,331     (8,738,473)          8,450      47,920,547

Net Income ..................................             --      1,261,863              --       1,261,863
Other Comprehensive Income (Loss); Net of Tax
  Net Derivative Gain .......................             --             --        (475,626)       (475,626)
  Reclassification Adjustment ...............             --             --          (3,975)         (3,975)

Total Comprehensive Income ..................             --             --              --         782,262

Preferred Stock Dividends ...................             --       (154,798)             --        (154,798)
                                                 -----------   ------------    ------------    ------------
Balance at March 31, 2002 ...................    $52,279,331   $ (7,631,408)   $   (471,151)   $ 48,548,011
                                                 ===========   ============    ============    ============

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 2002 and 2001
                                   (Unaudited)

NOTE A - Basis of Presentation

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The financial statements and footnotes included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001.

     The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE B - Sale of Oil and Gas Properties to Related Party

   On March 12, 2002, the Company, in an effort to monetize a portion of the value created in its Burrwood and West Delta fields and enhance its liquidity position, completed the sale of a thirty percent (30%) working interest in the existing production and shallow rights, and a fifteen percent (15%) working interest in the deep rights below 10,600 feet, in its Burrwood and West Delta 83 fields for $12 million to Malloy Energy Company, LLC led by Patrick E.Malloy, III and participated in by Sheldon Appel, both members of the Company's Board of Directors. The Company received net proceeds from the sale of approximately $11.8 million after purchase price adjustments. The sale price was determined by discounting the present value of the acquired interest in the fields' proved, probable and possible reserves using prevailing oil and gas prices. The Company has retained a sixty-five percent (65%) working interest in the existing production and shallow rights, and a thirty-two and one-half percent (32.5%)working interest in the deep rights after the close of the transaction. In conjunction with the sale, Malloy Energy Company, LLC, provided a $7.7 million line of credit. The $7.7 million line of credit, which will reduce to $5.0 million on January 1, 2003, is subordinate to the Company's senior facility and can be used for acquisitions, drilling, development, and general corporate purposes until December 31, 2004. Malloy Energy Company, LLC, retains the option, during the two-year period, to convert the amount outstanding under the credit line, and/or provide cash on any unused credit up to a maximum of $7.7 million in the first year, reduced to $5.0 million after December 31,

2002, into working interests in any acquisition(s) the Company may make in Louisiana prior to January 1, 2005. The conversion of the credit line will be on a pro-rata basis with the Company and may not exceed a maximum of $7.7 million reduced to $5.0 million after December 31, 2002, or thirty percent (30%) of any potential acquisition(s).

   The Company recorded a gain of approximately $2.4 million in the first quarter as a result of the sale. The Company used the proceeds to reduce outstanding debt under its credit facility by approximately $12 million.

     In addition, the Company sold another non-core oil and gas property in the first quarter of 2002 for $971,000 and recorded a gain of approximately $440,000.

NOTE C - Net Income/(Loss) Per Share

     Net income (loss) was used as the numerator in computing basic and diluted income per common share for the three months ended March 31, 2002 and 2001. The following table reconciles the weighted-average shares outstanding used for these computations.

                                                   Three months
                                                 ended March 31,
                                             -----------------------
                                             2002               2001
                                             ----               ----
   Basic Method......................     17,896,356      16,112,677
   Dilutive Stock Warrants............     2,307,621              --
   Dilutive Stock Options.............        78,328              --
                                          ----------      ----------
   Diluted Method.....................    20,282,305      16,112,677
                                          ==========      ==========

     The computation of earnings per share in the consolidated Statement of Income for the three months ended March 31, 2002, did not consider convertible preferred stock convertible into 330,000 shares of common stock because the effects of the securities would have been antidilutive. The computation of loss per share in the consolidated Statements of Income for the three months ended March 31, 2001, did not consider stock warrants convertible into 2,721,831 shares of common stock, convertible preferred stock convertible into 330,013 shares of common stock and stock options convertible into 167,564 shares of common stock because the effects of these convertible securities would have been antidilutive.

NOTE D - New Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" ("SFAS No. 141") immediately upon release and
(SFAS) No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002. SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company does not have any identified intangible assets nor any goodwill as of December 31, 2001 on March 31, 2002. The adoption of SFAS No. 141 and 142 had no significant impact on the Company's financial statements.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no significant impact on the Company's financial statements.

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

NOTE E - Commitments and Contingencies

     The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean-up of the site will be approximately $4.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of March 31, 2002, the Company has paid approximately $321,000 in costs related to this matter and has $122,500 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Changes in Results of Operations

  Three months ended March 31, 2002 versus three months ended March 31,2001

     Total revenues for the three months ended March 31, 2002 amounted to $4,700,000 and were $4,706,000 lower than the $9,406,000 for the three months ended March 31, 2001 due to lower oil and gas sales. Oil and natural gas sales were $4,658,000 lower due primarily to decreased natural gas production volumes and significantly lower oil and gas prices for the current period, compared to the same period in 2001. Oil and gas sales were reduced by $6,000 in the three months ended March 2002 compared to a reduction of $1,213,000 in the three months ended March 2001, as a result of the settlement of the Company's outstanding futures contracts.

     The following table reflects the production volumes and pricing information for the periods presented.


                                   Three months                          Three months
                               ended March 31, 2002                  ended March 31, 2001
                          -------------------------------        -------------------------------
                          Production        Average Price        Production        Average Price
                          ----------        -------------        ----------        -------------
     Gas (Mcf).......       732,182    $          2.69            876,877     $          6.74
     Oil (Bbls)......       133,580              20.38            132,874               25.92

Lease operating expense was $1,987,000 for the three months ended March 31, 2002, versus $1,487,000 for the three months ended March 31, 2001 due to an increased number of net properties and increased salt water disposal and compression expense in the current period. Work will be done to attempt to alleviate these problems in the second quarter of 2002. Production taxes were $400,000 in the three months ended March 31, 2002 compared to $555,000 in the first quarter of 2001 or $155,000 lower due to higher oil and gas sales in the 2001 period. Depletion, depreciation and amortization was $1,603,000 for the three months ended March 31, 2002 versus $1,535,000 for the three months ended March 31, 2001, or $68,000 higher due primarily to higher depletion rates partially offset by lower natural gas production volumes in the three months ended March 31, 2002. Exploration expense in the first quarter of 2002 was $446,000 versus $1,057,000 in the first quarter of 2001, or $611,000 lower due primarily to 3-D seismic costs, prospect depletion and dry hole costs of $114,000, $129,000 and

$0 respectively, in the first quarter of 2002 compared to $403,000, $272,000 and $292,000, respectively, in the same period of 2001.

Interest expense was $316,000 in the three months ended March 31, 2002 compared to $371,000 in the first quarter of 2001, or $55,000 lower, due to the Company having a lower effective interest rate in the first quarter of 2002.

General and administrative expenses amounted to $843,000 in the three months ended March 31, 2002 versus $625,000 in the first quarter of 2001.

Liquidity and Capital Resources

Net cash provided by operating activities was $1,569,000 in the three months ended March 31, 2002 compared to $5,906,000 in the three months ended March 31, 2001. The Company's accompanying Consolidated Statements of Cash Flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

Net cash provided by investing activities totaled $11,067,000 for the first quarter of 2002 compared to net cash used in investing activities of $5,778,000 in 2001. The three months ended March 31, 2002 consists of proceeds from the sale of oil and gas properties of $12,815,000 and capital expenditures of $1,748,000. The three months ended March 31, 2001 consists of capital expenditures of $6,196,000 and proceeds from the sale of oil field equipment and oil and gas properties of $380,000 and $38,000, respectively.

Net cash used by financing activities was $12,243,000 for the current period as compared to $892,000 in 2001. The three months ended March 31, 2002 consists of pay downs by the Company under its line of credit of $13,000,000, proceeds from borrowings under the Company's line of credit of $1,000,000, preferred stock dividends of $155,000 and production payments of $88,000. The 2001 amount consists of proceeds from the issuance of common stock of $15,000,000 and pay downs by the Company under its line of credit of $13,690,000. The 2001 amount also includes the payment of debt financing and public offering costs of $1,695,000, changes in restricted cash of $210,000, and production payments of $149,000. In addition, the 2001 amount includes preferred stock dividends of $158,000 and proceeds from the exercise of employee stock options of $12,000.

Sale of Oil and Gas Properties to Related Party

   On March 12, 2002, the Company, in an effort to monetize a portion of the value created in its Burrwood and West Delta fields and enhance its liquidity position, completed the sale of a thirty percent (30%) working interest in the existing production and shallow rights, and a fifteen percent (15%) working interest in the deep rights below 10,600 feet, in its Burrwood and West Delta 83 fields for $12 million to Malloy Energy Company, LLC led by Patrick E.Malloy, III and participated in by Sheldon Appel, both members of the Company's Board of Directors. The Company received net proceeds from the sale of approximately $11.8 million after purchase price adjustments. The sale price was determined by discounting the present value of the acquired interest in the fields' proved, probable and possible reserves using prevailing oil and gas prices. The Company has retained a sixty-five percent (65%) working interest in the existing production and shallow rights, and a thirty-two and one-half percent (32.5%)working interest in the deep rights after the close of the transaction. In conjunction with the sale, Malloy Energy Company, LLC, provided a $7.7 million line of credit. The $7.7 million line of credit, which will reduce to $5.0 million on January 1, 2003, is subordinate to the Company's senior facility and can be used for acquisitions, drilling, development, and general corporate purposes until December 31, 2004. Malloy Energy Company, LLC, retains the option, during the two-year period, to convert the amount outstanding under the credit line, and/or provide cash on any unused credit up to a maximum of $7.7 million in the first year, reduced to $5.0 million after December 31, 2002, into working interests in any acquisition(s) the Company may make in Louisiana prior to January 1, 2005. The conversion of the credit line will be on a pro-rata basis with the Company and may not exceed a maximum of $7.7 million reduced to $5.0 million after December 31, 2002, or thirty percent (30%) of any potential acquisition(s).

   The Company recorded a gain of approximately $2.4 million in the first quarter as a result of the sale. The Company used the proceeds to reduce outstanding debt under its credit facility to $12.5 million.

    In addition, the Company sold another non-core oil and gas property in the first quarter of 2002 for $971,000 and recorded a gain of approximately $440,000.

Credit Facility

On November 9, 2001, the Company established a new credit facility with BNP Paribas Bank, with an initial borrowing base of $25,000,000. The current borrowing base, taking into effect the sale of a 30% interest in the Burrwood and West Delta 83 fields, is $21,000,000 and will remain effective until the next borrowing base redetermination scheduled to take place on or before September 30, 2002. Interest on the credit facility will accrue at a rate calculated at the option of the Company as either the BNP Paribas Bank base rate plus 0.00% to 0.50%, or LIBOR plus 1.50% - 2.50% depending on borrowing base utilization. Interest on LIBOR-Rate borrowings is due and payable on the last day of its respective Interest Period. Interest on each Base-Rate borrowing is due and payable on the last day of each quarter. The credit facility will mature on November 8, 2004. The credit facility requires that the Company pay a quarterly commitment fee equal to 0.375% per annum commitment fee each quarter based on the Company's borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels. Substantially all the Company's assets are pledged to secure the credit facility. At March 31, 2002, the Company had approximately $8,500,000 available under its line of credit.

The Company had $1,800,000 in capital expenditures in the three months ended March 31, 2002. The Company's budget for 2002 capital expenditures was set at the beginning of the year at $15,000,000. The budget is under constant review during the year and could change due to actual and estimated cash flow, commodity prices, business opportunities, and other factors. The Company expects to fund capital expenditures for the remainder of 2002 from operating cash flow, cash, bank borrowings and borrowings under its line of credit with Malloy Energy Company, LLC, if necessary.

Accounting Matters

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" ("SFAS No. 141") immediately upon release and (SFAS) No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002. SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company does not have any identified intangible assets nor any goodwill as of December 31, 2001 on March 31, 2002. The adoption of SFAS No. 141 and 142 had no significant impact on the Company's financial statements.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no significant impact on the Company's financial statements.

Quantitative and Qualitative Disclosures About Market Risk

Debt and debt-related derivatives

     The Company is exposed to interest rate risk on its long-term debt with variable interest rates. Based on the overall interest rate exposure on variable rate debt at March 31, 2002 a hypothetical 2% change in the interest rates would increase interest expense by approximately $108,000 for the three months ended March 31, 2002.

Hedging Activity

     The Company engages in futures derivative contracts with certain of its production. The Company enters into hedging activities in order to secure an acceptable future price relating to a portion of future production. The primary objective of the hedging activities is to protect against decreases in price during the term of the hedge.

     At March 31, 2002, the Company's open forward position on its outstanding crude oil hedging contracts was as follows:

          (a) 150 barrels of oil per day "swap" at $23.22 for April and May
     2002;

          (b) 300 barrels of oil per day "swap" at $21.95 for April and May 2002; and

          (c) 150 barrels of oil per day "swap" at $24.07 for April and May 2002

     The fair value of the crude oil hedging contracts in place at March 31, 2002 resulted in a liability of $27,000. A 10% increase in the average NYMEX price of crude oil would have increased this liability by $351,000 while a 10% decrease would resulted in an asset of $324,000.

     As of March 31, 2002, the Company's open forward position on its outstanding natural gas hedging contracts was as follows:

          (d) 2000 MMBtu per day with a no cost collar of $2.50 to $3.18 per Mmbtu through December 31, 2002;

          (e) 1333 MMBtu per day with a no cost collar of $2.75 to $3.09 per Mmbtu through December 31, 2002;

          (f) 1,200 MMBtu per day "swap" at $2.87 for April through November
     2002;

          (g) 1,500 MMBtu per day "swap" at $2.89 for April through November 2002; and

          (h) 3,000 MMBtu per day "swap" at $3.50 for December 2002 through February 2003.

     The fair value of the natural gas hedging contracts in place at March 31, 2002, resulted in a liability of $698,000. A 10% increase in the average NYMEX price of natural gas would have increased this liability by $621,000 while a 10% decrease would have reduced the liability by $621,000.

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

                                        GOODRICH PETROLEUM CORPORATION
                                                 (registrant)



     May 13, 2002                       /s/  Walter G. Goodrich
-----------------------------------     -------------------------------------
                Date                         Walter G. Goodrich, President and
                                                 Chief Executive Officer

     May 13, 2002                       /s/  Lonnie J. Shaw
-----------------------------------     -------------------------------------
                Date                            Lonnie J. Shaw,
                                           Vice President Finance and Secretary