Form 10-Q
period 2002-06-30
GOODRICH PETROLEUM CORP
filed 2002-08-14
CIK 943861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2002
                               ---------------------

                                       or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------  ------------------------

Commission File Number:         1-7940
                       -----------------------

                         Goodrich Petroleum Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     76-0466193
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer ID. No.)
 incorporation or organization)

       815 Walker Street, Suite 1040, Houston, Texas            77002
      ---------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     At August 13, 2002, there were 17,914,325 shares of Goodrich Petroleum Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                                  June 30, 2002

                                      INDEX


                                                                         Page No.
                                                                         --------
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements .........................................

Consolidated Balance Sheets
   June 30, 2002 (Unaudited) and December 31, 2001 ....................      3-4

Consolidated Statements of Operations (Unaudited)
   Six Months Ended June 30, 2002 and 2001 ............................        5

   Three Months Ended June 30, 2002 and 2001 ..........................        6

Consolidated Statements of Cash Flows (Unaudited)
   Six Months Ended June 30, 2002 and 2001 ............................        7

Consolidated Statements of Stockholders' Equity (Unaudited)
   Six Months Ended June 30, 2002 and 2001 ............................        8

Notes to Consolidated Financial Statements ............................     9-11

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations ................................    12-15

Item 3. Quantitative and Qualitative Disclosures about Market Risk ....    17-18


PART II - OTHER INFORMATION ...........................................    19-20

Item 1.  Legal Proceedings ............................................

Item 2.  Changes in Securities and Use of Proceeds ....................

Item 3.  Defaults Upon Senior Securities ..............................

Item 4.  Submission of Matters to a Vote of Security Holders ..........

Item 5.  Other Information ............................................

Item 6.  Exhibits and Reports on Form 8-K .............................

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                            June 30,       December 31,
                                                                              2002             2001
                                                                         -------------   --------------
                                                                           (Unaudited)
                                  ASSETS

 CURRENT ASSETS
    Cash and cash equivalents .......................................   $     511,326    $    248,701
    Accounts receivable
      Trade and other, net of allowance .............................         764,755         825,593
      Accrued oil and gas revenue ...................................       1,853,394       3,456,210
    Prepaid insurance and other. ....................................         796,759         139,452
      Fair value of oil and gas derivatives .........................             --           13,000
                                                                        -------------    ------------
         Total current assets .......................................       3,926,234       4,682,956
                                                                        -------------    ------------

 PROPERTY AND EQUIPMENT
    Oil and gas properties (successful efforts method) ..............      99,878,158     108,019,749
    Furniture, fixtures and equipment ...............................         464,557         321,393
                                                                        -------------    -----------
                                                                          100,342,715     108,341,142

    Less accumulated depletion, depreciation and amortization .......    (36,123,079)     (33,247,502)
                                                                        -------------    ------------
      Net property and equipment ....................................      64,219,636      75,093,640
                                                                        -------------    ------------
 OTHER ASSETS

    Restricted cash .................................................       2,039,000       2,039,000
    Deferred taxes ..................................................          77,232         207,605
    Other ...........................................................         250,171         220,730
                                                                        -------------    ------------
         Total other assets .........................................       2,366,403       2,467,335
                                                                        -------------    ------------
              TOTAL ASSETS ..........................................   $  70,512,273    $ 82,243,931
                                                                        =============    ============

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                                                                                 June 30,        December 31,
                                                                                   2002              2001
                                                                               -------------    --------------
                                                                                (Unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable .........................................................   $   2,899,580    $   2,398,437
  Accrued liabilities ......................................................       1,016,010        1,693,674
  Fair value of oil and gas derivatives ....................................         481,653              --
  Current portion other non-current liabilities ............................         125,000          124,875
                                                                               -------------    -------------
            Total current liabilities ......................................       4,522,243        4,216,986
                                                                               -------------    -------------
LONG TERM DEBT .............................................................      12,500,000       24,500,000

OTHER NON-CURRENT LIABILITIES
  Production payment payable ...............................................       1,225,078        1,264,729
  Accrued abandonment costs ................................................       4,449,378        4,341,669

STOCKHOLDERS' EQUITY
  Preferred stock; authorized 10,000,000 shares:
       Series A convertible preferred stock, par value
          per share; issued and outstanding 791,968 and 791,968
          shares (liquidation preference $10 per share,
          aggregating to $7,919,680) .......................................         791,968          791,968
  Common stock; par value $0.20 per share:
          Authorized 50,000,000 shares; issued and
          outstanding 17,929,325 and 17,896,356 shares .....................       3,582,864        3,579,271
  Additional paid-in capital ...............................................      52,333,738       52,279,331
  Accumulated deficit ......................................................      (8,579,921)      (8,738,473)
  Accumulated other comprehensive income ...................................        (313,075)           8,450
                                                                               --------------   -------------
            Total stockholders' equity .....................................      47,815,574       47,920,547
                                                                               --------------   -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................   $  70,512,273    $  82,243,931
                                                                               =============    =============

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                  -----------------------------
                                                                      2002             2001
                                                                  -------------   -------------
 REVENUES
    Oil and gas sales ........................................   $   8,878,467    $  16,351,194
    Other ....................................................         129,239           83,967
                                                                 -------------    -------------
         Total revenues ......................................       9,007,706       16,435,161
                                                                 -------------    -------------
 EXPENSES
    Lease operating expense ..................................       4,025,818        3,077,637
    Production taxes .........................................         801,747        1,014,715
    Depletion, depreciation and amortization .................       2,851,174        3,157,585
    Exploration ..............................................         760,420        2,716,456
    Interest expense .........................................         531,840          597,238
    General and administrative ...............................       2,220,027        1,440,801
                                                                 -------------    -------------
         Total costs and expenses ............................      11,191,026       12,004,432
                                                                 -------------    -------------
 GAIN ON SALE OF ASSETS. .....................................       2,924,201           71,986
                                                                 -------------    -------------
 INCOME BEFORE INCOME TAXES ..................................         740,881        4,502,715
    Income taxes .............................................         259,308        1,575,950
                                                                 -------------    -------------
  NET INCOME .................................................         481,573        2,926,765
    Preferred stock dividends ................................         323,021        2,693,275
                                                                 -------------    -------------
 NET INCOME APPLICABLE TO COMMON STOCK .......................         158,552          233,490
                                                                 =============    =============
 BASIC INCOME PER AVERAGE COMMON SHARE. ......................              01               01
                                                                 =============    =============
 DILUTED INCOME PER AVERAGE COMMON SHARE .....................              01               01
                                                                 =============    =============
 AVERAGE COMMON SHARES OUTSTANDING - BASIC ...................      17,901,868       16,865,075
                                                                 =============    =============
 AVERAGE COMMON SHARES OUTSTANDING - DILUTED .................      20,272,839       19,805,422
                                                                 =============    =============


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                 Three Months Ended
                                                                      June 30,
                                                             --------------------------
                                                                 2002           2001
                                                             -------------  -----------
REVENUES
   Oil and gas sales ....................................    $  4,185,649   $ 6,999,949
   Other ................................................         122,375       336,548
                                                             ------------   -----------
        Total revenues ..................................       4,308,024     7,336,497
                                                             ------------   -----------
EXPENSES
   Lease operating expense ..............................       2,038,770     1,590,646
   Production taxes .....................................         402,158       459,636
   Depletion, depreciation and amortization .............       1,247,873     1,622,408
   Exploration ..........................................         314,662     1,659,740
   Interest expense .....................................         215,423       226,715
   General and administrative ...........................       1,377,284       816,150
                                                             ------------   -----------
        Total costs and expenses ........................       5,596,170     6,375,295
                                                             ------------   -----------
GAIN ON SALE OF ASSETS. .................................          87,700        33,606
                                                             ------------   -----------
INCOME (LOSS) BEFORE INCOME TAXES .......................     (1,200,446)       994,808
   Income taxes .........................................       (420,156)       348,172
                                                             ------------   -----------
 NET INCOME (LOSS) ......................................       (780,290)       646,636

   Preferred stock dividends ............................         168,223       158,367
                                                             ------------   -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK ............       (948,513)       488,269
                                                             ============   ===========
BASIC INCOME (LOSS) PER AVERAGE COMMON SHARE ............           (.05)            03
                                                             ============   ===========
DILUTED INCOME (LOSS) PER AVERAGE COMMON SHARE ..........           (.05)            02
                                                             ============   ===========
AVERAGE COMMON SHARES OUTSTANDING - BASIC ...............      17,907,380    17,609,205
                                                             ============   ===========
AVERAGE COMMON SHARES OUTSTANDING - DILUTED .............      17,907,380    20,586,448
                                                             ============   ===========


                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                ------------------------------
                                                                                    2002             2001
                                                                                -------------    -------------
OPERATING ACTIVITIES
   Net income ..............................................................    $     481,573    $   2,926,765
   Adjustments to reconcile net income to cash provided by operating activities:
        Depletion, depreciation and amortization ...........................        2,851,174        3,157,585
        Deferred income taxes ..............................................          259,308        1,540,950
        Amortization of leasehold costs ....................................          223,035          493,827
        Amortization of production payment discount ........................           48,416           63,825
        Amortization of deferred debt financing ............................           72,090           39,750
        Gain on sale of assets .............................................       (2,924,201)         (71,986)
        Capital expenditures charged to income .............................               --        1,542,830
        Other ..............................................................               --           28,201
   Net change in:
        Accounts receivable. ...............................................        1,663,654         (409,216)
        Prepaid insurance and other ........................................         (714,643)         104,447
        Accounts payable ...................................................          501,143        1,082,651
        Accrued liabilities ................................................         (647,664)         264,548
        Other liabilities ..................................................               --              --
                                                                                -------------    -------------
             Net cash provided by operating activities .....................        1,813,885       10,764,177
                                                                                -------------    -------------
INVESTING ACTIVITIES
     Proceeds from sale of assets ..........................................       12,902,985          451,986
     Capital expenditures ..................................................       (1,980,356)     (18,309,302)
                                                                                -------------     ------------
             Net cash provided by (used in) investing activities ...........       10,922,629     (17,857,316)
                                                                                -------------     ------------
FINANCING ACTIVITIES
     Proceeds from public offering of common stock .........................               --       15,000,000
     Principal payments of bank borrowings .................................      (13,000,000)     (13,690,000)
     Proceeds from bank borrowings .........................................        1,000,000        6,750,000
     Payment of debt and equity financing costs ............................               --       (1,695,323)
     Exercise of stock purchase warrants ...................................               --          134,824
     Exercise of stock options .............................................           28,000           11,563
     Net change in restricted cash .........................................               --       (1,070,000)
     Production payments ...................................................         (178,868)        (274,185)
     Preferred stock dividends .............................................         (323,021)        (316,734)
                                                                                -------------    -------------
             Net cash provided by (used in) financing activities ...........      (12,473,889)       4,850,145
                                                                                -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................          262,625       (2,242,994)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................          248,701        3,531,763
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................    $     511,326    $   1,288,769
                                                                                =============    =============

                 See notes to consolidated financial statements

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity and Other Comprehensive Income
                     Six Months Ended June 30, 2002 and 2001

                                   (Unaudited)

                                                                                                           Accumulated
                       Series A           Series B                               Additional                    Other       Total
                      Preferred          Preferred                                Paid-In    Accumulated Comprehensive Stockholders'
                        Stock              Stock             Common Stock         Capital      Deficit        Income       Equity
                  -----------------  -------------------  --------------------- ----------- -------------  ------------ ------------
Balance at
 December 31,
 2000 ........... 791,968  $796,318   660,839  $ 660,839  13,318,920 $2,663,784 $39,348,013 $(10,859,388)  $       --   $32,605,216
 Net Income .....     --        --        --         --          --         --          --     2,926,765           --     2,926,765
 Other
  Comprehensive
  Income(Loss);
   Net of Tax
 Cumulative
  Effect of
  Accounting
  Change ........     --        --        --         --          --         --          --           --     (2,535,469)  (2,535,469)

 Net Derivative
  Gain ..........     --        --        --         --          --         --          --           --      1,722,827    1,722,827
 Reclassification
  Adjustment ....     --        --        --         --          --         --          --           --        949,940      949,940
                                                                                                                        -----------
 Total
   Comprehensive
   Income .......                                                                                                         3,064,063
 Issuance of
   Common
   Stock ........     --        --        --         --    3,000,000    600,000  12,469,170          --            --    13,069,170
 Conversion of
   Series B
   Preferred Stock
   to Common
   Stock ........     --        --   (660,839)  (660,839)  1,189,510    237,902     317,937          --            --      (105,000)
 Preferred Stock
   Dividends ....     --        --        --         --          --         --          --      (316,734)          --      (316,734)
 Director Stock
   Grant ........     --        --        --         --        5,130      1,026      28,974          --            --        30,000
 Exercise of
   Stock
   Warrants .....     --        --        --         --      151,450     30,290      74,534          --            --       104,824
 Exercise of
   Stock
   Options ......     --        --        --         --        7,500      1,500      10,063          --            --        11,563
                  -------  -------- ---------  ---------  ---------- ---------- ----------- ------------   -----------  -----------
Balance at
 June 30, 2001 .. 791,968  $791,968       --   $     --   17,672,510 $3,534,502 $52,248,691 $ (8,249,357)  $   137,298  $48,463,102
                  =======  ======== =========  =========  ========== ========== =========== ============   ===========  ===========
Balance at
 December 31,
 2001 ........... 791,968   791,968       --         --   17,896,356  3,579,271  52,279,331   (8,738,473)        8,450   47,920,547
 Net Income .....     --        --        --         --          --         --          --       481,573           --       481,573
 Other
  Comprehensive
  Income(Loss);
   Net of Tax
 Net Derivative
   Gain (Loss) ..     --        --        --         --          --         --          --           --       (106,889)    (106,889)
 Reclassification
   Adjustment ...     --        --        --         --          --         --          --           --       (214,636)    (214,636)
                                                                                                                          --------
 Total
   Comprehensive
   Income .......                                                                                                           160,048
 Preferred Stock
   Dividends ....     --        --        --         --          --         --          --      (323,021)          --      (323,021)
 Director Stock
   Grant ........     --        --        --         --        7,302      1,460      28,540          --            --        30,000
 Exercise of
   Stock
   Options ......     --        --        --         --       10,667      2,133      25,867          --            --        28,000
                  -------  -------- ---------  ---------  ---------- ---------- ----------- ------------   -----------  -----------
Balance at
 June 30,
 2002 ........... 791,968  $791,968       --   $     --   17,914,325 $3,582,864 $52,333,738 $ (8,579,921)  $  (313,075) $47,815,574
                  =======  ======== =========  =========  ========== ========== =========== ============   ===========  ===========

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2002 and 2001

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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations for the three and six months ended June 30, 2002 and 2001.

     The results of operations for the three and six month periods ended
June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE B - Sale of Oil and Gas Properties to Related Party

     On March 12, 2002, the Company, in an effort to monetize a portion of the value created in its Burrwood and West Delta fields and enhance its liquidity position, completed the sale of a thirty percent (30%) working interest in the existing production and shallow rights, and a fifteen percent (15%) working interest in the deep rights below 10,600 feet, in its Burrwood and West Delta 83 fields for $12 million to Malloy Energy Company, LLC led by Patrick E.Malloy, III and participated in by Sheldon Appel and Joe Austin, all members of the Company's Board of Directors. The Company received net proceeds from the sale of approximately $11.8 million after purchase price adjustments. The sale price was determined by discounting the present value of the acquired interest in the fields' proved, probable and possible reserves using prevailing oil and gas prices. The Company has retained a sixty-five percent (65%) working interest in the existing production and shallow rights, and a thirty-two and one-half percent (32.5%)working interest in the deep rights after the close of the transaction. In conjunction with the sale, Malloy Energy Company, LLC, provided a $7.7 million line of credit. The $7.7 million line of credit, which will reduce to $5.0 million on January 1, 2003, is subordinate to the Company's senior facility and can be used for acquisitions, drilling, development, and general corporate purposes until December 31, 2004. Malloy Energy Company, LLC, retains the option, during the two-year period, to convert the amount outstanding under the credit line, and/or provide cash on any unused credit up to a maximum of $7.7 million in the first year, reduced to $5.0 million after December 31, 2002, into working interests in any acquisition(s) the Company may make in

Louisiana prior to January 1, 2005. The conversion of the credit line will be on a pro-rata basis with the Company and may not exceed a maximum of $7.7 million reduced to $5.0 million after December 31, 2002, or thirty percent (30%) of any potential acquisition(s).

     The Company recorded a gain of approximately $2.4 million in the first quarter as a result of the sale. The Company used the proceeds to reduce outstanding debt under its credit facility by approximately $12 million.

     In addition, the Company sold other non-core oil and gas properties in the six months ended June 30, 2002 for $1,058,000 and recorded a gain of approximately $527,000.

NOTE C - Net Income/(Loss) Per Share

     Net income (loss) was used as the numerator in computing basic and diluted income per common share for the three and six months ended June 30, 2002 and 2001. The following table reconciles the weighted-average shares outstanding used for these computations.

                               Three months                 Six months
                              ended June 30,              ended June 30,
                          -----------------------   -----------------------
                             2002         2001         2002         2001
                          ----------   ----------   ----------   ----------

Basic Method ..........   17,907,380   17,609,205   17,901,868   16,865,075
Dilutive Stock Warrants          --     2,697,317    2,302,745    2,745,993
Dilutive Stock Options           --       279,926       68,226      194,354
                          ----------   ----------   ----------   ----------
Diluted Method ........   17,907,380   20,586,448   20,272,839   19,805,422
                          ==========   ==========   ==========   ==========

     The computation of earnings per share in the consolidated Statement of Income for the three and six months ended June 30, 2001 and six months ended June 30, 2002, did not consider convertible preferred stock convertible into 330,000 shares of common stock because the effects of the securities would have been antidilutive. The computation of loss per share in the consolidated Statements of Income for the three months ended June 30, 2002, did not consider stock warrants convertible into 2,355,320 shares of common stock, convertible preferred stock convertible into 330,013 shares of common stock and stock options convertible into 63,396 shares of common stock because the effects of these convertible securities would have been antidilutive.

NOTE D - Credit Facility

     On November 9, 2001, the Company established a new credit facility with BNP Paribas Bank, with an initial borrowing base of $25,000,000. The current borrowing base, taking into effect the sale of a 30% interest in the Burrwood and West Delta 83 fields, is $21,000,000 and will remain effective until the next borrowing base redetermination scheduled to take place on or before September 30, 2002. Interest on the credit facility will accrue at a rate calculated at the option of the Company as either the BNP Paribas Bank base rate plus 0.00% to 0.50%, or LIBOR plus 1.50% - 2.50% depending on borrowing base utilization. Interest on LIBOR-Rate borrowings is due and payable on the last day of its respective Interest Period. Interest on each Base-Rate borrowing is due and payable on the last day of each quarter. The credit facility will mature on November 8, 2004. The credit facility requires that the Company pay a quarterly commitment fee equal to 0.375% per annum commitment fee each quarter based on the Company's borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels. Substantially all the Company's assets are pledged to secure the credit facility. At June 30, 2002, the Company had approximately $8,500,000 available under its line of credit.

     At June 30, 2002, the Company was not in compliance with the current ratio covenant in its credit facility and secured a waiver from the requirement from BNP Paribas Bank. As previously mentioned, the Company had $8,500,000 available under its line of credit and expects to be in compliance with the covenant in future periods.


NOTE E - New Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" ("SFAS No. 141") immediately upon release and
(SFAS) No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002. SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company does not have any identified intangible assets nor any goodwill as of December 31, 2001 or June 30, 2002. The adoption of SFAS No. 141 and 142 had no significant impact on the Company's financial statements.

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

     In addition, Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") has been issued. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement is effective on January 1, 2003. The Company has not yet determined what, if any, impact the adoption of this statement may have on its financial statements.

     In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The various provisions of this pronouncement have different effective dates. The Company does not expect the adoption of SFAS No. 145 to have any significant impact on the Company's financial statements.

     On July 30, 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2001. The Company has not yet determined what, if any, impact the adoption of this statement may have on its financial statements.

NOTE F - Commitments and Contingencies

     The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean-up of the site will be approximately $4.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of June 30, 2002, the Company has paid approximately $321,000 in costs related to this matter and has $122,500 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Changes in Results of Operations

     Six months ended June 30, 2002 versus six months ended June 30, 2001

     Total revenues for the six months ended June 30, 2002 amounted to $9,008,000 and were $7,427,000 lower than the $16,435,000 for the six months ended June 30, 2001 due to lower oil and gas revenues. Oil and gas sales were $7,473,000 lower due to lower production volumes resulting primarily from the sale of a thirty percent (30%) interest in the Burrwood and West Delta 83 Fields and lower oil and gas prices. Oil and gas sales were reduced by $192,000 in the six months ended June 30, 2002 compared to a reduction of $1,454,000 in the six months ended June 30, 2001 as a result of settlement of the Company's outstanding future contracts.

     The following table reflects the production volumes and pricing information for the periods presented.

                                       Six months                        Six months
                                   ended June 30, 2002                ended June 30, 2001
                               ----------------------------    -----------------------------
                               Production     Average Price    Production      Average Price
                               ----------     -------------    ----------      -------------
     Gas (Mcf) ..............  1,220,085      $     2.76       1,696,440       $     5.43
     Oil (Bbls) .............    246,980           22.33         270,001            26.46

     Lease operating expense was $4,026,000 for the six months ended June 30, 2002 versus $3,078,000 for the six months ended June 30, 2001 or $948,000 higher due primarily to higher well insurance costs as well as increased salt water disposal and compression expense in the current period and transition costs associated with the Company assuming operations of its oil and gas properties from a contract operator on June 1, 2002 partially offset by the sale of a thirty percent (30%) working interest in the Burrwood and West Delta Fields on March 12, 2002. Work was completed in the current period to alleviate the compression and salt-water disposal problems. Production taxes amounted to $802,000 for the six months ended June 30, 2002 compared to $1,014,000 for the six months ended June 30, 2001 or $212,000 lower due primarily to lower oil and gas sales in the current period. Depletion, depreciation and amortization was $2,851,000 for the six months ended June 30, 2002 versus $3,158,000 for the six months ended June 30, 2001 or $307,000 lower due primarily to lower production volumes in the first six months of 2002 versus 2001.

     Exploration expense for the six months ended June 30, 2002 was $760,000 versus $2,716,000 for the same period of 2001 or $1,956,000 lower due primarily to dry hole and seismic expense of $0 and $119,000 for the six months ended June 30, 2002 compared to $1,543,000 and $466,000, respectively, for the same period in 2001.

     Interest expense was $532,000 in the six months ended June 30, 2002 compared to $597,000 in the six months ended June 30, 2001 or $65,000 lower due to the Company having a lower effective interest rate and average debt outstanding for the six months ended June 30, 2002 compared to the 2001 period.

     General and administrative expenses amounted to $2,220,000 in the six months ended June 30, 2002 versus $1,441,000 in the six months ended June 30, 2001 or $779,000 higher due primarily to legal costs attributable to pending litigation against the operator and joint owner of the Company's Lafitte field. The trial is currently scheduled to begin in September 2002.

     Three months ended June 30, 2002 versus three months ended June 30, 2001

     Total revenues for the three months ended June 30, 2002 amounted to $4,308,000 and were $3,028,000 lower than the $7,336,000 for the three months ended June 30, 2001 due to lower oil and gas revenues. Oil and gas sales were $2,815,000 lower due to lower production volumes resulting primarily from the sale of a thirty percent (30%) interest in the Burrwood and West Delta 83 Fields and lower oil and gas prices in the three months ended June 30, 2002 compared to the same period in 2001. Oil and gas sales were reduced by $186,000 in the three months ended June 30, 2002 compared to a reduction of $241,000 in the three months ended June 30, 2001 as a result of the settlement of the Company's outstanding future contracts.

     The following table reflects the production volumes and pricing information for the periods presented.

                                            Three months                   Three months
                                         ended June 30, 2002            ended June 30, 2001
                                      --------------------------   -----------------------------
                                      Production  Average Price    Production      Average Price
                                      ----------  --------------   ----------      -------------
     Gas (Mcf) .....................   487,903     $   2.85          819,563          $  4.03
     Oil (Bbls) ....................   113,400        24.63          137,127            26.97

     Lease operating expense was $2,039,000 for the three months ended June 30, 2002 versus $1,591,000 for the three months ended June 30, 2001 or $448,000 higher due primarily to higher well insurance costs as well as increased salt water disposal and compression expense in the current period and transition costs associated with the Company assuming operations of its oil and gas properties from a contract operator on June 1, 2002 partially offset by the sale of a thirty percent (30%) working interest in the Burrwood and West Delta Fields on March 12, 2002. Work was completed in the current period to alleviate the compression and salt-water disposal problems. Production taxes amounted to $402,000 in the three months ended June 30, 2002 compared to $460,000 for the three months ended June 30, 2001 or $58,000 lower due to lower oil and gas sales in the 2002 period compared to the 2001 period. Depletion, depreciation and amortization was $1,248,000 for the three months ended June 30, 2002 versus $1,622,000 for the three months ended June 30, 2001 or $374,000 lower due to lower oil and gas production volumes in the second quarter of 2002 versus 2001.

     The Company incurred $315,000 of exploration expense in the second quarter of 2002 compared to $1,660,000 in the second quarter of 2001 or $1,345,000 lower primarily due to dry hole and seismic costs of $0 and $5,000 in the three months ended June 30, 2002 versus $1,251,000 and $63,000 respectively, for the same period in 2001.

     Interest expense was $215,000 in the three months ended June 30, 2002 compared to $227,000 in the second quarter of 2001 due to higher average debt outstanding for the quarter ended June 30, 2001.

     General and administrative expenses amounted to $1,377,000 in the three months ended June 30, 2002 versus $816,000 in the second quarter of 2001 or $561,000 higher due primarily to legal costs attributable to pending litigation against the operator and joint owner of the Company's Lafitte field. The trial is currently scheduled to begin in September 2002.

Liquidity and Capital Resources

     Net cash provided by operating activities was $1,814,000 in the six months ended June 30, 2002 compared to $10,764,000 in the six months ended June 30, 2001 attributable to significantly higher oil and gas revenues in the 2001 period. The Company's accompanying Consolidated Statements of Cash Flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

     Net cash provided by investing activities totaled $10,923,000 for the first six months of 2002 compared to net cash used in investing activities of $17,857,000 in 2001. The six months ended June 30, 2002 consists of proceeds from the sale of oil and gas properties of $12,903,000 and capital expenditures of $1,980,000. The six months ended June 30, 2001 reflects capital expenditures paid totaling $18,309,000 and proceeds from the sales of oilfield equipment and oil and gas properties of $380,000 and $72,000 respectively.

     Net cash used in financing activities was $12,474,000 for the current period as compared to net cash provided of $4,850,000 in 2001. The six months ended June 30, 2002 consists of pay downs by the Company under its line of credit of $13,000,000, proceeds from borrowings under the Company's line of credit of $1,000,000, preferred stock dividends of $323,000, production payments of $179,000 and the exercise of employee stock options of $28,000. The 2001 amounts consist of proceeds from the issuance of common stock of $15,000,000 and pay downs by the Company under its line of credit of $13,690,000. The 2001 amount also includes proceeds from bank borrowings of $6,750,000, the payment of debt financing and public offering costs of $1,695,000, changes in restricted cash of $1,070,000, and production payments of $274,000. In addition, the 2001 amount includes preferred stock dividends of $317,000 and proceeds from the exercise of stock warrants and employee stock options of $135,000 and $12,000; respectively.

Sale of Oil and Gas Properties to Related Party

   On March 12, 2002, the Company, in an effort to monetize a portion of the value created in its Burrwood and West Delta fields and enhance its liquidity position, completed the sale of a thirty percent (30%) working interest in the existing production and shallow rights, and a fifteen percent (15%) working interest in the deep rights below 10,600 feet, in its Burrwood and West Delta 83 fields for $12 million to Malloy Energy Company, LLC led by Patrick E. Malloy, III and participated in by Sheldon Appel and Joe Austin, all members of the Company's Board of

Directors. The Company received net proceeds from the sale of approximately $11.8 million after purchase price adjustments. The sale price was determined by discounting the present value of the acquired interest in the fields' proved, probable and possible reserves using prevailing oil and gas prices. The Company has retained a sixty-five percent (65%) working interest in the existing production and shallow rights, and a thirty-two and one-half percent (32.5%)working interest in the deep rights after the close of the transaction. In conjunction with the sale, Malloy Energy Company, LLC, provided a $7.7 million line of credit. The $7.7 million line of credit, which will reduce to $5.0 million on January 1, 2003, is subordinate to the Company's senior facility and can be used for acquisitions, drilling, development, and general corporate purposes until December 31, 2004. Malloy Energy Company, LLC, retains the option, during the two-year period, to convert the amount outstanding under the credit line, and/or provide cash on any unused credit up to a maximum of $7.7 million in the first year, reduced to $5.0 million after December 31, 2002, into working interests in any acquisition(s) the Company may make in Louisiana prior to January 1, 2005. The conversion of the credit line will be on a pro-rata basis with the Company and may not exceed a maximum of $7.7 million reduced to $5.0 million after December 31, 2002, or thirty percent (30%) of any potential acquisition(s).

     The Company recorded a gain of approximately $2.4 million in the first quarter as a result of the sale. The Company used the proceeds to reduce outstanding debt under its credit facility to $12.5 million.

     In addition, the Company sold other non-core oil and gas properties in the six months ended 2002 for $1,058,000 and recorded a gain of approximately $527,000.

Credit Facility

     On November 9, 2001, the Company established a new credit facility with BNP Paribas Bank, with an initial borrowing base of $25,000,000. The current borrowing base, taking into effect the sale of a 30% interest in the Burrwood and West Delta 83 fields, is $21,000,000 and will remain effective until the next borrowing base redetermination scheduled to take place on or before September 30, 2002. Interest on the credit facility will accrue at a rate calculated at the option of the Company as either the BNP Paribas Bank base rate plus 0.00% to 0.50%, or LIBOR plus 1.50% - 2.50% depending on borrowing base utilization. Interest on LIBOR-Rate borrowings is due and payable on the last day of its respective Interest Period. Interest on each Base-Rate borrowing is due and payable on the last day of each quarter. The credit facility will mature on November 8, 2004. The credit facility requires that the Company pay a quarterly commitment fee equal to 0.375% per annum commitment fee each quarter based on the Company's borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels. Substantially all the Company's assets are pledged to secure the credit facility. At June 30, 2002, the Company had approximately $8,500,000 available under its line of credit.

     At June 30, 2002, the Company was not in compliance with the current ratio covenant in its credit facility and secured a waiver from the requirement from BNP Paribas Bank. As previously mentioned, the Company had $8,500,000 available under its line of credit and expects to be in compliance with the covenant in future periods.

     The Company had $1,980,000 in capital expenditures in the six months ended June 30, 2002. The Company's budget for 2002 capital expenditures was set at the beginning of the year at $15,000,000. The budget is under constant review during the year and could change due to actual and estimated cash flow, commodity prices, business opportunities, and other factors. The Company expects to fund capital expenditures for the remainder of 2002 from operating cash flow, cash, bank borrowings and borrowings under its line of credit with Malloy Energy Company, LLC, if necessary.

Accounting Matters

New Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" ("SFAS No. 141") immediately upon release and
(SFAS) No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002. SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company does not have any identified intangible assets nor any goodwill as of December 31, 2001 or June 30, 2002. The adoption of SFAS No. 141 and 142 had no significant impact on the Company's financial statements.

     In addition, Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") has been issued. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement is effective on January 1, 2003. The Company has not yet determined what, if any, impact the adoption of this statement may have on its financial statements.

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

     In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The various provisions of this pronouncement have different effective dates. The Company does not expect the adoption of SFAS No. 145 to have any significant impact on the Company's financial statements.

     On July 30, 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined what, if any, impact the adoption of this statement may have on its financial statements.

Quantitative and Qualitative Disclosures About Market Risk

Debt and debt-related derivatives

     The Company is exposed to interest rate risk on its long-term debt with variable interest rates. Based on the overall interest rate exposure on variable rate debt at June 30, 2002 a hypothetical 2% change in the interest rates would increase interest expense by approximately $172,000 for the six months ended June 30, 2002.

Hedging Activity

     The Company engages in futures derivative contracts with certain of its production. The Company enters into hedging activities in order to secure an acceptable future price relating to a portion of future production. The primary objective of the hedging activities is to protect against decreases in price during the term of the hedge.

     At June 30, 2002, the Company's open forward position on its outstanding crude oil hedging contracts was as follows:

     (a) 300 barrels of oil per day "swap" at $26.42 for July through November 2002; and

     (b) 300 barrels of oil per day "swap" at $26.39 for July through November 2002;

      The fair value of the crude oil hedging contracts in place at June 30, 2002 resulted in a liability of $3,000. A 10% increase or decrease in the average NYMEX price of crude oil would have had no significant effect on this liability.

     As of June 30, 2002, the Company's open forward position on its outstanding natural gas hedging contracts was as follows:

     (a) 2000 MMBtu per day with a no cost collar of $2.50 to $3.18 per Mmbtu through December 31, 2002;

     (b) 1333 MMBtu per day with a no cost collar of $2.75 to $3.09 per Mmbtu through December 31, 2002;

     (c)  1,200 MMBtu per day "swap" at $2.87 for July through November 2002;

     (d)  1,500 MMBtu per day "swap" at $2.89 for July through November 2002;

     (e) 3,000 MMBtu per day "swap" at $3.50 for December 2002 through February 2003; and

     (f) 3000 MMBtu per day with a no cost collar of $3.50 to $5.19 per Mmbtu for January through December 31, 2003.

     The fair value of the natural gas hedging contracts in place at June 30, 2002, resulted in a liability of $480,000. A 10% increase in the average NYMEX price of natural gas would have increased this liability by $443,000 while a 10% decrease would have reduced the liability by $443,000.

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

     None

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of the Company was held on May 18, 2002. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld, and abstaining or not voting as to each matter.

Election of Class I Directors

                                           FOR               WITHHELD
                                       ----------            ---------
Sheldon Appel                          14,713,294              105,782
Donald M. Campbell                     10,239,149            4,579,927

Ratification of the appointment of KPMG LLP as the Company's independent auditors for 2002


          FOR                   AGAINST                WITHHELD
      ----------                -------                --------
      14,797,943                16,926                  4,207

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GOODRICH PETROLEUM CORPORATION
                                           (registrant)



          August 14, 2002                 /s/  Walter G. Goodrich
-----------------------------------      ---------------------------------------
                Date                       Walter G. Goodrich, President and
                                           Chief Executive Officer

          August 14, 2002                /s/  Lonnie J. Shaw
-----------------------------------      ---------------------------------------
                Date                       Lonnie J. Shaw, Principal Financial
                                           Officer