Form 10-Q
period 2002-09-30
GOODRICH PETROLEUM CORP
filed 2002-11-14
CIK 943861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended        September 30, 2002
                              --------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                                ---------------------  -------------------------

Commission File Number:                            1-7940
                          ------------------------------------------------------

                         Goodrich Petroleum Corporation
             (Exact name of registrant as specified in its charter)

                 Delaware                                   76-0466193
-----------------------------------------        -------------------------------
(State or other jurisdiction of                      I.R.S. Employer ID. No.
        incorporation or organization)

808 Travis Street,  Suite 1320, Houston, Texas            77002
--------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

                                 (713)780-9494
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     At November 14, 2002, there were 17,914,325 shares of Goodrich Petroleum Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                                    FORM 10-Q
                               September 30, 2002
                                      INDEX



                                                                        Page No.

                             PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
   September 30, 2002 (Unaudited) and December 31, 2001............         4-5

Consolidated Statements of Operations (Unaudited)
   Nine Months Ended September 30, 2002 and 2001...................           6

   Three Months Ended September 30, 2002 and 2001..................           7

Consolidated Statements of Cash Flows (Unaudited)
   Nine Months Ended September 30, 2002 and 2001...................           8

Consolidated Statements of Stockholders' Equity and
         Comprehensive Income (Unaudited)
   Nine Months Ended September 30, 2002 and 2001...................           9

Notes to Consolidated Financial Statements.........................       10-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             14-19

Item 3.  Quantitative and Qualitative Disclosure about Market Risk        19-21

Item 4.  Controls and Procedures                                             21

                               PART II - OTHER INFORMATION                   22

Item 1.  Legal Procedings.                                                   22

Item 2.  Changes in Securities and Use of Proceeds.                          22

Item 3.  Defaults Upon Senior Securities                                     22

Item 4.  Submission of Matters to a Vote of Security Holders                 22

Item 5.  Other Information                                                   22

Item 6.  Exhibits and Reports on Form 8-K                                    22

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                     September 30,  December 31,
                                                         2002            2001
                                                     -------------  ------------
                                                       (Unaudited)

                                 ASSETS
CURRENT ASSETS
 Cash and cash equivalents...........................$     304,486 $    248,701
 Accounts receivable
   Trade and other, net of allowance.................    2,975,907      825,593
   Accrued oil and gas revenue.......................    1,553,319    3,456,210
   Fair value of oil and gas derivatives.............          ---       13,000
 Prepaid insurance and other.........................      800,784      139,452
                                                      ------------  -----------
      Total current assets...........................    5,634,496    4,682,956
                                                      ------------  -----------

PROPERTY AND EQUIPMENT
 Oil and gas properties (successful efforts method)..  103,068,422  108,019,749
 Furniture, fixtures and equipment...................      527,463      321,393
                                                      ------------  -----------
                                                       103,595,885  108,341,142

 Less accumulated depletion, depreciation
   and amortization.................................. (37,356,000)  (33,247,502)
                                                      ------------  -----------
   Net property and equipment........................   66,239,885   75,093,640
                                                      ------------  -----------

OTHER ASSETS
 Restricted cash.....................................    2,039,000    2,039,000
 Deferred taxes......................................      403,977      207,605
 Other...............................................      243,979      220,730
                                                      ------------  -----------
      Total other assets.............................    2,686,956    2,467,335
                                                      ------------  -----------

           TOTAL ASSETS..............................$ 74,561,337  $ 82,243,931
                                                      ===========   ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                                                     September 30,  December 31,
                                                         2002          2001
                                                     -------------  ------------

                                                      (Unaudited)
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable.....................................$ 2,768,597  $  2,398,437
 Accrued liabilities..................................   1,130,238    1,693,674
 Fair value of oil and gas derivatives................     796,508          ---
 Current portion other non-current liabilities........     125,000      124,875
                                                       -----------   ----------
           Total current liabilities..................   4,820,343    4,216,986
                                                       -----------   ----------

LONG TERM DEBT........................................  17,000,000   24,500,000

OTHER NON-CURRENT LIABILITIES
 Production payment payable...........................   1,056,677    1,264,729
 Accrued abandonment costs............................   4,633,923    4,341,669

STOCKHOLDERS' EQUITY
 Preferred stock; authorized 10,000,000 shares:
  Series A convertible preferred stock, par value
    $1.00 per share; issued and outstanding 791,968
    and 791,968 shares (liquidation preference $10
    per share, aggregating to $7,919,680).............    791,968       791,968
 Common stock; par value $0.20 per share:
  Authorized 50,000,000 shares; issued and
    outstanding 17,914,325 and 17,896,356 shares......   3,582,864    3,579,271
 Additional paid-in capital...........................  52,333,738   52,279,331
 Accumulated deficit..................................  (9,140,445)  (8,738,473)
 Accumulated other comprehensive income...............    (517,731)       8,450
                                                       ------------  ----------
           Total stockholders' equity.................  47,050,394   47,920,547
                                                       ------------  ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........$ 74,561,337 $ 82,243,931
                                                        =========== ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                        Nine Months Ended
                                                            September 30,
                                                         2002           2001
                                                      -----------    ----------

REVENUES
 Oil and gas sales................................. $ 13,118,118 $   24,029,405
 Other.............................................      147,609        154,208
                                                      ----------    -----------
      Total revenues................................  13,265,727     24,183,613
                                                      ----------    -----------

EXPENSES
 Lease operating expense...........................    5,805,347      4,733,427
 Production taxes..................................    1,156,321      1,457,000
 Depletion, depreciation and amortization..........    4,052,194      5,038,843
 Exploration.......................................    1,046,367      3,253,732
 Interest expense..................................      749,773        918,809
 General and administrative........................    3,177,356      2,252,700
                                                      ----------    -----------
      Total costs and expenses.....................   15,987,358     17,654,511
                                                      ----------    -----------

GAIN ON SALE OF ASSETS.............................    2,843,808         71,986
                                                      ----------    -----------

INCOME BEFORE INCOME TAXES.........................      122,177      6,601,088
 Income taxes...................... ...............      (42,762)    (2,310,381)
                                                      ----------    -----------

 NET INCOME........................................       79,415      4,290,707

   Preferred stock dividends.......................      481,387      2,848,073
                                                      ----------    -----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK.......    (401,972)      1,442,634
                                                      ==========    ===========

BASIC INCOME (LOSS) PER AVERAGE COMMON SHARE.......        (.02)            .08
                                                      ==========    ===========

DILUTED INCOME (LOSS) PER AVERAGE COMMON SHARE.....        (.02)            .07
                                                      ==========    ===========

AVERAGE COMMON SHARES OUTSTANDING - BASIC..........   17,840,491     17,167,718
                                                      ==========    ===========
AVERAGE COMMON SHARES OUTSTANDING - DILUTED........   17,840,491     20,099,393
                                                      ==========    ===========

                See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                          2002          2001

                                                       -----------    --------
 REVENUES
  Oil and gas sales.................................$   4,239,650 $   7,678,211
  Other  ...........................................       18,370        70,241
                                                       ----------    ----------
       Total revenues...............................    4,258,020     7,748,452
                                                       ----------    ----------
 EXPENSES
  Lease operating expense...........................    1,779,529     1,655,790
  Production taxes..................................      354,573       442,285
  Depletion, depreciation and amortization..........    1,201,020     1,881,258
  Exploration.......................................      285,947       537,276
  Interest expense..................................      217,933       321,571
  General and administrative........................      957,329       811,899
                                                       ----------    ----------
       Total costs and expenses.....................    4,796,331     5,650,079
                                                       ----------    ----------
 GAIN (LOSS) ON SALE OF ASSETS......................     (80,393)           ---
                                                       ----------    ----------
 INCOME (LOSS) BEFORE INCOME TAXES..................    (618,704)     2,098,373
  Income taxes......................................      216,546      (734,432)
                                                       ----------    ----------
NET INCOME (LOSS)...................................     (402,158)    1,363,941

  Preferred stock dividends.........................      158,366       154,798
                                                       ----------    ----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK........     (560,524)    1,209,143
                                                       ==========    ==========
BASIC INCOME (LOSS) PER AVERAGE COMMON SHARE........         (.03)          .07
                                                       ==========    ==========
DILUTED INCOME (LOSS) PER AVERAGE COMMON SHARE......         (.03)          .06
                                                       ==========    ==========
AVERAGE COMMON SHARES OUTSTANDING - BASIC...........   17,914,325    17,763,136
                                                       ==========    ==========
AVERAGE COMMON SHARES OUTSTANDING - DILUTED.........   17,914,325    20,610,805

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                             2002        2001

                                                         ----------    --------
OPERATING ACTIVITIES
 Net income............................................$    79,415 $  4,290,707
 Adjustments to reconcile net income to cash
  provided by operating activities:
   Depletion, depreciation and amortization............  4,052,194    5,038,843
   Deferred income taxes...............................     42,762    2,310,381
   Amortization of leasehold costs.....................    348,686      769,402
   Amortization of production payment discount.........     70,558       92,931
   Amortization of deferred debt financing.............    108,135       39,750
   Gain on sale of assets.............................. (2,843,808)     (71,986)
   Capital expenditures charged to income..............        ---    1,566,736
   Other...............................................        ---       20,745
 Net change in:
   Accounts receivable.................................   (247,423)    (358,593)
   Prepaid insurance and other.........................   (748,523)      99,452
   Accounts payable....................................    370,160      810,761
   Accrued liabilities.................................   (533,439)     252,488
                                                       -----------  -----------
    Net cash provided by operating activities..........    698,717   14,861,617
                                                       -----------  -----------
INVESTING ACTIVITIES
 Proceeds from sale of assets.......................... 12,822,591      451,986
 Capital expenditures.................................. (5,233,526) (26,155,337)
                                                       -----------  -----------
    Net cash provided by/(used in) investing activities  7,589,065  (25,703,351)
                                                       -----------  -----------
FINANCING ACTIVITIES
 Proceeds from public offering of common stock.........        ---   15,000,000
 Principal payments of bank borrowings.................(13,000,000) (13,690,000)
 Proceeds from bank borrowings.........................  5,500,000    9,725,000
 Payment of debt and equity financing costs............        ---   (1,695,323)
 Exercise of stock purchase warrants...................        ---      210,233
 Exercise of stock options.............................     28,000       11,563
 Net change in restricted cash.........................        ---   (1,255,000)
 Production payments...................................   (278,610)    (397,568)
 Preferred stock dividends.............................   (481,387)    (471,532)
                                                       -----------  -----------
    Net cash (used in)/provided by financing activities (8,231,997)   7,437,373
                                                        -----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............      55,785   (3,404,361)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......     248,701    3,531,763
                                                        -----------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............$    304,486 $    127,402
                                                       ===========  ===========

                See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                        Series A               Series B
                                     Preferred Stock        Preferred Stock          Common Stock
                                     ---------------        ---------------          ------------
Balance at December 31, 2000....   791,968 $    791,968    660,839 $   660,839  13,318,920 $  2,663,784
  Net Income....................       ---          ---        ---         ---         ---          ---
  Other Comprehensive Income(Loss);
    Net of Tax
  Cumulative Effect of Accounting
   Change.......................       ---          ---        ---         ---         ---          ---
  Net Derivative Gain...........       ---          ---        ---         ---         ---          ---
  Reclassification Adjustment...       ---          ---        ---         ---         ---          ---
  Total Comprehensive Income....       ---          ---        ---         ---         ---          ---
  Issuance of Common Stock......       ---          ---        ---         ---   3,000,000      600,000
  Conversion of Series B Preferred
    Stock to Common Stock.......       ---          ---   (660,839)   (660,839)  1,189,510      237,902
  Preferred Stock Dividends.....       ---          ---        ---         ---         ---          ---
  Director Stock Grant..........       ---          ---        ---         ---       5,130        1,026
  Exercise of Stock Warrants....       ---          ---        ---         ---     252,000       50,400
  Exercise of Stock Options.....       ---          ---        ---         ---       7,500        1,500
                                   -------    ---------   --------    --------  ----------    ---------
Balance at September 30, 2001...   791,968 $    791,968        --- $       ---  17,773,060 $  3,554,612
                                   =======    =========   ========    ========  ==========    =========
Balance at December 31, 2001....   791,968      791,968        ---         ---  17,896,356    3,579,271
  Net Income....................       ---          ---        ---         ---         ---          ---
  Other Comprehensive Income(Loss);
    Net of Tax
  Net Derivative Gain(Loss).....       ---          ---        ---         ---         ---          ---
  Reclassification Adjustment...       ---          ---        ---         ---         ---          ---
  Total Comprehensive Income....       ---          ---        ---         ---         ---          ---
  Preferred Stock Dividends.....       ---          ---        ---         ---         ---          ---
  Director Stock Grant..........       ---          ---        ---         ---       7,302        1,460
  Exercise of Stock Options.....       ---          ---        ---         ---      10,667        2,133
                                   -------    ---------   --------    --------  ----------    ---------
Balance at September 30, 2002...   791,968 $    791,968        --- $       ---  17,914,325 $  3,582,864
                                   =======    =========   ========    ========  ==========    =========

                                                                    Accumulated
                                    Additional                         Other             Total
                                     Paid-In      Accumulated      Comprehensive      Stockholders'
                                     Capital        Deficit            Income            Equity
                                     -------        -------       --------------         ------
Balance at December 31, 2000....  $ 39,348,013  $   (10,859,388) $          ---    $ 32,605,216
  Net Income....................           ---        4,290,707             ---       4,290,707
  Other Comprehensive Income (Loss);
     Net of Tax
  Cumulative Effect of Accounting
     Change.......................         ---              ---      (2,535,469)     (2,535,469)
  Net Derivative Gain...........           ---              ---       2,041,626       2,041,626
  Reclassification Adjustment...           ---              ---         820,597         820,597
                                                                                      ---------
  Total Comprehensive Income....           ---              ---             ---       4,617,461
  Issuance of Common Stock......    12,469,170              ---             ---      13,069,170
  Conversion of Series B Preferred
     Stock to Common Stock......       317,937              ---             ---        (105,000)
  Preferred Stock Dividends.....           ---         (471,532)            ---        (471,532)
  Director Stock Grant..........        28,974              ---             ---          30,000
  Exercise of Stock Warrants....       129,833              ---             ---         180,233
  Exercise of Stock Options.....        10,063              ---             ---          11,563
                                     ---------     ------------     -----------      ----------
Balance at September 30, 2001...  $ 52,303,990    $  (7,040,213)        326,754    $ 49,937,111
                                     ==========    ============     ===========      ==========
Balance at December 31, 2001....    52,279,331       (8,738,473)          8,450      47,920,547
  Net Income....................           ---           79,415             ---          79,415
  Other Comprehensive Income(Loss);
      Net of Tax................
  Net Derivative Gain(Loss).....           ---              ---        (474,204)       (474,204)
  Reclassification Adjustment...           ---              ---         (51,977)        (51,977)
                                                                                      ----------
  Total Comprehensive Income....           ---              ---             ---        (446,766)
  Preferred Stock Dividends.....           ---         (481,387)            ---        (481,387)
  Director Stock Grant..........        28,540              ---             ---          30,000
  Exercise of Stock Options.....        25,867              ---             ---          28,000
                                     ---------     ------------     -----------      ----------
Balance at September 30, 2002...  $ 52,333,738    $  (9,140,445)       (517,731)   $ 47,050,394
                                    ==========    =============     ===========      ==========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001
                                   (Unaudited)


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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001.

     The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE B - Sale of Oil and Gas Properties to Related Party
--------------------------------------------------------
     On March 12, 2002, the Company, in an effort to monetize a portion of the value created in its Burrwood and West Delta fields and enhance its liquidity position, completed the sale of a thirty percent (30%) working interest in the existing production and shallow rights, and a fifteen percent (15%) working interest in the deep rights below 10,600 feet, in its Burrwood and West Delta 83 fields for $12 million to Malloy Energy Company, LLC led by Patrick E. Malloy, III and participated in by Sheldon Appel and Joe Austin, all members of the Company's Board of Directors. The Company received net proceeds from the sale of approximately $11.8 million after purchase price adjustments. The sale price was determined by discounting the present value of the acquired interest in the fields' proved, probable and possible reserves using prevailing oil and gas prices. The Company has retained a sixty-five percent (65%) working interest in the existing production and shallow rights, and a thirty-two and one-half percent (32.5%) working interest in the deep rights after the close of the transaction. In conjunction with the sale, Malloy Energy Company, LLC, provided a $7.7 million line of credit. The $7.7 million line of credit, which will reduce to $5.0 million on January 1, 2003, is subordinate to the Company's senior facility and can be used for acquisitions, drilling, development, and general corporate purposes until December 31, 2004. Malloy Energy Company, LLC, retains the option, during the two-year period, to convert the amount outstanding under the credit line, and/or provide cash on any unused credit up to a maximum of $7.7 million in the first year, reduced to $5.0 million after

December 31, 2002, into working interests in any acquisition(s) the Company may make in Louisiana prior to January 1, 2005. The conversion of the credit line will be on a pro-rata basis with the Company and may not exceed a maximum of $7.7 million reduced to $5.0 million after December 31, 2002, or thirty percent (30%) of any potential acquisition(s).

     The Company recorded a gain of approximately $2.4 million in the first quarter as a result of the sale. The Company used the proceeds to reduce outstanding debt under its credit facility by approximately $12 million.

     In addition, the Company sold other non-core oil and gas properties in the nine months ended September 30, 2002 for $978,000 and recorded a gain of approximately $447,000.

NOTE C - Net Income (Loss) Per Share
------------------------------------
     Net income (loss) was used as the numerator in computing basic and diluted income per common share for the three and nine months ended September 30, 2002 and 2001. The following table reconciles the weighted-average shares outstanding used for these computations.

                                  Three months                Nine months
                               ended September 30,       ended September 30,
                               -------------------       -------------------
                               2002            2001        2002         2001
                               ----            ----        ----         ----

Basic Method...............  17,914,325    17,763,136   17,840,491   17,167,718
Dilutive Stock Warrants....         ---     2,728,026          ---    2,760,321
Dilutive Stock Options.....         ---       119,643          ---      171,354
                           ------------  ------------  -----------  -----------
Diluted Method.............  17,914,325    20,610,805   17,840,491   20,099,393
                             ==========  ============ -===========  ===========

     The computation of earnings per share in the consolidated Statement of Income for the three and nine months ended September 30, 2001 and September 30, 2002, respectively, did not consider convertible preferred stock convertible into 330,013 shares of common stock because the effects of the securities would have been antidilutive. The computation of loss per share in the consolidated Statements of Income for the three and nine months ended September 30, 2002, did not consider stock warrants convertible into 2,055,649 and 2,210,775 shares of common stock respectively, and stock options convertible into 71,662 and 63,424 shares of common stock respectively, because the effects of these convertible securities would have been antidilutive.

NOTE D - Credit Facility
------------------------
     On November 9, 2001, the Company established a new credit facility with BNP Paribas Bank, with an initial borrowing base of $25,000,000. The current borrowing base, taking into effect the sale of a 30% interest in the Burrwood and West Delta 83 fields, is $21,000,000 and will remain effective until the next borrowing base redetermination initially scheduled to take place on or before September 30, 2002. Due to recent drilling activities, BNP Paribas Bank agreed to extend the borrowing base redetermination date and is currently reviewing the borrowing base and will inform the Company of the new borrowing base when they complete their review. Interest on the credit facility will accrue at a rate calculated at the option of the Company as either the BNP Paribas Bank base rate plus 0.00% to 0.50%, or LIBOR plus 1.50% - 2.50% depending on borrowing base utilization. Interest on LIBOR-Rate borrowings is due and payable on the last day of its respective Interest Period. Interest on each Base-Rate borrowing is due and payable on the last day of each quarter. The credit facility will mature on November 8, 2004. The credit facility requires that the Company pay a quarterly commitment fee equal to 0.375% per annum based on the Company's borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels. Substantially all the Company's assets are pledged to secure the credit facility. At September 30, 2002, the Company had approximately $4,000,000 available under its borrowing base.

NOTE E - New Accounting Pronouncements
--------------------------------------
     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" ("SFAS No. 141") immediately upon release and
(SFAS) No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002. SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142, and that intangible assets other than goodwill be amortized over their useful lives. The Company does not have any identified intangible assets nor any goodwill as of December 31, 2001 or September 30, 2002. The adoption of SFAS No. 141 and SFAS No. 142 had no significant impact on the Company's financial statements.

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

     In addition, Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") has been issued. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement is effective on January 1, 2003. The Company is currently assessing the impact that this statement will have on its financial statements.

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

NOTE F - Commitments and Contingencies
--------------------------------------
     The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company has estimated that the remaining cost of long-term clean-up of the site will be approximately $4.5 million with the Company's percentage of responsibility to be approximately 3.05%. As of September 30, 2002, the Company has paid approximately $321,000 in costs related to this matter and has $122,500 accrued for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                       -----------------------------------

             Nine months ended September 30, 2002 versus nine months
                            ended September 30, 2001

     Total revenues for the nine months ended September 30, 2002 amounted to $13,266,000 and were $10,918,000 lower than the $24,184,000 for the nine months ended September 30, 2001 due primarily to the sale of thirty percent (30%) of Burrwood/West Delta 83 field on March 12, 2002 and lower oil and gas prices. Oil and gas sales were $13,118,000 for the first nine months of 2002 compared to $24,029,000 for the first nine months of 2001, or $10,911,000 lower. Oil and gas revenues were also reduced during the period due to a majority of the Company's oil and gas production being shut in temporarily as a result of Hurricane
Isidore. Oil and gas sales decreased by $266,000 in the nine months ended September 30, 2002 compared to a reduction of $1,256,000 in the prior period as a result of settlement of the Company's outstanding futures contracts.

     The following table reflects the production volumes and pricing information for the periods presented.

                            Nine months                        Nine months
                      ended September 30, 2002         ended September 30, 2001
                   Production       Average Price     Production   Average Price
                   ----------       -------------     ----------   -------------

Gas (Mcf).........   1,812,619   $        2.88        2,785,221    $        4.55
Oil (Bbls)........     346,808           22.75          436,088            26.07


     Lease operating expense was $5,805,000 for the nine months ended September 30, 2002, versus $4,733,000 for the nine months ended September 30, 2001, or $1,072,000 higher due primarily to significantly increased costs associated with salt water disposal in the Burrwood and West Delta 83 fields, higher well insurance costs and transition costs associated with the Company assuming operations of its oil and gas properties from a contract operator on June 1, 2002, partially offset by the sale of a thirty percent (30%) working interest in the Burrwood and West Delta fields on March 12, 2002. Work was completed at the end of the second quarter to alleviate higher costs associated with compression and salt-water disposal. Production taxes amounted to $1,156,000 for the nine months ended September 30, 2002 compared to $1,457,000 or $301,000 lower due primarily to lower oil and gas sales in the current period. Depletion, depreciation and amortization was $4,052,000 for the nine months ended September 30, 2002, versus $5,039,000 for the nine months ended September 30, 2001, or $987,000 lower due primarily to lower production volumes in the first nine months of 2002 versus 2001.

     Exploration expense for the nine months ended September 30, 2002 was $1,046,000 versus $3,254,000 for the same period of 2001 or $2,208,000 lower due primarily to dry hole and seismic costs of $0, and $120,000, respectively, in the current period versus $1,567,000 and $532,000 for the same period in 2001.

     Interest expense was $750,000 in the nine months ended September 30, 2002 compared to $919,000 in the nine months ended September 30, 2001, or $169,000 lower due to higher average debt outstanding and a higher effective interest rate for the nine months ended September 30, 2001.

     General and administrative expenses amounted to $3,177,000 in the nine months ended September 30, 2002 versus $2,253,000 in the nine months ended September 30, 2001 or $924,000 higher due primarily to additional salaries as a result of taking over operations from the Company's contract operator and legal costs of approximately $757,000 attributable to pending litigation against the operator and joint owner of the Company's Lafitte field.

            Three months ended September 30, 2002 versus three months
                            ended September 30, 2001

     Total revenues for the three months ended September 30, 2002 amounted to $4,258,000 and were $3,490,000 lower than the $7,748,000 for the three months ended September 30, 2001 due primarily to the sale of 30% of Burrwood/West Delta 83 field on March 12, 2002 and lower oil and gas sales. Oil and gas sales were $4,240,000 for the quarter ended September 30, 2002 compared to $7,678,000 for the quarter ended September 30, 2001 or $3,438,000 lower due primarily to the March 12, 2002 sale and also lower oil prices, partially offset by higher gas prices. Oil and gas sales were also negatively impacted during the 2002 period by Hurricane Isidore as a majority of the Company's wells were shut in for approximately nine days. Oil and gas sales decreased by $80,000 in the three months ended September 30, 2002 compared to an increase of $198,000 in the same period in 2001 as a result of settlement of the Company's outstanding futures contracts.

     The following table reflects the production volumes and pricing information for the periods presented.

                              Three months                  Three months
                        ended September 30, 2002      ended September 30, 2001
                     Production     Average Price   Production     Average Price

Gas (Mcf)............   561,258            3.32     1,088,781     $       3.17
Oil (Bbls)...........   101,951           23.29       166,087            25.44

     Lease operating expense was $1,780,000 for the three months ended September 30, 2002, versus $1,656,000 for the three months ended September 30, 2001, or $124,000 higher due primarily to higher well insurance costs and continuing transition costs associated with the Company assuming operations of its oil and gas properties from a contract operator on June 1, 2002, partially offset by the sale of a thirty percent (30%) working interest in the Burrwood and West Delta Fields on March 12, 2002. Production taxes were $355,000 for the three months ended September 30, 2002 compared to $442,000 for the three months ended September 30, 2001 or $87,000 lower due primarily to lower oil and gas sales in the current period. Depletion, depreciation and amortization was $1,201,000 for the three months ended September 30, 2002, versus $1,881,000 for the three months ended September 30, 2001, or $680,000 lower due primarily to lower production volumes in the third quarter 2002 versus 2001.

     The Company incurred $286,000 of exploration expense in the third quarter of 2002, compared to $537,000 in the third quarter of 2001, or $251,000 lower primarily due to seismic costs of $6,000, prospect depletion of $126,000 and dry hole costs of $0 in the third quarter of 2002 versus $66,000, $274,000 and $24,000 respectively in 2001.

     Interest expense was $218,000 in the three months ended September 30, 2002 compared to $322,000 in the third quarter of 2001, or $104,000 lower due to higher average debt outstanding and a higher effective interest rate in the 2001 period.

     General and administrative expense amounted to $957,000 in the three months ended September 30, 2002 versus $812,000 in the third quarter of 2001 or $145,000 higher due primarily to additional salaries as a result of taking over operations from the Company's contract operator and legal costs of approximately $94,000 attributable to pending litigation against the operator and joint owner of the Company's Lafitte field.

Liquidity and Capital Resources
-------------------------------
     Net cash provided by operating activities was $699,000 in the nine months ended September 30, 2002 compared to net cash provided by operating activities of $14,862,000 in the nine months ended September 30, 2001. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of the periods presented.

     Net cash provided by investing activities totaled $7,589,000 for the nine months ended September 30, 2002 compared to net cash used in investing activities of $25,703,000 in 2001. The nine months ended September 30, 2002 reflects capital expenditures totaling $5,234,000 and proceeds from the sale of oil and gas properties of $12,823,000. The nine months ended September 30, 2001 consists of capital expenditures totaling $26,155,000 and proceeds from the sale of oil and gas properties of $452,000.

     Net cash used in financing activities was $8,232,000 for the nine months ended September 30, 2002 as compared to net cash provided by financing activities of $7,437,000 in the prior year period. The 2002 amount includes pay downs by the Company under its line of credit of $13,000,000. The 2002 amount also includes proceeds from bank borrowings of $5,500,000 and production payments of $279,000 as well as preferred stock dividends of $481,000 and exercise of stock options of $28,000. The 2001 amounts consist of proceeds from the issuance of common stock of $15,000,000 and pay downs by the Company under its line of credit of $13,690,000. The 2001 amount also includes proceeds from bank borrowings of $9,725,000, the payment of debt financing and public offering costs of $1,695,000, changes in restricted cash of $1,255,000, and production payments of $398,000. In addition, the 2001 amount includes preferred stock dividends of $472,000 and proceeds from the exercise of stock warrants and employee stock options of $210,000 and $12,000, respectively.

Sale of Oil and Gas Properties to Related Party
-----------------------------------------------
     On March 12, 2002, the Company, in an effort to monetize a portion of the value created in its Burrwood and West Delta fields and enhance its liquidity position, completed the sale of a thirty percent (30%) working interest in the existing production and shallow rights, and a fifteen percent (15%) working interest in the deep rights below 10,600 feet, in its Burrwood and West Delta 83 fields for $12 million to Malloy Energy Company, LLC led by Patrick E. Malloy, III and participated in by Sheldon Appel and Joe Austin, all members of the Company's Board of Directors. The Company received net proceeds from the sale of approximately $11.8 million after purchase price adjustments. The sale price was determined by discounting the present value of the acquired interest in the fields' proved, probable and possible reserves using prevailing oil and gas prices. The Company has retained a sixty-five percent (65%) working interest in the existing production and shallow rights, and a thirty-two and one-half percent (32.5%)working interest in the deep rights after the close of the transaction. In conjunction with the sale, Malloy Energy Company, LLC, provided a $7.7 million line of credit. The $7.7 million line of credit, which will reduce to $5.0 million on January 1, 2003, is subordinate to the Company's senior facility and can be used for acquisitions, drilling, development, and general corporate purposes until December 31, 2004. Malloy Energy Company, LLC, retains the option, during the two-year period, to convert the amount outstanding under the credit line, and/or provide cash on any unused credit up to a maximum of $7.7 million in the first year, reduced to $5.0 million after December 31, 2002, into working interests in any acquisition(s) the Company may make in Louisiana prior to January 1, 2005. The conversion of the credit line will be on a pro-rata basis with the Company and may not exceed a maximum of $7.7 million reduced to $5.0 million after December 31, 2002, or thirty percent (30%) of any potential acquisition(s).

     The Company recorded a gain of approximately  $2.4  million  in  the  first
quarter as a result of the sale.   The Company   used  the   proceeds to  reduce
outstanding debt under its credit facility to $12.5 million.

      In addition, the Company sold other non-core oil and gas properties in the nine months ended 2002 for $978,000 and recorded a gain of approximately $447,000.

Credit Facility
---------------

     On November 9, 2001, the Company established a new credit facility with BNP Paribas Bank, with an initial borrowing base of $25,000,000. The current borrowing base, taking into effect the sale of a 30% interest in the Burrwood and West Delta 83 fields, is $21,000,000 and will remain effective until the next borrowing base redetermination initially scheduled to take place on or before September 30, 2002. Due to recent drilling activities, BNP Paribas Bank agreed to extend the borrowing base redetermination date and is currently reviewing the borrowing base and will inform the Company of the new borrowing base when they complete their review. Interest on the credit facility will accrue at a rate calculated at the option of the Company as either the BNP Paribas Bank base rate plus 0.00% to 0.50%, or LIBOR plus 1.50% - 2.50% depending on borrowing base utilization. Interest on LIBOR-Rate borrowings is due and payable on the last day of its respective Interest Period. Interest on each Base-Rate borrowing is due and payable on the last day of each quarter. The credit facility will mature on November 8, 2004. The credit facility requires that the Company pay a quarterly commitment fee equal to 0.375% per annum commitment fee each quarter based on the Company's borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels. Substantially all the Company's assets are pledged to secure the credit facility. At September 30, 2002, the Company had approximately $4,000,000 available under its line of credit.

Capital Expenditures
--------------------
     The Company had $5,200,000 in capital expenditures in the nine months ended September 30, 2002. The Company's budget for 2002 capital expenditures was set at the beginning of the year at $15,000,000. The budget is under constant review during the year and could change due to actual and estimated cash flow, commodity prices, business opportunities, and other factors. The Company expects to fund capital expenditures for the remainder of 2002 from operating cash flow, cash, bank borrowings and borrowings under its line of credit with Malloy Energy Company, LLC, if necessary.


                               Accounting Matters
                               ------------------

New Accounting Pronouncements
-----------------------------

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" ("SFAS No. 141") immediately upon release and
(SFAS) No.  142,  "Goodwill  and  Other  Intangible  Assets" ("SFAS No. 142") on
January 1, 2002. SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company does not have any identified intangible assets nor any goodwill as of December 31, 2001 or September 30, 2002. The adoption of SFAS No. 141 and 142 had no significant impact on the Company's financial statements.

     In  addition,   Statement  of  Financial  Accounting  Standard  No.  143,
"Accounting for Asset Retirement Obligations" ("SFAS No. 143") has been issued. SFAS No.143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement is effective on January 1, 2003. The Company has not yet determined what, if any, impact the adoption of this statement may have on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no significant impact on the Company's financial statements.

     In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The various provisions of this pronouncement have different effective dates. The Company does not expect the adoption of SFAS No. 145 to have any significant impact on the Company's financial statements.

     On July 30, 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146") was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined what, if any, impact the adoption of this statement may have on its financial statements.


           Quantitative and Qualitative Disclosures About Market Risk

Debt and debt-related derivatives
---------------------------------
     The Company is exposed to interest rate risk on its long-term debt with variable interest rates. Based on the overall interest rate exposure on variable rate debt at September 30, 2002, a hypothetical 2% change in the interest rates of 200 Basis points would increase interest expense by approximately $278,000 for the nine months ended September 30, 2002.

Hedging Activity
----------------
     The Company enters into futures derivative contracts with certain of its production. The derivatives are indexed to NYMEX Henry Hub for natural gas, and NYMEX at Cusing for oil. The Company enters into hedging activities in order to secure an acceptable future price relating to a portion of future production.

The primary objective of the hedging activities is to protect against decreases in price during the term of the hedge.

     At September 30, 2002, the Company's open forward position on its outstanding crude oil hedging contracts was as follows:

(a) 300 barrels of oil per day "swap" at $26.42 for October through November 2002;
(b) 300 barrels of oil per day "swap" at $26.39 for October through November 2002;
(c) 300 barrels of oil per day "swap" at $28.75 for October 2002;
(d) 200 barrels of oil per day "swap" at $30.85 for November 2002;
(e) 300 barrels of oil per day "swap" at $28.80 for December 2002 through February 2003;
(f) 200 barrels of oil per day "swap" at $29.07 for December 2002 through February 2003;
(g) 100 barrels of oil per day "swap" at $28.95 for December 2002 through February 2003;
(h) 300 barrels of oil per day "swap" at $27.45 for March 2003 through May 2003;

     The fair value of the crude oil hedging contracts in place at September 30, 2002 resulted in a liability of $186,000. A 10% increase in the average NYMEX price of crude oil would have increased this liability by $368,000 while a 10% decrease would have reduced the liability by $367,000 and created an asset of $181,000.

     As of September 30, 2002, the Company's open forward positions on its outstanding natural gas hedging contracts were as follows:

(a) 2000 MMBtu per day with a no cost collar of $2.50 to $3.18 per Mmbtu through December 31, 2002;
(b) 1333 MMBtu per day with a no cost collar of $2.75 to $3.09 per Mmbtu through December 31, 2002;
(c) 1,200 MMBtu per day "swap" at $2.87 for October through November 2002;
(d) 1,500 MMBtu per day "swap" at $2.89 for October through November 2002;
(e) 3,000 MMBtu per day "swap" at $3.50 for December 2002 through February 2003; and
(f) 3,000 MMBtu per day with a no cost collar of $3.50 to $5.19 per Mmbtu for January 2003 through December 2003.

     The fair value of the natural gas hedging contracts in place at September 30, 2002 resulted in a liability of $610,000. A 10% increase in the average NYMEX price of natural gas would have increased this liability by $297,000 while a 10% decrease would have reduced the liability by $294,000.

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

                             Controls and Procedures
                             -----------------------
      Company management, including the Principal Executive Officer and the acting Principal Financial Officer, have evaluated the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, these officers have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the evaluation was completed.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 8, 2000, the Company commenced a suit against the operator and joint owner of the Lafitte Field, alleging certain items of misconduct and violations of the letter agreement associated with the joint acquisition. The suit is ongoing and as the Company is the plaintiff in this action, this action is not expected to have a significantly adverse impact on the operations or financial position of the Company.

On November 1, 2002, the 125th District Court of Harris County, Texas, set a date in December 2002 for the jury trial on damages, and ruled as follows:

1. The Sale and Assignment between Goodrich Petroleum Company ("Goodrich") and the operator of the Lafitte field dated September 23, 1999 assigned to Goodrich the same rights to the 3-D seismic data that the operator had pursuant to the operator's data use license from Texaco Exploration and Production. (TEPI").
2. Also pursuant to the terms of that Sale and Assignment, Goodrich is required to post 49% of the bond liability to TEPI at such time that TEPI requests it. The Court has not determined whether TEPI has already issued the type of request that would require Goodrich to post the 49% of the bond liability to TEPI.

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






                                     GOODRICH PETROLEUM CORPORATION
                                                          (registrant)



      November 14, 2002              /s/  Walter G. Goodrich
-------------------------------      -------------------------------------------
                Date                 Walter G. Goodrich, President and
                                          Chief Executive Officer


      November 14, 2002              /s/  Robert C. Turnham
-------------------------------      -------------------------------------------
               Date                  Robert C. Turnham, Executive Vice-
                                           President and Chief Operating Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert C. Turnham, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Goodrich Petroleum Corporation;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a)designed such  disclosure  controls  and  procedures  to ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
        a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Robert C. Turnham
---------------------
Robert C. Turnham
Acting Principal Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Walter G. Goodrich, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Goodrich Petroleum Corporation;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
        d)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        e)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Walter G. Goodrich
----------------------
Walter G. Goodrich
Principal Executive Officer