Form 10-Q
period 2003-03-31
GOODRICH PETROLEUM CORP
filed 2003-05-08
CIK 943861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT 1934

For the quarterly period ended              March 31, 2003
                               ------------------------------------------------
                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934

For the transition period from                         to
                               ------------------------  -----------------------

Commission File Number:                          1-7940
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X ] No

     At May 8, 2003 there were 18,039,482 shares of Goodrich Petroleum Corporation common stock outstanding.

                         GOODRICH PETROLEUM CORPORATION
                               INDEX TO FORM 10-Q
                                 March 31, 2003

                                                                        Page No.
                                                                        --------
                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
   March 31, 2003 (Unaudited) and December 31, 2002..............     3-4

Consolidated Statements of Operations (Unaudited)
   Three Months Ended March 31, 2003 and 2002....................       5

Consolidated Statements of Cash Flows (Unaudited)
   Three Months Ended March 31, 2003 and 2002....................       6

Consolidated Statements of Stockholders' Equity
   and Comprehensive Income (Unaudited)
   Three Months Ended March 31, 2003 and 2002....................       7

Notes to Consolidated Financial Statements.......................    8-14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                       15-18

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                   19

Item 4.  Controls and Procedures                                       21

                               PART II - OTHER INFORMATION             22

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets




                                                        March 31,   December 31,
                                                          2003          2002
                                                        --------      --------
                                                      (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents...........................$ 1,270,119     3,351,380
  Accounts receivable
   Trade and other, net of allowance..................  2,339,275     3,111,240
   Accrued oil and gas revenue........................  3,444,716     3,141,968
   Prepaid insurance and other.........................   610,876       884,318
                                                       -----------  ------------
     Total current assets.............................  7,664,986    10,488,906
                                                       -----------  ------------

PROPERTY AND EQUIPMENT
  Oil and gas properties (successful efforts method).. 110,066,646  105,971,168
  Furniture, fixtures and equipment...................     618,693      567,908
                                                       -----------  ------------
                                                       110,685,339  106,539,076

    Less accumulated depletion, depreciation
        and amortization.............................. (39,744,334) (38,978,816)
                                                       -----------  -----------
      Net property and equipment......................  70,941,005   67,560,260
                                                       -----------  -----------


     OTHER ASSETS
        Restricted cash...............................   2,039,000    2,039,000
        Deferred taxes................................     151,917      450,238
        Other.........................................     143,998      227,570
                                                       -----------  -----------
             Total other assets.......................   2,334,915    2,716,808
                                                       -----------  -----------

                  TOTAL ASSETS........................$ 80,940,906   80,765,974
                                                       ===========  ===========
                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                                                         March 31,  December 31,
                                                           2003        2002
                                                         --------    --------
                                                       (Unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable.......................................$ 3,648,873   6,927,158
 Accrued liabilities....................................  1,602,136   1,564,583
 Fair value of oil and gas derivatives..................    560,774   1,108,428
   Fair value of interest rate derivatives..............    168,038         ---
 Current portion other non-current liabilities..........    125,000     125,000
                                                          ---------- -----------
      Total current liabilities.........................  6,104,821   9,725,169
                                                          ---------- -----------

LONG TERM DEBT.......................................... 20,000,000  18,500,000

OTHER NON-CURRENT LIABILITIES
 Production payment payable.............................    897,953     978,321
 Accrued abandonment costs..............................  6,257,065   4,756,368
                                                        -----------  ----------
      Total liabilities................................. 33,259,839  33,959,858
                                                        -----------  ----------

STOCKHOLDERS' EQUITY
 Preferred stock; authorized 10,000,000 shares:
  Series A convertible preferred stock, par value
   $1.00 per share; issued and outstanding 791,968
   and 791,968 shares (liquidating preference $10
   per share, aggregating to $7,919,680)................    791,968     791,968
 Common stock, par value $0.20 per share; authorized
  50,000,000 shares; issued and outstanding 18,039,482
  and 17,914,325 shares.................................  3,607,896   3,582,864
 Additional paid-in capital............................. 53,194,712  52,333,738
 Unamortized restricted stock awards....................   (456,166)        ---
 Accumulated deficit.................................... (9,024,988) (9,223,359)
 Accumulated other comprehensive income.................   (432,355)   (679,095)
                                                        -----------  ----------
      Total stockholders' equity........................ 47,681,067  46,806,116
                                                        -----------  ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........$80,940,906  80,765,974
                                                        ===========  ==========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           2003         2002
                                                         --------     --------
REVENUES
   Oil and gas sales.................................. $ 6,747,283    4,692,818
   Other  ............................................     331,197        6,864
                                                        ----------  -----------
        Total revenues................................   7,078,480    4,699,682
                                                        ----------  -----------
EXPENSES
   Lease operating expense............................   1,757,185    1,987,048
   Production taxes...................................     530,904      399,589
   Depletion, depreciation and amortization...........   1,577,239    1,603,301
   Exploration........................................     553,472      445,758
   General and administrative.........................   1,538,444      842,743
   Interest expense...................................     235,497      316,417
                                                        ----------  -----------
        Total costs and expenses......................   6,192,741    5,594,856
                                                        ----------  -----------
GAIN (LOSS) ON SALE OF ASSETS.........................    (21,082)    2,836,501
                                                        ----------  -----------
INCOME BEFORE INCOME TAXES............................     864,657    1,941,327
   Income taxes.......................................     302,627      679,464
                                                        ----------  -----------
   INCOME BEFORE CUMULATIVE EFFECT....................     562,030    1,261,863
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
        PRINCIPLE NET OF TAX..........................   (205,293)          ---
                                                         ---------  -----------
 NET INCOME...........................................     356,737    1,261,863
   Preferred stock dividends..........................     158,366      154,798
                                                        ----------  -----------
NET INCOME APPLICABLE TO COMMON STOCK................. $   198,371    1,107,065
                                                        ==========  ===========
INCOME PER COMMON SHARE - BASIC
     INCOME BEFORE CUMULATIVE EFFECT.................. $       .03          .07
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
          PRINCIPLE...................................       (.01)          ---
                                                       -----------  -----------
     NET INCOME....................................... $       .02          .07
                                                        ==========  ===========
     NET INCOME APPLICABLE TO COMMON STOCK............ $       .01          .06
                                                        ==========  ===========
INCOME PER COMMON SHARE - DILUTED
     INCOME BEFORE CUMULATIVE EFFECT.................. $       .03          .06
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
          PRINCIPLE...................................       (.01)          ---
                                                       -----------  -----------
     NET INCOME....................................... $       .02          .06
                                                        ==========  ===========
     NET INCOME APPLICABLE TO COMMON STOCK............ $       .01          .05
                                                        ==========  ===========
AVERAGE COMMON SHARES OUTSTANDING (BASIC).............  17,971,341   17,896,356
AVERAGE COMMON SHARES OUTSTANDING (DILUTED)...........  20,112,090   20,282,305

            See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           2003         2002
                                                         --------     --------
OPERATING ACTIVITIES
 Net income...........................................$   356,737    1,261,863
 Adjustments to reconcile net income to cash
   provided by operating activities:
    Depletion, depreciation and amortization..........  1,577,239    1,603,301
    Deferred income taxes.............................    192,085      679,464
    Amortization of leasehold costs...................    178,210      128,693
    Non-cash charge for stock issued for
        cancelled options.............................    403,006          ---
    Cumulative effect of change in accounting
        principle.....................................    315,835          ---
    Amortization of production payment discount.......     19,013       24,839
    Amortization of deferred debt financing...........     36,045       36,045
    (Gain) loss on sale of assets.....................     21,082   (2,836,501)

 Net change in:
    Accounts receivable...............................    469,217    1,530,714
    Prepaid insurance and other.......................    300,269      (30,961)
    Accounts payable.................................. (3,278,285)    (369,292)
    Accrued liabilities...............................     37,553     (458,642)
                                                       ----------   ----------
     Net cash provided by operating activities........    628,006    1,569,523
                                                       ----------   ----------
INVESTING ACTIVITIES
 Proceeds from sale of assets.........................    266,996   12,815,285
 Capital expenditures................................. (4,218,516)  (1,747,830)
                                                       -----------  -----------
     Net cash provided by (used in) investing
        activities.................................... (3,951,520)  11,067,455
                                                       -----------  ------------
FINANCING ACTIVITIES
 Principal payments of bank borrowings................        ---  (13,000,000)
 Proceeds from bank borrowings........................  1,500,000    1,000,000
 Production payments..................................    (99,381)     (88,046)
 Preferred stock dividends............................   (158,366)    (154,798)
                                                       -----------  ------------
     Net cash provided by (used in) financing
        activities....................................  1,242,253  (12,242,844)
                                                       -----------  ------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS.............................. (2,081,261)     394,134

CASH AND CASH EQUIVALENTS AT BEGINNING
        OF PERIOD.....................................  3,351,380      248,701
                                                       -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............$ 1,270,119      642,835
                                                       ==========   ============

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                  Nine Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                       Additional
                                        Series A                                        Paid-In
                                     Preferred Stock           Common Stock             Capital
                                     ---------------           ------------           -----------
Balance at December 31, 2001....   791,968 $    791,968   17,896,356 $  3,579,271     $ 52,279,331
  Net Income....................       ---          ---          ---          ---              ---
  Other Comprehensive Income(Loss);
    Net of Tax
   Net Derivative Loss..........       ---          ---          ---          ---              ---
   Reclassification Adjustment..       ---          ---          ---          ---              ---
  Total Comprehensive Income....       ---          ---          ---          ---              ---
  Preferred Stock Dividends.....       ---          ---          ---          ---              ---
                                   -------    ---------   ----------    ---------      -----------
Balance at March 31, 2002.......   791,968 $    791,968   17,896,356 $  3,579,271     $ 52,279,331
                                   =======    =========   ==========    =========      ===========
Balance at December 31, 2002....   791,968      791,968   17,914,325    3,582,864     $ 52,333,738
  Net Income....................       ---          ---          ---          ---              ---
  Other Comprehensive Income(Loss);
    Net of Tax
   Net Derivative Loss..........       ---          ---          ---          ---              ---
   Reclassification Adjustment..       ---          ---          ---          ---
  Total Comprehensive Income....       ---          ---          ---          ---              ---
  Issuance of Restricted Stock and
        Amortization...........       ---          ---          ---          ---          483,000
  Issuance of Common Stock.....       ---          ---      125,157       25,032          377,974
  Preferred Stock Dividends.....       ---          ---          ---          ---              ---
                                   -------    ---------   ----------    ---------      -----------
Balance at March 31, 2003 ......   791,968 $    791,968   18,039,482 $  3,607,896     $ 53,194,712
                                   =======    =========   ==========    =========      ===========

                                                                      Accumulated
                                                    Unamortized         Other           Total
                                   Accumulated       Restricted      Comprehensive    Stockholders'
                                     Deficit        Stock Awards         Income          Equity
                                     -------        ------------    --------------       ------

Balance at December 31, 2001....    $(8,738,473)           ---    $      8,450     $ 47,920,547
  Net Income....................      1,261,863            ---             ---        1,261,863
  Other Comprehensive Income(Loss);
    Net of Tax
   Net Derivative Loss..........          ---              ---        (475,626)        (475,626)
   Reclassification Adjustment..          ---              ---          (3,975)          (3,975)
                                                                                     ----------
  Total Comprehensive Income....          ---              ---             ---          782,262
  Preferred Stock Dividends.....     (154,798)             ---             ---         (154,798)
                                    ---------       ----------       ---------      -----------
Balance at March 31, 2002.......  $(7,631,408)             ---    $   (471,151)    $ 48,548,011
                                    =========       ==========       =========      ===========
Balance at December 31, 2002....  $(9,223,359)             ---        (679,095)    $ 46,806,116
  Net Income....................      356,737              ---             ---          356,737
  Other Comprehensive Income(Loss);
    Net of Tax
   Net Derivative Loss..........          ---              ---        (831,275)        (831,275)
   Reclassification Adjustment..          ---              ---       1,078,015        1,078,015
                                                                                     ----------
  Total Comprehensive Income....          ---              ---             ---          603,477
  Issuance of Restricted Stock and
        Amortization...........          ---              ---             ---           26,834
  Issuance of Common Stock.....          ---         (456,166)            ---          403,006
  Preferred Stock Dividends.....     (158,366)             ---             ---         (158,366)
                                    ---------       ----------       ---------      -----------
Balance at March 31, 2003 ......  $(9,024,988)        (456,166)   $   (432,355)    $ 47,681,067
                                    =========       ==========       =========      ===========

                 See notes to consolidated financial statements.

                 GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 2003 and 2002
                                   (Unaudited)


NOTE A - Basis of Presentation
------------------------------

The consolidated financial statements of Goodrich Petroleum Corporation ("Goodrich" or "the Company") included in this Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE B - New Accounting Pronouncements
--------------------------------------

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability must be recorded in the periods in which the obligation meets the definition of a liability, which is generally when the asset is placed in service. Prior to the adoption of SFAS No. 143, the Company recorded liabilities for the abandonment of oil and gas properties only in its two largest fields, with such liabilities amounting to $4,881,000 as of December 31, 2002. In accordance with the transition provisions of SFAS No. 143, the Company recorded an adjustment to recognize additional estimated liabilities for the abandonment of oil and gas properties, as of January 1, 2003, in the amount of $1,408,000, and additional oil and gas properties, net of accumulated depletion, depreciation and amortization, in the amount of $1,092,000. To recognize the cumulative effect of this change in accounting principle, the Company recorded a charge to earnings as of January 1, 2003 in the amount of $205,000, reflecting the $316,000 difference between the adjustments to the liability and asset accounts, net of the related income tax effect. In the three months ended March 31, 2003, the Company recorded an additional charge to earnings for the accretion of the abandonment liability in the amount of $93,000. Any subsequent difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company's earnings.

The pro forma accrued abandonment costs as of January 1, 2002 and March 31, 2002 were $5,933,000 and $6,022,000, respectively. Pro forma net income for the period ended March 31, 2002, assuming SFAS No. 143 had been applied retroactively, was as follows:

                                                          2002
                                                          ----
   Net income
                     As reported..................... $ 1,261,863
                     Pro forma.......................   1,168,415

   Net income applicable to common stock
                     As reported..................... $ 1,107,065
                     Pro forma.......................   1,013,617

   Net income per share
                     As reported, basic.............. $     .06
                     Pro forma, basic................       .06
                     As reported, diluted............       .05
                     Pro forma, diluted..............       .05

Effective January 1, 2002, the Company adopted three new accounting pronouncements which had no significant impact on the Company's financial statements: (a) SFAS No. 141, Business Combinations; (b) SFAS No. 142, Goodwill and Other Intangible Assets; and (c) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.


NOTE C - Sale of Oil and Gas Properties to Related Party
--------------------------------------------------------

On March 12, 2002, the Company monetized a portion of the value created in its Burrwood and West Delta fields by selling a thirty percent (30%) working interest in the existing production and shallow rights, and a fifteen percent (15%) working interest in the deep rights below 10,600 feet, in its Burrwood and West Delta fields for $12 million to Malloy Energy Company, LLC led by Patrick
E. Malloy, III and participated in by Sheldon Appel, both members of the Company's Board of Directors, as well as Josiah Austin, who subsequently became a member of the Company's Board of Directors (Mr. Malloy is now Chairman of the Company's Board of Directors). The sale price was determined by discounting the present value of the acquired interest in the fields' proved, probable and possible reserves using prevailing oil and gas prices. The Company retained an approximate sixty-five percent (65%) working interest in the existing production and shallow rights, and a thirty-two and one-half percent (32.5%) working interest in the deep rights after the close of the transaction. In conjunction with the sale, the investor group provided a $7.7 million line of credit. The $7.7 million line of credit, which reduced to $5.0 million on January 1, 2003, is subordinate to the Company's senior credit facility and can be used for acquisitions, drilling, development and general corporate purposes until December 31, 2004. The investor group retains the option to convert the amount outstanding under the credit line, and/or provide cash on any unused credit to a maximum of $5.0 million through December 31, 2004, into working interests in any acquisition(s) the Company may make in Louisiana prior to January 1, 2005. The conversion of the credit facility will be on a pro-rata basis with the Company's interest and may not exceed a maximum of $5.0 million through December 31, 2004, or thirty percent (30%) of any potential acquisition(s).

The Company recorded a non-recurring gain of approximately $2.4 million in the first quarter of 2002 as a result of the sale. The proceeds were used to reduce outstanding debt under its senior credit facility.


NOTE D - Senior Credit Facility
-------------------------------

On November 9, 2001, the Company established a three-year $50,000,000 senior credit facility with BNP Paribas, with an initial borrowing base of $25,000,000, subject to periodic redetermination. As of March 31, 2003, the latest borrowing base determination that had been made by BNP Paribas was completed in November 2002 in the amount of $23,000,000. A subsequent redetermination was scheduled for March 31, 2003, however, that redetermination has not been completed pending evaluation by BNP Paribas of production information on three new oil and gas wells completed by the Company in the first quarter of 2003. As of March 31, 2003, borrowings outstanding under the credit facility were $20,000,000.

Interest on borrowings under the senior credit facility accrue at a rate calculated, at the option of the Company, as either the BNP Paribas base rate plus 0.00% to 0.50%, or LIBOR plus 1.50%--2.50%, depending on borrowing base utilization. Interest on LIBOR-rate borrowings is due and payable on the last day of its respective interest period. Accrued interest on each base-rate borrowing is due and payable on the last day of each quarter. The credit facility requires that the Company pay a 0.375% per annum commitment fee, payable in quarterly installments based on the Company's borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels. The Company is in substantial compliance with all such requirements. Substantially all the Company's assets are pledged to secure the senior credit facility.

As indicated in Note E, the Company entered into three separate interest rate swaps with BNP Paribas in February 2003 covering a three year period, with the first interest rate swap having an effective date of February 26, 2003. As a result of this arrangement, the Company's net interest expense on its borrowings under the senior credit facility, was reduced to 3.46%, in the three months ended March 31, 2003.

NOTE E - Hedging Activities
---------------------------

As of March 31, 2003, the Company's open forward position on its outstanding natural gas and crude oil hedging contracts and its interest rates swap contracts, all of which were with BNP Paribas, were as follows:

                                   Natural Gas
                                   -----------

3000 MMBtu per day with a no cost collar of $3.50 and $5.19 per Mmbtu for
        January through December 2003; and
3000 MMBtu per day "swap" at $4.06 for January 2003 through December 2003.

                                    Crude Oil
                                    ---------

300 barrels of oil per day "swap" at $27.45 for April 2003 through May 2003; and 200 barrels of oil per day "swap" at $29.08 for April 2003 through May 2003; and 300 barrels of oil per day "swap" at $32.58 for April 2003 through May 2003; and 300 barrels of oil per day "swap" at $28.47 for June 2003 through December 2003;
        and
200 barrels of oil per day "swap" at $29.32 for June 2003 through December 2003;
        and
200 barrels of oil per day "swap" at $29.97 for June 2003 through December 2003

The fair value of the natural gas and oil hedging contracts in place at March 31, 2003, resulted in a liability of $560,774. As of March 31, 2003, $323,120
(net of $173,987 in income taxes) of deferred losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next twelve months. In the three months ended March 31, 2003, $831,275 in realized loss (net of $447,610 in income taxes) was reclassified from accumulated other comprehensive income to oil and gas sales as the cash flow of the hedged items was recognized. For the three months ended March 31, 2003, the Company's earnings were not materially affected by cash flow hedging ineffectiveness arising from the oil and gas hedging contracts.

                               Interest Rate Swaps
                               -------------------

The Company has a variable-rate debt obligation that exposes the Company to the effects of changes in interest rates. To partially reduce its exposure to interest rate risk, the Company entered into three separate interest rate swaps with BNP Paribas in February 2003 covering a three year period which are designated as cash flow hedges. The first interest rate swap, which has an effective date of February 26, 2003 and a maturity date of February 26, 2004 is for $18,000,000 with a LIBOR swap rate of 1.53%. The second interest rate swap, which has an effective date of February 26, 2004 and a maturity date of November 8, 2004, is for $18,000,000 with a LIBOR swap rate of 2.25%. The third interest rate swap, which has an effective date of November 8, 2004 and a maturity date of February 26, 2006, is for $18,000,000 with a LIBOR swap rate of 3.46%. The fair value of the effective portions of the interest rate swaps and changes thereto is deferred in other comprehensive income and is subsequently reclassified into interest expense in the periods in which the hedged interest payments on the variable-rate debt affect earnings. For the period ended March 31, 2003, the income effect from cash flow hedging ineffectiveness of interest rates was immaterial. The fair value of the interest rate swaps are estimated using LIBOR forward curve rates obtained from BNP Paribas. The estimated fair value approximates the values based on quotes from BNP Paribas and resulted in a liability at March 31, 2003 of $168,000. Of this amount, $57,000 will be reclassified to earnings within the next twelve months.

NOTE F - Net Income/(Loss) Per Share
------------------------------------

Net income (loss) was used as the numerator in computing basic and diluted income per common share for the three months ended March 31, 2003 and 2002. The following table reconciles the weighted-average shares outstanding used for these computations.
                                                   Three months
                                                  ended March 31,
                                         2003                       2002
                                         ----                       ----

   Basic Method......................  17,971,341                17,896,356
   Dilutive Stock Warrants...........   2,088,637                 2,307,621
   Dilutive Stock Options............      52,112                    78,328
                                       ----------                ----------
   Diluted Method....................  20,112,090                20,282,305
                                       ==========                ==========

The computation of earnings per share for the three months ended March 31, 2003 and 2002 considered exercisable stock warrants and stock options to the extent that the exercise of such securities would have been dilutive. The computation of earnings per share for the three months ended March 31, 2003 and 2002 did not consider preferred stock which is convertible into shares of common stock because the effect of such conversion would have been antidilutive.

In February 2003, the Company issued 125,157 shares of its common stock to the holders of 1,016,500 outstanding stock options in exchange for the cancellation of such options (at the time of cancellation, the options were antidilutive). At the same time, the Company agreed to issue 150,000 restricted shares of its common stock, with a three year vesting period, to its employees under the Company's existing incentive stock option and restricted stock awards plan. In the first quarter of 2003, the Company recorded a non-cash charge to earnings of approximately $403,000 related to the issuance of shares in lieu of cancelled options and a charge to a contra equity account for the value of the restricted stock awards in the amount of approximately $483,000. The contra equity account is being amortized to earnings over the three year vesting period of the restricted stock awards and resulted in a non-cash charge to earnings in the first quarter of 2003 of approximately $27,000. The Company will be required to record recurring non-cash charges to earnings of approximately $40,000 per quarter, through the first quarter of 2006, related to the periodic vesting of the restricted stock.

The Company applies APB Opinion No. 25 in accounting for its stock compensation plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, net income for the three months ended March 31, 2003 and 2002 would have reduced to the pro forma amounts indicated below.

                                                 2003             2002
                                                 ----             ----
Net income before cumulative effect
   As reported............................. $    562,030        1,261,863
   Pro forma...............................      499,035        1,026,411

Net income applicable to common stock
   As reported............................. $    198,371        1,107,065
   Pro forma...............................      135,376          871,613


Net income per share
   As reported, basic......................    $     .02              .06
   Pro forma, basic........................          .01              .05
   As reported, diluted....................          .02              .05
   Pro forma, diluted......................          .01              .04

NOTE G - Commitments and Contingencies
--------------------------------------

The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for the cost of clean-up of "hazardous substances" at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company estimates that the remaining cost of long-term clean-up of the site will be approximately $3.5 million, with the Company's percentage of responsibility estimated to be approximately 3.05%. As of March 31, 2003, the Company had paid $321,000 in costs related to this matter and accrued $122,500 for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company's percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

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

On November 1, 2002 the 125th Judicial District Court of Harris County, Texas, ruled in favor of the Company stating (1) The Sale and Assignment between the Company and the operator assigned the same rights to the 3-D seismic data that the operator had pursuant to the operator's data use license agreement from Texaco Exploration and Production, Inc.("TEPI"); and (2) Also pursuant to the terms of the Sale and Assignment, Goodrich is required to post 49% of the bond liability to TEPI at such time that TEPI requests it. The Court has not determined whether TEPI has already issued the request that would require the Company to post 49% of the bond liability to TEPI. However, in a statement to the Court, TEPI stated that whatever may be the obligation between the operator and Goodrich regarding the requirement, if any, for Goodrich to post a bond in favor of the operator covering Goodrich's P&A obligations, TEPI does not claim that it is entitled to any bond unless and until the operator's total shareholder value (as defined in the Purchase and Sale Agreement between the operator and TEPI) falls below $80 million. The damages portion of the suit is ongoing and it is too early to predict a likely outcome, however, this action is not expected to have a significantly adverse impact on the operations or financial position of the Company.

The Company is party to additional lawsuits arising in the normal course of business. The Company intends to defend these actions vigorously and believes, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to its financial position or results of operations.

NOTE H - Subsequent Event
-------------------------

The Company owns a 33% non-operating interest in Block EP-397 offshore Australia on which drilling of an exploratory well was commenced on March 31, 2003. In April 2003, the operator of the block reported that the well was unsuccessful and had been abandoned. The Company's share of the estimated well costs, which was paid into an escrow account in 2002, was $650,000. Of this amount, the Company's share of estimated well costs that were incurred on or before March 31, 2003 was approximately $100,000. Accordingly, the Company recorded a charge to exploration expense in the first quarter of 2003 in the amount of $100,000 and will expense its remaining share of the estimated well costs in the second quarter of 2003.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

The following discussion is intended to assist in understanding the Company's financial position, results of operations and cash flows for each of the periods presented. The Company's Annual Report on Form 10-K for the year ended December 31, 2002 includes a description of the Company's critical accounting policies and certain other detailed information that should be referred to in conjunction with the following discussion.

Changes in Results of Operations
--------------------------------
           Three months ended March 31, 2003 versus three months ended
                                 March 31,2002

Total revenues for the three months ended March 31, 2003 amounted to $7,078,000 compared to $4,700,000 for the three months ended March 31, 2002. Oil and gas sales for the three months ended March 31, 2003 were $6,747,000 compared to $4,693,000 for the three months ended March 31, 2002. This increase was primarily due to increases in prices of both oil and gas as well as an increase in gas production volumes, partially offset by a decrease in oil production volumes. The following table presents the production volumes and pricing information for the comparative periods, with the average oil and gas prices reflecting the results of the Company's commodity hedging program as further described under "Quantitative and Qualitative Disclosures About Market Risk - Commodity Hedging Activity."

                            Three months               Three months
                        ended March 31, 2003          ended March 31, 2002
                   Production     Average Price  Production        Average Price

  Gas (Mcf)........  744,410    $      4.21       732,182     $          2.69
  Oil (Bbls).......  121,608          29.70       133,580               20.38

Other revenues for the three months ended March 31, 2003 were $331,000 compared to $7,000 for the three months ended March 31, 2002, with the increase due to prospect fees received by the Company on the sale of interests in its Spyglass II and Tunney drilling prospects.

Lease operating expense was $1,757,000 for the three months ended March 31, 2003 versus $1,987,000 for the three months ended March 31, 2002, with the decrease largely due to the March 2002 sale of an interest in the Company's Burrwood and West Delta fields (see below "Sale of Oil and Gas Properties to Related Party") as well as the Company's ongoing efforts to reduce costs on its operated properties since replacing a contract operator in June 2002. Production taxes were $531,000 in the three months ended March 31, 2003 compared to $400,000 in the first quarter of 2002, due to higher oil and gas sales in the 2003 period. Depletion, depreciation and amortization expense was $1,577,000 for the three months ended March 31, 2003 versus $1,603,000 for the three months ended March 31, 2002, with the net decrease due to lower equivalent units of production, partially offset by higher depletion rates. Exploration expense in the first quarter of 2003 was $553,000 versus $446,000 in the first quarter of 2002, due primarily to the Company recognizing dry hole cost of $100,000 related to an exploration well in Australia which commenced drilling in March 2003 and was abandoned in April 2003.

General and administrative expenses amounted to $1,538,000 in the three months ended March 31, 2003 versus $843,000 in the first quarter of 2002. The most significant factor in this variance was a non-cash charge of approximately $403,000 related to the February 2003 issuance of 125,157 shares of common stock in lieu of 1,016,500 cancelled stock options and a non-cash charge of approximately $27,000 related to the initial vesting of 150,000 shares of restricted common stock, with a three year vesting period, that were issued in February 2003. Additionally, higher insurance and legal costs in the first quarter of 2003 contributed to the increase in general and administrative expenses. In the three months ended March 31, 2003, the Company accrued legal expenses associated with litigation against the operator of the Lafitte field in the amount of $70,000 per month whereas in the three months ended March 31, 2002, such accruals amounted to $35,000 per month.

Interest expense was $235,000 in the three months ended March 31, 2003 compared to $316,000 in the first quarter of 2002, with the decrease primarily attributable to a lower effective interest rate in the first quarter of 2003.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $628,000 in the three months ended March 31, 2003 compared to $1,570,000 in the three months ended March 31, 2002. While cash flow from operations, before changes in working capital, substantially increased in the first quarter of 2003, net changes in current assets and current liabilities resulted in a $2,473,000 decrease in working capital in the three months ended March 31, 2003 compared to a $672,000 increase in working capital in the three months ended March 31, 2002.

Net cash used in investing activities was $3,952,000 in the three months ended March 31, 2003 compared to net cash provided by investing activities of $11,067,000 in the three months ended March 31, 2002. In the first quarter of 2003, capital expenditures totaled $4,219,000 as the Company participated in the drilling of four new wells in its Lafitte field (three of which were successfully completed). In the same period, the Company sold its entire interest in the South Drew field and the proceeds from the sale were $267,000. In the first quarter of 2002, total capital expenditures were $1,748,000, which were more than offset by proceeds from property sales of $12,815,000, primarily due to the sale of an interest in the Company's Burrwood and West Delta fields as further described below (see "Sale of Oil and Gas Properties to Related Party").

Net cash provided by financing activities was $1,242,000 in the three months ended March 31, 2003 compared to net cash used in financing activities of $12,243,000 in the three months ended March 31, 2002. In the first quarter of 2003, net borrowings under the Company's senior credit facility provided cash of

$1,500,000 to fund capital expenditures, while preferred stock dividends and production payments required cash of $258,000. In the first quarter of 2002, net repayments under the Company's senior credit facility reduced cash by $12,000,000, while preferred stock dividends and production payments required additional cash of $243,000. The cash resources for the net debt repayments in the first quarter of 2002 were provided by the sale of an interest in the Company's Burrwood and West Delta fields as further described below (see "Sale of Oil and Gas Properties to Related Party").

For the full year 2003, the Company anticipates making capital expenditures totaling approximately $20 million, which will be primarily directed toward the drilling of up to fifteen gross wells. The Company expects to finance its capital expenditures out of operating cash flow and available bank credit, as further described below (see "Senior Credit Facility").

Sale of Oil and Gas Properties to Related Party
-----------------------------------------------

On March 12, 2002, the Company monetized a portion of the value created in its Burrwood and West Delta fields by selling a thirty percent (30%) working interest in the existing production and shallow rights, and a fifteen percent (15%) working interest in the deep rights below 10,600 feet, in its Burrwood and West Delta fields for $12 million to Malloy Energy Company, LLC led by Patrick
E. Malloy, III and participated in by Sheldon Appel, both members of the Company's Board of Directors, as well as Josiah Austin, who subsequently became a member of the Company's Board of Directors (Mr. Malloy is now Chairman of the Company's Board of Directors). The sale price was determined by discounting the present value of the acquired interest in the fields' proved, probable and possible reserves using prevailing oil and gas prices. The Company retained an approximate sixty-five percent (65%) working interest in the existing production and shallow rights, and a thirty-two and one-half percent (32.5%) working interest in the deep rights after the close of the transaction. In conjunction with the sale, the investor group provided a $7.7 million line of credit. The $7.7 million line of credit, which reduced to $5.0 million on January 1, 2003, is subordinate to the Company's senior credit facility and can be used for acquisitions, drilling, development and general corporate purposes until December 31, 2004. The investor group retains the option to convert the amount outstanding under the credit line, and/or provide cash on any unused credit to a maximum of $5.0 million through December 31, 2004, into working interests in any acquisition(s) the Company may make in Louisiana prior to January 1, 2005. The conversion of the credit facility will be on a pro-rata basis with the Company's interest and may not exceed a maximum of $5.0 million through December 31, 2004, or thirty percent (30%) of any potential acquisition(s).

The Company recorded a non-recurring gain of approximately $2.4 million in the first quarter of 2002 as a result of the sale. The proceeds were used to reduce outstanding debt under its senior credit facility.

Senior Credit Facility
----------------------

On November 9, 2001, the Company established a three-year $50,000,000 senior credit facility with BNP Paribas, with an initial borrowing base of $25,000,000, subject to periodic redetermination. As of March 31, 2003, the latest borrowing base determination that had been made by BNP Paribas was completed in November 2002 in the amount of $23,000,000. A subsequent redetermination was scheduled for March 31, 2003, however, that redetermination has not been completed pending evaluation by BNP Paribas of production information on three new oil and gas wells completed by the Company in the first quarter of 2003. As of March 31, 2003, borrowings outstanding under the credit facility were $20,000,000.

Interest on borrowings under the senior credit facility accrue at a rate calculated, at the option of the Company, as either the BNP Paribas base rate plus 0.00% to 0.50%, or LIBOR plus 1.50% to 2.50%, depending on borrowing base utilization. Interest on LIBOR-rate borrowings is due and payable on the last day of its respective interest period. Accrued interest on each base-rate borrowing is due and payable on the last day of each quarter. The credit facility requires that the Company pay a 0.375% per annum commitment fee, payable in quarterly installments based on the Company's borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels. The Company is in compliance with all such requirements. Substantially all the Company's assets are pledged to secure the senior credit facility.

In February 2003, the Company entered into three separate interest rate swaps with BNP Paribas covering a three year period as further described below (see "Quantitative and Qualitative Disclosures About Market Risk - Debt and debt-related derivatives").

Changes in Critical Accounting Policies
---------------------------------------

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability must be recorded in the periods in which the obligation meets the definition of a liability, which is generally when the asset is placed in service. In the three months ended March 31, 2003, the adoption of SFAS No. 143 resulted in the Company recording a cumulative effect of an accounting change in the amount of $205,000. The estimation of the liability involves the projection of future costs to plug and abandon individual wells. These estimates are based on current costs inflated to the end of the well's economic life and discounted back to the well's origination date. The liability will be accreted at the estimated discount rate to the expected cash required to settle the liability. The estimate requires management's judgment with respect to the future plugging and abandonment costs, the life of the well, and the inflation and discount factors used. Changes in these estimates can significantly impact the amount of the liability.

           Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedging Activity
--------------------------

The Company enters into futures contracts or other hedging agreements from time to time to manage the commodity price risk for a portion of its production. The Company considers these to be hedging activities and, as such, monthly settlements on these contracts are reflected in its oil and natural gas sales. The Company's strategy, which is administered by the Hedging Committee of the Board of Directors, and reviewed periodically by the entire Board of Directors, has been to hedge between 30% and 70% of its production. A portion of the Company's hedging arrangements are in the form of costless collars, whereby a floor and a ceiling are fixed. It is the Company's belief that the benefits of the downside protection afforded by these costless collars outweigh the costs incurred by losing potential upside when commodity prices increase. The remainder of the hedges utilized by the Company are in the form of fixed price swaps, where the Company receives a fixed price and pays a floating price.

As of March 31, 2003, the Company's open forward position on its outstanding natural gas and crude oil hedging contracts, all of which were with BNP Paribas, were as follows:

                                   Natural Gas
                                   -----------

3000 MMBtu per day with a no cost collar of $3.50 and $5.19 per Mmbtu for
        January through December 2003; and
3000 MMBtu per day "swap" at $4.06 for January 2003 through December 2003.

                                    Crude Oil
                                    ---------

300 barrels of oil per day "swap" at $27.45 for April 2003 through May 2003; and 200 barrels of oil per day "swap" at $29.08 for April 2003 through May 2003; and 300 barrels of oil per day "swap" at $32.58 for April 2003 through May 2003; and 300 barrels of oil per day "swap" at $28.47 for June 2003 through December 2003;
        and
200 barrels of oil per day "swap" at $29.32 for June 2003 through December 2003;
        and
200 barrels of oil per day "swap" at $29.97 for June 2003 through December 2003

The fair value of the natural gas and oil hedging contracts in place at March 31, 2003, resulted, in a liability of $561,000. The hedging contracts summarized above represent approximately 60% of the Company's estimated net oil and gas production volumes for the remainder of 2003. Based on oil and gas pricing in effect at March 31, 2003, a hypothetical 2% increase or decrease in oil and gas prices would not have had a material effect on the Company's financial statements.

Debt and debt-related derivatives
---------------------------------

In February 2003, the Company entered into three separate interest rate swaps with BNP Paribas covering a three year period. The first interest rate swap, which has an effective date of February 26, 2003 and a maturity date of February 26, 2004 is for $18,000,000 with a LIBOR swap rate of 1.53%. The second interest rate swap, which has an effective date of February 26, 2004 and a maturity date of November 8, 2004, is for $18,000,000 with a LIBOR swap rate of 2.25%. The third interest rate swap, which has an effective date of November 8, 2004 and a maturity date of February 26, 2006, is for $18,000,000 with a LIBOR swap rate of 3.46%. The fair value of the interest rate swap contracts in place at March 31, 2003, resulted in a liability of $168,000.

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

                             Controls and Procedures
                             -----------------------

The Company, under the direction of its chief executive officer and chief financial officer, has established controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of a date within 90 days of the filing of the Quarterly Report on form 10-Q, the chief executive officer and chief financial officer of Goodrich Petroleum Corporation have concluded that the Company's disclosure controls and procedures (as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by Goodrich Petroleum Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

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






                                          GOODRICH PETROLEUM CORPORATION
                                                               (registrant)


       May 8, 2003                        /s/  Walter G. Goodrich
-----------------------------------      ---------------------------------------
              Date                            Walter G. Goodrich,
                                              Chief Executive Officer


       May 8, 2003                        /s/  D. Hughes Watler, Jr.
-----------------------------------      ---------------------------------------
              Date                            D. Hughes Watler, Jr.,
                                              Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Walter G. Goodrich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Goodrich Petroleum Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 8, 2003

/s/ Walter G. Goodrich
----------------------
Walter G. Goodrich
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, D. Hughes Watler, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Goodrich Petroleum Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 8, 2003

/s/ D. Hughes Watler, Jr.
-------------------------
D. Hughes Watler, Jr.
Chief Financial Officer