Form 10-Q
period 2004-03-31
GOODRICH PETROLEUM CORP
filed 2004-05-13
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2004

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

At May 12, 2004, there were 19,127,289 shares of Goodrich Petroleum Corporation common stock outstanding.

GOODRICH PETROLEUM CORPORATION

INDEX TO FORM 10-Q

March 31, 2004

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,861,543	$1,488,852
Cash held temporarily for stockholders	3,886,988	3,886,988
Accounts receivable
Trade and other, net of allowance	5,113,224	3,500,095
Accrued oil and gas revenue	2,465,290	2,829,082
Prepaid insurance and other	219,738	351,527

Total current assets	13,546,783	12,056,544

PROPERTY AND EQUIPMENT
Oil and gas properties (successful efforts method)	124,431,418	118,682,309
Furniture, fixtures and equipment	726,172	661,842

	125,157,590	119,344,151
Less accumulated depletion, depreciation and amortization	(47,155,859)	(44,381,223)

Net property and equipment	78,001,731	74,962,928

OTHER ASSETS
Restricted cash	2,039,000	2,039,000
Other	112,427	124,096

Total other assets	2,151,427	2,163,096

TOTAL ASSETS	$93,699,941	$89,182,568

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	March 31, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,477,017	$6,707,583
Accrued liabilities	1,718,745	1,483,329
Liability for funds held temporarily for stockholders	3,886,988	3,886,988
Fair value of oil and gas derivatives	2,466,081	1,257,442
Fair value of interest rate derivatives	235,985	277,938
Current portion of other non-current liabilities	91,605	91,600

Total current liabilities	16,876,421	13,704,880

LONG TERM DEBT	19,000,000	20,000,000

OTHER NON-CURRENT LIABILITIES
Production payment payable and other	563,680	704,643
Accrued abandonment costs	6,718,899	6,509,586
Fair value of interest rate derivatives	391,144	—
Deferred taxes	828,925	204,465

Total liabilities	44,379,069	41,123,574

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 10,000,000 shares: Series A convertible preferred stock, par value $1.00 per share; issued and outstanding 791,968 shares (liquidation preference $10 per share, aggregating to $7,919,680)	791,968	791,968
Common stock, par value $0.20 per share; authorized 50,000,000 shares; issued and outstanding 18,506,355 and 18,130,011 shares	3,701,271	3,626,002
Additional paid-in capital	54,540,321	53,359,023
Accumulated deficit	(6,372,331)	(8,338,403)
Unamortized restricted stock awards	(1,377,630)	(381,598)
Accumulated other comprehensive income	(1,962,727)	(997,998)

Total stockholders’ equity	49,320,872	48,058,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,699,941	$89,182,568

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(restated)
REVENUES
Oil and gas revenues	$10,826,526	$6,747,283
Other	98,739	331,197

Total revenues	10,925,265	7,078,480

EXPENSES
Lease operating expense	1,548,818	1,757,185
Production taxes	695,072	530,904
Depletion, depreciation and amortization	2,753,847	2,061,323
Exploration	936,825	553,472
General and administrative	1,505,406	1,538,444
Interest expense	216,931	235,497

Total costs	7,656,899	6,676,825

GAIN (LOSS) ON SALE OF ASSETS	—	(21,082)

INCOME BEFORE INCOME TAXES	3,268,366	380,573
Income taxes	1,143,928	133,198

NET INCOME BEFORE CUMULATIVE EFFECT	2,124,438	247,375
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE NET OF TAX	—	(205,293)

NET INCOME	2,124,438	42,082
Preferred stock dividends	158,365	158,366

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$1,966,073	$(116,284)

NET INCOME PER SHARE - BASIC
NET INCOME BEFORE CUMULATIVE EFFECT	$0.12	$0.01
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	—	(0.01)

NET INCOME	$0.12	$0.00

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$0.11	$(0.01)

NET INCOME PER SHARE - DILUTED
NET INCOME BEFORE CUMULATIVE EFFECT	$0.10	$0.01
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	—	(0.01)

NET INCOME	$0.10	$0.00

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$0.09	$(0.01)

AVERAGE COMMON SHARES OUTSTANDING - BASIC	18,413,570	17,971,341
AVERAGE COMMON SHARES OUTSTANDING - DILUTED	20,796,148	20,112,090

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(restated)
OPERATING ACTIVITIES
Net income	$2,124,438	$42,082
Adjustments to reconcile net income to cash provided by operating activities
Depletion, depreciation and amortization	2,753,847	2,061,323
Deferred income taxes	1,143,928	22,656
Amortization of leasehold costs	201,334	178,210
Non-cash charge for stock issued for cancelled options	—	403,006
Cumulative effect of change in accounting principle	—	315,835
Loss on sale of assets	—	21,082
Other non-cash items	64,293	55,058
Net change in:
Accounts receivable	(1,249,337)	469,217
Prepaid insurance and other	131,789	300,269
Accounts payable	1,769,434	(3,278,285)
Accrued liabilities	235,416	37,553

Net cash provided by operating activities	7,175,142	628,006

INVESTING ACTIVITIES
Capital expenditures	(5,682,514)	(4,218,516)
Proceeds from sale of assets	—	266,996

Net cash used in investing activities	(5,682,514)	(3,951,520)

FINANCING ACTIVITIES
Principal payments of bank borrowings	(1,000,000)	—
Proceeds from bank borrowings	—	1,500,000
Exercise of stock warrants	122,897	—
Production payments	(84,468)	(99,381)
Preferred stock dividends	(158,366)	(158,366)

Net cash provided by (used in) financing activities	(1,119,937)	1,242,253

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	372,691	(2,081,261)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,488,852	3,351,380

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,861,543	$1,270,119

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Unamortized Restricted Stock Awards	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
						(Restated)			(Restated)
Balance at December 31, 2002	791,968	$791,968	17,914,325	$3,582,864	$52,333,738	$(11,422,436)	$—	$(679,094)	$44,607,040
Net Income	—	—	—	—	—	42,082	—	—	42,082
Other Comprehensive Income (Loss); Net of Tax
Net Derivative (Loss), net of tax of $447,610	—	—	—	—	—	—	—	(831,275)	(831,275)
Reclassification Adjustment, net of tax of $580,470	—	—	—	—	—	—	—	1,078,015	1,078,015

Total Comprehensive Income									288,822
Issuance and Amortization of Restricted Stock	—	—	—	—	483,000	—	(456,166)	—	26,834
Issuance of Common Stock	—	—	125,157	25,032	377,974	—	—	—	403,006
Preferred Stock Dividends	—	—	—	—	—	(158,366)	—	—	(158,366)

Balance at March 31, 2003	791,968	$791,968	18,039,482	$3,607,896	$53,194,712	$(11,538,720)	$(456,166)	$(432,354)	$45,167,336

Balance at December 31, 2003	791,968	$791,968	18,130,011	$3,626,002	$53,359,023	$(8,338,403)	$(381,598)	$(997,998)	$48,058,994
Net Income	—	—	—	—	—	2,124,438	—	—	2,124,438
Other Comprehensive Income (Loss); Net of Tax
Net Derivative (Loss), net of tax of $730,967	—	—	—	—	—	—	—	(1,357,509)	(1,357,509)
Reclassification Adjustment, net of tax of $211,497	—	—	—	—	—	—	—	392,780	392,780

Total Comprehensive Income									1,159,709
Issuance and Amortization of Restricted Stock	—	—	—	—	1,133,670	—	(996,032)	—	137,638
Exercise of Stock Warrants	—	—	376,344	75,269	47,628	—	—	—	122,897
Preferred Stock Dividends	—	—	—	—	—	(158,366)	—	—	(158,366)

Balance at March 31, 2004	791,968	$791,968	18,506,355	$3,701,271	$54,540,321	$(6,372,331)	$(1,377,630)	$(1,962,727)	$49,320,872

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2004 and 2003

(Unaudited)

NOTE A - Basis of Presentation

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

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Restatement of 2003 Financial Statements

In the course of preparing its 2003 year-end financial statements, the Company discovered a systematic error in the calculations of its non-cash depletion, depreciation and amortization expense since 1997. Essentially, the Company had been allocating the acquisition and development costs of its oil and gas properties over total proved reserves in each field rather than segregating the costs between those costs to be allocated over proved developed reserves versus those costs to be allocated over total proved reserves. Accordingly, the Company has restated its previously reported depletion, depreciation and amortization expense for the three months ended March 31, 2003. Such restated amounts reflect reallocations of the purchase price of three oil and gas property acquisitions completed prior to January 1, 2001, based upon analyses of contemporaneous documentation from the time of the acquisitions. The tax-effected amounts of the adjustments resulted in changes in the Company’s previously reported Statement of Operations as follows:

	Three Months Ended March 31, 2003
	As Reported	As Restated
Depletion, Depreciation and Amortization	$1,577,239	$2,061,323
Income Taxes	302,627	133,198
Net Income	356,737	42,082
Income (Loss) Applicable to Common Stock	198,371	(116,284)
Basic Income (Loss) per Average Common Share	0.01	(0.01)
Diluted Income (Loss) per Average Common Share	0.01	(0.01)

The tax-adjusted cumulative effect of the error on non-cash depletion, depreciation and amortization expense in years prior to December 31, 2002 resulted in a reduction of stockholders’ equity as of January 1, 2003 in the amount of $2,199,077. The restatement adjustments had no impact on cash flow from operating, investing or financing activities.

NOTE B – New Accounting Pronouncements

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability must be recorded in the periods in which the obligation meets the definition of a liability, which is generally when the asset is placed in service. Prior to the adoption of SFAS No. 143, the Company recorded liabilities for the abandonment of oil and gas properties only in its two largest fields, with such liabilities amounting to $4,881,000 as of December 31, 2002. In accordance with the transition provisions of SFAS No. 143, the Company recorded an adjustment to recognize additional estimated liabilities for the abandonment of oil and gas properties, as of January 1, 2003, in the amount of $1,408,000, and additional oil and gas properties, net of accumulated depletion, depreciation and amortization, in the amount of $1,092,000. Any subsequent difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company’s earnings. To recognize the cumulative effect of this change in accounting principle, the Company recorded a charge to earnings as of January 1, 2003 in the amount of $205,000, reflecting the $316,000 difference between the adjustments to the liability and asset accounts, net of the related income tax effect. For the three months ended March 31, 2004 and 2003, the Company recorded the following activity in the abandonment liability:

	Three Months Ended March 31,
	2004	2003
Beginning balance	$6,601,186	$6,289,065
Accretion of liability	78,393	93,000
Liability for newly added wells	130,925	—
Abandonment costs incurred	—	—

Ending balance	6,810,504	6,382,065
Less: current portion	(91,605)	(125,000)

	$6,718,899	$6,257,065

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

In July 2003, the FASB undertook to review whether mineral interests in properties (mineral leases) held by oil and gas companies should be recorded and disclosed as intangible assets under the guidance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The FASB is considering whether an oil and gas company’s investment in mineral leases should be classified as intangible assets. SFAS No. 141 and SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under SFAS No. 141 and SFAS No. 142, intangible assets should be separately reported on the balance sheet, with accompanying disclosures in the notes to the financial statements. SFAS No. 142 does not change the accounting prescribed in SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and is silent about whether its disclosure provisions apply to oil and gas companies. The Company does not believe that SFAS No. 141 and SFAS No. 142 change the classification and disclosure of oil and gas mineral leases and it continues to classify these assets as part of Property and Equipment in the Consolidated Balance Sheet and it does not provide the additional disclosures for these assets. The EITF has added the discussion of oil and gas mineral leases to its agenda, which may result in a change in the recording and disclosure of oil and gas mineral leases. Should the EITF determine that oil and gas mineral leases are intangible assets, the Company would reclassify $7,374,000 and $6,409,000 as intangible undeveloped mineral interests at March 31, 2004 and December 31, 2003, respectively. In addition, a reclassification of $6,160,000 and $5,879,000 would be made as intangible developed mineral interests at March 31, 2004 and December 31, 2003, respectively. Both intangible assets would be presented net of accumulated amortization. Historically, undeveloped mineral leases have been amortized over the life of the lease period, while developed mineral leases have been amortized using the units of production method over the expected life of proved reserves. The amounts included herein are based on the Company’s understanding of the issue on the EITF’s agenda. If all mineral leases associated with oil and gas properties are deemed to be intangible assets in accordance with SFAS No. 141 and SFAS No. 142 by the EITF:

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

NOTE C – Senior Credit Facility

On November 9, 2001, the Company established a three-year $50,000,000 senior credit facility with BNP Paribas, with an initial borrowing base of $25,000,000. In December 2003, the borrowing base was redetermined to be $28,000,000 and BNP Paribas and the Company agreed to extend the term of the senior credit facility for an additional two years, subject to periodic redeterminations of the borrowing base. As extended, the credit facility will mature on December 29, 2006. Borrowings outstanding under the senior credit facility as of March 31, 2004 were $19,000,000.

Interest on borrowings under the senior credit facility accrue at a rate calculated, at the option of the Company, as either the BNP Paribas base rate plus 0.00% to 0.50%, or LIBOR plus 1.50%—2.50%,

depending on borrowing base utilization. Interest on LIBOR-rate borrowings is due and payable on the last day of its respective interest period. Accrued interest on each base-rate borrowing is due and payable on the last day of each quarter. The credit facility requires that the Company pay a 0.375% per annum commitment fee, payable in quarterly installments based on the Company’s borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels. As of March 31, 2004, the Company was in compliance with all such requirements. Substantially all the Company’s assets are pledged to secure the senior credit facility.

As indicated in Note D, the Company entered into three separate interest rate swaps with BNP Paribas in February 2003, covering a three year period commencing in February 2003, and in February 2004, the Company entered into another interest rate swap with BNP Paribas, covering a one year period commencing in February 2006.

NOTE D – Hedging Activities

The Company utilizes commodity hedges in the form of fixed price swaps, whereby the Company receives a fixed price and pays a floating price based on NYMEX quoted prices. As of March 31, 2004, the Company’s open forward position on its outstanding natural gas and crude oil hedging contracts and its interest rate swap contracts, all of which were with BNP Paribas, were as follows:

Natural Gas

3,000 MMBtu per day “swap” at fixed price of $5.00 for April 2004 through December 2004; and

3,000 MMBtu per day “swap” at fixed price of $5.41 for April 2004 through October 2004

Crude Oil

700 barrels of oil per day “swap” at fixed price of $28.59 for April 2004 through June 2004; and

300 barrels of oil per day “swap” at fixed price of $30.92 for April 2004 through June 2004; and

700 barrels of oil per day “swap” at fixed price of $28.20 for July 2004 through December 2004; and

300 barrels of oil per day “swap” at fixed price of $30.25 for July 2004 through December 2004

The fair value of the natural gas and oil hedging contracts in place at March 31, 2004, resulted in a liability of $2,466,081. As of March 31, 2004, $1,555,093 (net of $837,357 in income taxes) of deferred losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next twelve months. In the three months ended March 31, 2004, $382,015 in realized losses (net of $205,701 in income taxes) was reclassified from accumulated other comprehensive income to oil and gas sales as the cash flow of the hedged items was recognized. For the three months ended March 31, 2004 and 2003, the Company’s earnings were not materially affected by cash flow hedging ineffectiveness arising from the oil and gas hedging contracts. Subsequent to March 31, 2004, the Company entered into the following natural gas and crude oil hedging contracts with BNP Paribas:

3,000 MMBtu per day “swap” at fixed price of $6.20 for November 2004 through December 2004; and

6,000 MMBtu per day “swap” at fixed price of $6.27 for January 2005 through March 2005; and

500 barrels of oil per day “swap” at fixed price of $33.28 for January 2005 through March 2005

Interest Rate Swaps

The Company has a variable-rate debt obligation that exposes the Company to the effects of changes in interest rates. To partially reduce its exposure to interest rate risk, the Company entered into three separate interest rate swaps with BNP Paribas in February 2003 covering a three year period which are designated as cash flow hedges (one of the interest rate swaps has now expired). The first interest rate swap, which had an effective date of February 26, 2003, expired on its maturity date of February 26, 2004, and was for $18,000,000 with a LIBOR swap rate of 1.53%. The second interest rate swap, which has an effective date of February 26, 2004 and a maturity date of November 8, 2004, is for $18,000,000 with a LIBOR swap rate of 2.25%. The third interest rate swap, which has an effective date of November 8, 2004 and a maturity date of February 26, 2006, is for $18,000,000 with a LIBOR swap rate of 3.46%. In February 2004, the Company entered into a fourth interest rate swap contract with BNP Paribas, which has an effective date of February 26, 2006 and a maturity date of February 26, 2007, for $23,000,000 with a LIBOR swap rate of 4.08%. The fair value of the interest rate swap contracts in place at March 31, 2004, resulted in a liability of $627,129. As of March 31, 2004, $153,390 (net of $82,595 in income taxes) of deferred losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next twelve months. In the three months ended March 31, 2004, $10,765 of previously deferred losses (net of $5,796 in income taxes) was reclassified from accumulated other comprehensive income to interest expense as the cash flow of the hedged items was recognized. For the three months ended March 31, 2004 and 2003, the Company’s earnings were not significantly affected by cash flow hedging ineffectiveness of interest rates.

NOTE E – Net Income Per Share

Net income was used as the numerator in computing basic and diluted income per common share for the three months ended March 31, 2004 and 2003. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three months ended March 31,
	2004	2003
Basic Method	18,413,570	17,971,341
Dilutive Stock Warrants	2,266,996	2,088,637
Dilutive Stock Options	115,582	52,112

Diluted Method	20,796,148	20,112,090

The computation of earnings per share for the three months ended March 31, 2004 and 2003 considered exercisable stock warrants and stock options to the extent that the exercise of such securities would have been dilutive. The computation of earnings per share for the three months ended March 31, 2004 and 2003 did not consider preferred stock which is convertible into shares of common stock because the effect of such conversion would have been antidilutive. In January 2004, the holders of 319,387 warrants to purchase common stock elected a cashless exercise of such warrants resulting in the issuance of 252,033 shares of the Company’s common stock and, in April 2004, the holders of 685,055 warrants to purchase common stock elected a cashless exercise of such warrants resulting in the issuance of 620,935 shares of the Company’s common stock (see Note G).

In February 2003, the Company issued 125,157 shares of its common stock to the holders of 1,016,500 outstanding stock options in exchange for the cancellation of such options (at the time of cancellation, the options were antidilutive). At the same time, the Company agreed to issue 150,000 restricted shares of its common stock, with a three year vesting period, to its employees under the Company’s restricted stock awards plan. The Company recorded a non-cash charge to earnings in February 2003 in the amount of $403,000 related to the issuance of shares in lieu of cancelled options. The granting of the restricted stock awards in February 2003 resulted in a charge to a contra equity account and a credit to additional paid-in capital in the amount of $483,000 related to the value of such awards. The contra equity account is being amortized to earnings as periodic non-cash charges to general and administrative expenses over the three year vesting period of the restricted stock awards and resulted in a non-cash charge to earnings in the first quarter of 2003 of approximately $27,000. In July and October 2003, the Company granted an additional 11,500 restricted share awards to its employees and recorded a charge to the contra equity account for the value of such shares in the amount of $54,000. For the three months ended March 31, 2004, the Company recorded non-cash charges to earnings for the amortization of the aggregate awards of 161,500 restricted shares in the amount of $75,000. The Company will be required to record recurring non-cash charges to earnings of approximately $42,000 per quarter, through the first quarter of 2006, related to the periodic vesting of the 2003 restricted stock awards.

In February 2004, the Company agreed to issue an additional 166,300 restricted shares of its common stock, with a three year vesting period, to its employees under the Company’s restricted stock awards plan. At the time of this grant, the Company recorded a charge to a contra equity account and a credit to additional paid-in capital in the amount of $1,134,000 related to the value of such awards. The contra equity account is being amortized to earnings as periodic non-cash charges to general and administrative expenses over the three year vesting period of the restricted stock awards and resulted in a non-cash charge to earnings in the first quarter of 2004 of approximately $59,000. The Company will be required to record incremental recurring non-cash charges to earnings of approximately $88,000 per quarter, through the first quarter of 2007, related to the periodic vesting of the 2004 restricted stock awards.

The Company applies APB Opinion No. 25 in accounting for its stock compensation plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, net income for the three months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below.

	Three Months Ended March 31,
	2004	2003
		(Restated)
Net income (loss)
As reported	$2,124,438	$42,082
Restricted stock compensation expense included in net income, net of tax	137,638	26,834
Stock based compensation expense at fair value, net of tax	(139,373)	(37,071)

Pro forma	$2,122,703	$31,845

Net income (loss) applicable to common stock
As reported	$1,966,073	$(116,284)
Restricted stock compensation expense included in net income, net of tax	137,638	26,834
Stock based compensation expense at fair value, net of tax	(139,373)	(37,071)

Pro forma	$1,964,338	$(126,521)

Net income (loss) per share
As reported, basic	$0.12	$0.00
Pro forma, basic	0.12	0.00
As reported, diluted	0.10	(0.01)
Pro forma, diluted	0.10	(0.01)

NOTE F - Commitments and Contingencies

The U.S. Environmental Protection Agency (“EPA”) has identified the Company as a potentially responsible party (“PRP”) for the cost of clean-up of “hazardous substances” at an oil field waste disposal site in Vermilion Parish, Louisiana. The Company estimates that the remaining cost of long-term clean-up of the site will be approximately $3.5 million, with the Company’s percentage of responsibility estimated to be approximately 3.05%. As of March 31, 2004, the Company had paid $321,000 in costs related to this matter and accrued $122,500 for the remaining liability. These costs have not been discounted to their present value. The EPA and the PRPs will continue to evaluate the site and revise estimates for the long-term clean-up of the site. There can be no assurance that the cost of clean-up and the Company’s percentage responsibility will not be higher than currently estimated. In addition, under the federal environmental laws, the liability costs for the clean-up of the site is joint and several among all PRPs. Therefore, the ultimate cost of the clean-up to the Company could be significantly higher than the amount presently estimated or accrued for this liability.

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

NOTE G – Funds Held Temporarily for Stockholders

Pursuant to a May 2003 stock purchase agreement, the Company acted as agent for certain stockholders to facilitate a sale of shares in January 2004 and April 2004. In that capacity, the Company temporarily received funds totaling $3,886,988 from the purchasing stockholders in December 2003, which are reflected on the Company’s December 31, 2003 balance sheet in both cash and current liabilities. In accordance with the stock purchase agreement, the Company transferred the funds to the selling stockholders in January 2004 upon the sale of the shares. Similarly, the Company temporarily received additional funds totaling $3,886,988 from the purchasing stockholders in March 2004, which are reflected on the Company’s March 31, 2004 balance sheet in both cash and current liabilities. In accordance with the stock purchase agreement, the Company transferred the funds to the selling stockholders in April 2004 upon the sale of the shares. A portion of the shares of common stock sold by the selling stockholders in both January 2004 and April 2004 resulted from the cashless exercise of warrants to purchase common stock (see Note E).

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discussion is intended to assist in understanding the Company’s financial position, results of operations and cash flows for each of the periods presented. The Company’s Annual Report on Form 10-K for the year ended December 31, 2003 includes a description of the Company’s critical accounting policies and certain other detailed information that should be referred to in conjunction with the following discussion.

Changes in Results of Operations

Three months ended March 31, 2004 versus three months ended March 31,2003

Total revenues for the three months ended March 31, 2004 amounted to $10,925,000 compared to $7,078,000 for the three months ended March 31, 2003. Oil and gas sales for the three months ended March 31, 2004 were $10,827,000 compared to $6,747,000 for the three months ended March 31, 2003. This increase resulted from a 23% increase in oil and gas production volumes, due to several successful well completions since the first quarter of 2003, as well as higher average prices for oil and gas. Additionally, oil and gas revenues in the first quarter of 2004 include sales of natural gas liquids in the amount of $231,000, resulting from processing a portion of the Company’s natural gas production beginning in May 2003. The following table presents the production volumes and pricing information for the comparative periods, with the average oil and gas prices reflecting the results of the Company’s commodity hedging program as further described under “Quantitative and Qualitative Disclosures About Market Risk – Commodity Hedging Activity.”

	Three months ended March 31, 2004		Three months ended March 31, 2003
	Production	Average Price	Production	Average Price
Gas (Mcf)	997,442	$5.85	744,410	$4.21
Oil (Bbls)	136,031	34.96	121,608	29.70

Other revenues for the three months ended March 31, 2004 were $99,000 compared to $331,000 for the three months ended March 31, 2003, with the decrease of $232,000 primarily due to the absence of prospect fees received on two drilling prospects in the first quarter of 2003.

Lease operating expense was $1,549,000 for the three months ended March 31, 2004 versus $1,757,000 for the three months ended March 31, 2003, with the decrease largely due to the Company’s ongoing efforts to reduce costs on its operated properties since replacing a contract operator in June 2002. Production taxes were $695,000 in the three months ended March 31, 2004 compared to $531,000 in the first quarter of 2003, due to higher oil and gas sales in the 2004 period. Depletion, depreciation and amortization expense was $2,754,000 for the three months ended March 31, 2004 versus $2,061,000 for the three months ended March 31, 2003, with the increase due to higher equivalent units of production, and higher depletion rates. Exploration expense in the three months ended March 31, 2004 was $937,000, primarily reflecting $540,000 of seismic costs in the Plumb Bob field, compared to $553,000 in the three months ended March 31, 2003, which largely consisted of two exploratory dry holes.

General and administrative expenses amounted to $1,505,000 in the three months ended March 31, 2004 versus $1,538,000 in the first quarter of 2003. The most significant factor in this variance resulted from non-cash charges for employee equity compensation programs declining to $135,000 in the first quarter of 2004 from $430,000 in the first quarter of 2003. In the 2004 period, these non-cash charges consisted solely of vesting of restricted stock grants, whereas in the 2003 period, such amounts included charges of $403,000 related to the issuance of 125,157 shares of common stock in lieu of 1,016,500 cancelled stock options and $27,000 related to the initial vesting of restricted stock grants. Offsetting this decrease were increases in the Company’s insurance, payroll and other administrative expenses in the first quarter of 2004 compared to the first quarter of 2003.

Interest expense was $217,000 in the three months ended March 31, 2004 compared to $235,000 in the first quarter of 2003, with the decrease primarily attributable to a lower effective interest rate in the first quarter of 2004.

Liquidity and Capital Resources

Net cash provided by operating activities was $7,175,000 in the three months ended March 31, 2004 compared to $628,000 in the three months ended March 31, 2003. The increase in the 2004 period reflects higher oil and gas revenues and lower lease operating expenses, partially offset by an increase in exploration expenses. The operating cash flow amounts are net of changes in current assets and current liabilities, which resulted in an increase in working capital of $887,000 in the three months ended March 31, 2004, compared to a decrease of $2,471,000 in the three months ended March 31, 2003.

Net cash used in investing activities was $5,683,000 in the three months ended March 31, 2004, compared to $3,952,000 in the three months ended March 31, 2003. In the first quarter of 2004, capital expenditures totaled $5,683,000, as the Company participated in the drilling of two successful exploratory wells in the Burrwood/West Delta 83 field and made substantial leasehold acquisitions in East Texas (see “Cotton Valley Drilling Program”). In the first quarter of 2003, capital expenditures totaled $4,219,000 and were partially offset by the sale of the Company’s interest in the South Drew field resulting in proceeds of $267,000.

Net cash used in financing activities was $1,120,000 in the three months ended March 31, 2004 compared to net cash provided by financing activities of $1,242,000 in the three months ended March 31, 2003. In the first quarter of 2004, cash was used for debt repayments of $1,000,000 and preferred stock dividends and production payments of $243,000, while exercises of stock warrants provided cash of $123,000. In the first quarter of 2003, net borrowings under the Company’s senior credit facility provided cash of $1,500,000, while preferred stock dividends and production payments used cash of $258,000.

For the year 2004, the Company has preliminarily budgeted total capital expenditures of approximately $25 million, which includes the Company’s share of the subsequent exploration and development costs related to a recent property acquisition in South Louisiana (see “Recent Property Acquisition”) as well as a new drilling initiative undertaken in the Cotton Valley trend of East Texas and Northwest Louisiana (see “Cotton Valley Drilling Program”). Subject to current economics and financial resources, the Company expects to finance its capital expenditures out of operating cash flow and available bank credit, as further described below (see “Senior Credit Facility”).

Cotton Valley Drilling Program

In the first quarter of 2004, the Company commenced a new drilling initiative which is focused on the Cotton Valley trend in the East Texas Basin in and around Rusk, Panola and Smith Counties, Texas, and DeSoto and Caddo Parishes, Louisiana. As of April 30, 2004, the Company had acquired leases totaling approximately 35,000 gross acres, with an average working interest of approximately 80%, and is attempting to acquire additional acreage in the area. In April 2004, the Company commenced a lower risk drilling program which will target objectives primarily in the Cotton Valley formation. The Company has preliminarily budgeted total 2004 capital expenditures of approximately $6.5 million under this new drilling initiative. Depending on early results of the drilling program, the Company may elect to increase its level of lease acquisitions and drilling activities in the Cotton Valley trend.

The Company’s initiative in this area began in the third quarter of 2003, when it obtained, via farmout, the right to drill and earn all rights, excluding exploration rights to the Crane zone of the Pettit formation, in approximately 18,000 acres in the Bethany-Longstreet field in Northwest Louisiana. The Company will retain continuous drilling rights to the entire block so long as it drills at least one well every 120 days. For each productive well drilled under the agreement, the Company will earn an assignment to 160 acres. The Company has begun exploration and development drilling activities in the field and completed three successful wells in the Hosston formation in the fourth quarter of 2003. The Company also commenced drilling its initial exploratory well targeting the Cotton Valley formation in the first quarter of 2004 and logged approximately 100 feet of pay in the well in April 2004. The well is expected to be completed and placed on production in the second quarter of 2004. The Company has a 70% working interest in the four Bethany-Longstreet wells drilled to date and anticipates that its working interests in the additional wells to be drilled in the field will range between 50% and 70%.

Recent Property Acquisition

In the third quarter of 2003, the Company obtained certain rights in the Plumb Bob field located in St. Martin Parish in South Louisiana. The rights include oil and gas leases covering approximately 450 acres, 3-D seismic permits with oil and gas lease options covering approximately 17,000 acres, seven existing shut-in wellbores, where the Company has identified recompletion projects, and the rights to acquire related production facilities and pipelines upon establishment of production. The Company’s plans include a workover and well reactivation program, the shooting of a 32 square mile 3-D seismic survey and post 3-D exploitation and development drilling activities in which the Company has a 70% working interest. The Company has begun workover drilling activities in the field and restored production capability in three wells in the fourth quarter of 2003. The 3-D seismic shoot began during the fourth quarter of 2003 and is expected to be completed in the second quarter of 2004. Based on the results of the 3-D seismic survey, the Company will determine the extent of its drilling and remaining workover plans in the field.

Senior Credit Facility

On November 9, 2001, the Company established a three-year $50,000,000 senior credit facility with BNP Paribas, with an initial borrowing base of $25,000,000. In December 2003, the borrowing base was redetermined to be $28,000,000 and BNP Paribas and the Company agreed to extend the term of the senior credit facility for an additional two years, subject to periodic redeterminations of the borrowing base. As extended, the credit facility will mature on December 29, 2006. Borrowings outstanding under the senior credit facility were $19,000,000 as of March 31, 2004 and $21,000,000 as of May 12, 2004.

Interest on borrowings under the senior credit facility accrue at a rate calculated, at the option of the Company, as either the BNP Paribas base rate plus 0.00% to 0.50%, or LIBOR plus 1.50% to 2.50%, depending on borrowing base utilization. Interest on LIBOR-rate borrowings is due and payable on the last day of its respective interest period. Accrued interest on each base-rate borrowing is due and payable on the last day of each quarter. The credit facility requires that the Company pay a 0.375% per annum commitment fee, payable in quarterly installments based on the Company’s borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels. As of March 31, 2004, the Company was in compliance with all such requirements. Substantially all the Company’s assets are pledged to secure the senior credit facility.

In February 2003, the Company entered into three separate interest rate swaps with BNP Paribas, covering a three year period commencing in February 2003, and in February 2004, the Company entered into a fourth interest rate swap with BNP Paribas, covering a one year period commencing in February 2006 (see “Quantitative and Qualitative Disclosures About Market Risk – Debt and debt-related derivatives”).

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

In July 2003, the FASB undertook to review whether mineral interests in properties (mineral leases) held by oil and gas companies should be recorded and disclosed as intangible assets under the guidance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The FASB is considering whether an oil and gas company’s investment in mineral leases should be classified as intangible assets. SFAS No. 141 and SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under SFAS No. 141 and SFAS No. 142, intangible assets should be separately reported on the Balance Sheet, with accompanying disclosures in the notes to the financial statements. SFAS No. 142 does not change the accounting prescribed in SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and is silent about whether its disclosure provisions apply to oil and gas companies. The Company does not believe that SFAS No. 141 and SFAS No. 142 change the classification and disclosure of oil and gas mineral leases and it continues to classify these assets as part of Property and Equipment in the Consolidated balance sheet and it does not provide the additional disclosures for these assets. The EITF has added the discussion of oil and gas mineral leases to its agenda, which may result in a change in the recording and disclosure of oil and gas mineral leases. Should the EITF determine that oil and gas mineral leases are intangible assets, the Company would reclassify $7,374,000 and $6,409,000 as intangible undeveloped mineral interests at March 31, 2004 and December 31, 2003, respectively. In addition, a reclassification of $6,160,000 and $5,879,000 would be made as intangible developed mineral interests at March 31, 2004 and December 31, 2003, respectively. Both intangible assets would be presented net of accumulated amortization. Historically, undeveloped mineral leases have been amortized over the life of the lease period, while developed mineral leases have been amortized using the units of production method over the expected life of proved reserves. The amounts included herein are based on the Company’s understanding of the issue on the EITF’s agenda. If all mineral leases associated with oil and gas properties are deemed to be intangible assets in accordance with SFAS No. 141 and SFAS No. 142 by the EITF:

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

Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedging Activity

The Company enters into futures contracts or other hedging agreements from time to time to manage the commodity price risk for a portion of its production. The Company considers these to be hedging activities and, as such, monthly settlements on these contracts are reflected in its oil and natural gas sales. The Company’s strategy, which is administered by the Hedging Committee of the Board of Directors, and reviewed periodically by the entire Board of Directors, has been to hedge between 30% and 70% of its production. As of March, 31, 2004, all of the commodity hedges utilized by the Company were in the form of fixed price swaps, where the Company receives a fixed price and pays a floating price based on NYMEX quoted prices. As of March 31, 2004, the Company’s open forward position on its outstanding commodity hedging contracts, all of which were with BNP Paribas, was as follows:

Natural Gas

3,000 MMBtu per day “swap” at fixed price of $5.00 for April 2004 through December 2004; and

3,000 MMBtu per day “swap” at fixed price of $5.41 for April 2004 through October 2004

Crude Oil

700 barrels of oil per day “swap” at fixed price of $28.59 for April 2004 through June 2004; and

300 barrels of oil per day “swap” at fixed price of $30.92 for April 2004 through June 2004; and

700 barrels of oil per day “swap” at fixed price of $28.20 for July 2004 through December 2004; and

300 barrels of oil per day “swap” at fixed price of $30.25 for July 2004 through December 2004

The fair value of the natural gas and oil hedging contracts in place at March 31, 2004, resulted in a liability of $2,466,000. Based on oil and gas pricing in effect at March 31, 2004, a hypothetical 10% increase in oil and gas prices would have increased the liability to $4,475,000 while a hypothetical 10% decrease in oil and gas prices would have decreased the liability to $832,000. Subsequent to March 31, 2004, the Company entered into the following natural gas and crude oil hedging contracts with BNP Paribas:

3,000 MMBtu per day “swap” at fixed price of $6.20 for November 2004 through December 2004; and

6,000 MMBtu per day “swap” at fixed price of $6.27 for January 2005 through March 2005; and

500 barrels of oil per day “swap” at fixed price of $33.28 for January 2005 through March 2005

Debt and debt-related derivatives

In February 2003, the Company entered into three separate interest rate swaps with BNP Paribas covering a three year period (one of the interest rate swaps has now expired). The first interest rate swap, which had an effective date of February 26, 2003, expired on its maturity date of February 26, 2004, and was for $18,000,000 with a LIBOR swap rate of 1.53%. The second interest rate swap, which has an effective date of February 26, 2004 and a maturity date of November 8, 2004, is for $18,000,000 with a LIBOR swap rate of 2.25%. The third interest rate swap, which has an effective date of November 8, 2004 and a maturity date of February 26, 2006, is for $18,000,000 with a LIBOR swap rate of 3.46%. In February 2004, the Company entered into a fourth interest rate swap contract with BNP Paribas, which has an effective date of February 26, 2006 and a maturity date of February 26, 2007, for $23,000,000 with a LIBOR swap rate of 4.08%. The fair value of the interest rate swap contracts in place at March 31, 2004, resulted in a liability of $627,000. Based on interest rates at March 31, 2004, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the liability.

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

Based on their evaluation as of March 31, 2004, the chief executive officer and chief financial officer of Goodrich Petroleum Corporation have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2004 to ensure that the information required to be disclosed by Goodrich Petroleum Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Except for changes implemented by the Company to correct the material weakness in internal controls reported in the Company’s Annual Report on Form 10-K for the year ended December, 31, 2003, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION
(Registrant)

May 13, 2004	/s/ Walter G. Goodrich
Date	Walter G. Goodrich,
Vice Chairman & Chief Executive Officer

May 13, 2004	/s/ D. Hughes Watler, Jr.
Date	D. Hughes Watler, Jr.,
Senior Vice President & Chief Financial Officer