Form 10-Q
period 2004-09-30
GOODRICH PETROLEUM CORP
filed 2004-11-10
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2004

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

At November, 10, 2004, there were 20,509,935 shares of Goodrich Petroleum Corporation common stock outstanding.

GOODRICH PETROLEUM CORPORATION

INDEX TO FORM 10-Q

September 30, 2004

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,760,577	$1,488,852
Cash held temporarily for stockholders	—	3,886,988
Accounts receivable
Trade and other, net of allowance	9,307,489	3,500,095
Accrued oil and gas revenue	2,594,019	2,829,082
Prepaid insurance and other	815,146	351,527

Total current assets	14,477,231	12,056,544

PROPERTY AND EQUIPMENT
Oil and gas properties (successful efforts method)	147,480,323	118,682,309
Furniture, fixtures and equipment	789,321	661,842

	148,269,644	119,344,151

Less accumulated depletion, depreciation and amortization	(53,000,150)	(44,381,223)

Net property and equipment	95,269,494	74,962,928

OTHER ASSETS
Restricted cash	2,039,000	2,039,000
Deferred taxes	1,750,000	—
Other	89,087	124,096

Total other assets	3,878,087	2,163,096

TOTAL ASSETS	$113,624,812	$89,182,568

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	September 30, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$15,278,732	$6,707,583
Accrued liabilities	4,048,385	1,483,329
Liability for funds held temporarily for stockholders	—	3,886,988
Fair value of oil and gas derivatives	6,684,610	1,257,442
Fair value of interest rate derivatives	147,236	142,515
Current portion of other non-current liabilities	91,605	91,600

Total current liabilities	26,250,568	13,569,457

LONG TERM DEBT	25,500,000	20,000,000

OTHER NON-CURRENT LIABILITIES
Production payment payable and other	427,468	704,643
Accrued abandonment costs	6,921,833	6,509,586
Fair value of oil and gas derivatives	961,485	—
Fair value of interest rate derivatives	154,266	135,423
Deferred taxes	—	204,465

Total liabilities	60,215,620	41,123,574

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 10,000,000 shares:
Series A convertible preferred stock, par value $1.00 per share; issued and outstanding 791,968 shares (liquidation preference $10 per share, aggregating to $7,919,680)	791,968	791,968
Common stock, par value $0.20 per share; authorized 50,000,000 shares; issued and outstanding 20,433,145 and 18,130,011 shares	4,086,629	3,626,002
Additional paid-in capital	54,253,303	53,359,023
Retained earnings (deficit)	538,709	(8,338,403)
Unamortized restricted stock awards	(1,160,183)	(381,598)
Accumulated other comprehensive income	(5,101,234)	(997,998)

Total stockholders’ equity	53,409,192	48,058,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,624,812	$89,182,568

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2004	2003
		(restated)
REVENUES
Oil and gas revenues	$12,152,085	$7,979,339
Other	30,387	15,419

Total revenues	12,182,472	7,994,758

EXPENSES
Lease operating expense	1,887,265	1,290,878
Production taxes	889,324	566,864
Depletion, depreciation and amortization	3,219,746	2,186,782
Exploration	1,864,640	384,501
General and administrative	1,640,513	1,365,446
Interest expense	317,447	324,148

Total expenses	9,818,935	6,118,619

GAIN (LOSS) ON SALE OF ASSETS AND LITIGATION JUDGMENT	2,045,748	8,438

INCOME BEFORE INCOME TAXES	4,409,285	1,884,577
Income taxes	71,891	659,601

NET INCOME	4,337,394	1,224,976
Preferred stock dividends	158,201	158,366

NET INCOME APPLICABLE TO COMMON STOCK	$4,179,193	$1,066,610

NET INCOME PER SHARE - BASIC
NET INCOME	$0.21	$0.07

NET INCOME APPLICABLE TO COMMON STOCK	$0.21	$0.06

NET INCOME PER SHARE - DILUTED
NET INCOME	$0.21	$0.06

NET INCOME APPLICABLE TO COMMON STOCK	$0.20	$0.05

AVERAGE COMMON SHARES OUTSTANDING - BASIC	20,221,358	18,113,947
AVERAGE COMMON SHARES OUTSTANDING - DILUTED	21,091,390	20,587,056

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
		(restated)
REVENUES
Oil and gas revenues	$32,329,489	$22,551,001
Other	144,705	404,976

Total revenues	32,474,194	22,955,977

EXPENSES
Lease operating expense	5,078,643	4,559,167
Production taxes	2,178,325	1,613,727
Depletion, depreciation and amortization	8,453,944	6,311,896
Exploration	3,881,443	1,829,454
General and administrative	4,473,296	3,992,792
Interest expense	788,590	745,999

Total expenses	24,854,241	19,053,035

GAIN (LOSS) ON SALE OF ASSETS AND LITIGATION JUDGMENT	1,986,903	(228,829)

INCOME BEFORE INCOME TAXES	9,606,856	3,674,113
Income taxes	254,974	1,285,435

NET INCOME BEFORE CUMULATIVE EFFECT	9,351,882	2,388,678
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE NET OF TAX	—	(205,293)

NET INCOME	9,351,882	2,183,385
Preferred stock dividends	474,770	475,098

NET INCOME APPLICABLE TO COMMON STOCK	$8,877,112	$1,708,287

NET INCOME PER SHARE - BASIC
NET INCOME BEFORE CUMULATIVE EFFECT	$0.49	$0.13
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	—	(0.01)

NET INCOME	$0.49	$0.12

NET INCOME APPLICABLE TO COMMON STOCK	$0.46	$0.09

NET INCOME PER SHARE - DILUTED
NET INCOME BEFORE CUMULATIVE EFFECT	$0.47	$0.12
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	—	(0.01)

NET INCOME	$0.47	$0.11

NET INCOME APPLICABLE TO COMMON STOCK	$0.44	$0.08

AVERAGE COMMON SHARES OUTSTANDING - BASIC	19,228,728	18,042,332
AVERAGE COMMON SHARES OUTSTANDING - DILUTED	20,044,793	20,363,832

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
		(restated)
OPERATING ACTIVITIES
Net income	$9,351,882	$2,183,385
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	8,453,944	6,311,896
Deferred income taxes	254,974	1,174,893
Dry hole costs	—	809,249
Amortization of leasehold costs	1,013,482	361,863
Non-cash charge for stock issued for cancelled options	—	403,006
Cumulative effect of change in accounting principle	—	315,835
Loss on sale of assets	63,097	228,829
Other items, net	(129,860)	364,622
Net change in:
Accounts receivable	(5,572,331)	(2,290,967)
Prepaid insurance and other	(463,619)	(499,417)
Accounts payable	8,571,149	982,790
Accrued liabilities	2,565,056	523,271

Net cash provided by operating activities	24,107,774	10,869,255

INVESTING ACTIVITIES
Capital expenditures	(28,808,528)	(15,371,275)
Proceeds from sale of assets	8,895	341,176

Net cash used in investing activities	(28,799,633)	(15,030,099)

FINANCING ACTIVITIES
Principal payments of bank borrowings	(1,000,000)	—
Proceeds from bank borrowings	6,500,000	3,100,000
Exercise of stock options and warrants	169,251	122,324
Production payments	(230,897)	(307,411)
Preferred stock dividends	(474,770)	(475,098)

Net cash provided by financing activities	4,963,584	2,439,815

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	271,725	(1,721,029)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,488,852	3,351,380

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,760,577	$1,630,351

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid – In Capital	Retained Earnings (Deficit)	Unamortized Restricted Stock Awards	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
						(Restated)			(Restated)
Balance at December 31, 2002	791,968	$791,968	17,914,325	$3,582,864	$52,333,738	$(11,422,436)	$—	$(679,095)	$44,607,039
Net Income	—	—	—	—	—	2,183,385	—	—	2,183,385
Other Comprehensive Income (Loss); Net of Tax
Net Derivative (Loss)	—	—	—	—	—	—	—	(1,271,238)	(1,271,238)
Reclassification Adjustment	—	—	—	—	—	—	—	1,634,006	1,634,006

Total Comprehensive Income									2,546,153
Issuance and Amortization of Restricted Stock	—	—	—	—	517,650	—	(407,428)	—	110,222
Issuance of Common Stock	—	—	125,157	25,032	377,974	—	—	—	403,006
Exercise of Stock Options and Warrants	—	—	88,029	17,606	104,718	—	—	—	122,324
Preferred Stock Dividends	—	—	—	—	—	(475,098)	—	—	(475,098)

Balance at September 30, 2003	791,968	$791,968	18,127,511	$3,625,502	$53,334,080	$(9,714,149)	$(407,428)	$(316,327)	$47,313,646

Balance at December 31, 2003	791,968	$791,968	18,130,011	$3,626,002	$53,359,023	$(8,338,403)	$(381,598)	$(997,998)	$48,058,994
Net Income	—	—	—	—	—	9,351,882	—	—	9,351,882
Other Comprehensive Income (Loss); Net of Tax
Net Derivative (Loss), net of tax of $3,404,407	—	—	—	—	—	—	—	(6,322,471)	(6,322,471)
Reclassification Adjustment, net of tax of $1,194,973	—	—	—	—	—	—	—	2,219,235	2,219,235

Total Comprehensive Income									5,248,646
Issuance and Amortization of Restricted Stock	—	—	4,331	866	1,184,790	—	(778,585)	—	407,071
Exercise of Stock Options and Warrants	—	—	2,298,803	459,761	(290,510)	—	—	—	169,251
Preferred Stock Dividends	—	—	—	—	—	(474,770)	—	—	(474,770)

Balance at September 30, 2004	791,968	$791,968	20,433,145	$4,086,629	$54,253,303	$538,709	$(1,160,183)	$(5,101,234)	$53,409,192

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

The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

As discussed in Note F of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company established a deferred tax valuation allowance of $17.5 million as of December 31, 2003. The Company revised its deferred tax valuation allowance in the nine months ended September 30, 2004 in the amount of $3,106,000, based on the anticipated reversal of temporary differences and utilization of tax operating loss carryforwards.

Restatement of 2003 Financial Statements

In the course of preparing its 2003 year-end financial statements, the Company discovered a systematic error in the calculations of its non-cash depletion, depreciation and amortization expense since 1997. Essentially, the Company had been allocating the acquisition and development costs of its oil and gas properties over total proved reserves in each field rather than segregating the costs between those costs to be allocated over proved developed reserves versus those costs to be allocated over total proved reserves. Accordingly, the Company has restated its previously reported depletion, depreciation and amortization expense for the three months and nine months ended September 30, 2003. Such restated amounts reflect reallocations of the purchase price of three oil and gas property acquisitions completed prior to January 1, 2001, based upon analyses of contemporaneous documentation from the time of the acquisitions. The tax-effected amounts of the adjustments resulted in changes in the Company’s previously reported Statement of Operations as follows:

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	As Reported	As Restated	As Reported	As Restated
Depletion, Depreciation and Amortization	$1,704,263	$2,186,782	$4,889,893	$6,311,896
Income Taxes	828,483	659,601	1,783,640	1,285,435
Net Income	1,538,613	1,224,976	3,107,183	2,183,385
Net Income Applicable to Common Stock	1,380,247	1,066,610	2,632,085	1,708,287
Net Income per Average Common Share (Basic)	0.08	0.06	0.15	0.09
Net Income per Average Common Share (Diluted)	0.07	0.05	0.13	0.08

The tax-adjusted cumulative effect of the error on non-cash depletion, depreciation and amortization expense in years prior to December 31, 2002 resulted in a reduction of stockholders’ equity as of January 1, 2003 in the amount of $2,199,077. The restatement adjustments had no impact on cash flow from operating, investing or financing activities.

NOTE B – New Accounting Pronouncements

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability must be recorded in the periods in which the obligation meets the definition of a liability, which is generally when the asset is placed in service. Prior to the adoption of SFAS No. 143, the Company recorded liabilities for the abandonment of oil and gas properties only in its two largest fields, with such liabilities amounting to $4,881,000 as of December 31, 2002. In accordance with the transition provisions of SFAS No. 143, the Company recorded an adjustment to recognize additional estimated liabilities for the abandonment of oil and gas properties, as of January 1, 2003, in the amount of $1,408,000, and additional oil and gas properties, net of accumulated depletion, depreciation and amortization, in the amount of $1,092,000. Any subsequent difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company’s earnings. To recognize the cumulative effect of this change in accounting principle, the Company recorded a charge to earnings as of January 1, 2003 in the amount of $205,000, reflecting the $316,000 difference between the adjustments to the liability and asset accounts, net of the related income tax effect. For the nine months ended September 30, 2004 and 2003, the Company recorded the following activity in the abandonment liability:

	Nine Months Ended September 30,
	2004	2003
Beginning balance	$6,601,186	$6,289,065
Accretion of liability	238,711	286,000
Liability for newly added wells	314,334	296,000
Abandonment costs incurred or sold	(140,793)	(220,780)

Ending balance	7,013,438	6,650,285
Less: current portion	(91,605)	(125,000)

	$6,921,833	$6,525,285

In March 2004, the FASB issued an exposure draft on accounting for stock-based compensation. The exposure draft reflects the FASB’s tentative conclusion that the fair value of stock options should be expensed in companies’ financial statements for years ending after December 31, 2004. In October 2004, the FASB announced that it would defer the effective date for the expensing of stock options as proposed in the exposure draft for at least six months. The Company will continue to monitor developments with respect to the exposure draft to determine the potential impact on its financial statements.

NOTE C – Senior Credit Facility

On November 9, 2001, the Company established a three-year $50,000,000 senior credit facility with BNP Paribas, with an initial borrowing base of $25,000,000. In December 2003, the borrowing base was redetermined to be $28,000,000 and BNP Paribas and the Company agreed to extend the term of the senior credit facility to December 29, 2006, subject to periodic redeterminations of the borrowing base. In August 2004, the borrowing base was redetermined to be $32,000,000. Borrowings outstanding under the senior credit facility as of September 30, 2004 were $25,500,000.

Interest on borrowings under the senior credit facility accrue at a rate calculated, at the option of the Company, at either the BNP Paribas base rate plus 0.00% to 0.50%, or LIBOR plus 1.50%—2.50%, depending on borrowing base utilization. Interest on LIBOR-rate borrowings is due and payable on the last day of its respective interest period. Accrued interest on each base-rate borrowing is due and payable on the last day of each quarter. The credit facility requires that the Company pay a 0.375% per annum commitment fee, payable in quarterly installments based on the Company’s borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels. As of September 30, 2004, the Company was in compliance with all such requirements. Substantially all the Company’s assets are pledged to secure the senior credit facility.

As indicated in Note D, the Company entered into three separate interest rate swaps with BNP Paribas in February 2003, covering a three year period commencing in February 2003, and in February 2004, the Company entered into another interest rate swap with BNP Paribas, covering a one year period commencing in February 2006.

NOTE D – Hedging Activities

The Company utilizes commodity hedges in the form of fixed price swaps, whereby the Company receives a fixed price and pays a floating price based on NYMEX quoted prices. As of September 30, 2004, the Company’s open forward position on its outstanding natural gas and crude oil hedging contracts, all of which were with BNP Paribas, were as follows:

Natural Gas	4th Qtr 2004		1st Qtr 2005		2nd Qtr 2005		3rd Qtr 2005		4th Qtr 2005
	Qty*	Price	Qty*	Price	Qty*	Price	Qty*	Price	Qty*	Price
	3,000	$5.00	6,000	$6.27	4,000	$6.03	4,000	$6.03	4,000	$6.03
	3,000	$5.94	2,000	$7.70	2,000	$6.50	2,000	$6.50	2,000	$6.70
* Quantity in MMBtu per day.

Crude Oil	4th Qtr 2004		1st Qtr 2005		2nd Qtr 2005		3rd Qtr 2005		4th Qtr 2005
	Qty**	Price	Qty**	Price	Qty**	Price	Qty**	Price	Qty**	Price
	700	$28.20	500	$33.28	500	$35.00	500	$34.65	500	$34.50
	300	$30.25	500	$35.73	500	$37.18	500	$36.18	500	$39.20

**	Quantity in Barrels per day.

The fair value of the natural gas and oil hedging contracts in place at September 30, 2004, resulted in a liability of $7,646,095. As of September 30, 2004, $4,281,073 (net of $2,305,193 in income taxes) of deferred losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next twelve months. In the nine months ended September 30, 2004, $3,306,950 in realized losses was reclassified from accumulated other comprehensive income to oil and gas sales as the cash flow of the hedged items was recognized. For nine months ended September 30, 2004 and 2003, the Company’s earnings were not materially affected by cash flow hedging ineffectiveness arising from the oil and gas hedging contracts. Subsequent to September 30, 2004, the Company entered into the following natural gas hedging contracts with BNP Paribas:

2,000 MMBtu per day “swap” at fixed price of $8.14 for January 2005 through March 2005;

3,000 MMBtu per day “swap” at fixed price of $6.55 for April 2005 through June 2005;

3,000 MMBtu per day “swap” at fixed price of $6.50 for July 2005 through September 2005;

3,000 MMBtu per day “swap” at fixed price of $6.75 for October 2005 through December 2005

Interest Rate Swaps

The Company has a variable-rate debt obligation that exposes the Company to the effects of changes in interest rates. To partially reduce its exposure to interest rate risk, the Company entered into three separate interest rate swaps with BNP Paribas in February 2003 covering a three year period which are designated as cash flow hedges (one of the interest rate swaps has now expired). The first interest rate swap, which had an effective date of February 26, 2003, expired on its maturity date of February 26, 2004, and was for $18,000,000 with a LIBOR swap rate of 1.53%. The second interest rate swap, which has an effective date of February 26, 2004 and a maturity date of November 8, 2004, is for $18,000,000 with a LIBOR swap rate of 2.25%. The third interest rate swap, which has an effective date of November 8, 2004 and a maturity date of February 26, 2006, is for $18,000,000 with a LIBOR swap rate of 3.46%. In February 2004, the Company entered into a fourth interest rate swap contract with BNP Paribas, which has an effective date of February 26, 2006 and a maturity date of February 26, 2007, for $23,000,000 with a LIBOR swap rate of 4.08%. The fair value of the interest rate swap contracts in place at September 30, 2004, resulted in a liability of $301,502. As of September 30, 2004, $95,703 (net of $51,333 in income taxes) of deferred losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next twelve months. In the nine months ended September 30, 2004, $107,258 of previously deferred losses was reclassified from accumulated other comprehensive income to interest expense as the cash flow of the hedged items was recognized. For the nine months ended September 30, 2004 and 2003, the Company’s earnings were not significantly affected by cash flow hedging ineffectiveness of interest rates.

NOTE E – Net Income Per Share

Net income was used as the numerator in computing basic and diluted income per common share for the three months and nine months ended September 30, 2004 and 2003. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic Method	20,221,358	18,113,947	19,228,728	18,042,332
Dilutive Stock Warrants	522,008	2,382,368	509,743	2,255,168
Dilutive Stock Options and Restricted Stock	348,024	90,741	306,322	66,332

Diluted Method	21,091,390	20,587,056	20,044,793	20,363,832

The computation of earnings per share for the three months and nine months ended September 30, 2004 and 2003 considered exercisable stock warrants, stock options and restricted stock to the extent that the exercise of such securities would have been dilutive, however, such computation did not consider preferred stock which is convertible into shares of common stock because the effect of such conversion would have been antidilutive. Pursuant to a May 2003 stock purchase agreement, the holders of 2,369,527 warrants to purchase common stock elected a cashless exercise of such warrants resulting in the issuance of 2,109,169 shares of common stock in three separate installments which closed in January, April, and July 2004. There are no further exercises of warrants to be made pursuant to the stock purchase agreement (see Note G).

In February 2003, the Company issued 125,157 shares of its common stock to employees holding 1,016,500 outstanding stock options in exchange for the cancellation of such options (at the time of cancellation, the options were antidilutive). Based on the value of the Company’s common stock at the time of the exchange, the Company recorded a non-cash charge to earnings in February 2003 in the amount of $403,000 related to the issuance of shares in lieu of cancelled options. At the same time, the Company commenced granting a series of restricted share awards, with three year vesting periods, to its employees under a stockholder approved equity compensation plan. Based on the value of the Company’s common stock at the time of the grants, those awards resulted in charges to a contra equity account and credits to additional paid-in capital in the following amounts:

•	$483,000 for 150,000 restricted share awards granted in February 2003;

•	$54,000 for 11,500 restricted share awards granted in July and October 2003;

•	$1,134,000 for 166,300 restricted share awards granted in February 2004; and

•	$209,100 for 19,500 restricted share awards granted in July through September 2004

The charges to the contra equity account are being amortized to earnings as non-cash charges to general and administrative expenses over the three year vesting period of each restricted share award and resulted in non-cash charges to earnings of $110,000 in the nine months ended September 30, 2003 and $407,000 in the nine months ended September 30, 2004. In the nine months ended September 30, 2004, the Company recorded a credit to the contra equity account and a charge to additional paid-in capital in the amount of $158,000 for the value of 28,918 non-vested restricted share awards that were forfeited by terminated employees. The amortization to earnings of restricted share awards has been adjusted to reflect such forfeitures. Assuming no additional restricted share awards or forfeitures, the Company will be required to record recurring non-cash charges to earnings of approximately $145,000 per quarter, related to the periodic vesting of the restricted share awards that have been issued to date.

The Company applies APB Opinion No. 25 in accounting for its stock compensation plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, net income for the three months and nine months ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net income
As reported	$4,337,394	$1,224,976	$9,351,882	$2,183,385
Restricted stock compensation expense included in net income, net of tax	139,311	43,139	407,071	110,222
Stock based compensation expense at fair value, net of tax	(140,976)	(84,086)	(412,065)	(140,932)

Pro forma	$4,335,729	$1,184,029	$9,346,888	$2,152,675

Net income applicable to common stock
As reported	$4,179,193	$1,066,610	$8,877,112	$1,708,287
Restricted stock compensation expense included in net income, net of tax	139,311	43,139	407,071	110,222
Stock based compensation expense at fair value, net of tax	(140,976)	(84,086)	(412,065)	(140,932)

Pro forma	$4,177,528	$1,025,663	$8,872,118	$1,677,577

Net income applicable to common stock per share
As reported, basic	$0.21	$0.06	$0.46	$0.09
Pro forma, basic	0.21	0.06	0.46	0.09
As reported, diluted	0.20	0.05	0.44	0.08
Pro forma, diluted	0.20	0.05	0.44	0.08

NOTE F - Commitments and Contingencies

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

The trial court also ordered the Company to pay $103,000 to the operator in recovery of defendant’s attorneys’ fees and provided for post-judgment interest to accrue on the awarded damages and both parties’ attorneys’ fees through the date of ultimate payment. Either party could have appealed the final judgment or filed a motion for a new trial within ninety days from the date of the final judgment. In September 2004, the time period for either party to appeal the judgment elapsed, therefore, the Company accrued a non-recurring gain in the quarter ended September 30, 2004 in the amount of $2,050,000, reflecting the anticipated payment of the final judgment by the operator less the Company’s estimated expenses of the final judgment. In October 2004, the operator remitted a total of $2,118,000 to the Company in full satisfaction of the judgment, including the net amount of post-judgment interest.

The Company is party to additional lawsuits arising in the normal course of business. The Company intends to defend these actions vigorously and believes, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to its financial position or results of operations.

NOTE G – Funds Held Temporarily for Stockholders

Pursuant to a May 2003 stock purchase agreement, the Company acted as agent for certain stockholders to facilitate a sale of shares in three installments in January 2004, April 2004, and July 2004. In that capacity, the Company temporarily received funds totaling $3,886,988 from the purchasing stockholders in December 2003, which are reflected on the Company’s December 31, 2003 balance sheet in both cash and current liabilities. In accordance with the stock purchase agreement, the Company transferred the funds to the selling stockholders in January 2004 upon the sale of the shares. A portion of the shares of common stock sold by the selling stockholders in January 2004, April 2004, and July 2004 resulted from the cashless exercise of warrants to purchase common stock. There are no further exercises of warrants to be made pursuant to the stock purchase agreement (see Note E).

NOTE H – Subsequent Event

In October 2004, the Company sold its interests in several non-core properties in West Texas for gross proceeds of $2,175,000. The Company expects to report a non-recurring gain of approximately $850,000 on the sale of these properties in the fourth quarter of 2004.

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

Changes in Results of Operations

Three months ended September 30, 2004 versus three months ended September 30, 2003

Total revenues for the three months ended September 30, 2004 amounted to $12,182,000 compared to $7,995,000 for the three months ended September 30, 2003. Oil and gas sales for the three months ended September 30, 2004 were $12,152,000 compared to $7,979,000 for the three months ended September 30, 2003. This increase resulted from a 30% increase in oil and gas production volumes, due to a number of successful well completions since the first quarter of 2003, as well as an increase in average oil prices. Additionally, oil and gas revenues include sales of natural gas liquids in the amount of $578,000 in the three months ended September 30, 2004 compared to $306,000 in the three months ended September 30, 2003, resulting from processing a portion of the Company’s natural gas production beginning in July 2003 (sales of natural gas liquids are reflected in the calculation of average gas prices shown below). The following table presents the production volumes and pricing information for the comparative periods, with the average oil and gas prices reflecting the results of the Company’s commodity hedging program as further described under “Quantitative and Qualitative Disclosures About Market Risk – Commodity Hedging Activity.”

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
	Production	Average Price	Production	Average Price
Gas (Mcf)	1,439,698	$5.42	814,198	$5.48
Oil (Bbls)	120,904	$35.99	141,843	$24.79

Other revenues for the three months ended September 30, 2004 were $30,000 compared to $15,000 for the three months ended September 30, 2003, with the increase primarily due to higher interest income and miscellaneous income.

Lease operating expense was $1,887,000 in the three months ended September 30, 2004 versus $1,291,000 in the three months ended September 30, 2003, resulting from cost increases experienced primarily in the Burrwood/West Delta and Lafitte fields as well as from having a larger number of producing wells. Production taxes were $889,000 in the three months ended September 30, 2004 compared to $567,000 in the third quarter of 2003, due to higher oil and gas sales in the 2004 period. Depletion, depreciation and amortization expense was $3,220,000 for the three months ended September 30, 2004 versus $2,187,000 for the three months ended September 30, 2003, with the increase due to higher equivalent units of production, and higher depletion rates. Exploration expense in the three months ended September 30, 2004 was $1,865,000 compared to $385,000 in the three months ended September 30, 2003, with the increase primarily due to seismic costs in the St. Gabriel field and higher non-producing leasehold amortization expense.

General and administrative expenses amounted to $1,641,000 in the three months ended September 30, 2004 versus $1,365,000 in the third quarter of 2003. The most significant factor in this variance resulted from an increase in the Company’s payroll and employee benefits expense to $1,074,000 in the three months ended

September 30, 2004 from $616,000 in the three months ended September 30, 2003, primarily due to an increase in the number of employees. Additionally, non-cash charges for employee equity compensation programs increased to $139,000 in the third quarter of 2004 from $43,000 in the third quarter of 2003. Partially offsetting these increases were decreases in legal fees and other administrative expenses.

Interest expense was $317,000 in the three months ended September 30, 2004 compared to $324,000 in the third quarter of 2003, with the decrease primarily resulting from a decline in the amortization of prepaid debt costs.

Gains and losses on asset sales and litigation judgement were a net gain of $2,046,000 in the three months ended September 30, 2004 compared to $8,000 in the three months ended September 30, 2003, with the increase due to a non-recurring gain resulting from the final judgment ordered by the trial judge in favor of the Company in its litigation against the operator of the Lafitte field.

Income tax expense was $72,000 in the three months ended September 30, 2004 compared to $660,000 in the three months ended September 30, 2003. The Company revised its deferred tax valuation allowance in the third quarter of 2004 in the amount of $1,471,000, based primarily on the anticipated utilization of tax operating loss carryforwards, whereas in the three months ended September 30, 2003 income tax expense represented 35% of pre-tax income.

Nine months ended September 30, 2004 versus nine months ended September 30, 2003

Total revenues for the nine months ended September 30, 2004 amounted to $32,474,000 compared to $22,956,000 for the nine months ended September 30, 2003. Oil and gas sales for the nine months ended September 30, 2004 were $32,329,000 compared to $22,551,000 for the nine months ended September 30, 2003. This increase resulted from a 26% increase in oil and gas production volumes, due to a number of successful well completions since the first quarter of 2003, as well as an increase in average oil and gas prices. Additionally, oil and gas revenues include sales of natural gas liquids in the amount of $1,417,000 in the nine months ended September 30, 2004 compared to $306,000 in the nine months ended September 30, 2003, resulting from processing a portion of the Company’s natural gas production beginning in July 2003 (sales of natural gas liquids are reflected in the calculation of average gas prices shown below). The following table presents the production volumes and pricing information for the comparative periods, with the average oil and gas prices reflecting the results of the Company’s commodity hedging program as further described under “Quantitative and Qualitative Disclosures About Market Risk – Commodity Hedging Activity.”

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	Production	Average Price	Production	Average Price
Gas (Mcf)	3,457,886	$5.91	2,306,721	$5.26
Oil (Bbls)	366,295	$32.35	366,310	$28.30

Other revenues for the nine months ended September 30, 2004 were $145,000 compared to $405,000 for the nine months ended September 30, 2003, with the decrease of $260,000 primarily due to the absence of prospect fees received on two drilling prospects in the first quarter of 2003.

Lease operating expense was $5,079,000 in the nine months ended September 30, 2004 versus $4,559,000 in the nine months ended September 30, 2003, with the increase resulting largely from an increase in the number of producing wells. Production taxes were $2,178,000 in the nine months ended September 30, 2004 compared to $1,614,000 in the nine months ended September 30, 2003, due to higher oil and gas sales in the 2004 period. Depletion, depreciation and amortization expense was $8,454,000 for the nine months ended

September 30, 2004 versus $6,312,000 for the nine months ended September 30, 2003, with the increase due to higher equivalent units of production, and higher depletion rates. Exploration expense in the nine months ended September 30, 2004 was $3,881,000 compared to $1,829,000 in the nine months ended September 30, 2003, with the increase primarily due to seismic costs in the Plumb Bob and St. Gabriel fields and higher non-producing leasehold amortization expense, partially offset by a decrease in exploratory dry hole costs.

General and administrative expenses amounted to $4,473,000 in the nine months ended September 30, 2004 versus $3,993,000 in the nine months ended September 30, 2003. The most significant factor in this variance resulted from an increase in the Company’s payroll and employee benefits expense to $2,360,000 in the nine months ended September 30, 2004 from $1,523,000 in the nine months ended September 30, 2003, primarily due to an increase in the number of employees. Partially offsetting this increase were decreases in legal fees and certain other administrative expenses as well as a decrease in non-cash charges for employee equity compensation programs to $407,000 in the nine months ended September 30, 2004 from $513,000 in the nine months ended September 30, 2003. In the 2004 period, these non-cash charges consisted solely of vesting of restricted stock grants in the amount of $407,000, whereas in the 2003 period, such amounts included charges of $403,000 related to the February 2003 issuance of 125,157 shares of common stock in lieu of 1,016,500 cancelled stock options and $110,000 related to the vesting of restricted stock grants.

Interest expense was $789,000 in the nine months ended September 30, 2004 compared to $746,000 in the nine months ended September 30, 2003, with the increase primarily attributable to a higher level of borrowings in the 2004 period.

Gains and losses on asset sales and litigation judgement were a net gain of $1,987,000 in the nine months ended September 30, 2004 compared to a net loss of $229,000 in the nine months ended September 30, 2003, with the increase due to a non-recurring gain resulting from the final judgment ordered by the trial judge in favor of the Company in its litigation against the operator of the Lafitte field.

Income tax expense was $255,000 in the nine months ended September 30, 2004 compared to $1,285,000 in the nine months ended September 30, 2003. The Company revised its deferred tax valuation allowance in the nine months ended September 30, 2004 in the amount of $3,106,000, based on the anticipated reversal of temporary differences and utilization of tax operating loss carryforwards, whereas in the nine months ended September 30, 2003 income tax expense represented 35% of pre-tax income.

Liquidity and Capital Resources

Net cash provided by operating activities was $24,108,000 in the nine months ended September 30, 2004, compared to $10,869,000 in the nine months ended September 30, 2003. The increase in the 2004 period reflects higher oil and gas revenues, partially offset by an increase in lease operating expenses, production taxes, and exploration expenses. The operating cash flow amounts are net of changes in working capital, which resulted in an increase in operating cash flow of $5,100,000 in the nine months ended September 30, 2004, compared to a decrease of $1,284,000 in the nine months ended September 30, 2003.

Net cash used in investing activities was $28,800,000 in the nine months ended September 30, 2004, compared to $15,030,000 in the nine months ended September 30, 2003. In the nine months ended September 30, 2004 capital expenditures totaled $28,809,000, as the Company participated in the drilling of two successful exploratory wells and one successful sidetrack well in the Burrwood/West Delta 83 field and incurred substantial drilling and leasehold acquisition costs in East Texas and Northwest Louisiana (see “Cotton Valley Drilling Program”). Offsetting these capital expenditures was a minor property sale in the amount of $9,000. In the nine months ended September 30, 2003, capital expenditures totaled $15,371,000 and were partially offset by the sale of the Company’s interest in the South Drew field resulting in proceeds of $341,000.

Net cash provided by financing activities was $4,964,000 in the nine months ended September 30, 2004, compared to $2,440,000 in the nine months ended September 30, 2003. In the nine months ended September 30, 2004, net borrowings under the Company’s senior credit facility provided cash of $5,500,000 and exercises of stock options and warrants provided cash of $169,000, while preferred stock dividends and production payments used cash of $705,000. In the nine months ended September 30, 2003, borrowings under the Company’s senior credit facility provided cash of $3,100,000 and exercises of stock warrants provided cash of $122,000, while preferred stock dividends and production payments used cash of $782,000.

In July 2004, the Company announced that its Board of Directors had approved an increase in the Company’s 2004 capital expenditure budget from $25 million up to $45 million. The Board approved the increase in order to accelerate the development of the Company’s acreage in the Cotton Valley trend of East Texas and Northwest Louisiana (see “Cotton Valley Drilling Program”) and due to the Company’s improving projections for cash flow from operations. The Company expects to finance its remaining 2004 capital expenditures through a combination of cash flow from operations and borrowings under existing and, possibly, expanded bank credit facilities (see “Senior Credit Facility”). Approximately 50% of the 2004 capital expenditure budget has been designated for exploration and development drilling activities in the Cotton Valley trend.

Cotton Valley Drilling Program

In the first quarter of 2004, the Company commenced what it believes is a relatively low risk drilling initiative which is focused on the Cotton Valley trend in the East Texas Basin in and around Rusk, Panola and Smith Counties, Texas, and DeSoto and Caddo Parishes, Louisiana. As of October 31, 2004, the Company had acquired or farmed in leases totaling approximately 45,000 gross acres, with an average working interest of approximately 80%, and is attempting to acquire additional acreage in the area. The Company has successfully drilled 8 operated wells targeting the Cotton Valley formation and projects that it will drill a total of 14 to 15 such wells by the end of 2004. For the wells completed to date, the Company estimates that the initial 30 day average gross production rate per well is approximately 900 Mcf of gas per day. This estimated average production rate for the initial 30 day period is consistent with the range originally projected by the Company prior to commencing its drilling activities in the Cotton Valley trend. Initial production from the Cotton Valley wells commenced in June 2004, and taking into account the expected decline following the initial 30 day period, the current gross production from the 8 successfully completed wells is approximately 5,200 Mcf of gas per day, or 3,500 Mcf of gas per day net to the Company.

In East Texas, the Company commenced a drilling program in April 2004 and has drilled a total of 6 successful wells on its operated acreage targeting the Cotton Valley formation. The Company has a 100% working interest in four of the completed wells and an 85% working interest in two of the completed wells. The Company currently has engaged two drilling rigs which are drilling new wells on its operated acreage in East Texas and has a third rig under contract.

In Northwest Louisiana, the Company commenced a drilling program targeting the Cotton Valley formation in the first quarter of 2004 and has successfully completed two wells, which are currently in production. The Company’s initiative in this area began in the third quarter of 2003, when it obtained, via farmout, exploration rights to approximately 18,000 gross acres in the Bethany-Longstreet field (excluding the Crane zone of the Pettit formation). The Company will retain continuous drilling rights to the entire block so long as it drills at least one well every 120 days. For each productive well drilled under the agreement, the Company will earn an assignment to 160 acres. The Company began exploration and development drilling activities in the field and completed three successful wells in the Hosston formation in the fourth quarter of 2003. The Company has a 70% working interest in the five Bethany-Longstreet wells completed to date and anticipates that its working interests in the additional wells to be drilled in the field will range between 50% and 70%.

South Louisiana Operations

Burrwood/West Delta 83 Fields

In the second quarter of 2004, the Company successfully completed two exploratory wells in the Burrwood/West Delta 83 fields in Plaquemines Parish, Louisiana. The first well was the Company’s initial Dempsey Prospect well, in which it has a 70% working interest and the second well was the Company’s initial Norton Prospect well, in which it has a 65% working interest. Additionally, in the third quarter of 2004, the Company drilled a successful sidetrack well to one of its other existing producing wells in the field, in which it has a 65% working interest. The Company’s share of the current production from these three wells is approximately 4,300 Mcf of gas per day and 425 barrels of oil per day. In the fourth quarter of 2004, the Company anticipates drilling an additional exploratory well on a prospect with a 42% working interest.

Plumb Bob Field

In the third quarter of 2003, the Company obtained certain rights in the Plumb Bob field located in St. Martin Parish, Louisiana. The rights include a 70% working interest in oil and gas leases covering approximately 450 acres, 3-D seismic permits with oil and gas lease options covering approximately 17,000 acres, seven existing shut-in wellbores, where the Company identified recompletion projects, and the rights to acquire related production facilities and pipelines upon establishment of production. In the fourth quarter of 2003, the Company began workover drilling activities in the field and restored production capability in three wells. In the fourth quarter of 2003, the Company also commenced a 30 square mile 3-D seismic survey which was completed in the second quarter of 2004. Processing and evaluation of the seismic data will take place in the second half of 2004. Based on the evaluation of the seismic data, the Company will determine the extent of its drilling and remaining workover plans in the field.

St. Gabriel Field

In July 2004, the Company announced that it has entered into 3-D seismic permits and oil and gas lease options to acquire an approximate 30 square mile 3-D seismic survey over the St. Gabriel field in Ascension and Iberville Parishes, Louisiana. The Company commenced shooting the 3-D seismic survey in July 2004. Data acquisition was recently completed and the Company expects to receive the processed data by the end of the year. The Company has an approximate 70% working interest in the project and has budgeted a total of approximately $1.75 million for the acquisition of the rights and the 3-D seismic survey in 2004. Post 3-D development drilling activities are not expected to occur prior to 2005.

Senior Credit Facility

On November 9, 2001, the Company established a three-year $50,000,000 senior credit facility with BNP Paribas, with an initial borrowing base of $25,000,000. In December 2003, the borrowing base was redetermined to be $28,000,000 and BNP Paribas and the Company agreed to extend the term of the senior credit facility to December 29, 2006, subject to periodic redeterminations of the borrowing base. In August 2004, the borrowing base was redetermined to be $32,000,000. Borrowings outstanding under the senior credit facility were $25,500,000 as of September 30, 2004 and November 10, 2004 and the Company expects to have continuing liquidity to meet its working capital needs and capital expenditures. The Company has also entered into a non-binding agreement for a subordinated bank credit facility of up to $15 million that would be available to finance the increased capital expenditures related to development of the Company’s acreage in the Cotton Valley trend (see “Liquidity and Capital Resources”).

Interest on borrowings under the existing senior credit facility accrue at a rate calculated, at the option of the Company, as either the BNP Paribas base rate plus 0.00% to 0.50%, or LIBOR plus 1.50% to 2.50%, depending on borrowing base utilization. Interest on LIBOR-rate borrowings is due and payable on the last day of its respective interest period. Accrued interest on each base-rate borrowing is due and payable on the last day of each quarter. The credit facility requires that the Company pay a 0.375% per annum commitment fee, payable in quarterly installments based on the Company’s borrowing base utilization. Prior to maturity, no payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the credit facility. The credit facility requires the Company to monitor tangible net worth and maintain certain financial statement ratios at certain levels. As of September 30, 2004, the Company was in compliance with all such requirements. Substantially all the Company’s assets are pledged to secure the senior credit facility.

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

In March 2004, the FASB issued an exposure draft on accounting for stock-based compensation. The exposure draft reflects the FASB’s tentative conclusion that the fair value of stock options should be expensed in companies’ financial statements for years ending after December 31, 2004. In October 2004, the FASB announced that it would defer the effective date for the expensing of stock options as proposed in the exposure draft for at least six months. The Company will continue to monitor developments with respect to the exposure draft to determine the potential impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedging Activity

The Company enters into futures contracts or other hedging agreements from time to time to manage the commodity price risk for a portion of its production. The Company considers these to be hedging activities and, as such, monthly settlements on these contracts are reflected in its oil and natural gas sales. The Company’s strategy, which is administered by the Hedging Committee of the Board of Directors, and reviewed periodically by the entire Board of Directors, has been to hedge between 30% and 70% of its production. As of September 30, 2004, all of the commodity hedges utilized by the Company were in the form of fixed price swaps, where the Company receives a fixed price and pays a floating price based on NYMEX quoted prices. The basis risk for the pricing differentials between the points the Company sells its production and the NYMEX locations is not hedged. Changes in the basis during the term of a hedge may cause ineffectiveness of the hedge. As of September 30, 2004, the Company’s open forward position on its outstanding commodity hedging contracts, all of which were with BNP Paribas, was as follows:

Natural Gas	4th Qtr 2004		1st Qtr 2005		2nd Qtr 2005		3rd Qtr 2005		4th Qtr 2005
	Qty*	Price	Qty*	Price	Qty*	Price	Qty*	Price	Qty*	Price
	3,000	$5.00	6,000	$6.27	4,000	$6.03	4,000	$6.03	4,000	$6.03
	3,000	$5.94	2,000	$7.70	2,000	$6.50	2,000	$6.50	2,000	$6.70
* Quantity in MMBtu per day.

Crude Oil	4th Qtr 2004		1st Qtr 2005		2nd Qtr 2005		3rd Qtr 2005		4th Qtr 2005
	Qty**	Price	Qty**	Price	Qty**	Price	Qty**	Price	Qty**	Price
	700	$28.20	500	$33.28	500	$35.00	500	$34.65	500	$34.50
	300	$30.25	500	$35.73	500	$37.18	500	$36.18	500	$39.20

** Quantity in Barrels per day.

The fair value of the natural gas and oil hedging contracts in place at September 30, 2004, resulted in a liability of $7,646,000. Based on oil and gas pricing in effect at September 30, 2004, a hypothetical 10% increase in oil and gas prices would have increased the liability to $11,963,000 while a hypothetical 10% decrease in oil and gas prices would have decreased the liability to $3,329,000. Subsequent to September 30, 2004, the Company entered into the following natural gas hedging contracts with BNP Paribas:

2,000 MMBtu per day “swap” at fixed price of $8.14 for January 2005 through March 2005;

3,000 MMBtu per day “swap” at fixed price of $6.55 for April 2005 through June 2005;

3,000 MMBtu per day “swap” at fixed price of $6.50 for July 2005 through September 2005;

3,000 MMBtu per day “swap” at fixed price of $6.75 for October 2005 through December 2005

Debt and debt-related derivatives

In February 2003, the Company entered into three separate interest rate swaps with BNP Paribas covering a three year period (one of the interest rate swaps has now expired). The first interest rate swap, which had an effective date of February 26, 2003, expired on its maturity date of February 26, 2004, and was for $18,000,000 with a LIBOR swap rate of 1.53%. The second interest rate swap, which has an effective date of February 26, 2004 and a maturity date of November 8, 2004, is for $18,000,000 with a LIBOR swap rate of

2.25%. The third interest rate swap, which has an effective date of November 8, 2004 and a maturity date of February 26, 2006, is for $18,000,000 with a LIBOR swap rate of 3.46%. In February 2004, the Company entered into a fourth interest rate swap contract with BNP Paribas, which has an effective date of February 26, 2006 and a maturity date of February 26, 2007, for $23,000,000 with a LIBOR swap rate of 4.08%. The fair value of the interest rate swap contracts in place at September 30, 2004, resulted in a liability of $302,000. Based on interest rates in effect at September 30, 2004, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the liability.

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

Based on their evaluation as of September 30, 2004, the chief executive officer and chief financial officer of Goodrich Petroleum Corporation have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2004 to ensure that the information required to be disclosed by Goodrich Petroleum Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

On August 16, 2004, the Company filed a Form 8-K report containing its Second Quarter 2004 Earnings Release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

November 10, 2004	/s/ Walter G. Goodrich
Date	Walter G. Goodrich, Vice Chairman & Chief Executive Officer

November 10, 2004	/s/ D. Hughes Watler, Jr.
Date	D. Hughes Watler, Jr., Senior Vice President & Chief Financial Officer