Form 10-K/A
period 2003-12-31
GOODRICH PETROLEUM CORP
filed 2005-03-23
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated By Reference

Portions of the registrant’s annual proxy statement, filed on April 29, 2004, are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This amendment is being filed to expand Part II, Item 9A of the originally filed Report to address comments received from the Staff of the Securities and Exchange Commission.

PART II

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

As discussed below, based on their evaluation as of December 31, 2003, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act 1934) were not effective to ensure that the information required to be disclosed by Goodrich Petroleum Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In the preparation of the Company’s 2003 financial statements in this Form 10-K, the Company’s independent registered public accounting firm, KMPG LLP (“KPMG”), advised the Company of a methodology concern regarding the Company’s calculation of non-cash depreciation, depletion and amortization expense for 2003 and prior years. After an internal review, and discussions with KPMG, the Company determined that it had been calculating its depreciation, depletion and amortization expense rate incorrectly by dividing the net book value of each field by total proved reserves. Instead, the Company determined that the depreciation, depletion and amortization expense rate should have been calculated by taking the sum of (i) net book value of capitalized exploratory drilling and development costs divided by total proved developed reserves, and (ii) net book value of acquisition costs of proved properties and leasehold costs divided by total proved reserves. To correct the error, the Company undertook a project to perform recalculations of the Company’s historical depreciation, depletion and amortization expense using the appropriate cost segregation approach and reserve allocation bases. These calculations indicated that depreciation, depletion and amortization expense had been understated by an aggregate amount of approximately $5.3 million for the seven-year period, 1997-2003. Accordingly, the Company restated its previously reported depletion, depreciation and amortization expense in its audited financial statements for the years ended December 31, 2001 and 2002 and its unaudited quarterly income information for the four quarters of 2002 and the first three quarters of 2003.

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

In conjunction with its Audit Committee, the Company undertook steps to address the internal control deficiency that gave rise to the material weakness. The Company’s Audit Committee charter requires the Audit Committee to review any disclosures regarding deficiencies or weakness in the design or operation of internal controls. Acting in accordance with this mandate, the Company, under the supervision of the Audit Committee, engaged in a reevaluation of significant accounting policies of the Company in an effort to determine whether similar problems existed. This thorough review of the Company’s accounting policies did not reveal any other exceptions in the Company’s application of generally accepted accounting principles. The Company believes that the above described procedures have remedied the material weakness in internal control over financial reporting.

Except for any changes in processes and procedures related to the matter noted above, there were no changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

	By:	/S/ WALTER G. GOODRICH
Date: March 23, 2005		Walter G. Goodrich Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 23, 2005

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