Form 10-Q
period 2005-06-30
GOODRICH PETROLEUM CORP
filed 2005-08-15
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2005

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

At August 12, 2005, there were 24,780,496 shares of Goodrich Petroleum Corporation common stock outstanding.

GOODRICH PETROLEUM CORPORATION

INDEX TO FORM 10-Q

June 30, 2005

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$955,600	$3,449,210
Accounts receivable
Trade and other, net of allowance	5,562,982	7,183,356
Accrued oil and gas revenue	4,339,580	3,121,932
Prepaid insurance and other	695,109	631,472
Fair value of interest rate derivatives	22,489	—

Total current assets	11,575,760	14,385,970

PROPERTY AND EQUIPMENT
Oil and gas properties (successful efforts method)	210,860,934	159,903,454
Furniture, fixtures and equipment	951,324	821,236

	211,812,258	160,724,690
Less accumulated depletion, depreciation and amortization	(58,388,882)	(51,319,998)

Net property and equipment	153,423,376	109,404,692

OTHER ASSETS
Restricted cash and investments	2,039,000	2,039,000
Deferred taxes	6,650,000	2,070,000
Other	355,661	77,418

Total other assets	9,044,661	4,186,418

TOTAL ASSETS	$174,043,797	$127,977,080

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	June 30, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$30,039,429	$23,352,051
Accrued liabilities	10,456,630	3,214,103
Fair value of oil and gas derivatives	10,401,670	1,834,195
Fair value of interest rate derivatives	—	144,042
Current portion of other non-current liabilities	91,605	91,605

Total current liabilities	50,989,334	28,635,996

LONG TERM DEBT	—	27,000,000

OTHER NON-CURRENT LIABILITIES
Accrued abandonment costs	7,176,327	6,718,895
Production payment payable and other	58,469	296,960
Fair value of oil and gas derivatives	4,933,003	—
Fair value of interest rate derivatives	10,990	17,925

Total liabilities	63,168,123	62,669,776

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 10,000,000 shares:
Series A convertible preferred stock, par value $1.00 per share; issued and outstanding 791,968 shares (liquidation preference $10 per share, aggregating to $7,919,680)	791,968	791,968
Common stock, par value $0.20 per share; authorized 50,000,000 shares; issued and outstanding, 24,778,662 and 20,587,074 shares	4,955,731	4,117,414
Additional paid-in capital	109,686,255	55,408,587
Retained earnings	2,644,095	9,555,977
Unamortized restricted stock awards	(2,479,900)	(1,762,001)
Accumulated other comprehensive income (loss)	(4,722,475)	(2,804,641)

Total stockholders’ equity	110,875,674	65,307,304

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,043,797	$127,977,080

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2005	2004
REVENUES
Oil and gas revenues	$13,279,805	$9,175,255
Other	33,171	15,579

Total revenues	13,312,976	9,190,834

OPERATING EXPENSES
Lease operating expense	2,287,983	1,613,198
Production taxes	970,527	585,241
Depletion, depreciation and amortization	5,744,995	2,433,732
Exploration	2,418,162	1,079,978
General and administrative	1,836,911	1,327,377

Total operating expenses	13,258,578	7,039,526

OPERATING INCOME	54,398	2,151,308

OTHER INCOME (EXPENSE)
Interest expense	(488,134)	(254,211)
Loss on derivatives not qualifying for hedge accounting	(268,490)	—
Gain (loss) on sale of assets	18,000	(58,845)

Total other income (expense)	(738,624)	(313,056)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(684,226)	1,838,252
Income taxes	(239,219)	(992,681)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(445,007)	2,830,933
DISCONTINUED OPERATIONS INCLUDING GAIN ON SALE, NET OF INCOME TAXES	—	59,121

NET INCOME (LOSS)	(445,007)	2,890,054
Preferred stock dividends	158,201	158,203

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(603,208)	$2,731,851

NET INCOME (LOSS) PER COMMON SHARE - BASIC
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(0.02)	$0.15
DISCONTINUED OPERATIONS	—	—

NET INCOME (LOSS)	$(0.02)	$0.15

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(0.03)	$0.14

NET INCOME (LOSS) PER COMMON SHARE - DILUTED
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(0.02)	$0.13
DISCONTINUED OPERATIONS	—	—

NET INCOME (LOSS)	$(0.02)	$0.13

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(0.03)	$0.13

AVERAGE COMMON SHARES OUTSTANDING - BASIC	23,460,920	19,040,347
AVERAGE COMMON SHARES OUTSTANDING - DILUTED	23,460,920	21,038,770

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2005	2004
REVENUES
Oil and gas revenues	$25,711,134	$19,841,008
Other	162,390	114,318

Total revenues	25,873,524	19,955,326

OPERATING EXPENSES
Lease operating expense	4,531,671	3,128,066
Production taxes	1,756,894	1,272,640
Depletion, depreciation and amortization	11,591,095	5,140,961
Exploration	3,942,369	2,016,803
General and administrative	3,456,450	2,832,783

Total operating expenses	25,278,479	14,391,253

OPERATING INCOME	595,045	5,564,073

OTHER INCOME (EXPENSE)
Interest expense	(795,212)	(471,142)
Loss on derivatives not qualifying for hedge accounting	(10,111,829)	—
Gain (loss) on sale of assets	169,196	(58,845)

Total other income (expense)	(10,737,845)	(529,987)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,142,800)	5,034,086
Income taxes	(3,547,320)	125,861

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,595,480)	4,908,225
DISCONTINUED OPERATIONS INCLUDING GAIN ON SALE, NET OF INCOME TAXES	—	106,267

NET INCOME (LOSS)	(6,595,480)	5,014,492
Preferred stock dividends	316,402	316,568

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(6,911,882)	$4,697,924

NET INCOME (LOSS) PER COMMON SHARE - BASIC
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(0.30)	$0.26
DISCONTINUED OPERATIONS	—	0.01

NET INCOME (LOSS)	$(0.30)	$0.27

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(0.31)	$0.25

NET INCOME (LOSS) PER COMMON SHARE - DILUTED
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(0.30)	$0.24
DISCONTINUED OPERATIONS	—	—

NET INCOME (LOSS)	$(0.30)	$0.24

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(0.31)	$0.23

AVERAGE COMMON SHARES OUTSTANDING - BASIC	22,128,950	18,726,959
AVERAGE COMMON SHARES OUTSTANDING - DILUTED	22,128,950	20,695,895

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$(6,595,480)	$5,014,491
Adjustments to reconcile net income to cash provided by operating activities
Depletion, depreciation and amortization	11,591,095	5,140,961
Deferred income taxes	(3,547,320)	183,081
Unrealized loss on derivatives not qualifying for hedge accounting	10,332,685	—
Amortization of leasehold costs	1,198,981	537,808
Dry hole expense	1,887,986	—
(Gain) loss on sale of assets	(169,196)	58,845
Non-cash effect of discontinued operations	—	93,236
Other non-cash items	554,407	89,005
Net change in:
Accounts receivable	402,726	(2,529,098)
Prepaid insurance and other	(63,637)	(118,167)
Accounts payable	6,687,378	5,144,064
Accrued liabilities	7,242,527	36,588

Net cash provided by operating activities	29,522,152	13,650,814

INVESTING ACTIVITIES
Capital expenditures	(58,111,039)	(16,387,300)
Proceeds from sale of assets	148,086	—

Net cash used in investing activities	(57,962,953)	(16,387,300)

FINANCING ACTIVITIES
Principal payments of bank borrowings	(45,000,000)	(1,000,000)
Net proceeds from bank borrowings	17,850,019	4,000,000
Net proceeds of public equity offering	53,175,000	—
Exercise of stock warrants and options	477,065	122,897
Production payments	(238,491)	(163,355)
Preferred stock dividends	(316,402)	(316,569)

Net cash provided by financing activities	25,947,191	2,642,973

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,493,610)	(93,513)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,449,210	1,488,852

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$955,600	$1,395,339

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid – In Capital	Retained Earnings (Deficit)	Unamortized Restricted Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	791,968	$791,968	18,130,011	$3,626,002	$53,359,023	$(8,338,403)	$(381,598)	$(997,998)	$48,058,994
Net Income	—	—	—	—	—	5,014,491	—	—	5,014,491
Other Comprehensive Income (Loss); Net of Tax
Net Derivative (Loss), net of tax of $1,400,092	—	—	—	—	—	—	—	(2,600,172)	(2,600,172)
Reclassification Adjustment, net of tax of $1,012,548	—	—	—	—	—	—	—	1,880,446	1,880,446

Total Comprehensive Income									4,294,765
Issuance and Amortization of Restricted Stock	—	—	4,331	866	1,010,250	—	(743,356)	—	267,760
Exercise of Stock Warrants	—	—	997,279	199,456	(76,559)	—	—	—	122,897
Preferred Stock Dividends	—	—	—	—	—	(316,569)	—	—	(316,569)

Balance at June 30, 2004	791,968	$791,968	19,131,621	$3,826,324	$54,292,714	$(3,640,481)	$(1,124,954)	$(1,717,724)	$52,427,847

Balance at December 31, 2004	791,968	$791,968	20,587,074	$4,117,414	$55,408,587	$9,555,977	$(1,762,001)	$(2,804,641)	$65,307,304
Net Loss	—	—	—	—	—	(6,595,480)	—	—	(6,595,480)
Other Comprehensive Income (Loss); Net of Tax
Net Derivative (Loss), net of tax of $2,358,974	—	—	—	—	—	—	—	(4,380,952)	(4,380,952)
Reclassification Adjustment, net of tax of $1,326,295	—	—	—	—	—	—	—	2,463,118	2,463,118

Total Comprehensive Loss									(8,513,314)
Public Equity Offering	—	—	3,710,000	742,000	52,433,000	—		—	53,175,000
Issuance and Amortization of Restricted Stock	—	—	96,356	19,271	1,204,649	—	(717,899)	—	506,021
Exercise of Stock Warrants and Options	—	—	371,000	74,200	402,865	—	—	—	477,065
Director Stock Grants	—	—	14,232	2,846	237,154	—	—	—	240,000
Preferred Stock Dividends	—	—	—	—	—	(316,402)	—	—	(316,402)

Balance at June 30, 2005	791,968	$791,968	24,778,662	$4,955,731	$109,686,255	$2,644,095	$(2,479,900)	$(4,722,475)	$110,875,674

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

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

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Since the issuance of its Form 10-K for the year ended December 31, 2004, the Company has changed the presentation of its Statement of Operations by creating a new subtotal called Operating Income, defined as Revenues minus Operating Expenses, and adding a new section following Operating Income called Other Income (Expense). Included in Other Income (Expense) are interest expense, gain (loss) on derivatives not qualifying for hedge accounting, and gain (loss) on asset sales. Where appropriate, reclassifications have been made to the 2004 amounts to conform to the 2005 presentation.

The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Abandonment Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability must be recorded in the periods in which the obligation meets the definition of a liability, which is generally when the asset is placed in service. Prior to the adoption of SFAS No. 143, the Company recorded liabilities for the abandonment of oil and gas properties only in its two largest fields, with such liabilities amounting to $4,881,000 as of December 31, 2002. In accordance with the transition provisions of SFAS No. 143, the Company recorded an adjustment to recognize additional estimated liabilities for the abandonment of oil and gas properties, as of January 1, 2003, in the amount of $1,408,000, and additional oil and gas properties, net of accumulated depletion, depreciation and amortization, in the amount of $1,092,000. Any subsequent difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company’s earnings. To recognize the cumulative effect of this change in accounting principle, the Company recorded a charge to earnings as of January 1, 2003 in the amount of $205,000, reflecting the $316,000 difference between the adjustments to the liability and asset accounts, net of the related income tax effect. For the six months ended June 30, 2005 and 2004, the Company recorded the following activity in the abandonment liability:

	Six Months Ended June 30,
	2005	2004
Beginning Balance	$6,810,500	$6,601,186
Accretion of liability	162,632	155,752
Liability of newly added wells	294,800	230,925
Abandonment costs incurred	—	—

Ending balance	7,267,932	6,987,863
Less current portion	(91,605)	(91,605)

	$7,176,327	$6,896,258

Discontinued Operations

In October 2004, the Company sold its operated interests in the Marholl and Sean Andrew fields, along with its non-operated interests in the Ackerly field, all of which were located in West Texas, for gross proceeds of approximately $2,100,000. The Company realized a pre-tax gain of $877,000 on the sale of these non-core properties. Prior period results of operations of these sold properties have been presented as discontinued operations in the accompanying consolidated statement of operations. Results for these properties reported as discontinued operations for the three months and six months ended June 30, 2004 were as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Oil and gas sales	$175,623	$336,396
Operating expenses	(84,668)	(172,909)
Gain on sale	—	—

Income before taxes	90,955	163,487
Income tax expense	31,834	57,220

Income from discontinued operations	$59,121	$106,267

NOTE B – New Accounting Pronouncements

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

In April 2005, the FASB issued FASB Staff Position (FSP) 19-1 to provide guidance on the accounting for exploratory well costs and to amend SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to companies that use the successful efforts method of accounting as described in SFAS No. 19. This FSP clarifies that exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Company adopted the guidance in this FSP prospectively in April 2005 and the adoption had no impact on its financial statements.

NOTE C – Public Equity Offering

In May 2005, the Company completed a public offering of 3,710,000 shares of its common stock at an offering price of $15.40 per share resulting in net proceeds of $53,175,000, after underwriting discount and offering costs. The Company used the proceeds to repay all outstanding indebtedness to BNP Paribas under its senior credit facility in the amount of $39,500,000 (see Note D) with the balance being added to working capital to be used primarily to fund an accelerated drilling program in the Cotton Valley Trend of East Texas and Northwest Louisiana.

NOTE D – Senior Credit Facility

The Company has a senior credit facility with BNP Paribas in the amount of $65,000,000, which matures on February 25, 2008, and provides for Tranche A borrowings of up to $50,000,000 and Tranche B borrowings of up to $15,000,000.

Borrowings under Tranche A are subject to periodic redeterminations of the borrowing base which was established at $44,000,000 in February 2005. Interest on Tranche A borrowings accrues at a rate calculated, at the option of the Company, at either the BNP Paribas base rate plus 0.00% to 0.50%, or LIBOR plus 1.50%—2.50%, depending on borrowing base utilization. Prior to maturity, no principal payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the Tranche A credit facility. Borrowings under Tranche B can be made at the option of the Company and with the approval of BNP Paribas to finance development of the Company’s acreage in the Cotton Valley Trend of East Texas and Northwest Louisiana. Interest on borrowings under the Tranche B accrues at a quarterly rate of LIBOR plus 5.0% and principal will be due on February 25, 2008.

The credit facility precludes the payment of dividends on the Company’s common stock and requires the Company to maintain a working capital ratio (as defined) of not less than 1.0:1.0, an interest coverage ratio for the trailing four quarters of at least 3.0 times, and a tangible net worth of not less than the sum of $53,392,838, plus 50% of the Company’s cumulative net income after September 30, 2004, plus 100% of the net proceeds of any equity issuance by the Company after September 30, 2004. As of June 30, 2005, the Company was in compliance with all such requirements. Substantially all the Company’s assets are pledged to secure the senior credit facility.

In April 2005, the credit agreement was amended to allow the Company to redraw the $7,500,000 initially advanced under Tranche B in the event that it was repaid within 30 days of a public equity offering. In May 2005, the Company completed a public equity offering (see Note C) and used the proceeds to repay all outstanding indebtedness under the senior credit facility in the amount of $39,500,000, including $7,500,000 initially advanced under Tranche B.

As of June 30, 2005, the Company had no outstanding borrowings under the senior credit facility and had total unutilized borrowing capacity at that date of $59,000,000. Subsequent to June 30, 2005, the Company made new borrowings under Tranche A of the senior credit facility, primarily to fund an accelerated drilling program in the Cotton Valley Trend of East Texas and Northwest Louisiana. As of August 12, 2005, the Company had outstanding borrowings of $15,500,000 and total unutilized borrowing capacity of $43,500,000. The next borrowing base redetermination is expected to be made in the third quarter of 2005.

In February 2003, the Company entered into three separate interest rate swaps with BNP Paribas covering a three year period, as further described below, and in February 2004, entered into another interest rate swap with BNP Paribas for an additional one year period (see “Quantitative and Qualitative Disclosures About Market Risk—Debt and debt-related derivatives”).

NOTE E – Hedging Activities

Commodity Hedging Activity

The Company enters into swap contracts or other hedging agreements from time to time to manage the commodity price risk for a portion of its production. The Company considers these to be hedging activities and, as such, monthly settlements on these contracts are reflected in its crude oil and natural gas sales. The Company’s strategy, which is administered by the Hedging Committee of the Board of Directors, and reviewed periodically by the entire Board of Directors, has been to hedge between 30% and 70% of its production. As of June 30, 2005, all of the commodity hedges utilized by the Company were in the form of fixed price swaps, where the Company receives a fixed price and pays a floating price based on NYMEX quoted prices. Hedge ineffectiveness results from differences in the NYMEX contract terms and the physical location, grade and quality of the Company’s oil and gas production. As of June 30, 2005, the Company’s open forward position on its outstanding commodity hedging contracts, all of which were with BNP Paribas, was as follows:

	Natural Gas		Crude Oil
	Quantity (MMBtu/d)	Average Price	Quantity (Barrels/d)	Average Price
Third Quarter 2005	15,000	$6.53	1,000	$35.42
Fourth Quarter 2005	15,000	6.61	1,000	36.85

First Quarter 2006	14,000	$7.05	700	$49.75
Second Quarter 2006	15,000	6.95	800	50.80
Third Quarter 2006	15,000	6.95	800	50.80
Fourth Quarter 2006	15,000	6.95	800	50.80

First Quarter 2007	10,000	$7.77	400	$53.35
Second Quarter 2007	—	—	400	53.35
Third Quarter 2007	—	—	400	53.35
Fourth Quarter 2007	—	—	400	53.35

The hedging contracts summarized above are based on floating NYMEX contract prices and fall within the Company’s targeted range of estimated net oil and gas production volumes for the applicable periods of 2005. The fair value of the crude oil and natural gas hedging contracts in place at June 30, 2005 resulted in a net liability of $15,335,000. As of June 30, 2005, $3,601,000 (net of $1,939,000 in income taxes) of deferred losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next twelve months. In the six months ended June 30, 2005, $1,833,000 of previously deferred losses (net of $987,000 in income taxes) was reclassified from accumulated other comprehensive income to oil and gas sales as the cash flow of the hedged items was recognized. In the six months ended June 30, 2005, the Company recognized in earnings a loss on derivatives not qualifying for hedge accounting in the amount of $10,112,000. This loss was recognized primarily because the Company’s natural gas hedges were deemed to be ineffective for the first and second quarters of 2005, accordingly, the changes in fair value of such hedges could no longer be reflected in other comprehensive income (also included in this loss amount are settlement payments on ineffective gas hedges). For the six months ended June 30, 2004, the Company’s earnings were not significantly affected by cash flow hedging ineffectiveness arising from the crude oil and gas hedging contracts.

Interest Rate Swaps

The Company has a variable-rate debt obligation that exposes the Company to the effects of changes in interest rates. To partially reduce its exposure to interest rate risk, the Company entered into three separate interest rate swaps with BNP Paribas in February 2003 covering a three year period which are designated as cash flow hedges (two of the interest rate swaps have now expired). The unexpired interest rate swap, which has an effective date of November 8, 2004 and a maturity date of February 26, 2006, is for $18,000,000 with a LIBOR swap rate of 3.46%. In February 2004, the Company entered into another interest rate swap contract with BNP Paribas, which has an effective date of February 26, 2006 and a maturity date of February 26, 2007, for $23,000,000 with a LIBOR swap rate of 4.08%. The fair value of the interest rate swap contracts in place at June 30, 2005, resulted in an asset of $11,000. As of June 30, 2005, $7,000 (net of $4,000 in income taxes) of deferred gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next twelve months. In the six months ended June 30, 2005, $28,000 of previously deferred losses (net of $15,000 in income taxes) was reclassified from accumulated other comprehensive income to interest expense as the cash flow of the hedged items was recognized. For the six months ended June 30, 2005 and 2004, the Company’s earnings were not significantly affected by cash flow hedging ineffectiveness of interest rates.

NOTE F – Net Income Per Share

Net income (loss) was used as the numerator in computing basic and diluted income per common share for the three months and six months ended June 30, 2005 and 2004. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic Method	23,460,920	19,040,347	22,128,950	18,726,959
Dilutive Stock Warrants	—	1,705,576	—	1,691,086
Dilutive Stock Options and Restricted Stock	—	292,847	—	277,850

Diluted Method	23,460,920	21,038,770	22,128,950	20,695,895

The computation of earnings per share for the three months and six months ended June 30, 2005 and 2004 considered exercisable stock warrants and stock options to the extent that the exercise of such securities would have been dilutive under the treasury stock method. The computation of earnings per share for the three months and six months ended June 30, 2005 and 2004 did not consider preferred stock which is convertible into shares of common stock because the effect of such conversion would have been antidilutive.

In February 2003, the Company issued 125,157 shares of its common stock to the holders of 1,016,500 outstanding stock options in exchange for the cancellation of such options (at the time of cancellation, the options were antidilutive). Based on the value of the Company’s common stock at the time of the exchange, the Company recorded a non-cash charge to earnings in February 2003 in the amount of $403,000 related to the issuance of shares in lieu of cancelled options. At the same time, the Company commenced granting a series of restricted share awards, with three year vesting periods, to certain employees under a stockholder approved equity compensation plan. Based on the value of the Company’s common stock at the time of the grants, those awards resulted in charges to a contra equity account and credits to additional paid-in capital in the following amounts:

•	$483,000 for 150,000 restricted share awards granted in February 2003;

•	$54,000 for 11,500 restricted share awards granted in July and October 2003;

•	$1,147,000 for 166,300 restricted share awards granted in February 2004;

•	$209,100 for 19,500 restricted share awards granted in July through September 2004;

•	$762,500 for 52,950 restricted share awards granted in December 2004;

•	$1,086,500 for 54,500 restricted share awards granted in March 2005; and

•	$130,000 for 7,250 restricted share awards granted in April and May 2005

The charges to the contra equity account are being amortized to earnings as non-cash charges to general and administrative expenses over the three year vesting period of each restricted share award and resulted in non-cash charges to earnings of $506,000 and $268,000 in the six months ended June 30, 2005 and 2004, respectively. In the year ended December 31, 2004, the Company recorded a credit to the contra equity account and a charge to additional paid-in capital in the amount of $157,000 for the value of 28,918 non-vested restricted share awards that were forfeited by terminated employees. The amortization to earnings of restricted share awards has been adjusted to reflect such forfeitures. Assuming no additional restricted share awards or forfeitures, the Company will be required to record recurring non-cash charges to earnings of approximately $300,000 per quarter, related to the periodic vesting of the restricted share awards that have been issued to date.

The Company applies APB Opinion No. 25 in accounting for its stock compensation plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, net income for the three months and six months ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)
As reported	$(445,007)	$2,890,054	$(6,595,480)	$5,014,491
Restricted stock compensation expense included in net income, net of tax	170,744	130,122	328,914	267,760
Stock based compensation expense at fair value, net of tax	(277,553)	(131,857)	(542,532)	(271,229)

Pro forma	$(551,816)	$2,888,319	$(6,809,098)	$5,011,022

Net income (loss) applicable to common stock
As reported	$(603,208)	$2,731,851	$(6,911,882)	$4,697,922
Restricted stock compensation expense included in net income, net of tax	170,744	130,122	328,914	267,760
Stock based compensation expense at fair value, net of tax	(277,553)	(131,857)	(542,532)	(271,229)

Pro forma	$(710,017)	$2,730,116	$(7,125,500)	$4,694,453

Net income (loss) per share
As reported, basic	$(0.02)	$0.14	$(0.30)	$0.25
Pro forma, basic	(0.02)	0.14	(0.31)	0.25
As reported, diluted	(0.03)	0.13	(0.31)	0.23
Pro forma, diluted	(0.03)	0.13	(0.32)	0.23

NOTE G - Commitments and Contingencies

In July 2005, the Company received a Notice of Proposed Tax Due from the State of Louisiana asserting that the Company underpaid its Louisiana franchise taxes for the years 1998 through 2004 in the amount of $501,000. The Notice of Proposed Tax Due includes additional assessments of penalties and interest in the amount of $352,000 for a total asserted liability of $853,000. The Company believes that it has adequately paid its Louisiana franchise taxes for the years in question, therefore, it intends to vigorously contest the Notice of Proposed Tax Due. The Company has commenced its analysis of this contingency and has not recorded any provision for possible payment of additional Louisiana franchise taxes nor any related penalties and interest.

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

Changes in Results of Operations

Three months ended June 30, 2005 versus three months ended June 30, 2004 — Total revenues from continuing operations for the three months ended June 30, 2005 amounted to $13,313,000 compared to $9,191,000 for the three months ended June 30, 2004. Oil and gas sales for the three months ended June 30, 2005 were $13,280,000 compared to $9,175,000 for the three months ended June 30, 2004. This increase resulted from a 17% increase in oil and gas production volumes, due to an increase in Cotton Valley Trend production partially offset by a decline in South Louisiana production, as well as higher average prices for oil and gas. The following table presents the production volumes and pricing information for the comparative periods, with the average oil and gas prices including realized gains and losses on the effective portion of the Company’s commodity hedging program as further described under “Quantitative and Qualitative Disclosures about Market Risk – Commodity Hedging Activity.”

	Three months ended June 30, 2005		Three months ended June 30, 2004
	Production	Average Price	Production	Average Price
Gas (Mcf)	1,194,263	$7.12	1,020,746	$5.88
Oil (Bbls)	127,964	37.35	109,360	25.07

Other revenues for the three months ended June 30, 2005 were $33,000 compared to $16,000 for the three months ended June 30, 2004.

Lease operating expense from continuing operations was $2,288,000 for the three months ended June 30, 2005 versus $1,613,000 for the three months ended June 30, 2004, with the increase due to an increase in production volumes as well as an increase in operating expenses in South Louisiana. Production taxes from continuing operations were $971,000 in the three months ended June 30, 2005 compared to $585,000 in the second quarter of 2004, with the increase due to higher production volumes and rates. Depletion, depreciation and amortization expense from continuing operations was $5,745,000 for the three months ended June 30, 2005 versus $2,434,000 for the three months ended June 30, 2004, with the increase due to higher equivalent units of production, and higher depletion rates resulting from an increase in net capitalized development costs and a reduction in proved developed reserves. Exploration expense in the three months ended June 30, 2005 was $2,418,000 compared to $1,080,000 in the three months ended June 30, 2004, with the increase mainly due to dry hole costs in the amount of $1,246,000 applicable to an exploratory well drilled in East Baton Rouge Parish, Louisiana, which was plugged and abandoned in May 2005.

General and administrative expenses amounted to $1,837,000 in the three months ended June 30, 2005 versus $1,327,000 in the second quarter of 2004. The most significant factor in this variance resulted from an increase in the Company’s payroll and employee benefits expense to $1,304,000 in the three months ended June 30, 2005 from $819,000 in the three months ended June 30, 2004, primarily due to an increase in the number of employees. Net changes in other general and administrative expenses were essentially offsetting.

Interest expense was $488,000 in the three months ended June 30, 2005 compared to $254,000 in the three months ended June 30, 2004, with the increase attributable to an increase in rates and an increase in the level of average borrowings outstanding during the quarter.

Loss on derivatives not qualifying for hedge accounting amounted to $268,000 in the three months ended June 30, 2005, compared to zero in the three months ended June 30, 2004. The 2005 amount arose primarily because the Company’s natural gas hedges have been deemed to be ineffective since the fourth quarter of 2004, which has resulted in the changes in fair value of such hedges since that time being reflected in earnings rather than in other comprehensive income, a component of stockholders’ equity (also included in this loss amount are settlement payments on ineffective gas hedges). As applied to the Company’s hedging program, there must be a high degree of correlation between the actual prices received and the hedge prices in order to justify treatment as cash flow hedges pursuant to SFAS 133. In the fourth quarter of 2004, the Company initially determined that its gas hedges fell short of the effectiveness guidelines to be accounted for as cash flow hedges and, likewise, made the same determination in the first and second quarters of 2005. To the extent that the Company’s hedges are not deemed to be effective in the future, the Company will likewise be exposed to volatility in earnings resulting from changes in the fair value of its hedges.

Net gains on asset sales were $18,000 in the three months ended June 30, 2005 compared to a loss of $59,000 in the three months ended June 30, 2004 and resulted from minor dispositions in both periods.

Income taxes were a benefit of $239,000 in the three months ended June 30, 2005 representing 35% of the pre-tax loss. Income taxes from continuing operations were a benefit of $993,000 in the three months ended June 30, 2004 reflecting a revision in the deferred tax valuation allowance of $1,636,000, based on the anticipated reversal of temporary differences.

Six months ended June 30, 2005 versus six months ended June 30, 2004 — Total revenues from continuing operations for the six months ended June 30, 2005 amounted to $25,874,000 compared to $19,955,000 for the six months ended June 30, 2004. Oil and gas sales for the six months ended June 30, 2005 were $25,711,000 compared to $19,841,000 for the six months ended June 30, 2004. This increase resulted from an 11% increase in oil and gas production volumes, due to an increase in Cotton Valley Trend production partially offset by a decline in South Louisiana production, as well as higher average prices for oil and gas. The following table presents the production volumes and pricing information for the comparative periods, with the average oil and gas prices including realized gains and losses on the effective portion of the Company’s commodity hedging program as further described under “Quantitative and Qualitative Disclosures about Market Risk – Commodity Hedging Activity.”

	Six months ended June 30, 2005		Six months ended June 30, 2004
	Production	Average Price	Production	Average Price
Gas (Mcf)	2,520,607	$6.79	2,018,188	$5.87
Oil (Bbls)	226,057	38.00	245,391	30.55

Other revenues for the six months ended June 30, 2005 were $162,000 compared to $114,000 for the six months ended June 30, 2004.

Lease operating expense from continuing operations was $4,532,000 for the six months ended June 30, 2005 versus $3,128,000 for the six months ended June 30, 2004, with the increase due to an increase in production volumes as well as an increase in operating expenses in South Louisiana. Production taxes from continuing operations were $1,757,000 in the six months ended June 30, 2005 compared to $1,273,000 in the six months ended June 30, 2004, with the increase due to higher production volumes and rates. Depletion, depreciation and amortization expense from continuing operations was $11,591,000 for the six months ended June 30, 2005 versus $5,141,000 for the six months ended June 30, 2004, with the increase due to higher equivalent units of production, and higher depletion rates resulting from an increase in net capitalized development costs and a reduction in proved developed reserves. Exploration expense in the six months ended June 30, 2005 was $3,942,000 compared to $2,017,000 in the six months ended June 30, 2004, with the increase mainly due to dry hole costs in the amount of $1,888,000 applicable to an exploratory well drilled in East Baton Rouge Parish, Louisiana, which was plugged and abandoned in May 2005.

General and administrative expenses amounted to $3,456,000 in the six months ended June 30, 2005 versus $2,833,000 in the six months ended June 30, 2004. The most significant factor in this variance resulted from an increase in the Company’s payroll and employee benefits expense to $2,366,000 in the six months ended June 30, 2005 from $1,602,000 in the six months ended June 30, 2004, primarily due to an increase in the number of employees. Partially offsetting this increase was a net decrease in other administrative expenses, primarily legal fees.

Interest expense was $795,000 in the six months ended June 30, 2005 compared to $471,000 in the six months ended June 30, 2004, with the increase attributable to an increase in rates and an increase in the level of average borrowings outstanding during the period.

Loss on derivatives not qualifying for hedge accounting amounted to $10,112,000 in the six months ended June 30, 2005, compared to zero in the six months ended June 30, 2004. The 2005 amount arose primarily because the Company’s natural gas hedges have been deemed to be ineffective since the fourth quarter of 2004, which has resulted in the changes in fair value of such hedges since that time being reflected in earnings rather than in other comprehensive income, a component of stockholders’ equity (also included in this loss amount are settlement payments on ineffective gas hedges). As applied to the Company’s hedging program, there must be a high degree of correlation between the actual prices received and the hedge prices in order to justify treatment as cash flow hedges pursuant to SFAS 133. In the fourth quarter of 2004, the Company initially determined that its gas hedges fell short of the effectiveness guidelines to be accounted for as cash flow hedges and, likewise, made the same determination in the first and second quarters of 2005. To the extent that the Company’s hedges are not deemed to be effective in the future, the Company will likewise be exposed to volatility in earnings resulting from changes in the fair value of its hedges.

Net gains on asset sales were $169,000 in the six months ended June 30, 2005 compared to a loss of $59,000 in the six months ended June 30, 2004 and resulted from minor dispositions in both periods.

Income taxes were a benefit of $3,547,000 in the six months ended June 30, 2005 representing 35% of the pre-tax loss. Income taxes from continuing operations were an expense of $126,000 in the six months ended June 30, 2004 reflecting a revision in the deferred tax valuation allowance of $1,636,000, based on the anticipated reversal of temporary differences.

Liquidity and Capital Resources

Net cash provided by operating activities was $29,522,000 in the six months ended June 30, 2005 compared to $13,651,000 in the six months ended June 30, 2004. The increase in the 2005 period reflects higher oil and gas revenues, partially offset by increases in lease operating and exploration expenses. The operating cash flow amounts are net of changes in current assets and current liabilities, which resulted in an increase in operating cash flow of $14,269,000 in the six months ended June 30, 2005, compared to an increase of $2,533,000 in the six months ended June 30, 2004.

Net cash used in investing activities was $57,963,000 in the six months ended June 30, 2005, compared to $16,387,000 in the six months ended June 30, 2004. In the first two quarters of 2005, capital expenditures totaled $58,111,000, as the Company incurred substantial drilling costs in East Texas and Northwest Louisiana (see “Cotton Valley Drilling Program”) as well as in South Louisiana. In the first two quarters of 2004, capital expenditures totaled $16,387,000, as the Company participated in the drilling of two successful exploratory wells in the Burrwood/West Delta 83 field in South Louisiana and commenced its Cotton Valley Drilling Program.

Net cash provided by financing activities was $25,947,000 in the six months ended June 30, 2005 compared to $2,643,000 in the six months ended June 30, 2004. In May 2005, the Company completed a public offering of 3,710,000 shares of its common stock resulting in net proceeds of $53,175,000 which was used to repay all outstanding indebtedness to BNP Paribas under a senior credit facility in the amount of $39,500,000, including net borrowings of $12,350,000 that were made in the six months ended June 30, 2005 prior to the offering. Also in the six months ended June 30, 2005, exercises of stock warrants and options provided cash of $477,000, while preferred stock dividends and production payments used cash of $555,000. In the six months ended June 30, 2004, net borrowings under the senior credit facility provided cash of $3,000,000 and exercises of stock warrants and options provided cash of $123,000, while preferred stock dividends and production payments used cash of $480,000.

In April 2005, the Company announced that its Board of Directors had authorized an increase in its 2005 capital expenditure budget to approximately $95 million, subject to quarterly approval. Approximately two-thirds of the 2005 capital expenditure budget is expected to be focused on a relatively low risk development drilling program in the Cotton Valley Trend of East Texas and Northwest Louisiana (see “Cotton Valley Drilling Program”) and the remainder on the Company’s existing properties and new exploration programs. With the completion of the public equity offering in May 2005, the Company expects to finance its remaining 2005 capital expenditures through a combination of cash flow from operations and borrowings under its senior credit facility (see “Senior Credit Facility”).

Cotton Valley Drilling Program

In the first quarter of 2004, the Company commenced what it believes is a relatively low risk drilling program which is focused on the Cotton Valley Trend in the East Texas Basin in and around Rusk and Panola Counties, Texas, and DeSoto and Caddo Parishes, Louisiana. As of August 12, 2005, the Company had acquired or farmed in leases totaling approximately 69,000 gross acres (49,800 net acres), and is attempting to acquire additional acreage in the area. As of June 30, 2005, the Company had successfully drilled and completed 27 operated wells in the Cotton Valley formation. For the wells drilled and completed through June 30, 2005, the Company estimates that the average initial gross production rate per well is approximately 1,500 Mcfe of gas per day. Taking into account the expected decline following the initial production period, the Company’s net production volumes from its Cotton Valley Trend wells aggregated approximately 7,900 Mcfe of gas per day in the second quarter of 2005, or approximately 36% of its total oil and gas production in the period, compared to less than 1% of its total oil and gas production in the second quarter of 2004.

In East Texas, the Company began leasing acreage in the first quarter of 2004 and commenced a drilling program in April 2004. As of June 30, 2005, the Company had drilled and completed a total of 23 successful wells in East Texas on its operated acreage targeting the Cotton Valley formation. The Company has a 100% working interest in 14 of the completed wells and an 86% working interest in 9 of the completed wells.

In Northwest Louisiana, the Company commenced a drilling program targeting the Cotton Valley formation in the first quarter of 2004 and has currently completed four Cotton Valley wells. The Company’s initiative in this area began in the third quarter of 2003, when it obtained, via farmout, exploration rights to approximately 18,000 gross acres in the Bethany-Longstreet field. The Company retains continuous drilling rights to the entire block so long as it drills at least one well within 120 days from previous operations. For each productive well drilled under the agreement, the Company earns an assignment to 160 acres. The Company began exploration and development drilling activities in the field and completed three successful wells in a shallower formation in the fourth quarter of 2003. The Company has a 70% working interest in the Bethany-Longstreet field.

South Louisiana Operations

Burrwood/West Delta 83 Fields — During the first quarter of 2005, the initial well on the Company’s Tunney prospect in the Burrwood/West Delta 83 field went off production from the initial zone due to reservoir depletion. This well, in which the Company owns an approximate 40% working interest, was successfully recompleted in two sands in a dual completion in April 2005. In the second quarter of 2005, the Company commenced drilling of its Leonard and Frazier prospect wells, with the Leonard well being successful and the Frazier well being unsuccessful.

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

St. Gabriel Field — In July 2004, the Company announced that it had acquired a 70% working interest in 3-D seismic permits and oil and gas lease options enabling it to acquire an approximate 30 square mile 3-D seismic survey over the St. Gabriel field in Ascension and Iberville Parishes, Louisiana. The Company commenced shooting the 3-D seismic survey in July 2004 and data acquisition was completed in September 2004. Processing of the data was completed in November 2004 and drilling of a well on the initial seismic prospect is expected to begin in the fourth quarter of 2005.

Senior Credit Facility

The Company has a senior credit facility with BNP Paribas in the amount of $65,000,000, which matures on February 25, 2008, and provides for Tranche A borrowings of up to $50,000,000 and Tranche B borrowings of up to $15,000,000.

Borrowings under Tranche A are subject to periodic redeterminations of the borrowing base which was established at $44,000,000 in February 2005. Interest on Tranche A borrowings accrues at a rate calculated, at the option of the Company, at either the BNP Paribas base rate plus 0.00% to 0.50%, or LIBOR plus 1.50%—2.50%, depending on borrowing base utilization. Prior to maturity, no principal payments are required so long as the maximum borrowing base amount exceeds the amounts outstanding under the Tranche A credit facility. Borrowings under Tranche B can be made at the option of the Company and with the approval of BNP Paribas to finance development of the Company’s acreage in the Cotton Valley Trend of East Texas and Northwest Louisiana. Interest on borrowings under the Tranche B accrues at a quarterly rate of LIBOR plus 5.0% and principal will be due on February 25, 2008.

The credit facility precludes the payment of dividends on the Company’s common stock and requires the Company to maintain a working capital ratio (as defined) of not less than 1.0:1.0, an interest coverage ratio for the trailing four quarters of at least 3.0 times, and a tangible net worth of not less than the sum of $53,392,838, plus 50% of the Company’s cumulative net income after September 30, 2004, plus 100% of the net proceeds of any equity issuance by the Company after September 30, 2004. As of June 30, 2005, the Company was in compliance with all such requirements. Substantially all the Company’s assets are pledged to secure the senior credit facility.

In April 2005, the credit agreement was amended to allow the Company to redraw the $7,500,000 initially advanced under Tranche B in the event that it was repaid within 30 days of a public equity offering. In May 2005, the Company completed a public equity offering (see “Liquidity and Capital Resources”) and used the proceeds to repay all outstanding indebtedness under the senior credit facility in the amount of $39,500,000, including $7,500,000 initially advanced under Tranche B.

As of June 30, 2005, the Company had no outstanding borrowings under the senior credit facility and had total unutilized borrowing capacity at that date of $59,000,000. Subsequent to June 30, 2005, the Company made new borrowings under Tranche A of the senior credit facility, primarily to fund its Cotton Valley Drilling Program. As of August 12, 2005, the Company had outstanding borrowings of $15,500,000 and total unutilized borrowing capacity of $43,500,000. The next borrowing base redetermination is expected to be made in the third quarter of 2005.

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

In April 2005, the FASB issued FASB Staff Position (FSP) 19-1 to provide guidance on the accounting for exploratory well costs and to amend SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to companies that use the successful efforts method of accounting as described in SFAS No. 19. This FSP clarifies that exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Company adopted the guidance in this FSP prospectively in April 2005 and the adoption had no impact on its financial statements.

Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedging Activity

The Company enters into futures contracts or other hedging agreements from time to time to manage the commodity price risk for a portion of its production. The Company considers these to be hedging activities and, as such, monthly settlements on these contracts are reflected in its crude oil and natural gas sales. The Company’s strategy, which is administered by the Hedging Committee of the Board of Directors, and reviewed periodically by the entire Board of Directors, has been to hedge between 30% and 70% of its production. As of June 30, 2005, all of the commodity hedges utilized by the Company were in the form of fixed price swaps, where the Company receives a fixed price and pays a floating price based on NYMEX quoted prices. As of June 30, 2005, the Company’s open forward position on its outstanding commodity hedging contracts, all of which were with BNP Paribas, was as follows:

	Natural Gas		Crude Oil
	Quantity (MMBtu/d)	Average Price	Quantity (Barrels/d)	Average Price
Third Quarter 2005	15,000	$6.53	1,000	$35.42
Fourth Quarter 2005	15,000	6.61	1,000	36.85

First Quarter 2006	14,000	$7.05	700	$49.75
Second Quarter 2006	15,000	6.95	800	50.80
Third Quarter 2006	15,000	6.95	800	50.80
Fourth Quarter 2006	15,000	6.95	800	50.80

First Quarter 2007	10,000	$7.77	400	$53.35
Second Quarter 2007	—	—	400	53.35
Third Quarter 2007	—	—	400	53.35
Fourth Quarter 2007	—	—	400	53.35

The hedging contracts summarized above fall within the Company’s targeted range of its estimated net oil and gas production volumes for the applicable periods of 2005. The fair value of the crude oil and natural gas hedging contracts in place at June 30, 2005 resulted in a liability of $15,335,000. Based on oil and gas pricing in effect at June 30, 2005, a hypothetical 10% increase in oil and gas prices would have increased the liability to $26,185,000 while a hypothetical 10% decrease in oil and gas prices would have decreased the liability to $4,793,000.

Debt and debt-related derivatives

In February 2003, the Company entered into three separate interest rate swaps with BNP Paribas covering a three year period (one of the interest rate swaps has now expired). The unexpired interest rate swap, which has an effective date of November 8, 2004 and a maturity date of February 26, 2006, is for $18,000,000 with a LIBOR swap rate of 3.46%. In February 2004, the Company entered into another interest rate swap contract with BNP Paribas, which has an effective date of February 26, 2006 and a maturity date of February 26, 2007, for $23,000,000 with a LIBOR swap rate of 4.08%. The fair value of the interest rate swap contracts in place at June 30, 2005, resulted in an asset of $11,000. Based on interest rates at June 30, 2005, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the liability.

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

Based on their evaluation as of June 30, 2005, the chief executive officer and chief financial officer of Goodrich Petroleum Corporation have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2005 to ensure that the information required to be disclosed by Goodrich Petroleum Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of the Company’s legal proceedings, see Note G to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q, and Part I, Item 3 of the Company’s Form 10-K filed on March 25, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on May 24, 2005. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld, and abstaining or not voting as to each matter.

Election of Class I Directors

	FOR	WITHHELD
Josiah T. Austin	20,284,302	167,501
Geraldine A. Ferraro	20,312,170	139,633
Gene Washington	20,356,177	95,626

Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2005

FOR	AGAINST	WITHHELD
20,190,031	240,180	21,592

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

31.1	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION
(Registrant)

August 15, 2005 Date	/s/ Walter G. Goodrich
Walter G. Goodrich,
Vice Chairman & Chief Executive Officer

August 15, 2005 Date	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.,
Senior Vice President & Chief Financial Officer