Form 10-K/A
period 2005-12-31
GOODRICH PETROLEUM CORP
filed 2006-04-10
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

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

Cautionary Statement Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding reserve estimates, planned capital expenditures, future oil and gas production and prices, future drilling activity, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates and such revisions could change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from our expectations include changes in oil and gas prices, changes in regulatory or environmental policies, production difficulties, transportation difficulties and future drilling results. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005, as originally filed with the SEC on March 14, 2006, to correct a typographical error.

Under Part IV, Item 15. Exhibits and Financial Statement Schedules, page 68 of the previously filed Form 10-K, beginning of period proved developed reserves for natural gas in 2004 were incorrectly stated as 123,429 million cubic feet (“MMcf”), rather than 23,429 MMcf. This Amendment No. 1 corrects that error. Other than the correction of this typographical error, this Amendment No. 1 does not include any restatements or corrections of any previously reported financial statements or change any other disclosures.

In accordance with Rule 12b-15 of the Exchange Act, we are required to include in this Amendment No. 1 the entire Item 15. in which the typographical error occurred. Refer to page 33 of this Amendment No. 1 in the discussion regarding “Oil and Natural Gas Reserves” for the corrected amount.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2005 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on March 14, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

    (a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page 7.

    (a) (3) Exhibits

1.1	Purchase Agreement by among Goodrich Petroleum Corporation, Bear, Sterns & Co. Inc. and BNP Paribas Securities Corp. dated December 16, 2005 (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on December 16, 2005).

3.1	Amended and Restated Certificate of Incorporation of Goodrich Petroleum Corporation dated March 12, 1998 (Incorporated by reference to Exhibit 3.1 of the Company’s First Amended Registration Statement on Form S-1 (Registration No. 333-47078) filed November 22, 2000).

3.2	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.3 of the Company’s First Amended Registration Statement on Form S-1 (Registration No. 333-47078) filed November 22, 2000).

3.3	Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on December 22, 2005).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement filed February 20, 1996 on Form S-8 (File No. 33-01077)).

4.2	Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas dated November 9, 2001 (Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.3	Registration Rights Agreement dated December 21, 2005 among the Company, Bear, Sterns & Co. Inc. and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 22, 2005).

10.1	Goodrich Petroleum Corporation 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement filed June 13, 1995 on Form S-4 (File No. 33-58631)).

10.2	Consulting Services Agreement between Patrick E. Malloy and Goodrich Petroleum Corporation dated June 1, 2001 (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2001).

10.3	Goodrich Petroleum Corporation 1997 Nonemployee Director Compensation Plan (Incorporated by reference to the Company’s Proxy Statement filed April 27, 1998).

10.4	Form of Subscription Agreement dated September 27, 1999 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated October 15, 1999).

10.5	Purchase and Sale Agreement between Goodrich Petroleum Company, LLC and Malloy Energy Company, LLC, dated March 4, 2002 (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.6	Amended and Restated Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas dated February 25, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2005).

10.7	Severance Agreement between the Company and Walter G. Goodrich, dated April 25, 2003 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 21, 2005)

10.8	Severance Agreement between the Company and Robert C. Turnham, Jr., dated April 25, 2003 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 21, 2005)

10.9	First Amendment to the Amended and Restated Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas dated April 29, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report Form 10-Q for the quarterly period ended March 31, 2005).

10.10	Amended and Restated Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas dated November 17, 2005 (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on November 23, 2005).

10.11	Second Lien Term Loan Agreement among Goodrich Petroleum Company L.L.C., BNP Paribas and Certain Lenders, dated as of November 17, 2005 (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on November 23, 2005).

10.12	First Amendment to Amended and Restated Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas dated as of December 14, 2005 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on December 20, 2005).

10.13	First Amendment to Second Lien Term Loan Agreement among Goodrich Petroleum Company, L.L.C., BNP Paribas and Certain Lenders, dated as of December 14, 2005 (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on December 20, 2005).

**12.1	Ratio of Earnings to Fixed Charges

**12.2	Ratio of Earnings to Fixed Charges and Preference Securities Dividends

21	Subsidiaries of the Registrant

Goodrich Petroleum Company LLC— organized in state of Louisiana

Goodrich Petroleum Company—Lafitte, LLC—organized in state of Louisiana

Drilling & Workover Company, Inc.—incorporated in state of Louisiana

LECE, Inc.—incorporated in the state of Texas

*23.1	Consent of KPMG LLP

**23.2	Consent of Netherland, Sewell & Associates, Inc.

*31.1	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Previously filed as an exhibit to our originally filed 2005 Form 10-K.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of April, 2006.

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

We assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2005. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on pages 10 and 11.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Goodrich Petroleum Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Shreveport, Louisiana

March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Goodrich Petroleum Corporation:

We have audited management’s assessment, included in the accompanying report, “Management’s Annual Report on Internal Controls over Financial Reporting”, that Goodrich Petroleum Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Goodrich Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Goodrich Petroleum Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Goodrich Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

KPMG LLP

Shreveport, Louisiana

March 14, 2006

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$19,842	$3,449
Accounts receivable, trade and other, net of allowance	6,397	7,183
Accrued oil and gas revenue	11,863	3,122
Fair value of interest rate derivatives	107	—
Prepaid expenses and other	463	632

Total current assets	38,672	14,386

Property and equipment:
Oil and gas properties (successful efforts method)	316,286	159,904
Furniture, fixtures and equipment	1,075	821

	317,361	160,725
Less: Accumulated depletion, depreciation and amortization	(74,229)	(51,320)

Net property and equipment	243,132	109,405

Other assets:
Restricted cash and investments	2,039	2,039
Deferred tax asset	11,580	2,070
Other	1,103	77

Total other assets	14,722	4,186

Total assets	$296,526	$127,977

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,574	$23,352
Accrued liabilities	15,973	3,214
Fair value of oil and gas derivatives	23,271	1,834
Fair value of interest rate derivatives	—	144
Accrued abandonment costs	92	92

Total current liabilities	70,910	28,636
Long-term debt	30,000	27,000
Accrued abandonment costs	7,868	6,719
Production payment payable	—	297
Fair value of oil and gas derivatives	6,159	—
Fair value of interest rate derivatives	—	18

Total liabilities	114,937	62,670

Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized:
Series A convertible preferred stock, $1.00 par value, 791,968 shares issued and outstanding	792	792
Series B convertible preferred stock, $1.00 par value, 1,650,000 shares issued and outstanding	1,650	—
Common stock: $0.20 par value, 50,000,000 shares authorized; issued and outstanding 24,804,737 and 20,587,074 shares, respectively	4,961	4,117
Additional paid in capital	187,967	55,409
Retained earnings (deficit)	(8,649)	9,556
Unamortized restricted stock awards	(2,066)	(1,762)
Accumulated other comprehensive loss	(3,066)	(2,805)

Total stockholders’ equity	181,589	65,307

Total liabilities and stockholders’ equity	$296,526	$127,977

See notes to consolidated financial statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Oil and gas revenues	$68,008	$44,861	$31,663
Other	325	151	477

	68,333	45,012	32,140

Operating expenses:
Lease operating expense	9,931	7,402	6,099
Production taxes	4,053	3,105	2,288
Depreciation, depletion and amortization	25,563	11,562	8,996
Exploration	6,867	4,426	2,249
Impairment of oil and gas properties	340	—	335
General and administrative	8,702	5,821	5,314
(Gain) loss on sale of assets	(235)	(50)	66

	55,221	32,266	25,347

Operating income	13,112	12,746	6,793

Other income (expense):
Interest expense	(2,279)	(1,110)	(1,051)
Gain (loss) on derivatives not qualifying for hedge accounting	(37,680)	2,317	—
Gain on litigation judgment	—	2,118	—

	(39,959)	3,325	(1,051)

Income (loss) from continuing operations before income taxes	(26,847)	16,071	5,742
Income tax (expense) benefit	9,397	1,707	(2,016)

Income (loss) from continuing operations	(17,450)	17,778	3,726
Discontinued operations including gain on sale of assets, net of tax	—	749	196

Income (loss) before cumulative effect of accounting change	(17,450)	18,527	3,922
Cumulative effect of accounting change, net of tax	—	—	(205)

Net income (loss)	(17,450)	18,527	3,717
Preferred stock dividends	755	633	633

Net income (loss) applicable to common stock	$(18,205)	$17,894	$3,084

Net income (loss) per common share - basic
Income (loss) from continuing operations	$(0.75)	$0.91	$0.21
Discontinued operations	—	0.04	0.01

Before cumulative effect of accounting change	(0.75)	0.95	0.22
Cumulative effect of accounting change	—	—	(0.01)

Net income (loss)	$(0.75)	$0.95	$0.21

Net income (loss) applicable to common stock	$(0.78)	$0.92	$0.17

Net income (loss) per common share - diluted
Income (loss) from continuing operations	$(0.75)	$0.87	$0.18
Discontinued operations	—	0.04	0.01

Before cumulative effect of accounting change	(0.75)	0.91	0.19
Cumulative effect of accounting change	—	—	(0.01)

Net income (loss)	$(0.75)	$0.91	$0.18

Net income (loss) applicable to common stock	$(0.78)	$0.88	$0.15

Weighted average common shares outstanding - basic	23,333	19,552	18,064
Weighted average common shares outstanding - diluted	23,333	20,347	20,482

See notes to consolidated financial statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(17,450)	$18,527	$3,717
Adjustments to reconcile net income (loss) to net cash provided by operating activities –
Depletion, depreciation, and amortization	25,563	11,562	8,996
Unrealized (gain) loss on derivatives not qualifying for hedge accounting	26,960	(2,317)	—
Deferred income taxes	(9,396)	(1,303)	1,905
Dry hole costs	2,014	—	816
Amortization of leasehold costs	3,344	1,035	474
Impairment of oil and gas properties	340	—	335
Stock based compensation (non-cash)	1,144	580	155
Stock issued for cancelled options (non-cash)	—	—	403
Cumulative effect of change in accounting principle	—	—	316
(Gain) loss on sale of assets	(235)	(814)	66
Non-cash effect of discontinued operations, net	—	155	185
Other non-cash items	(36)	(516)	339
Changes in assets and liabilities –
Accounts receivable and other assets	(7,546)	(4,256)	(218)
Accounts payable and accrued liabilities	20,860	18,375	(301)

Net cash provided by operating activities	45,562	41,028	17,188

Cash flows from investing activities:
Capital expenditures	(164,551)	(47,501)	(19,898)
Proceeds from sale of assets	980	2,087	398

Net cash used in investing activities	(163,571)	(45,414)	(19,500)

Cash flows from financing activities:
Principal payments of bank borrowings	(118,500)	(1,000)	(1,600)
Proceeds from bank borrowings	121,500	8,000	3,100
Net proceeds from common stock offering	53,112	—	—
Net proceeds from preferred stock offering	79,775	—	—
Exercise of stock options and warrants	477	340	129
Production payments	(297)	(361)	(406)
Deferred financing costs	(971)	—	(140)
Preferred stock dividends	(634)	(633)	(633)
Other	(60)	—	—

Net cash provided by financing activities	134,402	6,346	450

Increase (decrease) in cash and cash equivalents	16,393	1,960	(1,862)
Cash and cash equivalents, beginning of period	3,449	1,489	3,351

Cash and cash equivalents, end of period	$19,842	$3,449	$1,489

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,862	$865	$902

Cash paid during the year for income taxes	$110	$30	$—

See notes to consolidated financial statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Series A Preferred Stock
Balance, beginning and end of year	792	$792	792	$792	792	$792

Series B Preferred Stock
Balance, beginning of year	—	$—	—	$—	—	$—
Offering of preferred stock	1,650	1,650	—	—	—	—

Balance, end of year	1,650	$1,650	—	$—	—	$—

Common Stock
Balance, beginning of year	20,587	$4,117	18,130	$3,626	17,914	$3,583
Offering of common stock	3,710	742	—	—	—	—
Issuance of common stock for cancelled stock options	—	—	—	—	125	25
Issuance and amortization of restricted stock	123	25	52	10	—	—
Exercise of stock options and warrants	371	74	2,376	475	91	18
Director stock grants	14	3	29	6	—	—

Balance, end of year	24,805	$4,961	20,587	$4,117	18,130	$3,626

Paid-in Capital
Balance, beginning of year		$55,409		$53,359		$52,333
Offering of common stock		52,370		—		—
Offering of preferred stock		78,125		—		—
Issuance of common stock for cancelled stock options		—		—		378
Issuance and amortization of restricted stock		1,423		1,951		537
Exercise of stock options and warrants		403		(135)		111
Director stock grants		237		234		—

Balance, end of year		$187,967		$55,409		$53,359

Retained Earnings (Deficit)
Balance, beginning of year		$9,556		$(8,338)		$(11,422)
Net income (loss)		(17,450)		18,527		3,717
Preferred stock dividends		(755)		(633)		(633)

Balance, end of year		$(8,649)		$9,556		$(8,338)

Unamortized Restricted Stock Awards
Balance, beginning of year		$(1,762)		$(382)		$—
Issuance and amortization of restricted stock		(304)		(1,380)		(382)

Balance, end of year		$(2,066)		$(1,762)		$(382)

Accumulated Other Comprehensive Loss
Balance, beginning of year		$(2,805)		$(998)		$(679)
Other comprehensive loss		(261)		(1,807)		(319)

Balance, end of year		$(3,066)		$(2,805)		$(998)

Total Stockholders’ Equity		$181,589		$65,307		$48,059

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

Depreciation and depletion of producing oil and gas properties are provided under the unit-of-production method. Proved developed reserves are used to compute unit rates for unamortized tangible and intangible development costs, and proved reserves are used for unamortized leasehold costs. As described in Note C, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations (“SFAS 143”) on January 1, 2003. Under SFAS 143, estimated asset retirement costs are generally recognized when the asset is placed in service, and are amortized over proved reserves using the units of production method. Prior to the adoption of SFAS 143, estimated dismantlement, abandonment and site restoration costs, net of salvage value, were generally recognized using the units of production method and were included in depreciation expense. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We apply APB 25 in accounting for our plans and, accordingly, no compensation cost has been recognized for our stock options in the financial statements. Had we determined compensation cost based on the fair value at the grant date for our stock options under SFAS 123, our net income (loss) would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2005, the FASB issued FASB Staff Position (“FSP”) 19-1 to provide guidance on the accounting for exploratory well costs and to amend SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“SFAS 19”). The guidance in FSP 19-1 applies to companies that use the successful efforts method of accounting as described in SFAS 19. This FSP clarifies that exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and we are making sufficient progress assessing the reserves and the economic and operating viability of the project. We adopted the guidance in this FSP prospectively in April 2005 and the adoption had no impact on our financial statements. We had no capitalized exploratory costs pending determination of reserves as of December 31, 2005.

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

NOTE C—Asset Retirement Obligations

SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets and requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. We adopted SFAS 143 on January 1, 2003 and recorded an incremental liability for asset retirement obligations of $1.4 million, additional oil and gas properties, net of accumulated depletion, depreciation and amortization, in the amount of $1.1 million and a net of tax cumulative effect of change in accounting principle of $0.2 million.

The reconciliation of the beginning and ending asset retirement obligation for the periods ending December 31, 2005 and 2004 is as follows (in thousands):

	December 31,
	2005	2004
Beginning balance	$6,811	$6,601
Liabilities incurred	1,004	389
Liabilities settled	(39)	(506)
Accretion expense (reflected in depletion, depreciation and amortization expense)	363	327
Other	(179)	—

Ending balance	7,960	6,811
Less: current portion	(92)	(92)

	$7,868	$6,719

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D—Long-Term Debt

Long-term debt consisted of the following balances (in thousands):

	December 31,
	2005	2004
Borrowings under senior credit facility, bearing interest at a weighted average interest rate 4.1% at December 31, 2004	$—	$27,000
Second lien term loan, bearing interest at a weighted average interest rate of 8.9% at December 31, 2005	30,000	—

Total debt	30,000	27,000
Less current maturities	—	—

Total long-term debt	$30,000	$27,000

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

NOTE E—Net Income (Loss) Per Share

Net income (loss) was used as the numerator in computing basic and diluted income (loss) per common share for the years ended December 31, 2005, 2004 and 2003. The following table reconciles the weighted average shares outstanding used for these computations (in thousands):

	Year Ended December 31,
	2005	2004	2003
Basic method	23,333	19,552	18,064
Stock warrants	—	478	2,364
Stock options and restricted stock	—	317	54

Dilutive method	23,333	20,347	20,482

NOTE F—Income Taxes

Income tax (expense) benefit consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	9,397	1,303	(2,121)
State	—	—	—

	9,397	1,303	(2,121)

Total	$9,397	$1,303	$(2,121)

The following is a reconciliation of the U.S. statutory income tax rate at 35% to our income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2005	2004	2003
Income (loss) from continuing operations
Tax at U.S. statutory income tax	$9,397	$(5,625)	$(2,010)
Nondeductible expenses	(5)	(6)	(6)
Valuation allowance and other	5	7,338	—

	9,397	1,707	(2,016)

Income (loss) from discontinued operations
Tax at U.S. statutory income tax	—	(404)	(105)

	—	(404)	(105)

Total tax (expense) benefit	$9,397	$1,303	$(2,121)

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

We have net operating loss carryforwards totaling $45.9 million which expire in years 2007 through 2025 as follows (in thousands):

2006	$—
2007	7,894
2008	4,286
2009	3,247
2010	6,451
2011 through 2025	24,018

Total	$45,896

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of the other financial instruments and derivatives at December 31, 2005 and 2004 are as follows (in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt including current maturities	$30,000	$30,000	$27,000	$27,000
Production payment liability	—	—	268	268
Derivative assets (liabilities)
Oil	(4,810)	(4,810)	(2,657)	(2,657)
Gas	(24,620)	(24,620)	823	823
Interest rate	107	107	(162)	(162)

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

Results for these properties reported as discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2004	2003
Oil and gas sales	$566	$557
Operating expenses	(290)	(256)
Gain on sale	877	—

Income before income taxes	1,153	301
Income tax expense	(404)	(105)

Income from discontinued operations	$749	$196

NOTE N—Oil and Gas Producing Activities (Unaudited)

Capitalized Costs Related to Oil and Gas Producing Activities

The table below reflects our capitalized costs related to oil and gas producing activities at December 31, 2005, and 2004 (in thousands):

	2005	2004
Proved properties	$301,842	$148,497
Unproved properties	14,444	11,407

	316,286	159,904
Less accumulated depreciation, depletion and amortization	(73,291)	(51,074)

Net oil and gas properties	$242,995	$108,830

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

The following table sets forth our net proved oil and gas reserves at December 31, 2002, 2003, 2004 and 2005 and the changes in net proved oil and gas reserves for the years ended December 31, 2003, 2004 and 2005:

	Natural Gas (MMcf)			Oil (MBbls)
	2005	2004	2003	2005	2004	2003
Proved Reserves at beginning of period	67,682	30,903	29,069	5,589	7,805	7,441
Revisions of previous estimates (1)	(10,382)	(6,666)	648	(648)	(3,466)	54
Extensions, discoveries and other additions (2)	91,900	48,322	6,130	440	1,987	794
Sales of minerals in place	—	(54)	(1,583)	—	(249)	—
Production	(6,237)	(4,823)	(3,361)	(408)	(488)	(484)

Proved Reserves at end of period	142,963	67,682	30,903	4,973	5,589	7,805

Table continued on following page

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Natural Gas (MMcf)			Oil (MBbls)
	2005	2004	2003	2005	2004	2003
Proved developed:
Beginning of period	24,362	23,429	15,203	2,228	3,601	2,557
End of period	56,700	24,362	23,429	1,796	2,228	3,601

(1)	Revisions of previous estimates were negative on an overall basis in 2005 and 2004 primarily related to our South Louisiana properties. The main reasons for this decrease were (a) the premature depletion or decline in production from wells which had larger estimates of producible reserves at the previous reporting period and (b) new and/or revised interpretations of technical data from recently drilled wells, updated production performance from existing and offset wells, and/or the results of enhanced 3-D seismic evaluations.
(2)	Extensions, discoveries and other reserve additions were positive on an overall basis in 2005 and 2004 and primarily related to our newly acquired properties in the Cotton Valley Trend of East Texas and North Louisiana. The main reason for this increase was the commencement of our Cotton Valley drilling program in the first quarter of 2004 which resulted in a substantial volume of both proved developed and proved undeveloped reserves being recorded.

The following table summarizes our combined oil and gas reserve information on a MMcfe basis.

	Year Ended December 31,
	2005	2004	2003
Total proved	172,799	101,216	77,736
Proved developed	67,474	37,732	45,035

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

Changes in Standardized Measure

The following are the principal sources of change in the standardized measure of discounted net cash flows for the years shown (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net changes in prices and production costs related to future production	$185,709	$84,156	$47,406
Sales and transfers of oil and gas produced, net of production costs	(54,024)	(34,636)	(24,378)
Net change due to revisions in quantity estimates	(48,540)	(27,462)	2,693
Net change due to extensions, discoveries and improved recovery	321,529	60,239	30,081
Net change due to purchases and sales of minerals in place	—	(4,278)	(4,373)
Future development costs	(79,618)	(53,739)	(4,227)
Net change in income taxes	(124,526)	(22,640)	(23,136)
Accretion of discount	24,148	21,462	15,136
Change in production rates (timing) and other	5,264	(6,398)	510

	$229,942	$16,704	$39,712

NOTE O — Summarized Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
2005
Revenues	$12,560	$13,313	$17,258	$25,202		$68,333
Operating income	691	73	3,006	9,342		13,112
Net income (loss)	(6,151)	(445)	(19,474)	8,620		(17,450	)(2)
Net income applicable to common stock	(6,309)	(603)	(19,632)	8,339		(18,205	)(2)
Basic income per average common share (1)	(0.30)	(0.02)	(0.79)	0.35		(0.75)
Diluted income per average common share (1)	(0.30)	(0.02)	(0.79)	0.34		(0.75)

2004
Revenues	$10,764	$9,191	$12,014	$13,043		$45,012
Operating income	3,413	2,092	2,533	4,708		12,746
Income from continuing operations	2,077	2,831	4,288	8,582	(3)	17,778	(3)
Net income applicable to common stock	1,966	2,732	4,179	9,017	(3)	17,894	(3)
Basic income per average common share (1)	0.12	0.15	0.21	0.45		0.95
Diluted income per average common share (1)	0.10	0.14	0.21	0.43		0.91

(1)	The sum of the per share amounts per quarter does not equal the year due to the changes in the average number of common shares outstanding.
(2)	Includes a $27.0 million unrealized loss on derivatives not qualifying for hedge accounting.
(3)	Includes a $2.3 million unrealized gain on derivatives not qualifying for hedge accounting.