Form 10-Q
period 2006-09-30
GOODRICH PETROLEUM CORP
filed 2006-11-07
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of the Registrant’s common stock as of November 3, 2006 was 25,185,801.

GOODRICH PETROLEUM CORPORATION

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,314	$19,842
Accounts receivable, trade and other, net of allowance	11,044	6,397
Accrued oil and gas revenue	7,544	11,863
Fair value of interest rate derivatives	217	107
Fair value of oil and gas derivatives	7,444	—
Prepaid expenses and other	1,490	463

Total current assets	29,053	38,672

Property and equipment:
Oil and gas properties (successful efforts method)	513,604	316,286
Furniture, fixtures and equipment	1,339	1,075

	514,943	317,361
Less: Accumulated depletion, depreciation and amortization	(117,418)	(74,229)

Net property and equipment	397,525	243,132

Other assets:
Restricted cash	2,039	2,039
Fair value of oil and gas derivatives	1,213	—
Deferred tax asset	—	11,580
Other	3,377	1,103

Total other assets	6,629	14,722

Total assets	$433,207	$296,526

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,194	$31,574
Accrued liabilities	22,922	15,973
Fair value of oil and gas derivatives	—	23,271
Accrued abandonment costs	92	92

Total current liabilities	57,208	70,910
Long-term debt	138,500	30,000
Accrued abandonment costs	9,118	7,868
Fair value of oil and gas derivatives	—	6,159
Deferred tax liability	2,020	—

Total liabilities	206,846	114,937

Stockholders’ equity:
Preferred stock: 10,000,000 shares authorized:
Series A convertible preferred stock, $1.00 par value, 791,968 shares issued and outstanding at December 31, 2005	—	792
Series B convertible preferred stock, $1.00 par value, issued and outstanding 2,250,000 and 1,650,000 shares, respectively	2,250	1,650
Common stock: $0.20 par value, 50,000,000 shares authorized; issued and outstanding 25,183,134 and 24,804,737 shares, respectively	5,037	4,961
Additional paid in capital	211,580	187,967
Retained earnings (deficit)	9,373	(8,649)
Unamortized restricted stock awards	—	(2,066)
Accumulated other comprehensive loss	(1,879)	(3,066)

Total stockholders’ equity	226,361	181,589

Total liabilities and stockholders’ equity	$433,207	$296,526

See notes to consolidated financial statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Oil and natural gas revenues	$29,276	$17,312	$83,515	$42,963
Other	159	225	1,797	938

	29,435	17,537	85,312	43,901

Operating expenses:
Lease operating expense	6,073	2,404	14,327	6,936
Production taxes	1,832	1,177	5,047	2,934
Transportation	1,245	167	2,921	258
Depreciation, depletion and amortization	14,197	6,696	37,120	18,287
Exploration	1,814	1,397	5,178	5,339
General and administrative	4,282	2,544	12,248	5,969
Gain on sale of assets	—	—	—	(169)
Other	85	112	1,344	512

	29,528	14,497	78,185	40,066

Operating income (loss)	(93)	3,040	7,127	3,835

Other income (expense):
Interest expense	(2,509)	(378)	(4,706)	(1,204)
Gain (loss) on derivatives not qualifying for hedge accounting	15,188	(32,624)	34,611	(42,736)

	12,679	(33,002)	29,905	(43,940)

Income (loss) before income taxes	12,586	(29,962)	37,032	(40,105)
Income tax (expense) benefit	(4,405)	10,488	(12,961)	14,035

Net income (loss)	8,181	(19,474)	24,071	(26,070)
Preferred stock dividends	1,511	158	4,504	474
Preferred stock redemption premium	—	—	1,545	—

Net income (loss) applicable to common stock	$6,670	$(19,632)	$18,022	$(26,544)

Net income (loss) per share applicable to common stock:
Basic	$0.27	$(0.79)	$0.72	$(1.15)

Diluted	$0.26	$(0.79)	$0.71	$(1.15)

Weighted average number of common shares:
Basic	24,972	24,784	24,923	23,024

Diluted	25,346	24,784	25,386	23,024

See notes to consolidated financial statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$24,071	$(26,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depletion, depreciation and amortization	37,120	18,287
Unrealized (gain) loss on derivatives not qualifying for hedge accounting	(36,370)	40,612
Deferred income taxes	12,961	(14,035)
Dry hole costs	20	2,012
Amortization of leasehold costs	3,909	2,201
Stock based compensation	3,694	824
Gain on sale of assets	—	(169)
Other non cash items	456	46
Changes in assets and liabilities -
Accounts receivable and other assets	(2,551)	(2)
Accounts payable and accrued liabilities	9,143	19,422

Net cash provided by operating activities	52,453	43,128

Cash flows from investing activities:
Additions to oil and gas properties	(196,277)	(106,227)
Additions to furniture and fixtures	(264)	(185)
Proceeds from sale of assets	1,731	155

Net cash used in investing activities	(194,810)	(106,257)

Cash flows from financing activities:
Net proceeds from Series B Preferred Stock offering	28,973	—
Redemption of Series A Preferred Stock	(9,319)	—
Net proceeds from common stock offering	—	53,175
Principal payments of bank borrowings	(21,000)	(46,000)
Proceeds from bank borrowings	129,500	55,000
Deferred financing costs	(458)	(203)
Exercise of stock options	400	477
Preferred stock dividends	(4,252)	(475)
Production payments	—	(238)
Other	(15)	—

Net cash provided by financing activities	123,829	61,736

Decrease in cash and cash equivalents	(18,528)	(1,393)
Cash and cash equivalents, beginning of period	19,842	3,449

Cash and cash equivalents, end of period	$1,314	$2,056

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,427	$1,060

Cash paid during the period for income taxes	$—	$85

See notes to consolidated financial statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$8,181	$(19,474)	$24,071	$(26,070)

Other comprehensive income (loss):
Change in fair value of derivatives (1)	1,197	(2,743)	(978)	(7,124)
Reclassification adjustment (2)	1,063	1,592	2,165	4,056

Other comprehensive income (loss)	2,260	(1,151)	1,187	(3,068)

Comprehensive income (loss)	$10,441	$(20,625)	$25,258	$(29,138)

(1) Net of income tax (expense) benefit of:	$(644)	$1,477	$527	$3,836
(2) Net of income tax expense of:	573	857	1,166	2,184

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

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE B—Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We are currently evaluating the impact of adopting SAB 108.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires companies to recognize the overfunded or underfunded status of a defined benefit plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. We do not expect the adoption of SFAS 158 to have an impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our consolidated financial position, results of operations or cash flows.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2006, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share options previously granted under the 1995 Plan become exercisable in one-third increments over a three year period and to the extent not exercised, expire on the tenth anniversary of the date of grant. Share options previously granted under the Directors’ Plan generally become exercisable immediately and expire, if not exercised, ten years thereafter. The exercise price of share options granted under the 1995 Plan and the Directors’ Plan equals the market value of the underlying stock on the date of grant. At September 30, 2006, options to purchase 100,000 shares of our common stock were outstanding under the 2006 Plan and options to purchase 948,500 shares of our common stock were outstanding under the 1995 Plan and the Directors’ Plan. In order to satisfy share option exercises, shares are issued from authorized but unissued common stock.

Adoption of New Accounting Pronouncement

Stock based compensation for the three and nine months ended September 30, 2006 of $1.4 million and $3.7 million, respectively, has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

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

Prior to 2006, we accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for our stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant. Under APB 25, we were required to record expense over the vesting period for the value of restricted stock granted. Prior to 2006, we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to our stock-based compensation. Our net loss and net loss per share for the three and nine months ended September 30, 2005 would have been greater if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro forma net loss as if the fair value based method had been applied to all awards for the three and nine months ended September 30, 2005 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(19,474)	$(26,070)
Add: Stock based compensation programs recorded as expense, net of tax	206	535
Deduct: Total stock based compensation expense, net of tax	(313)	(856)

Pro forma net loss	$(19,581)	$(26,391)

Net loss applicable to common stock, as reported	$(19,632)	$(26,544)
Add: Stock based compensation programs recorded as expense, net of tax	206	535
Deduct: Total stock based compensation expense, net of tax	(313)	(856)

Pro forma net loss applicable to common stock	$(19,739)	$(26,865)

Net loss applicable to common stock per share:
Basic and diluted – as reported	$(0.79)	$(1.15)
Basic and diluted – pro forma	$(0.80)	$(1.17)

The estimated fair value of the options granted during 2006 and prior years was calculated using a Black Scholes Merton option pricing model (Black Scholes). The following schedule reflects the various assumptions included in this model as it relates to the valuation of our options:

	September 30, 2006	December 31, 2005
Risk free interest rate	4.50 – 5.00%	6.00%
Weighted average volatility	54-57%	47%
Dividend yield	0%	0%
Expected years until exercise	5-6	5

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of our stock-based compensation programs recorded as expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Restricted stock:
Pretax compensation expense	$500	$317	$1,400	$824
Tax benefit	(175)	(111)	(490)	(289)

Restricted stock expense, net of tax	$325	$206	$910	$535

Stock options:
Pretax compensation expense	$856	$—	$2,294	$—
Tax benefit	(300)	—	(803)	—

Stock option expense, net of tax	$556	$—	$1,491	$—

Total share based compensation:
Pretax compensation expense	$1,356	$317	$3,694	$824
Tax benefit	(475)	(111)	(1,293)	(289)

Total share based compensation expense, net of tax	$881	$206	$2,401	$535

As of September 30, 2006, $3.3 million and $7.1 million of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of approximately 1.6 years for restricted stock and 2.0 years for stock options.

Option activity under our stock option plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2006	519,500	$13.70
Granted	625,000	24.10
Exercised	(41,000)	9.75
Forfeited	(55,000)	22.13

Outstanding at September 30, 2006	1,048,500	$19.61	8.4	$11,020,638

Exercisable at September 30, 2006	341,833	$13.07	6.9	$5,828,971

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of our stock. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $836,100 and $772,300 respectively.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information on unvested restricted stock outstanding as of September 30, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2006	263,890	$11.13
Vested	(126,603)	8.29
Granted	117,079	24.07
Forfeited	(11,997)	21.80

Unvested at September 30, 2006	242,369	$18.33

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

NOTE D—Asset Retirement Obligations

SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets and requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. The reconciliation of the beginning and ending asset retirement obligation for the period ending September 30, 2006 is as follows (in thousands):

Beginning balance January 1, 2006	$7,960
Liabilities incurred	1,114
Liabilities settled	(175)
Accretion expense (reflected in depletion, depreciation and amortization expense)	311

Ending balance September 30, 2006	$9,210

NOTE E—Long-Term Debt

Long-term debt consisted of the following balances (in thousands):

	September 30, 2006	December 31, 2005
Second lien term loan	$50,000	$30,000
Senior credit facility	88,500	—
Less current maturities	—	—

Total long-term debt	$138,500	$30,000

On November 17, 2005, we amended our existing credit agreement and entered into an amended and restated senior credit agreement (the “Amended and Restated Credit Agreement”) and a funded $30.0 million second lien term loan (the “Second Lien Term Loan Agreement”) that expanded our borrowing capabilities and extended our credit facility for an additional two years. Total lender commitments under the Amended and Restated Credit Agreement were increased from $50.0 million to $200.0 million and the maturity was extended from February 25, 2008 to February 25, 2010. The Second Lien Term Loan Agreement was subsequently

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increased to $50.0 million in August 2006. Revolving borrowings under the Amended and Restated Credit Agreement are subject to periodic redeterminations of the borrowing base which is currently established at $150.0 million. With a portion of the net proceeds of the offering of our 5.375% Series B Cumulative Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) in December 2005, we fully repaid all outstanding indebtedness on our revolver in the amount of $47.5 million leaving a zero balance outstanding as of December 31, 2005. Interest on revolving borrowings under the Amended and Restated Credit Agreement accrues at a rate calculated, at our option, at either the bank base rate plus 0.00% to 0.50%, or LIBOR plus 1.25% to 2.00%, depending on borrowing base utilization. BNP Paribas (“BNP”) is the lead lender and administrative agent under the amended credit facility.

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

As of September 30, 2006, we were in compliance with all of the financial covenants of the Amended and Restated Credit Agreement.

The Second Lien Term Loan Agreement, as amended, provides for a 5-year non-revolving loan of $50.0 million and is due in a single maturity on November 17, 2010. Optional prepayments of term loan principal can be made in amounts of not less than $5.0 million during the first year at a 1% premium and without premium after the first year which period expires on November 17, 2006. Interest on term loan borrowings accrues at a rate calculated, at our option, at either base rate plus 3.50%, or LIBOR plus 4.50%, and is payable quarterly. BNP is the lead lender and administrative agent under the Second Lien Term Loan Agreement.

The terms of the Second Lien Term Loan Agreement require us to maintain certain covenants. Capitalized terms are defined in the loan agreement. The covenants include:

•	Total Debt to EBITDAX Ratio which is not greater than 4.0/1.0 for the most recent period of four fiscal quarters for which financial statements are available and

•	Asset Coverage Ratio to be not less than 1.5/1.0.

As of September 30, 2006, we were in compliance with all of the financial covenants of the Second Lien Term Loan Agreement.

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

As part of this transaction we filed a registration statement with the SEC on April 20, 2006 for the purpose of registering the resale of the shares of common stock issuable pursuant to the purchase agreement. The registration statement was declared effective by the SEC on August 10, 2006.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE G—Net Income (Loss) Per Share

Net income (loss) applicable to common stock was used as the numerator in computing basic and diluted income (loss) per common share for the three and nine months ended September 30, 2006 and 2005. The following table reconciles the weighted average shares outstanding used for these computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares outstanding – basic	24,972	24,784	24,923	23,024
Effect of dilutive securities – stock options and restricted stock	374	—	334	—
Effect of dilutive securities – warrants	—	—	129	—

Weighted average shares outstanding – diluted	25,346	24,784	25,386	23,024

NOTE H—Hedging Activities

Commodity Hedging Activity

We enter into swap contracts, costless collars or other hedging agreements from time to time to manage the commodity price risk for a portion of our production. We consider these to be hedging activities and, as such, monthly settlements on these contracts are reflected in our crude oil and natural gas sales, provided the contracts are deemed to be “effective” hedges under FAS 133. Our strategy, which is administered by the Hedging Committee of the Board of Directors, and reviewed periodically by the entire Board of Directors, has been to generally hedge between 30% and 70% of our production. As of September 30, 2006, the commodity hedges we utilized were in the form of: (a) swaps, where we receive a fixed price and pay a floating price, based on NYMEX quoted prices; and (b) collars, where we receive the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pay the excess, if any, of the reference price over the ceiling price. Hedge ineffectiveness results from differences between the NYMEX contract terms and the physical location, grade and quality of our oil and gas production.

As of September 30, 2006, our open forward position on our outstanding commodity hedging contracts was as follows:

Swaps	Volume	Average Price
Natural gas (MMBtu/day)
4Q 2006	15,000	6.95
1Q 2007	10,000	7.77
Oil (Bbl/day)
4Q 2006	800	50.80
2007	400	53.35

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collars	Volume	Average Floor/Cap
Natural gas (MMBtu/day)
1Q 2007	25,000	$7.80 – $12.42
2Q 2007	30,000	7.67 – 12.67
3Q 2007	30,000	7.67 – 12.67
4Q 2007	30,000	7.67 – 12.67
Oil (Bbl/day)
2007	400	$60.00 – $76.50

The fair value of the oil and gas hedging contracts in place at September 30, 2006 resulted in a net asset of $8.7 million. As of September 30, 2006, $1.6 million (net of $0.9 million in income taxes) of deferred losses on derivative instruments accumulated in other comprehensive loss are expected to be reclassified into earnings during the next twelve months. For the nine months ended September 30, 2006, $2.2 million of previously deferred losses (net of $1.1 million in income taxes) was reclassified out of accumulated other comprehensive loss as the cash flow settlement of the hedged items was recognized in earnings.

For the nine months ended September 30, 2006, we recognized in earnings a gain on derivatives not qualifying for hedge accounting in the amount of $34.6 million. This gain includes an unrealized gain of $36.3 million for the changes in fair value of our ineffective oil and gas hedges, a realized loss of $1.8 million for the effect of settled derivatives on our ineffective gas hedges and an unrealized gain of $0.1 million related to interest rate swaps that did not qualify for hedge accounting treatment. Our natural gas hedges were deemed ineffective, beginning in the fourth quarter of 2004, and we have been required to reflect the changes in the fair value of our natural gas hedges in earnings rather than in accumulated other comprehensive income (loss). In addition, all of our collars did not qualify for hedge accounting treatment and those changes in fair value have been recognized in earnings.

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

Interest Rate Swaps

We have variable-rate debt obligations that expose us to the effects of changes in interest rates. To partially reduce our exposure to interest rate risk, from time to time we enter into interest rate swap agreements. At September 30, 2006 we had the following interest rate swaps in place with BNP (in millions):

Effective Date	Maturity Date	LIBOR Swap Rate	Notional Amount
02/27/06	02/26/07	4.08%	$23.0
02/27/06	02/26/07	4.85%	17.0
02/26/07	02/26/09	4.86%	40.0

The fair value of the interest rate swap contracts in place at September 30, 2006, resulted in an asset of $0.2 million. As of September 30, 2006, $96,000 (net of $51,000 in income taxes) of deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next twelve months.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We entered into two interest rate swaps to protect against movements in interest rates during the fourth quarter of 2005. The documentation was not prepared at the time of inception for these hedges and as a result, we were not entitled to apply hedge accounting to these instruments. The failure to qualify for hedge accounting requires that all changes in the fair value of the interest rate swap be recorded in the consolidated statements of operations. Accordingly, for the nine months ended September 30, 2006, we recognized in earnings a gain of approximately $0.1 million, which is included in the aforementioned total gain of $34.6 million.

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

NOTE J—Disposition of Assets

In June 2006, we assigned 50% of our interest solely in the deep rights in our Cotton prospect in East Texas, defined as rights below the top of the Knowles Lime formation at 12,901’ below the surface, while reserving all of our rights to and above the Upper, Middle and Lower Travis Peak sections in approximately 20,500 net acres for approximately $1.6 million. We had received one-half of the sales price as of September 30, 2006 and one-half, which was received in October 2006, has been recorded as a receivable in the consolidated financial statements. Pursuant to the agreement, within 18 months of the assignment, the assignee will either pay all of our share of drilling costs to a depth of 16,500’ feet in a well (the “carried well”) drilled on the acreage or pay us a non participation fee of $4.0 million should no well be drilled. The transaction was accounted for as a recovery of cost. The carried well was spud on September 25, 2006 and as of the filing date was drilling at approximately 14,000 feet.

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

Third Quarter 2006 Highlights

Production and Revenue Growth

•	We increased our oil and gas production volumes to approximately 46,700 Mcfe per day, representing a 99% increase from the third quarter of 2005 and an increase of approximately 7%, on a sequential basis, from the second quarter of 2006.

•	Oil and gas revenues increased 69% from the third quarter of 2005 and remained constant from the second quarter of 2006.

Drilling Activity

•	We had drilling operations on 19 gross wells during the third quarter of 2006.

Cotton Valley Trend

•	As of September 30, 2006, we had drilled 142 wells in the Cotton Valley trend resulting in a 100% success rate.

•	Cotton Valley trend volumes comprised 69% of total volumes in the third quarter of 2006.

A more complete overview and discussion of our operations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Form 10-K, as amended.

Hurricanes Katrina and Rita Update

In August and September 2005, Hurricanes Katrina and Rita caused damage to our assets on the Gulf Coast, significantly on one producing well (Norton) and offshore facilities in our Burrwood/West Delta 83 field. As of September 30, 2006, our share of hurricane related costs in these fields is approximately $7.3 million and we have received proceeds of $4.2 million. We anticipate that we will ultimately receive reimbursement for all but $1.3 million of our remaining insured losses, which represents our deductible and amounts exceeding insurance limits, $0.4 million of which has been capitalized and $0.9 million of which has been expensed to date through September 2006.

As claims are submitted to the insurance companies, they are reviewed and preliminary payments made until all losses are incurred and documented. A final payment will be made once we and our insurers agree on the total measurement value of the claim, which is expected sometime during the fourth quarter of 2006.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

For the three months ended September 30, 2006, we reported net income applicable to common stock of $6.7 million, or $0.27 per basic share on total revenue of $29.4 million as compared with a net loss applicable to common stock of $19.6 million, or $0.79 per basic share, on total revenue of $17.5 million for the three months ended September 30, 2005.

Oil and Natural Gas Revenues

Revenues presented in the table and the discussion below represent revenue from sales of our oil and natural gas production volumes and include the realized gains and losses on the effective portion of our derivative instruments as further described under Note H to the Consolidated Financial Statements.

	Three Months Ended September 30,		% Change from 2005
	2006	2005	to 2006
Production:
Natural gas (MMcf)	3,509	1,574	123%
Oil and condensate (MBbls)	131	98	34%
Total (MMcfe)	4,297	2,163	99%
Revenues from production (in thousands):
Natural gas	$21,779	$13,744	58%
Effects of cash flow hedges	—	—	—

Total	$21,779	$13,744	58%

Oil and condensate	$9,118	$5,857	56%
Effects of cash flow hedges	(1,621)	(2,289)	29%

Total	$7,497	$3,568	110%

Natural gas, oil and condensate	$30,897	$19,601	58%
Effects of cash flow hedges	(1,621)	(2,289)	29%

Total revenues from production	$29,276	$17,312	69%

Table continued on following page

	Three Months Ended September 30,		% Change from 2005
	2006	2005	to 2006
Average sales price per unit:
Natural gas (per Mcf)	$6.21	$8.74	(29%)
Effects of cash flow hedges (per Mcf)	—	—	—

Total (per Mcf)	$6.21	$8.74	(29%)

Oil and condensate (per Bbl)	$69.44	$59.62	16%
Effects of cash flow hedges (per Bbl)	(12.35)	(23.31)	47%

Total (per Bbl)	$57.09	$36.31	57%

Natural gas, oil and condensate (per Mcfe)	$7.19	$9.06	(21%)
Effects of cash flow hedges (per Mcfe)	(0.38)	(1.06)	64%

Total (per Mcfe)	$6.81	$8.00	(15%)

Excluding the effects of settled derivatives, revenues from production increased 58% in the third quarter of 2006 compared to the same period in 2005 due primarily to a substantial increase in Cotton Valley trend production.

Lease Operating. Lease operating expenses (“LOE”) for the third quarter of 2006 increased to $6.1 million ($1.41 per Mcfe) from $2.4 million ($1.11 per Mcfe) in the third quarter of 2005. This increase was primarily attributable to the increase in the number of producing wells, as well as increases in salt water hauling and disposal and compression expenses related to the Cotton Valley trend. Also contributing to this increase is an additional loss of $0.4 million of hurricane related costs that will not be covered by insurance reimbursement.

Production Taxes. Production taxes increased to $1.8 million for the third quarter of 2006 compared to $1.2 million for the comparable period in 2005 due to an increase in production volumes. Most of our Cotton Valley trend wells qualify for the “Tight Gas Sands” credit allowed for severance tax in the State of Texas. While we have only reflected credits on 35 wells that have been approved by the State, we anticipate that we will incur a gradually lower production tax rate in the future as we add further Cotton Valley wells to our production base and as reduced rates are approved and credits are received.

Transportation. Transportation costs increased to $1.2 million for the three months ended September 30, 2006 compared to $0.2 million for the comparable period in 2005. The increase in 2006 compared to 2005 is primarily due to increased production in our Cotton Valley trend and the utilization of different transportation and marketing arrangements in that region.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased to $14.2 million ($3.30 per Mcfe) from $6.7 million ($3.10 per Mcfe) for the same period in 2005 primarily due to higher levels of production. The average DD&A rate increased in the third quarter of 2006 compared to the same quarter of 2005 due to a higher percentage of production coming from fields with higher average DD&A rates.

Exploration. Exploration expense for the third quarter of 2006 increased to $1.8 million compared to $1.4 million for the third quarter of 2005. This increase was primarily due to a $0.4 million increase in the amortization of leasehold costs from $1.0 million in the third quarter of 2005 to $1.4 million in the third quarter of 2006.

General and Administrative. General and administrative expense increased to $4.3 million for the third quarter of 2006 compared to $2.5 million for the same period of 2005. This increase was primarily due to the implementation of SFAS 123R which increased non cash stock based compensation expense by $1.0 million from the third quarter of 2005 due to expensing the fair value of stock options granted. See Note C to the Consolidated Financial Statements for more information. In addition, an approximate 40% increase in the number of employees at September 30, 2006 versus September 30, 2005 generated higher compensation related costs.

Interest Expense. Interest expense increased to $2.5 million from the third quarter 2005 amount of $0.4 million as a result of a higher average interest rate and higher borrowings in the third quarter of 2006.

Gain (Loss) on Derivatives Not Qualifying for Hedge Accounting. Gain on derivatives not qualifying for hedge accounting was $15.2 million for the third quarter of 2006 compared to a loss of $32.6 million for the third quarter of 2005. The gain in 2006 includes an unrealized gain of $15.0 million for the changes in fair value of our ineffective oil and gas hedges, and a realized gain of $0.7 million for the effect of settled derivatives on our ineffective gas hedges. Our natural gas hedges were deemed ineffective, beginning in the fourth quarter of 2004, and we have been required to reflect the changes in the fair value of our natural gas hedges in earnings rather than in accumulated other comprehensive loss, a component of stockholders’ equity. Also included in the 2006 amount is an unrealized loss of $0.5 million related to interest rate swaps that did not qualify for hedge accounting treatment. To the extent that our hedges do not qualify for hedge accounting in the future, we will likewise be exposed to volatility in earnings resulting from changes in the fair value of our hedges.

Income taxes. Income taxes were a non cash expense of $4.4 million for the third quarter of 2006 compared to a benefit of $10.5 million for the third quarter of 2005. The amounts in both periods essentially represented 35% of pre-tax income (loss). We did not however, incur any income taxes on a current basis due to our substantial tax net operating loss carrryforwards and significant drilling activity.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006, we reported net income applicable to common stock of $18.0 million, or $0.72 per basic share on total revenue of $85.3 million as compared with a net loss applicable to common stock of $26.5 million, or $1.15 per basic share, on total revenue of $43.9 million for the nine months ended September 30, 2005.

Oil and Natural Gas Revenues

Revenues presented in the table and the discussion below represent revenue from sales of our oil and natural gas production volumes and include the realized gains and losses on the effective portion of our derivative instruments as further described under Note H to the Consolidated Financial Statements.

	Nine Months Ended September 30,		% Change from 2005
	2006	2005	to 2006
Production:
Natural gas (MMcf)	9,424	4,094	130%
Oil and condensate (MBbls)	355	324	10%
Total (MMcfe)	11,558	6,039	91%
Revenues from production (in thousands):
Natural gas	$63,208	$30,804	105%
Effects of cash flow hedges	—	—	—

Total	$63,208	$30,804	105%

Oil and condensate	$23,850	$17,100	39%
Effects of cash flow hedges	(3,543)	(4,941)	28%

Total	$20,307	$12,159	67%

Natural gas, oil and condensate	$87,058	$47,904	82%
Effects of cash flow hedges	(3,543)	(4,941)	28%

Total revenues from production	$83,515	$42,963	94%

Table continued on following page

	Nine Months Ended September 30,		% Change from 2005
	2006	2005	to 2006
Average sales price per unit:
Natural gas (per Mcf)	$6.71	$7.52	(11%)
Effects of cash flow hedges (per Mcf)	—	—	—

Total (per Mcf)	$6.71	$7.52	(11%)

Oil and condensate (per Bbl)	$67.04	$52.73	27%
Effects of cash flow hedges (per Bbl)	(9.96)	(15.24)	35%

Total (per Bbl)	$57.08	$37.49	52%

Natural gas, oil and condensate (per Mcfe)	$7.53	$7.93	(5%)
Effects of cash flow hedges (per Mcfe)	(0.31)	(0.82)	63%

Total (per Mcfe)	$7.22	$7.11	1%

Excluding the effects of settled derivatives, revenues from production increased 82% in the first nine months of 2006 compared to the same period in 2005 due primarily to a substantial increase in Cotton Valley trend production.

Other. We own an approximate 2.5% working interest in the Yscloskey gas processing plant in South Louisiana. As a plant owner, we retain that same percentage of natural gas liquid (“NGL”) revenue extracted from third party gas as a fee for the services provided by the plant. In addition, some third party non-plant owners that process their gas at Yscloskey are required to pay the plant owners a monetary processing fee. We retain our 2.5% share of this fee. For the first nine months of 2006, other revenue includes $1.1 million of such plant related revenues. The plant sustained extensive damage during Hurricane Katrina and normal operations resumed in late June 2006.

Lease Operating. Lease operating expenses for the first nine months of 2006 increased to $14.3 million ($1.24 per Mcfe) from $6.9 million ($1.15 per Mcfe) in the first nine months of 2005. This increase was primarily attributable to the increase in the number of producing wells, as well as increases in salt water hauling and disposal and compression expenses related to the Cotton Valley trend. Also contributing to this increase is an additional loss of $0.8 million of hurricane related costs that will not be covered by insurance reimbursement, $0.3 million of additional abandonment costs related to outside operated wells and the uninsured portion of costs for an oil spill that occurred from a non-producing well in our Plumb Bob field on March 21, 2006. The spill of an estimated 2,000 barrels of oil was quickly contained and the costs of site restoration less our deductible will be covered by our insurance.

Production Taxes. Production taxes increased to $5.0 million for the first nine months of 2006 compared to $2.9 million for the comparable period in 2005 due to an increase in production volumes and product prices. Most of our Cotton Valley trend wells qualify for the “Tight Gas Sands” credit allowed for severance tax in the State of Texas. While we have only reflected credits on 35 wells that have been approved by the State, we anticipate that we will incur a gradually lower production tax rate in the future as we add further Cotton Valley wells to our production base and as reduced rates are approved and credits are received.

Transportation. Transportation costs increased to $2.9 million for the first nine months of 2006 compared to $0.3 million for the comparable period in 2005. The increase in 2006 compared to 2005 is primarily due to increased production in our Cotton Valley trend and the utilization of different transportation and marketing arrangements in that region.

Depreciation, Depletion and Amortization. DD&A expense increased to $37.1 million ($3.21 per Mcfe) in the first nine months of 2006 from $18.3 million ($3.03 per Mcfe) for the same period in 2005 primarily due to higher levels of production. The average DD&A rate increased in the first nine months of 2006 compared to in the same period in 2005 due to a higher percentage of production coming from fields with higher average DD&A rates.

Exploration. Exploration expense for the first nine months of 2006 decreased to $5.2 million compared to $5.3 million for the first nine months of 2005. This decrease was primarily due to the fact that we incurred no dry hole costs in 2006 while incurring $2.0 million in dry hole costs in the first nine months of 2005. Substantially offsetting this decrease was an increase in leasehold amortization.

General and Administrative. General and administrative expense increased to $12.2 million for the first nine months of 2006 compared to $6.0 million for the same period of 2005. This increase was primarily due to the implementation of SFAS 123R which increased non cash stock based compensation expense by $2.8 million from the first nine months of 2005 due to expensing the fair value of stock options granted. See Note C to the Consolidated Financial Statements for more information. In addition, an approximate 40% increase in the number of employees at September 30, 2006 versus September 30, 2005 generated higher compensation related costs.

Other. We own an approximate 2.5% working interest in the Yscloskey gas processing plant in South Louisiana. As a plant owner, we share in the costs of operating the plant. For the first nine months of 2006, we recorded $1.3 million of such plant related expenses. The plant sustained extensive damage during Hurricane Katrina and normal operations resumed in late June 2006.

Interest Expense. Interest expense increased to $4.7 million from the first nine months 2005 amount of $1.2 million as a result of a higher average interest rate and higher borrowings in the first nine months of 2006.

Gain (Loss) on Derivatives Not Qualifying for Hedge Accounting. Gain on derivatives not qualifying for hedge accounting was $34.6 million for the first nine months of 2006 compared to a loss of $42.7 million for the first nine months of 2005. The gain in 2006 includes an unrealized gain of $36.3 million for the changes in fair value of our ineffective oil and gas hedges, and a realized loss of $1.8 million for the effect of settled derivatives on our ineffective gas hedges. Our natural gas hedges were deemed ineffective, beginning in the fourth quarter of 2004, and we have been required to reflect the changes in the fair value of our natural gas hedges in earnings rather than in accumulated other comprehensive loss, a component of stockholders’ equity. Also included in the 2006 amount is an unrealized gain of $0.1 million related to interest rate swaps that did not qualify for hedge accounting treatment. To the extent that our hedges do not qualify for hedge accounting in the future, we will likewise be exposed to volatility in earnings resulting from changes in the fair value of our hedges.

Income taxes. Income taxes were a non cash expense of $13.0 million for the first nine months of 2006 compared to a benefit of $14.0 million for the first nine months of 2005. The amounts in both periods essentially represented 35% of pre-tax income (loss). We did not however, incur any income taxes on a current basis due to our substantial tax net operating loss carrryforwards and significant drilling activity.

Liquidity and Capital Resources

Cash Flows

Operating activities. Net cash provided by operating activities increased to $52.5 million, up 22% from $43.1 million in the first nine months of 2005. The increase was a result of an increase in production levels in the first nine months of 2006 compared to the first nine months of 2005, partially offset by increases in lease operating expenses and general and administrative expenses. Excluding the effect of settled derivatives, sales of oil and gas increased $39.2 million in the first nine months of 2006 compared to the same period in 2005, with realized oil and natural gas prices decreasing 5% from the first nine months of 2005. Production volumes increased 91% in the first nine months of 2006 compared to the first nine months of 2005. Operating cash flow amounts are net of changes in our current assets and current liabilities, which resulted in adjustments to our operating cash flow in the amounts of $6.6 million and $19.4 million in the nine months ended September 30, 2006 and 2005, respectively, primarily reflecting increased revenue and expenditure activity associated with our Cotton Valley trend wells.

Investing activities. Net cash used in investing activities was $194.8 million for the first nine months of 2006 compared to $106.3 million for the first nine months of 2005. For the nine months ended September 30, 2006, additions to oil and gas properties totaled $196.3 million primarily due to accelerated development of our Cotton Valley trend, which accounted for 87% of the capital costs incurred in the first nine months of 2006. We conducted drilling operations on approximately 76 gross wells, of which 69 were located in our Cotton Valley trend, during the first nine months of 2006. We also received proceeds of $1.7 million from the sale of two salt water disposal wells and the sale of a partial interest in deep rights in the Cotton prospect in East Texas.

Financing activities. Net cash provided by financing activities was $123.8 million for the first nine months of 2006 compared to $61.7 million for the first nine months of 2005. On January 23, 2006, the initial purchasers of our 5.375% Series B Cumulative Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) exercised their over-allotment option to purchase an additional 600,000 shares at the same price per share, resulting in net proceeds of $29.0 million. In February 2006, we fully redeemed all issued and outstanding shares of our Series A Convertible Preferred Stock at a cost of approximately $9.3 million. Financing activities also included net borrowings of $108.5 million under our senior revolver and term loan, resulting in amounts outstanding and borrowing availability under these facilities of $138.5 million and $61.5 million, respectively, at September 30, 2006. Subsequent to the issuance of the Series B Convertible Preferred Stock, we have approximately $150.0 million of securities available for issue under the current shelf registration statement.

On September 30, 2006, 201,102 outstanding warrants were converted into 194,500 shares of common stock. The exercise price of the warrants, originally issued in connection with a 1999 private placement of convertible notes and subsidiary securities, ranged from $0.9375 to $1.50 per share. The warrants expired on September 30, 2006 and were deemed to be automatically converted. No cash was exchanged as a result of this conversion.

In September 2006, our Board of Directors approved a 16% increase in our full year 2006 capital expenditure budget from $220.0 million to $255.0 million, of which approximately 85% is expected to be focused on the relatively low risk development drilling program in the Cotton Valley trend of East Texas and Northwest Louisiana and the remainder on our existing properties and new exploration programs in South Louisiana. We expect to finance our 2006 capital expenditures through a combination of cash flow from operations and borrowings under our existing bank credit facility (see “Senior Credit Facility and Term Loan”). In the future, we may issue additional debt or equity securities to provide additional financial resources for our capital expenditures and other general corporate purposes. Our senior credit facility and term loan include certain financial covenants with which we were in compliance as of September 30, 2006. We do not anticipate a lack of borrowing capacity under our senior credit facility or term loan in the foreseeable future due to an inability to meet any such financial covenants nor a reduction in our borrowing base.

Senior Credit Facility and Term Loan

On November 17, 2005, we amended our existing credit agreement and entered into an amended and restated senior credit agreement (the “Amended and Restated Credit Agreement”) and a funded $30.0 million second lien term loan (the “Second Lien Term Loan Agreement”) that expanded our borrowing capabilities and extended our credit facility for an additional two years. Total lender commitments under the Amended and Restated Credit Agreement were increased from $50.0 million to $200.0 million and the maturity was extended from February 25, 2008 to February 25, 2010. The Second Lien Term Loan Agreement was subsequently increased to $50.0 million in August 2006. Revolving borrowings under the Amended and Restated Credit Agreement are subject to periodic redeterminations of the borrowing base which is currently established at $150.0 million. With a portion of the net proceeds of the offering of our 5.375% Series B Cumulative Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) in December 2005, we fully repaid all outstanding indebtedness on our revolver in the amount of $47.5 million leaving a zero balance outstanding as of December 31, 2005. Interest on revolving borrowings under the Amended and Restated Credit Agreement accrues at a rate calculated, at our option, at either the bank base rate plus 0.00% to 0.50%, or LIBOR plus 1.25% to 2.00%, depending on borrowing base utilization. BNP Paribas (“BNP”) is the lead lender and administrative agent under the amended credit facility.

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

As of September 30, 2006, we were in compliance with all of the financial covenants of the Amended and Restated Credit Agreement.

The Second Lien Term Loan Agreement, as amended, provides for a 5-year non-revolving loan of $50.0 million and is due in a single maturity on November 17, 2010. Optional prepayments of term loan principal can be made in amounts of not less than $5.0 million during the first year at a 1% premium and without premium after the first year which period expires on November 17, 2006. Interest on term loan borrowings accrues at a rate calculated, at our option, at either base rate plus 3.50%, or LIBOR plus 4.50%, and is payable quarterly. BNP is the lead lender and administrative agent under the Second Lien Term Loan Agreement.

The terms of the Second Lien Term Loan Agreement require us to maintain certain covenants. Capitalized terms are defined in the loan agreement. The covenants include:

•	Total Debt to EBITDAX Ratio which is not greater than 4.0/1.0 for the most recent period of four fiscal quarters for which financial statements are available and

•	Asset Coverage Ratio to be not less than 1.5/1.0.

As of September 30, 2006, we were in compliance with all of the financial covenants of the Second Lien Term Loan Agreement.

Cotton Valley Trend

Our relatively low risk development drilling program in the Cotton Valley trend is primarily centered in and around Rusk, Panola, Angelina and Nacogdoches Counties, Texas, and DeSoto and Caddo Parishes, Louisiana. In addition, we have recently expanded our acreage position in the trend to include Harrison, Smith and Upshur Counties of Texas. We have steadily increased our acreage position in these areas over the last two years to approximately 144,400 gross acres (94,500 net acres) as of September 30, 2006. As of September 30, 2006, we have drilled and/or logged a cumulative total of 142 Cotton Valley wells with a 100% success rate, of which drilling operations were conducted on 19 gross wells during the third quarter of 2006. Our net production volumes from our Cotton Valley trend wells aggregated approximately 32,300 Mcfe per day in the third quarter of 2006, or approximately 69% of our total oil and gas production in the period.

In June 2006, we assigned 50% of our interest solely in the deep rights in our Cotton prospect in East Texas, defined as rights below the top of the Knowles Lime formation at 12,901’ below the surface, while reserving all of our rights to and above the Upper, Middle and Lower Travis Peak section in approximately 20,500 net acres for approximately $1.6 million. We had received one-half of the sales price as of September 30, 2006 and one-half has been recorded as a receivable in the consolidated financial statements. Pursuant to the agreement, within 18 months of the assignment, the assignee will either pay all of our share of drilling costs to a depth of 16,500’ feet in a well (the “carried well”) drilled on the acreage or pay us a non participation fee of $4.0 million should no well be drilled. The transaction was accounted for as a recovery of cost. The carried well is currently being drilled and was spud on September 25, 2006.

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

St. Gabriel Field — In the first quarter of 2006, we commenced an exploratory test well on our Bordeaux Prospect. In March 2006, we announced that an open hole log on the test well, the Gueymard No. 1, had encountered approximately 60 feet of net pay. The well was preliminarily tested at a gross production rate of approximately 4,000 Mcf of gas per day and 200 barrels of oil per day with 5,000 pounds of flowing tubing pressure. Prior to placing the well on production, a downhole mechanical failure occurred prohibiting the well from the ability to produce from the original zone. After numerous attempts to correct the problem and reestablish production from the original zone, we have abandoned the original zone in this wellbore and initiated operations to recomplete the well into one of the shallower zones. We anticipate that production from the recompletion should occur during the fourth quarter of 2006.

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

We enter into futures contracts or other hedging agreements from time to time to manage the commodity price risk for a portion of our production. We consider these agreements to be hedging activities and, as such, monthly settlements on the contracts that qualify for hedge accounting are reflected in our crude oil and natural gas sales. Our strategy, which is administered by the Hedging Committee of the Board of Directors, and reviewed periodically by the entire Board of Directors, has been to generally hedge between 30% and 70% of our production. As of September 30, 2006, the commodity hedges we utilized were in the form of: (a) swaps, where we receive a fixed price and pay a floating price, based on NYMEX quoted prices; and (b) collars, where we receive the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pay the excess, if any, of the reference price over the ceiling price. See Note H to the Consolidated Financial Statements for additional information.

The fair value of the crude oil and natural gas hedging contracts in place at September 30, 2006 resulted in an asset of $8.7 million. Based on oil and gas pricing in effect at September 30, 2006, a hypothetical 10% increase in oil and gas prices would have decreased the derivative asset to $5.7 million while a hypothetical 10% decrease in oil and gas prices would have increased the derivative asset to $11.6 million.

Interest Rate Risk

We have variable-rate debt obligations that expose us to the effects of changes in interest rates. To partially reduce our exposure to interest rate risk, from time to time we enter into interest rate swap agreements. At September 30, 2006 we had the following interest rate swaps in place with BNP (in millions).

Effective Date	Maturity Date	LIBOR Swap Rate	Notional Amount
02/27/06	02/26/07	4.08%	$23.0
02/27/06	02/26/07	4.85%	17.0
02/26/07	02/26/09	4.86%	40.0

The fair value of the interest rate swap contracts in place at September 30, 2006 resulted in an asset of $0.2 million. Based on interest rates at September 30, 2006, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the asset.

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

We conducted a review and evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of September 30, 2006, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective.

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

Our management believes that these additional policies and procedures have enhanced our internal control over financial reporting relating to the determination and review of fair value calculations on outstanding derivatives. Our management also believes that, as a result of these measures described above, the material weakness was remediated and that our internal control over financial reporting is effective as of September 30, 2006, the end of the fiscal quarter covered in this report.

PART II. OTHER INFORMATION

Item 1A – Risk Factors

There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Item 6 – Exhibits

(b)	Exhibits

4.1	Goodrich Petroleum Corporation 2006 Long-Term Incentive Plan (incorporated by reference to the Company’s Proxy Statement filed April 17, 2006).

4.2	Form of Grant of Restricted Phantom Stock (1995 Stock Option Plan) (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement filed on October 23, 2006).

4.3	Form of Grant of Restricted Phantom Stock (2006 Long-Term Incentive Plan) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement filed on October 23, 2006).

4.4	Form of Director Stock Option Agreement (with vesting schedule) (incorporated herein by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement filed on October 23, 2006).

4.5	Form of Director Stock Option Agreement (immediate vesting) (incorporated herein by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement filed on October 23, 2006).

4.6	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement filed on October 23, 2006).

4.7	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.7 to the Company’s Form S-8 Registration Statement filed on October 23, 2006).

*31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: November 7, 2006	By:	/s/ Walter G. Goodrich
Walter G. Goodrich
Vice Chairman & Chief Executive Officer

Date: November 7, 2006	By:	/s/ David R. Looney
David R. Looney
Executive Vice President & Chief Financial Officer