Form 10-Q
period 2007-03-31
GOODRICH PETROLEUM CORP
filed 2007-05-10
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-7940

GOODRICH PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0466193 (I.R.S. Employer Identification No.)

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

The number of shares outstanding of the Registrant’s common stock as of May 4, 2007 was 28,303,019.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts and Par Value)

	March 31, 2007	December 31, 2006
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,572	$6,184
Assets held for sale	1,867	—
Accounts receivable, trade and other, net of allowance	9,996	9,665
Accrued oil and gas revenue	10,949	10,689
Fair value of oil and gas derivatives	2,228	13,419
Fair value of interest rate derivatives	54	219
Prepaid expenses and other	1,257	994

Total current assets	33,923	41,170

PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	497,466	575,666
Furniture, fixtures and equipment	1,686	1,463

	499,152	577,129
Less: Accumulated depletion, depreciation and amortization	(94,761)	(156,509)

Net property and equipment	404,391	420,620

OTHER ASSETS:
Restricted cash	—	2,039
Deferred tax asset	9,041	9,705
Other	5,384	5,730

Total other assets	14,425	17,474

TOTAL ASSETS	$452,739	$479,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,860	$36,263
Accrued liabilities	37,579	26,811
Accrued abandonment costs	158	263

Total current liabilities	67,597	63,337
Long-term debt	175,000	201,500
Accrued abandonment costs	3,237	9,294

Total liabilities	245,834	274,131

Commitments and contingencies (See Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares authorized:
Series B convertible preferred stock, $1.00 par value, 2,250,000 shares issued and outstanding	2,250	2,250
Common stock: $0.20 par value, 50,000,000 shares authorized; issued and outstanding 28,321,464 and 28,218,422 shares, respectively	5,066	5,049
Additional paid in capital	215,153	213,666
Treasury stock	(517)	—
Accumulated deficit	(15,047)	(14,571)
Accumulated other comprehensive loss	—	(1,261)

Total stockholders’ equity	206,905	205,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$452,739	$479,264

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Oil and gas revenues	$23,317	$14,423
Other	225	346

	23,542	14,769

Operating expenses:
Lease operating expense	4,111	2,238
Production taxes	318	902
Transportation	1,075	—
Depreciation, depletion and amortization	17,708	5,882
Exploration	2,326	1,399
General and administrative	5,338	3,771

	30,876	14,192

Operating income (loss)	(7,334)	577

Other income (expense):
Interest expense	(2,624)	(695)
Gain (loss) on derivatives not qualifying for hedge accounting	(9,487)	13,542

	(12,111)	12,847

Income (loss) before income taxes	(19,445)	13,424
Income tax (expense) benefit	6,743	(4,698)

Income (loss) from continuing operations	(12,702)	8,726

Discontinued operations (See Note 6):
Gain on disposal, net of tax	10,913	—
Income from discontinued operations, net of tax	2,825	2,866

	13,738	2,866

Net income	1,036	11,592
Preferred stock dividends	1,512	1,481
Preferred stock redemption premium	—	1,536

Net income (loss) applicable to common stock	$(476)	$8,575

Income (loss) from continuing operations per common share:
Basic	$(0.51)	$0.35

Diluted	$(0.51)	$0.34

Income from discontinued operations per common share:
Basic	$0.55	$0.12

Diluted	$0.54	$0.11

Net income (loss) applicable to common stock per common share:
Basic	$(0.02)	$0.34

Diluted	$(0.02)	$0.34

Average common shares outstanding:
Basic	25,141	24,860

Diluted	25,386	25,366

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,036	$11,592
Adjustments to reconcile net income to net cash provided by operating activities -
Depletion, depreciation and amortization	17,708	9,832
Unrealized (gain) loss on derivatives not qualifying for hedge accounting	13,124	(16,121)
Deferred income taxes	654	6,241
Dry hole costs	905	—
Amortization of leasehold costs	1,766	1,158
Stock based compensation (non-cash)	1,350	932
Gain on sale of assets	(16,789)	—
Other non cash items	98	(193)
Changes in assets and liabilities -
Accounts receivable, trade and other, net of allowance	(331)	(3,601)
Accrued oil and gas revenue	(260)	1,926
Prepaid expenses and other	(263)	7
Accounts payable	(3,049)	8,524
Accrued liabilities	960	5,476

Net cash provided by operating activities	16,909	25,773

Cash flows from investing activities:
Capital expenditures	(63,543)	(63,504)
Proceeds from sale of assets	74,029	909
Release of restricted cash funds	2,039	—

Net cash provided by (used in) investing activities	12,525	(62,595)

Cash Flows from Financing Activities
Principal payments of bank borrowings	(65,000)	—
Proceeds from bank borrowings	38,500	—
Net proceeds from preferred stock offering	—	29,037
Redemption of preferred stock	—	(9,310)
Preferred stock dividends	(1,511)	(1,229)
Deferred financing costs	(35)	—
Other	—	(15)

Net cash provided by (used in) financing activities	(28,046)	18,483

Net increase (decrease) in cash and cash equivalents	1,388	(18,339)
Cash and cash equivalents, beginning of period	6,184	19,842

Cash and cash equivalents, end of period	7,572	1,503

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,000	674

Cash paid during the period for income taxes	$—	—

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$1,036	$11,592

Other comprehensive income (loss):
Change in fair value of derivatives (1)	—	(1,079)
Reclassification adjustment (2)	1,261	412

Other comprehensive income (loss)	1,261	(667)

Comprehensive income	$2,297	$10,925

(1) Net of income tax benefit of:	$—	$581
(2) Net of income tax expense of:	$679	$222

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Significant Accounting Policies

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

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

Assets Held for Sale—Assets Held for Sale as of March 31, 2007, represent our remaining assets in South Louisiana. These assets include the St. Gabriel, Bayou Bouillon and Plumb Bob fields. These assets are expected to be sold within one year.

Income Taxes—Uncertain Tax Positions—In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect adjustment to retained earnings, our financial condition or results of operations as a result of implementing FIN 48. See Note 7 to the Consolidated Financial Statements.

Recently Released Accounting Pronouncements—In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item must be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. We are currently assessing the impact of SFAS 159 on our financial statements.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—Asset Retirement Obligations

SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets and requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We adopted SFAS 143 on January 1, 2003 and recorded an incremental liability for asset retirement obligations of $1.4 million, additional oil and gas properties, net of accumulated depletion, depreciation and amortization, in the amount of $1.1 million and a net of tax cumulative effect of change in accounting principle of $0.2 million. The reconciliation of the beginning and ending asset retirement obligation for the period ending March 31, 2007 is as follows (in thousands):

Beginning balance	$9,557
Liabilities incurred	—
Liabilities settled or sold	(6,207)
Accretion expense (reflected in depletion, depreciation and amortization expense)	45

Ending balance	3,395
Less current portion	(158)

$3,237

The liabilities settled in the first quarter of 2007 represent the Asset Retirement Obligation for substantially all of our properties in South Louisiana sold to a private company. The ending balance at March 31, 2007, includes $0.3 million for Assets Held for Sale. See Note 6.

NOTE 3—Long-Term Debt

Long-term debt consisted of the following balances (in thousands):

	March 31, 2007	December 31, 2006
Senior Credit Facility	$—	$26,500
3.25% convertible senior notes due 2026	175,000	175,000

Total debt	175,000	201,500
Less current maturities	—	—

Total long-term debt	$175,000	$201,500

In December 2006, we sold $175 million of 3.25% convertible senior notes due in December 2026. With a portion of the proceeds of the note offering we fully repaid the outstanding balance of the second lien term loan. The notes mature on December 1, 2026, unless earlier converted, redeemed or repurchased. The notes will be our senior unsecured obligations and will rank equally in right of payment to all of our other existing and future indebtedness. The notes accrue interest at a rate of 3.25% annually and interest will be paid semi-annually on June 1 and December 1 beginning June 1, 2007.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 17, 2005, we amended our existing credit agreement and entered into an amended and restated senior credit agreement (the “Senior Credit Facility”) and a second lien term loan (the “Term Loan “) that expanded our borrowing capabilities and extended our credit facility for an additional two years. Total lender commitments under the Senior Credit Facility were $200.0 million which matures on February 25, 2010. Revolving borrowings under the Senior Credit Facility are subject to periodic redeterminations of the borrowing base which is currently established at $110.0 million. As of March 31, 2007, we repaid all outstanding amounts of the revolving borrowings under the Senior Credit Facility. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 0.00% to 0.50%, or LIBOR plus 1.25% to 2.00%, depending on borrowing base utilization.

The terms of the Senior Credit Facility require us to maintain certain covenants. Capitalized terms are defined in the credit agreement. The covenants include:

•	Current Ratio of 1.0/1.0:
•	Interest Coverage Ratio which is not less than 3.0/1.0 for the trailing four quarters; and
•	Total Debt no greater than 3.5 times EBITDAX for the trailing four quarters.

EBITDAX is earnings before interest expense, income tax, DD&A and exploration expense.

As of March 31, 2007, we were in compliance with all of the financial covenants of the Senior Credit Facility.

NOTE 4—Net Income (Loss) Per Share

Net income (loss) applicable to common stock was used as the numerator in computing basic and diluted income (loss) per common share for the three months ended March 31, 2007 and 2006. The following table reconciles the weighted average shares outstanding used for these computations (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Basic Method	25,141	24,860
Dilutive Stock Warrants	—	194
Dilutive Stock Options and Restricted Stock	245	312

Dilutive Method	25,386	25,366

NOTE 5—Hedging Activities

Commodity Hedging Activity

We enter into swap contracts, costless collars or other hedging agreements from time to time to manage the commodity price risk for a portion of our production. Our strategy, which is administered by the Hedging Committee of our Board of Directors, and reviewed periodically by the entire Board of Directors, has been to generally hedge between 30% and 70% of our production. As of March 31, 2007, the commodity hedges we utilized were in the form of: (a) swaps, where we receive a fixed price and pay a floating price, based on NYMEX quoted prices, (b) collars, where we receive the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pay the excess, if any, of the reference price over the ceiling price, and (c) fixed price physical contracts, whereby we agree in advance with the purchasers of our physical gas volumes as to specific quantities to be delivered and specific prices to be received for gas deliveries at specific transfer points in the future. Our natural gas swaps and collars (all financial contracts) were deemed ineffective beginning in the fourth quarter of 2004, and since that time we have been required to reflect the change in the fair value of our natural gas swaps and collars in earnings rather than in accumulated other comprehensive loss, a

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

component of stockholders’ equity. Additionally, our oil swaps and collars (all financial contracts) were deemed ineffective during the fourth quarter of 2006, thus the change in the fair value of our oil hedges is reflected in earnings as well. To the extent that our financial hedge contracts do not qualify for hedge accounting in the future, we will likewise be exposed to volatility in earnings resulting from changes in the fair value of those hedge contracts. The fixed price physical contracts qualify for the normal purchase and normal sale exception. Contracts that qualify for this treatment do not require mark-to-market accounting which recognizes changes in the derivative value each period through earnings.

As of March 31, 2007, our open forward positions on our outstanding commodity hedging contracts and fixed price physical contracts were as follows:

Swaps	Volume	Average Price
Oil (Bbl/day)
2Q 2007	400	$53.35
3Q 2007	400	$53.35
4Q 2007	400	$53.35

Fixed Price Physical Contracts	Volume	Price
Natural gas (MMBtu/day)
1Q 2008	23,500	$8.03
2Q 2008	23,500	$8.03
3Q 2008	23,500	$8.03
4Q 2008	23,500	$8.03

Collars	Volume	Floor/Cap
Natural gas (MMBtu/day)
2Q 2007	10,000	$9.00 – $10.65
3Q 2007	10,000	$9.00 – $10.65
4Q 2007	10,000	$9.00 – $10.65
2Q 2007	15,000	$7.00 – $13.60
3Q 2007	15,000	$7.00 – $13.60
4Q 2007	15,000	$7.00 – $13.60
2Q 2007	5,000	$7.00 – $13.90
3Q 2007	5,000	$7.00 – $13.90
4Q 2007	5,000	$7.00 – $13.90
1Q 2008	10,000	$8.00 – $10.20
2Q 2008	10,000	$8.00 – $10.20
3Q 2008	10,000	$8.00 – $10.20
4Q 2008	10,000	$8.00 – $10.20

The fair value of the oil and gas hedging contracts in place at March 31, 2007, resulted in a net asset of $2.2 million. For the three months ended March 31, 2007, we recognized in earnings a loss from derivatives not qualifying for hedge accounting in the amount of $9.5 million (this amount included realized gains of $3.7 million, as well as unrealized losses of $13.2 million). All of our natural gas and oil hedges were deemed ineffective for 2007; accordingly, the changes in fair value of such hedges could no longer be reflected in other comprehensive income. In the first quarter of 2007, we reclassified $1.3 million of previously deferred losses (net of $0.7 million in income taxes) from accumulated other comprehensive loss to loss on derivatives not qualifying for hedge accounting as the underlying properties to which the hedge was originally designated were sold.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter we also unwound an oil collar for 400 barrels per day. As a result, we recognized a gain of $0.9 million in the first quarter of 2007. In the first quarter of 2007, we entered into a series of physical sales contracts which will result in us selling approximately 23,500 MMbtu of gas per day in calendar year 2008 for an average price of $8.03 per MMbtu before transportation charges.

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

Interest Rate Swaps

We have a variable-rate debt obligation that exposes us to the effects of changes in interest rates. To partially reduce our exposure to interest rate risk, from time to time we enter into interest rate swap agreements. At March 31, 2007, we had the following interest rate swaps in place with BNP (in millions):

Effective Date	Maturity Date	LIBOR Swap Rate	Notional Amount
02/27/07	02/26/09	4.86%	$40.0

The fair value of the interest rate swap contracts in place at March 31, 2007, resulted in an asset of $54,000. For the three months ended March 31, 2007 and 2006, our earnings were not significantly affected by cash flow hedging ineffectiveness of the interest rates swaps.

NOTE 6—Discontinued Operations

On March 20, 2007, the Company and Malloy Energy Company, L.L.C. closed the sale of substantially all of their oil and gas properties in South Louisiana with the exception of the three properties discussed under Note 1 “Assets Held for Sale”. The total sales price for the Company’s interest in the oil and gas properties was $77 million. The total sales price for Malloy Energy’s interests in these properties was approximately $22 million. The Chairman of our Board of Directors, Patrick E. Malloy, III, is the President and controlling shareholder of Malloy Energy Company, L.L.C.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations and gain relating to the sale have been reflected as discontinued operations. We recorded an after tax gain on sale of $10.9 million (pre-tax gain of $16.8 million and tax of $5.9 million) on net proceeds of approximately $74.0 million after normal closing adjustments.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the amounts included in income from discontinued operations:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenues	$8,603	$10,482
Income from discontinued operations	4,346	4,409
Income tax expense	(1,521)	(1,543)
Income from discontinued operations net of tax	2,825	2,866

The following presents the main classes of assets and liabilities associated with long-lived assets classified as held for sale:

March 31, 2007
Assets held for sale	$1,867
Accrued liabilities	105
Accrued abandonment costs	276

NOTE 7—Income Taxes

Uncertain Tax Positions

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. The amount of unrecognized tax benefits did not materially change as of March 31, 2007.

It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company files a consolidated federal income tax return in the United States Federal jurisdiction and various combined and separate filings in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1992.

The Company’s continuing practice is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, Goodrich did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 30, 2008.

Provision for Income taxes

We recorded a net income tax benefit attributable to continuing operations totaling $6.7 million, which is an effective tax rate of 34.7%. Our effective tax rate differs from the 35% federal statutory rate primarily due to state income taxes. The income tax benefit includes tax expense of $94 thousand ($63 thousand net of federal tax benefit) attributable to the Texas Margin Tax (“TMT”) which took effect for our Texas income tax reporting purposes on January 1, 2007.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—Commitments and Contingencies

In July 2005, we received a Notice of Proposed Tax Due from the State of Louisiana asserting that we underpaid our Louisiana franchise taxes for the years 1998 through 2004 in the amount of $0.6 million. The Notice of Proposed Tax Due includes additional assessments of penalties and interest in the amount of $0.4 million for a total asserted liability of $1.0 million. In order to avoid future penalties and interest, the Company paid, under protest, $1.0 million to the State of Louisiana in April 2007. We have accrued for this amount at March 31, 2007, and recognized an expense equal to the full $1.0 million. We plan to pursue the reimbursement of the full $1.0 million paid under protest in April 2007. Should our efforts prevail, the taxes paid under protest would be refunded, at which time we would book a credit to general and administrative expense.

We are party to additional lawsuits arising in the normal course of business. We intend to defend these actions vigorously and believe, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to our financial position or results of operations.

NOTE 9 – Acquisitions and Divestitures

On February 7, 2007, we announced the acquisition of drilling and development rights to acreage located in the Angelina River play. We acquired a 60% working interest in the acreage and will operate the joint venture. The acquisition was completed in two separate transactions. In the initial transaction, we acquired a 40% working interest for $2.0 million from a private company. We also agreed to carry the private company for a 20% working interest in the drilling of five wells. In the second transaction, we purchased the remaining 20% working interest in the acreage in a like-kind exchange for our 30% interest in the Mary Blevins field.

On March 20, 2007, the company closed the sale of substantially all of its oil and gas properties in South Louisiana to a private company. See Note 6.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report, including statements of the future plans, objectives, and expected performance of the Company, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are dependent upon certain events, risks and uncertainties that may be outside the Company’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to:

•	planned capital expenditures;

•	future drilling activity;

•	our financial condition;

•	business strategy;

•	the market prices of oil and gas;

•	economic and competitive conditions;

•	legislative and regulatory changes; and

•	financial market conditions.

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

These factors, as well as additional factors that could affect our operating results and performance are described in our Form 10-K under the headings “Business—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We urge you to carefully consider those factors.

All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. We undertake no responsibility to update our forward-looking statements.

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

Source of Revenues

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

Cotton Valley Trend

Our relatively low risk development drilling program in the Cotton Valley Trend is primarily centered in and around Rusk, Panola, Angelina and Nacogdoches Counties, Texas, and DeSoto and Caddo and Bienville Parishes, Louisiana. In addition, we have recently expanded our acreage position in the Trend to include Harrison, Smith and Upshur Counties of Texas. We have steadily increased our acreage position in these areas over the last two years to approximately 185,000 gross acres as of March 31, 2007. As of March 31, 2007, we have drilled and/or logged a cumulative total of 173 Cotton Valley wells with a success rate in excess of 99%, of which drilling operations were conducted on 23 gross wells during the first quarter of 2007. Our net production volumes from our Cotton Valley Trend wells aggregated approximately 36,677 Mcfe of gas per day in the first quarter of 2007, or approximately 98.5% higher than the Cotton Valley Trend production of the prior year period.

Sale of South Louisiana Assets

On March 20, 2007, we completed the sale of substantially all of our assets in South Louisiana to a private company. The sale resulted in total proceeds of $74.0 million, net to the Company, after normal closing adjustments. The effective date of the sale was July 1, 2006. We also expect to sell our remaining assets in South Louisiana within the next year. The remaining fields treated as held for sale are St. Gabriel, Bayou Bouillon and Plumb Bob.

First Quarter 2007 Highlights

Our development, financial and operating performance for the first quarter 2007 included the following highlights:

•	We completed the sale of substantially all of our assets in South Louisiana to a private company for $77 million.

•	We increased our oil and gas production volumes on continuing operations to approximately 37,233 Mcfe per day, representing an increase of 59% from the first quarter of 2006.

•	We completed drilling operations on 14 gross wells in the first quarter of 2007.

•	We funded our capital expenditures of $73.4 million in the first quarter of 2007 through a combination of cash flow from operations, net proceeds from our sale of assets and available cash.

•

Our after-tax net loss from continuing operations reflected an income tax benefit rate of 35% in the first quarter of 2007; however, we did not incur any income taxes on a current basis due to our substantial tax net operating loss carrryforwards and other factors.

A more complete overview and discussion of our operations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The financial statements include discontinued operations presentation for our assets located in south Louisiana. See Note 6 to our consolidated financial statements.

For the three months ended March 31, 2007, we reported a net loss applicable to common stock of $0.5 million, or $0.02 per basic share on total revenue of $23.5 million as compared with a net income applicable to common stock of $8.6 million, or $0.34 per basic share, on total revenue of $14.8 million for the three months ended March 31, 2006.

Oil and Natural Gas Revenues

Revenues presented in the table and the discussion below represent revenue from sales of our oil and natural gas production volumes and include the realized gains and losses on the effective portion of our derivative instruments for 2006 as further described under Note 5 to the Consolidated Financial Statements. All of our derivative instruments were ineffective in the first quarter of 2007 and did not qualify for hedge accounting.

	Three Months Ended March 31,		% Change from 2006 to 2007
	2007	2006
Production – Continuing Operations:
Natural gas (MMcf)	3,195	1,975	62%
Oil and condensate (MBbls)	26	22	18%
Total (MMcfe)	3,351	2,107	59%
Production – Discontinued Operations:
Natural gas (MMcf)	521	645	(19%)
Oil and condensate (MBbls)	82	89	(8%)
Total (MMcfe)	1,013	1,179	(14%)
Revenues from production (in thousands):
Natural gas	$21,861	$13,144	66%
Effects of cash flow hedges	—	—	—

Total	$21,861	$13,144	66%

Oil and condensate	$1,455	$1,280	14%
Effects of cash flow hedges	—	—	—

Total	$1,455	$1,280	14%

Natural gas, oil and condensate	$23,316	$14,424	62%
Effects of cash flow hedges	—	—	—

Total revenues from production	$23,316	$14,424	62%

Average sales price per unit:
Natural gas (per Mcf)	$6.84	$6.66	3%
Effects of cash flow hedges (per Mcf)	—	—	—

Total (per Mcf)	$6.84	$6.66	3%

Oil and condensate (per Bbl)	$56.68	$58.18	(3%)
Effects of cash flow hedges (per Bbl)	—	—	—

Total (per Bbl)	$56.68	$58.18	(3%)

Natural gas, oil and condensate (per Mcfe)	$6.96	$6.85	2%
Effects of cash flow hedges (per Mcfe)	—	—	—

Total (per Mcfe)	$6.96	$6.85	2%

Revenues from production-continuing operations increased 62% in the first quarter of 2007 compared to the same period in 2006 due primarily to a substantial increase in Cotton Valley Trend production. Revenues were also impacted favorably by a 2% increase in our sales price per unit.

	Three Months Ended March 31,		Variance
Operating Expenses per Mcfe	2007	2006
Lease operating expense	$1.23	$1.06	$0.17	16%
Production taxes	0.09	0.43	(0.34)	(79%)
Transportation	0.32	—	—	—
Depreciation, depletion and amortization	5.28	2.79	2.49	89%
Exploration	0.69	0.66	0.03	5%
General and administrative	1.59	1.79	(0.20)	(11%)

Lease Operating. Lease operating expense for the first quarter of 2007 increased on an absolute basis ($4.1 million compared to $2.2 million) as well as on a per unit basis ($1.23 per Mcfe compared to $1.06 per Mcfe) from the first quarter of 2006. This increase in unit costs was primarily attributable to an industry wide increase in operating costs as well as high salt water disposal (“SWD”) costs prevalent in certain of our Cotton Valley Trend fields. Once we are able to fully implement our low pressure gathering system in East Texas, which is nearing completion, we expect these expenses to be meaningfully reduced on a per unit basis.

Production Taxes. Production taxes decreased to $0.3 million for the first quarter of 2007 compared to $0.9 million for the comparable period in 2006 due to a greater portion of our wells qualifying for Tight Gas Sands (“TGS”) credits in the State of Texas. These TGS credits allow for reduced and in many cases the complete elimination of severance taxes in the State of Texas for qualifying wells for up to ten years of production. We only accrue for such credits once we have been notified of the State’s approval, and we anticipate that we will incur a gradually lower production tax rate in the future as we add additional Cotton Valley Trend wells to our production base and as reduced rates are approved.

Transportation. Transportation expense increased to $1.1 million ($0.32 per Mcfe) in the first quarter of 2007 as a result of increased volumes in the Cotton Valley Trend. As disclosed in the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2006, prior to that quarter transportation expenses were shown as a deduction from oil and gas revenues. As such, for the first quarter of 2006, there were no transportation expenses booked. However, the Company did disclose in the aforementioned Form 10-Q that the amounts included as a reduction in revenues in the first quarter of 2006 amounted to $0.5 million.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased to $17.7 million from $5.9 million for the same period in 2006 primarily due to a higher DD&A rate coupled with higher levels of production. The average DD&A rate increased to $5.28 per Mcfe in the first quarter of 2007, compared to $2.79 per Mcfe in the same quarter of 2006, due to a higher percentage of production coming from fields with higher average DD&A rates. We calculated first quarter 2007 DD&A rates using the December 31, 2006 reserves, which were valued at 2006 year-end prices as required by the SEC. Given the significant pricing difference between December 31, 2006 and December 31, 2005, a number of our wells drilled during 2006 were credited with fewer proved developed reserves than originally anticipated, thus resulting in the higher DD&A rate. The Company is currently planning to engage its independent engineering firm to audit our mid-year 2007 reserves, at which time we may recalculate the DD&A rates for the remainder of 2007.

Exploration. Exploration expenses for the first quarter of 2007 increased to $2.3 million from $1.4 million during the first quarter of 2006, due primarily to higher leasehold amortization costs and delay rental costs. As the Company has increased its undeveloped acreage position since last year, the amortization of leasehold costs, which is a non-cash expense, has increased to $1.8 million from $1.2 million in the prior year period.

General and Administrative. General and administrative expense increased to $5.3 million for the first quarter of 2007, compared to $3.8 million for the same period of 2006. We accrued a liability for $1.0 million in March 2007 representing $0.4 million in penalties and interest and $0.6 million owed to the State of Louisiana for franchise taxes (see Note 8 to our consolidated financial statements). While we paid this amount under protest in April 2007, we plan to pursue the reimbursement of the full $1.0 million. Should our efforts prevail, the taxes paid under protest would be refunded. Of the $5.3 million incurred in the first quarter of 2007, stock based compensation expense, which is non-cash, amounted to $1.4 million versus $0.9 million in 2006.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Other income (expense):
Interest Expense	$(2,624)	$(695)
Gain (loss) on derivatives not qualifying for hedge accounting	(9,487)	13,542
Income tax (expense) benefit	6,743	(4,698)
Gain on disposal, net of tax	10,913	—
Income from discontinued operations, net of tax	2,825	2,866

Interest Expense. Interest expense increased to $2.6 million from the first quarter 2006 amount of $0.7 million as a result of the higher average level of funded debt during the first quarter of 2007, due largely to our financing activities consummated during fiscal year 2006.

Gain (Loss) on Derivatives Not Qualifying for Hedge Accounting. Loss on derivatives not qualifying for hedge accounting was $9.5 million for the first quarter of 2007 compared to a gain of $13.5 million for the first quarter of 2006. The loss in 2007 includes an unrealized loss of $13.2 million for the change in fair value of our ineffective oil and gas hedges, and a realized gain of $3.7 million for the effect of settled derivatives. Our natural gas hedges were deemed ineffective beginning in the fourth quarter of 2004, and we have been required to reflect the change in the fair value of our natural gas hedges in earnings rather than in accumulated other comprehensive loss, a component of stockholders’ equity. Additionally, our oil hedges were deemed ineffective beginning in the fourth quarter of 2006. To the extent that our hedges do not qualify for hedge accounting in the future, we will likewise be exposed to volatility in earnings resulting from changes in the fair value of our hedges.

Income taxes. Income taxes were a benefit of $6.7 million for the first quarter of 2007 compared to an expense of $4.7 million for the first quarter of 2006. The amounts in both periods essentially represented 35% of pre-tax income (loss) from continuing operations. We did not however, incur any income taxes on a current basis due to our substantial tax net operating loss carryforwards.

Discontinued Operations. Income from discontinued operations for the three months ended March 31, 2007 and 2006, related to our South Louisiana assets. We sold substantially all of our South Louisiana assets to a private company in a sale that closed March 20, 2007. We also recorded a gain on disposal, net of tax, of $10.9 million. Our remaining South Louisiana assets, the St. Gabriel, Bayou Bouillon and Plumb Bob fields, were considered held for sale at March 31, 2007.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2007	2006	Variance
	(in thousands)
Cash flow statement information:
Net cash:
Provided by operating activities	$16,909	$25,773	$(8,864)
Provided by (used in) investing activities	12,525	(62,595)	75,120
Provided by (used in) financing activities	(28,046)	18,483	(46,529)

Increase (decrease) in cash and cash equivalents	$1,388	$(18,339)	$19,727

Operating activities. Net cash provided by operating activities decreased to $16.9 million for the first quarter of 2007, from $25.8 million in the first quarter of 2006. Virtually all of this decrease resulted from the impact of working capital changes on our operating cash flow. During the first quarter of 2007, these changes used $2.9 million of available cash flow, whereas in the first quarter of 2006, these changes provided an additional $12.3 million of cash flow. Given the nature of our ongoing operations in the Cotton Valley Trend and the number of rigs we currently have under contract, these working capital changes will likely fluctuate from time to time between being a source of funds or a use of funds in any given quarter. Our cash flows before working capital changes were up from $13.5 million in the first quarter of 2006 to $19.8 million in the first quarter of 2007 based primarily on our increased production volumes.

Investing activities. Net cash used in investing activities was a source of $12.5 million for the first quarter of 2007 compared to a use of $62.6 million for the first quarter of 2006. We received proceeds of $74.0 million resulting from the sale of substantially all of our South Louisiana assets in the first quarter of 2007, which more than offset capital expenditures of $63.5 million. We also released $2.0 million from restricted cash held in escrow related to the sale properties. We conducted drilling operations on approximately 19 gross wells, 15 gross wells located in our Cotton Valley Trend and 4 gross wells located in Angelina River, during the first quarter of 2007. As a comparison, we conducted drilling operations on approximately 30 gross wells, of which 28 were located in our Cotton Valley Trend, during the first quarter of 2006. We also received proceeds of $0.9 million from the sale of a salt water disposal facility in the first quarter of 2006.

Financing activities. Net cash used in financing activities was $28.0 million for the first quarter of 2007. Net cash provided by financing activities was $18.5 million for the first quarter of 2006. We used proceeds from our sale of properties in the first quarter of 2007 to pay the full outstanding balance on our Senior Credit Facility, which had grown to $65.0 million by the time we received these proceeds.

In December 2006, our Board of Directors approved a preliminary 2007 capital expenditure budget of approximately $275 million, to be used to fund our development drilling program, lease acquisitions and installation of infrastructure in the Cotton Valley Trend of East Texas and Northwest Louisiana. Our Board of Directors may increase our capital expenditure budget for 2007, subject to future economic conditions and financial resources. We expect to finance our 2007 capital expenditures through a combination of cash flow from operations, proceeds from the aforementioned asset sales, and borrowings under our existing bank credit facility (see “Senior Credit Facility”). In the future, we may issue additional debt or equity securities to provide additional financial resources for our capital expenditures and other general corporate purposes. Our Senior Credit Facility includes certain financial covenants with which we were in compliance as of March 31, 2007. We do not anticipate a lack of borrowing capacity under our senior credit facility or term loan in the foreseeable future due to an inability to meet any such financial covenants nor a reduction in our borrowing base.

Senior Credit Facility

On November 17, 2005, we amended our existing credit agreement and entered into an amended and restated senior credit agreement (the “Senior Credit Facility”) and a second lien term loan (the “Term Loan”) that expanded our borrowing capabilities and extended our credit facility for an additional two years. Total lender commitments under the Senior Credit Facility were $200.0 million which matures on February 25, 2010. Revolving borrowings under the Senior Credit Facility are subject to periodic redeterminations of the borrowing base, which is currently established at $110.0 million, and is scheduled to be redetermined in the third quarter of 2007. As of March 31, 2007, we repaid all outstanding amounts of the revolving borrowings under the Senior Credit Facility. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at either the bank base rate plus 0.00% to 0.50%, or LIBOR plus 1.25% to 2.00%, depending on borrowing base utilization.

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

As of March 31, 2007, we were in compliance with all of the financial covenants of the Senior Credit Facility.

Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts or assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2006 Annual Report on Form 10-K, includes a discussion of our critical accounting policies.

Income Taxes — FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of 2007. See Notes 1 and 7 to our consolidated financial statements.

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

We enter into futures contracts or other hedging agreements from time to time to manage the commodity price risk for a portion of our production. We consider these agreements to be hedging activities and, as such, monthly settlements on the contracts that qualify for hedge accounting are reflected in our crude oil and natural gas sales. Our strategy, which is administered by the Hedging Committee of our Board of Directors, and reviewed periodically by the entire Board of Directors, has been to generally hedge between 30% and 70% of our production. As of March 31, 2007, the commodity hedges we utilized were in the form of: (a) swaps, where we receive a fixed price and pay a floating price, based on NYMEX quoted prices, (b) collars, where we receive the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pay the excess, if any, of the reference price over the ceiling price, and (c) fixed price physical contracts which qualify for normal purchase and normal sale treatment, whereby we agree in advance with the purchasers of our physical gas volumes as to specific quantities to be delivered and specific prices to be received for gas deliveries at specific transfer points in the future. See Note 5 “Hedging Activities” to our consolidated financial statements for additional information.

Our hedging contracts fall within our targeted range of 30% to 70% of our estimated net oil and gas production volumes for the applicable periods of 2007. The fair value of the crude oil and natural gas hedging contracts in place at March 31, 2007, resulted in an asset of $2.2 million. Based on oil and gas pricing in effect at March 31, 2007, a hypothetical 10% increase in oil and gas prices would have decreased the derivative asset to $1.6 million while a hypothetical 10% decrease in oil and gas prices would have increased the derivative asset to $2.9 million.

Interest Rate Risk

We have a variable-rate debt obligation that exposes us to the effects of changes in interest rates. To partially reduce our exposure to interest rate risk, from time to time we enter into interest rate swap agreements. At March 31, 2007, we had the following interest rate swaps in place with BNP (in millions).

Effective Date	Maturity Date	LIBOR Swap Rate	Notional Amount
02/27/07	02/26/09	4.86%	$40.0

The fair value of the interest rate swap contracts in place at March 31, 2007, resulted in an asset of $54,000. Based on interest rates at March 31, 2007, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the asset.

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

As required by SEC rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of March 31, 2007, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A – Risk Factors

There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 6 – Exhibits

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

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: May 10, 2007	By:	/s/ Walter G. Goodrich
Walter G. Goodrich
Vice Chairman & Chief Executive Officer

Date: May 10, 2007	By:	/s/ David R. Looney
David R. Looney Executive Vice President & Chief Financial Officer