Form 10-Q
period 2007-06-30
GOODRICH PETROLEUM CORP
filed 2007-08-09
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares outstanding of the Registrant’s common stock as of August 6, 2007 was 28,315,538.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Amounts and Par Value)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,625	$6,184
Assets held for sale	1,829	—
Accounts receivable, trade and other, net of allowance	12,400	9,665
Accrued oil and gas revenue	9,925	10,689
Fair value of oil and gas derivatives	4,149	13,419
Fair value of interest rate derivatives	269	219
Prepaid expenses and other	1,626	994

Total current assets	35,823	41,170

PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	556,845	575,666
Furniture, fixtures and equipment	1,629	1,463

	558,474	577,129
Less: Accumulated depletion, depreciation and amortization	(115,927)	(156,509)

Net property and equipment	442,547	420,620

OTHER ASSETS:
Restricted cash and investments	—	2,039
Fair value of oil and gas derivatives	458	—
Deferred tax asset	10,750	9,705
Other	5,188	5,730

Total other assets	16,396	17,474

TOTAL ASSETS	$494,766	$479,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,457	$36,263
Accrued liabilities	23,585	26,811
Accrued abandonment costs	118	263

Total current liabilities	64,160	63,337
LONG-TERM DEBT	223,500	201,500
Accrued abandonment costs	3,691	9,294

Total Liabilities	291,351	274,131

Commitments and contingencies (See Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares authorized:
Series B convertible preferred stock, $1.00 par value, issued and outstanding 2,250,000 shares	2,250	2,250
Common stock: $0.20 par value, 100,000,000 and 50,000,000 shares authorized, respectively; issued and outstanding 28,313,891 and 28,218,422 shares, respectively	5,033	5,049
Additional paid in capital	216,026	213,666
Treasury stock	(36)	—
Accumulated deficit	(19,858)	(14,571)
Accumulated other comprehensive loss	—	(1,261)

Total stockholders’ equity	203,415	205,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$494,766	$479,264

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Oil and gas revenues	$27,860	$19,976	$51,177	$34,399
Other	146	178	371	524

	28,006	20,154	51,548	34,923

Operating expenses:
Lease operating expense	6,310	2,326	10,421	4,564
Production taxes	(750)	901	(432)	1,803
Transportation	1,440	1,488	2,515	1,488
Depreciation, depletion and amortization	19,461	9,984	37,169	15,866
Exploration	1,767	1,508	4,093	2,907
General and administrative	5,500	4,195	10,838	7,966

	33,728	20,402	64,604	34,594

Operating income (loss)	(5,722)	(248)	(13,056)	329

Other income expense:
Interest expense	(2,222)	(1,502)	(4,846)	(2,197)
Gain (loss) on derivatives not qualifying for hedge accounting	3,634	5,881	(5,853)	19,423

	1,412	4,379	(10,699)	17,226

Income (loss) before income taxes	(4,310)	4,131	(23,755)	17,555
Income tax (expense) benefit	1,519	(1,412)	8,262	(6,110)

Income (loss) from continuing operations	(2,791)	2,719	(15,493)	11,445

Discontinued operations (See Note 6):
Gain (loss) on disposal, net of tax	(162)	—	10,751	—
Income (loss) from discontinued operations, net of tax	(346)	1,579	2,479	4,445

	(508)	1,579	13,230	4,445

Net income (loss)	(3,299)	4,298	(2,263)	15,890
Preferred stock dividends	1,512	1,512	3,024	2,993
Preferred stock redemption premium	—	9	—	1,545

Net income (loss) applicable to common stock	$(4,811)	$2,777	$(5,287)	$11,352

Income (loss) per common share from continuing operations
Basic	$(0.11)	$0.11	$(0.62)	$0.46

Diluted	$(0.11)	$0.11	$(0.62)	$0.45

Income (loss) per common share from discontinuing operations
Basic	$(0.02)	$0.06	$0.53	$0.18

Diluted	$(0.02)	$0.06	$0.52	$0.17

Net income (loss) per common share applicable to common stock
Basic	$(0.19)	$0.11	$(0.21)	$0.46

Diluted	$(0.19)	$0.11	$(0.21)	$0.45

Weighted average common shares outstanding
Basic	25,185	24,936	25,163	24,898

Diluted	25,483	25,446	25,435	25,406

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,263)	$15,890
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depletion, depreciation, and amortization	37,169	22,923
Unrealized (gain) loss on derivatives not qualifying for hedge accounting	10,680	(21,848)
Deferred income taxes	(1,138)	8,556
Dry hole costs	929	20
Amortization of leasehold costs	3,569	2,484
Stock based compensation (non-cash)	2,681	2,338
Gain on sale of assets	(16,538)	—
Other non-cash items	157	401
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(2,735)	(2,716)
Accrued oil and gas revenue	764	2,015
Prepaid expenses and other	(632)	(510)
Accounts payable	7,581	23,785
Accrued liabilities	(308)	1,666

Net cash provided by operating activities	39,916	55,004

Cash flows from investing activities:
Capital expenditures	(135,375)	(143,934)
Proceeds from sale of assets	74,029	1,731
Release of restricted cash	2,039	—

Net cash used in investing activities	(59,307)	(142,203)

Cash flows from financing activities:
Principal payments of bank borrowings	(65,000)	(3,000)
Proceeds from bank borrowings	87,000	57,500
Net proceeds from preferred stock offering	—	28,973
Redemption of preferred stock	—	(9,319)
Exercise of stock options and warrants	—	40
Deferred financing costs	(144)	—
Preferred stock dividends	(3,024)	(2,741)
Other	—	(15)

Net cash provided by financing activities	18,832	71,438

Decrease in cash and cash equivalents	(559)	(15,761)
Cash and cash equivalents, beginning of period	6,184	19,842

Cash and cash equivalents, end of period	$5,625	$4,081

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$3,861	$1,468

Cash paid during period for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(3,299)	$4,298	$(2,263)	$15,890

Other comprehensive income (loss):
Change in fair value of derivatives (1)	—	(1,096)	—	(2,175)
Reclassification adjustment (2)	—	690	1,261	1,102

Other comprehensive income (loss):	—	(406)	1,261	(1,073)

Comprehensive income (loss)	$(3,299)	$3,892	$(1,002)	$14,817

(1) Net of income tax benefit of:	$—	$590	$—	$1,171
(2) Net of income tax expense of:	$—	$372	$679	$593

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION

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

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

Assets Held for Sale—Assets Held for Sale as of June 30, 2007, represent our remaining assets in South Louisiana. These assets include the St. Gabriel, Bayou Bouillon and Plumb Bob fields. These assets are expected to be sold by the end of 2007.

Income Taxes—Uncertain Tax Positions—In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect adjustment to retained earnings, our financial condition or results of operations as a result of implementing FIN 48. See Note 7 to the Consolidated Financial Statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our consolidated financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our financial statements.

NOTE 2—Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the periods in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the

GOODRICH PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capitalized cost is depreciated over the useful life of the related asset. The reconciliation of the beginning and ending asset retirement obligation for the period ending June 30, 2007 is as follows (in thousands):

Beginning balance, January 1, 2007	$9,557
Liabilities incurred	467
Liabilities settled or sold	(6,307)
Accretion expense (reflected in depletion, depreciation and amortization expense)	92

Ending balance, June 30, 2007	3,809
Less current portion	118

$3,691

The liabilities settled or sold in the amount of $6.3 million represent the Asset Retirement Obligation for all of our properties in South Louisiana sold to a private company. The ending balance at June 30, 2007, includes $0.3 million for Assets Held for Sale. See Note 6.

NOTE 3—Long-Term Debt

Long-term debt consisted of the following balances (in thousands):

	June 30, 2007	December 31, 2006
Senior Credit Facility	$48,500	$26,500
3.25% convertible senior notes due 2026	175,000	175,000

Total long-term debt	$223,500	$201,500

In December 2006, we sold $175 million of 3.25% convertible senior notes due in December 2026. With a portion of the proceeds of the note offering we fully repaid the outstanding balance of the second lien term loan. The notes mature on December 1, 2026, unless earlier converted, redeemed or repurchased. The notes will be our senior unsecured obligations and will rank equally in right of payment to all of our other existing and future indebtedness. The notes accrue interest at a rate of 3.25% annually and interest will be paid semi-annually on June 1 and December 1, which began on June 1, 2007.

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

On November 17, 2005, we amended our existing credit agreement and entered into an amended and restated senior credit agreement (the “Senior Credit Facility”) and a second lien term loan (the “Term Loan”) that expanded our borrowing capabilities and extended our credit facility for an additional two years. Total lender commitments under the Senior Credit Facility were $200 million which matures on February 25, 2010. Revolving borrowings under the Senior Credit Facility are limited to, and subject to periodic redeterminations of, the borrowing base which is currently established at $110 million. As of June 30, 2007, we have $48.5 million in revolving borrowings under the Senior Credit Facility. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 0.00% to 0.50%, or LIBOR plus 1.25% to 2.00%, depending on borrowing base utilization.

GOODRICH PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the Senior Credit Facility require us to maintain certain covenants. Capitalized terms are defined in the credit agreement. The covenants include:

•	Current Ratio of 1.0/1.0:

•	Interest Coverage Ratio which is not less than 3.0/1.0 for the trailing four quarters; and

•

Total Debt no greater than 4.25 times EBITDAX for the trailing four quarters. (EBITDAX is earnings before interest expense, income tax, DD&A and exploration expense. In calculating EBITDAX for this purpose, earnings includes realized gains (losses) from derivatives not qualifying for hedge accounting, but excludes unrealized gains (losses) from derivatives not qualifying for hedge accounting.)

On August 7, 2007, we amended the Senior Credit Facility (“Amended Senior Credit Facility”) to change the last of these financial covenants beginning with the quarter ending June 30, 2007 and ending with the quarter ending December 31, 2007. The financial covenant will return to a 3.5 times Debt to EBITDAX limitation for the trailing four quarters beginning with the quarter ending March 31, 2008. As a result of the afore-mentioned sale of the Company’s South Louisiana assets in the first quarter of 2007 (see Note 6), a preliminary EBITDAX calculation for the trailing four quarters ending June 30, 2007 (which excluded all EBITDAX generated by the sold South Louisiana assets) indicated that the Company might not be in compliance with the ratio at the 3.5 times limitation. As a result, the Company requested and the bank group approved amending the ratio as discussed above for the purpose of clarifying the calculation of the covenant.

As of June 30, 2007, we were in compliance with all of the financial covenants of the Amended Senior Credit Facility.

NOTE 4—Net Income (Loss) Per Share

Net income (loss) applicable to common stock was used as the numerator in computing basic and diluted income (loss) per common share for the three months and six months ended June 30, 2007 and 2006. The following table reconciles the weighted average shares outstanding used for these computations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Basic Method	25,185	24,936	25,163	24,898
Dilutive Stock Warrants	—	316	—	314
Dilutive Stock Options and Restricted Stock	298	194	272	194

Dilutive Method	25,483	25,446	25,435	25,406

NOTE 5—Hedging Activities

Commodity Hedging Activity

We enter into swap contracts, costless collars or other hedging agreements from time to time to manage the commodity price risk for a portion of our production. Our strategy, which is administered by the Hedging Committee of our Board of Directors, and reviewed periodically by the entire Board of Directors, has been to generally hedge between 30% and 70% of our production. As of June 30, 2007, the commodity hedges we utilized were in the form of:

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

Our natural gas swaps and collars (all financial contracts) were deemed ineffective beginning in the fourth quarter of 2004, and since that time we have been required to reflect the change in the fair value of our natural gas swaps and collars in earnings rather than in accumulated other comprehensive loss, a component of stockholders’ equity. Additionally, our oil swaps and collars (all financial contracts) were deemed ineffective during the fourth quarter of 2006, thus the change in the fair value of our oil hedges is reflected in earnings as well. To the extent that our financial hedge contracts do not qualify for hedge accounting in the future, we will likewise be exposed to volatility in earnings resulting from changes in the fair value of those hedge contracts. The fixed price physical contracts qualify for the normal purchase and normal sale exception. Contracts that qualify for this treatment do not require mark-to-market accounting which recognizes changes in the derivative value each period through earnings.

GOODRICH PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2007, our open forward positions on our outstanding commodity hedging contracts and fixed price physical contracts were as follows:

Swaps	Volume	Average Price
Oil (Bbl/day)
3Q 2007	400	$53.35
4Q 2007	400	$53.35
Fixed Price Physical Contracts	Volume	Price
Natural gas (MMBtu/day)
1Q 2008	23,500	$8.03
2Q 2008	23,500	$8.03
3Q 2008	23,500	$8.03
4Q 2008	23,500	$8.03
Collars	Volume	Floor/Cap
Natural gas (MMBtu/day)
3Q 2007	10,000	$9.00 – $10.65
4Q 2007	10,000	$9.00 – $10.65
3Q 2007	15,000	$7.00 – $13.60
4Q 2007	15,000	$7.00 – $13.60
3Q 2007	5,000	$7.00 – $13.90
4Q 2007	5,000	$7.00 – $13.90
1Q 2008	10,000	$8.00 – $10.20
2Q 2008	10,000	$8.00 – $10.20
3Q 2008	10,000	$8.00 – $10.20
4Q 2008	10,000	$8.00 – $10.20

The fair value of the oil and gas hedging contracts in place at June 30, 2007, resulted in a net asset of $4.6 million. For the three months ended June 30, 2007, we recognized in earnings a gain from derivatives not qualifying for hedge accounting in the amount of $3.6 million of which $1.0 million was realized. For the six months ended June 30, 2007, we recognized in earnings a loss from derivatives not qualifying for hedge accounting in the amount of $5.9 million made up of an unrealized loss of $10.7 million offset by a realized gain of $4.8 million. All of our natural gas and oil hedges were deemed ineffective for 2007; accordingly, the changes in fair value of such hedges may no longer be reflected in other comprehensive income. In the first quarter of 2007, we reclassified $1.3 million of previously deferred losses (net of $0.7 million in income taxes) from accumulated other comprehensive loss to loss on derivatives not qualifying for hedge accounting as the underlying properties to which the hedge was originally designated were sold.

During the first quarter we also unwound an oil collar for 400 barrels per day. As a result, we recognized a gain of $0.9 million in the first quarter of 2007. In the first quarter of 2007, we entered into a series of physical sales contracts which will result in us selling approximately 23,500 MMbtu of gas per day in calendar year 2008 for an average price of $8.03 per MMbtu before transportation charges. In April 2007, we entered into a collar with BNP Paribas for 10,000 MMbtu/day with a floor of $8.00 and a ceiling of $10.20 for calendar year 2008.

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

GOODRICH PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps

We have a variable-rate debt obligation that exposes us to the effects of changes in interest rates. To partially reduce our exposure to interest rate risk, from time to time we enter into interest rate swap agreements. At June 30, 2007, we had the following interest rate swaps in place with BNP (in thousands):

Effective Date	Maturity Date	LIBOR Swap	Notional Amount
2/27/2007	2/26/2009	4.86%	$40,000

The fair value of the interest rate swap contracts in place at June 30, 2007, resulted in an asset of $0.3 million. Our earnings were not significantly affected by the fair value changes of the interest rate swaps for the three and six months ended June 30, 2007.

NOTE 6—Discontinued Operations

On March 20, 2007, the Company and Malloy Energy Company, L.L.C. closed the sale of substantially all of their oil and gas properties in South Louisiana with the exception of the three properties discussed under Note 1 “Assets Held for Sale.” The total sales price for the Company’s interest in the oil and gas properties was $77 million. The total sales price for Malloy Energy’s interests in these properties was approximately $22 million. The Chairman of our Board of Directors, Patrick E. Malloy, III, is the President and controlling shareholder of Malloy Energy Company, L.L.C.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations and gain relating to the sale have been reflected as discontinued operations. We recorded an after tax gain on sale of $10.8 million (pre-tax gain of $16.5 million and tax of $5.7 million) on net proceeds of approximately $74.0 million after normal closing adjustments.

The following table summarizes the amounts included in Income (loss) from discontinued operations net of tax (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$407	$10,472	$9,011	$20,954
Income (loss) from discontinued operations	(532)	2,482	3,814	6,891
Income tax benefit (expense)	186	(903)	(1,335)	(2,446)
Income (loss) from discontinued operations net of tax	(346)	1,579	2,479	4,445

The following presents the main classes of assets and liabilities associated with long-lived assets classified as held for sale (in thousands):

June 30, 2007
Assets held for sale	$1,829
Accrued abandonment costs	270

NOTE 7—Income Taxes

Uncertain Tax Positions

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of

GOODRICH PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations as a result of implementing FIN 48. The amount of unrecognized tax benefits did not materially change as of June 30, 2007.

It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company files a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1992.

The Company’s continuing practice is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, Goodrich did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.

Provision for Income taxes

We recorded a net income tax benefit on continuing operations of $1.5 million for the quarter ended June 30, 2007, resulting in an effective tax rate of 35.2% for the quarter. We recorded a net income tax benefit attributable to continuing operations totaling $8.3 million for the six months ended June 30, 2007, which is an effective tax rate of 34.8%. Our effective tax rate differs from the 35% federal statutory rate primarily due to state income taxes. The income tax benefit includes tax expense of $72 thousand ($47 thousand net of federal tax benefit) for the six months ended June 30, 2007, attributable to the Texas Margin Tax (“TMT”) which took effect for our Texas income tax reporting purposes on January 1, 2007.

NOTE 8—Commitments and Contingencies

In July 2005, we received a Notice of Proposed Tax Due from the State of Louisiana asserting that we underpaid our Louisiana franchise taxes for the years 1998 through 2004 in the amount of $0.6 million. The Notice of Proposed Tax Due includes additional assessments of penalties and interest in the amount of $0.4 million for a total asserted liability of $1.0 million. In order to avoid future penalties and interest, the Company paid, under protest, $1.0 million to the State of Louisiana in April 2007 which payment was expensed in General and administrative expense in first quarter 2007. We plan to pursue the reimbursement of the full $1.0 million paid under protest in April 2007. Should our efforts prevail, the taxes paid under protest would be refunded, at which time we would book a credit to general and administrative expense.

We are party to additional lawsuits arising in the normal course of business. We intend to defend these actions vigorously and believe, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to our financial position or results of operations.

NOTE 9—Acquisitions and Divestitures

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These factors, as well as additional factors that could affect our operating results and performance are described in our Annual Report on Form 10-K for the year ended December 31, 2006, under the headings “Business—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We urge you to carefully consider those factors.

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

Cotton Valley Trend

Our relatively low risk development drilling program in the Cotton Valley Trend is primarily centered in and around Rusk, Panola, Angelina and Nacogdoches counties, Texas, and DeSoto, Caddo and Bienville parishes, Louisiana. In addition, we have recently expanded our acreage position in the Cotton Valley Trend to include the Harrison, Smith and Upshur counties of Texas. We have steadily increased our acreage position in these areas over the last two years to approximately 185,000 gross acres as of June 30, 2007. Through June 30, 2007, we have participated in the drilling and logging of 203 Cotton Valley Trend wells with a success rate in excess of 99%, of which drilling operations were conducted on 30 gross wells during the second quarter of 2007. Our net production volumes from our Cotton Valley Trend wells aggregated approximately 40,698 Mcfe of gas per day in the second quarter of 2007, or approximately 28% higher than the Cotton Valley Trend production of the prior year period.

Sale of South Louisiana Assets

On March 20, 2007, we completed the sale of substantially all of our assets in South Louisiana to a private company. The sale resulted in total proceeds of $74.0 million, net to the Company, after normal closing adjustments. The effective date of the sale was July 1, 2006. We also expect to sell our remaining assets in South Louisiana by the end of 2007. The remaining fields treated as held for sale are St. Gabriel, Bayou Bouillon and Plumb Bob.

Second Quarter 2007 Highlights

Our development, financial and operating performance for the second quarter 2007 included the following highlights:

•	We increased our oil and gas production volumes on continuing operations to approximately 40,844 Mcfe per day, representing an increase of 28% from the second quarter of 2006.

•	We conducted drilling operations on 30 gross wells in the second quarter of 2007.

•	We funded our capital expenditures of $59.9 million in the second quarter of 2007 through a combination of cash flow from operations, borrowing on our revolver and available cash.

•	Our after-tax net loss from continuing operations reflected an income tax benefit rate of 35% in the second quarter of 2007.

A more complete overview and discussion of our operations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The financial statements include discontinued operations presentation for our assets located in South Louisiana. See Note 6 to our consolidated financial statements.

For the three months ended June 30, 2007, we reported a net loss applicable to common stock of $4.8 million, or $0.19 per basic share on total revenue of $28.0 million as compared with net income applicable to common stock of $2.8 million, or $0.11 per basic share, on total revenue of $20.2 million for the three months ended June 30, 2006.

For the six months ended June 30, 2007, we reported a net loss applicable to common stock of $5.3 million, or $0.21 per basic share on total revenue of $51.5 million as compared with net income applicable to common stock of $11.4 million, or $0.46 per basic share, on total revenue of $34.9 million for the six months ended June 30, 2006.

Higher depreciation, depletion and amortization expense impacted the results of operations in the three and six month periods ended June 30, 2007 compared to the same periods in 2006 as well as a loss on derivatives not qualifying for hedge accounting in the six months ended June 30, 2007 versus a gain for the year earlier period. See our discussions below under the captions “Depreciation, Depletion and Amortization” and “Gain (Loss) on Derivatives Not Qualifying for Hedge Accounting.”

Oil and Natural Gas Revenues

Revenues presented in the table and the discussion below represents revenue from sales of our oil and natural gas production volumes. All of our derivative instruments were ineffective in 2007 and did not qualify for hedge accounting.

	Three Months Ended June 30,		% Change from 2006 to 2007	Six Months Ended June 30,		% Change from 2006 to 2007
	2007	2006		2007	2006
Production – Continuing Operations:
Natural gas (MMcf)	3,549	2,710	31%	6,744	4,680	44%
Oil and condensate (MBbls)	28	32	(13)%	54	55	(2)%
Total (MMcfe)	3,717	2,902	28%	7,068	5,010	41%
Production – Discontinued Operations:
Natural gas (MMcf)	8	585	(99)%	523	1,235	(58)%
Oil and condensate (MBbls)	1	81	(99)%	84	169	(50)%
Total (MMcfe)	14	1,071	(99)%	1,027	2,249	(54)%
Revenues from production (in thousands):
Natural gas	$26,148	$17,810	47%	$48,009	$30,953	55%
Oil and condensate	1,712	2,166	(21)%	3,168	3,446	(8)%

Total revenues from production	$27,860	$19,976	39%	$51,177	$34,399	49%

Average sales price per unit:
Natural gas (per Mcf)	$7.37	$6.57	12%	$7.12	$6.61	8%
Oil and condensate (per Bbl)	$61.06	$66.83	(9)%	$58.97	$62.96	(6)%
Total (per Mcfe)	$7.50	$6.88	9%	$7.24	$6.87	5%

Revenues from production-continuing operations increased 39% in the second quarter of 2007 compared to the same period in 2006 due primarily to a substantial increase in Cotton Valley Trend production. Production from continuing operations increased 28% period to period. Revenues were also impacted favorably by a 9% increase in our sales price per unit.

Revenues from production-continuing operations for the six months ended June 30, 2007, increased 49% compared to the same period in 2006. An increase in production in the Cotton Valley Trend led to production gains of 41% for the period. We also realized a 5% increase in our average sales price per unit.

Operating Expenses

The following table presents our comparative per unit produced operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Variance		2007	2006	Variance
Operating Expenses per Mcfe
Lease operating expenses	$1.70	$0.80	$0.90	113%	$1.47	$0.91	$0.56	62%
Production taxes	(0.20)	0.31	(0.51)	(165)%	(0.06)	0.36	(0.42)	(117)%
Transportation	0.39	0.51	(0.12)	(24)%	0.36	0.30	0.06	20%
Depreciation, depletion and amortization	5.24	3.44	1.80	52%	5.26	3.17	2.09	66%
Exploration	0.48	0.52	(0.04)	(8)%	0.58	0.58	—	—
General and administrative	1.48	1.45	0.03	2%	1.53	1.59	(0.06)	(4)%

Lease Operating. Lease operating expense (“LOE”) for the second quarter of 2007 increased on an absolute basis ($6.3 million compared to $2.3 million) as well as on a per unit basis ($1.70 per Mcfe compared to $0.80 per Mcfe) from the second quarter of 2006. LOE for the first half of 2007 increased on an absolute basis ($10.4 million compared to $4.6 million) as well as on a per unit basis ($1.47 per Mcfe compared to $0.91 per Mcfe) from the first half of 2006. The second quarter of 2007 and first half of 2007 include $1.3 million and $1.5 million, respectively, in workover costs which contributed $0.35 and $0.21, respectively, to the LOE per Mcfe rates.

An industry wide increase in operating costs as well as high salt water disposal (“SWD”) costs also contributed to higher LOE per Mcfe rates. SWD costs contributed $1.8 million ($0.47 per Mcfe) in the second quarter of 2007 and $3.2 million ($0.45 per Mcfe) in the first half of 2007 to our total LOE costs. Once we are able to fully implement our low pressure gathering system in East Texas, which is nearing completion, we expect these expenses to be reduced on a per unit basis. The first stage of our low pressure gathering system (“LPGS”) came on-line in June 2007. We expect additional phases of our LPGS system, as well as other SWD cost reduction projects, to be completed by the end of the fourth quarter of 2007.

Production Taxes. In the second quarter of 2007, we accrued Tight Gas Sands (“TGS”) credits for our wells in the State of Texas in excess of production taxes for the period. This resulted in negative production taxes of $0.8 million for this period. During the comparable period on 2006, production taxes were $0.9 million. In the first half of 2007, we accrued TGS credits for our wells in the State of Texas in excess of production taxes for the period. This resulted in negative production taxes of $0.4 million for this period. Production taxes were $1.8 million for the first half of 2006.

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

Transportation. Transportation expense was $1.4 million ($0.39 per Mcfe) in the second quarter of 2007 compared to $1.5 million ($0.50 per Mcfe) in the second quarter of 2006. Transportation costs in the second quarter of 2006 included a reclassification of $0.3 million of costs previously classified as a revenue deduction in the first quarter of 2006. As such, transportation expense actually increased in the second quarter of 2007 due to additional costs to transport our Cotton Valley Trend volumes to the appropriate market point.

Transportation expense increased to $2.5 million ($0.36 per Mcfe) in the first half of 2007 as a result of increased natural gas production in the Cotton Valley Trend.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased to $19.5 million in the second quarter of 2007 from $10.0 million for the same period in 2006 primarily due to a higher DD&A rate coupled with higher levels of production. The average DD&A rate increased to $5.24 per Mcfe in the second quarter of 2007, compared to $3.44 per Mcfe in the same quarter of 2006, due to a higher percentage of production coming from fields with higher average DD&A rates. DD&A expense increased to $37.2 million in the first half of 2007 from $15.9 million for the same period in 2006 primarily due to a higher DD&A rate coupled with higher levels of production. The average DD&A rate increased to $5.26 per Mcfe in the first half of 2007, compared to $3.17 per Mcfe in the same period of 2006.

We calculate first and second quarter 2007 DD&A rates using the December 31, 2006 reserves, which do not recognize the full impact of our 2007 Cotton Valley Trend drilling program reserve additions, thus resulting in the higher DD&A rate. We have engaged an independent engineering firm to audit our June 30, 2007 reserves, which estimates we intend to use for calculating the DD&A rates for the remainder of 2007.

Exploration. Exploration expenses for the second quarter of 2007 increased to $1.8 million from $1.5 million for the second quarter of 2006. Exploration expenses for the first half of 2007 increased to $4.1 million from $2.9 million during the same period in 2006, however, the per unit cost remained flat. The increase in exploration expense for first half of 2007 to the prior year period relates to an increase in leasehold amortization, which is a non-cash expense and the largest component of exploration expense. We increased our undeveloped acreage position since last year which resulted in higher leasehold cost amortization of $3.4 million for the six months ended June 30, 2007, compared to $2.1 million in the same period last year.

General and Administrative. General and administrative (G&A) expense increased to $5.5 million for the second quarter of 2007, compared to $4.2 million for the same period of 2006. Higher payroll cost led to the increase period to period. Of the $5.5 million incurred in the second quarter of 2007, stock based compensation expense, which is a non-cash item, amounted to $1.3 million versus $1.4 million in 2006.

G&A expense increased to $10.8 million for the first half of 2007, compared to $8.0 million for the same period of 2006. We accrued a liability for $1.0 million in March 2007, representing $0.4 million in penalties and interest and $0.6 million the State of Louisiana claims we owe for franchise taxes (see Note 8 to our consolidated financial statements). While we paid this amount under protest in April 2007, we plan to pursue the reimbursement of the full $1.0 million. Should our efforts prevail, the taxes paid under protest would be refunded. G&A expense includes stock based compensation of $2.7 million for the first half of 2007 versus $2.3 million in the first half of 2006.

Other Income (Expense)

The following table presents our comparative Other Income (expense) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Other income (expense):
Interest Expense	(2,222)	(1,502)	(4,846)	(2,197)
Gain (loss) on derivatives not qualifying for hedge accounting	3,634	5,881	(5,853)	19,423
Income tax (expense) benefit	1,519	(1,412)	8,262	(6,110)
Gain (loss) on disposal, net of tax	(162)	—	10,751	—
Income (loss) from discontinued operations, net of tax	(346)	1,579	2,479	4,445

Interest Expense. Interest expense increased to $2.2 million from the second quarter 2006 amount of $1.5 million as a result of the higher average level of funded debt during the second quarter of 2007, due largely to our financing activities consummated during fiscal year 2006. Interest expense increased to $4.8 million from the first half 2006 amount of $2.2 million as a result of the higher average level of funded debt during 2007.

Gain (Loss) on Derivatives Not Qualifying for Hedge Accounting. Gain on derivatives not qualifying for hedge accounting was $3.6 million for the second quarter of 2007 compared to a gain of $5.9 million for the second quarter of 2006. The gain in 2007 includes an unrealized gain of $2.4 million for the change in fair value of our ineffective oil and gas hedges, and a realized gain of

$1.0 million for the effect of settled derivatives. The gain in the second quarter of 2007 also includes $0.2 million gain on our interest rate swap.

Loss on derivatives not qualifying for hedge accounting was $5.9 million for the first half of 2007 compared to a gain of $19.4 million for same period in 2006. The loss in 2007 includes an unrealized loss of $10.8 million for the change in fair value of our ineffective oil and gas hedges, and a realized gain of $4.7 million for the effect of settled derivatives. The gain in the first half of 2007 also includes $0.2 million gain on our interest rate swap.

Our natural gas hedges were deemed ineffective beginning in the fourth quarter of 2004, consequently we have been required to reflect the change in the fair value of our natural gas hedges in earnings rather than in accumulated other comprehensive loss, a component of stockholders’ equity. Additionally, our oil hedges were deemed ineffective beginning in the fourth quarter of 2006. To the extent that our hedges do not qualify for hedge accounting in the future, we will likewise be exposed to volatility in earnings resulting from changes in the fair value of our hedges.

Income taxes. Income taxes were a benefit of $1.5 million for the second quarter of 2007 compared to an expense of $1.4 million for the second quarter of 2006. Income taxes were a benefit of $8.3 million for the first half of 2007 compared to an expense of $6.1 million for the first half of 2006. The amounts in all periods essentially represented approximately 35% of pre-tax income (loss) from continuing operations.

Discontinued Operations. Income from discontinued operations for the three and six months ended June 30, 2007 and 2006 related to the sale of our South Louisiana assets. We sold substantially all of our South Louisiana assets to a private company in a sale that closed March 20, 2007. We anticipate that final closing will occur in the third quarter of 2007. We recorded a total gain on disposal in the first half of 2007, net of tax, of $10.8 million. The second quarter 2007 loss on disposal, net of tax, of $0.2 million represents additional exploration costs from first quarter activity. The loss on discontinued operations in the second quarter of 2007 represents exploration expenses originally recorded in continuing operations in the first quarter of 2007. Our remaining South Louisiana assets, the St. Gabriel, Bayou Bouillon and Plumb Bob fields, were considered held for sale at June 30, 2007.

Liquidity and Capital Resources

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Six Months Ended June 30,
	2007	2006	Variance
Cash flow statement information:
Net cash:
Provided by operating activities	$39,916	$55,004	$(15,088)
Used in investing activities	(59,307)	(142,203)	82,896
Provided by financing activities	18,832	71,438	(52,606)

Decrease in cash and cash equivalents	$(559)	$(15,761)	$15,202

Operating activities. Net cash provided by operating activities decreased to $39.9 million for the first half of 2007, from $55.0 million in the first half of 2006. Virtually all of this decrease resulted from the impact of working capital changes on our operating cash flow. During the first half of 2007, these changes provided $4.7 million of available cash flow, whereas in the first half of 2006, these changes provided an additional $24.2 million of cash flow. Given the nature of our ongoing operations in the Cotton Valley Trend and the number of rigs we currently have under contract, these working capital changes will likely fluctuate from time to time between being a source of funds or a use of funds in any given quarter. Our cash flows before working capital changes were up from $30.8 million in the first half of 2006 to $35.2 million in the first half of 2007 based primarily on our increased production volumes for continuing operations.

Investing activities. Net cash used in investing activities was $59.3 million for the first half of 2007 compared to $142.2 million for the first half of 2006. We received proceeds of $74.0 million resulting from the sale of substantially all of our South Louisiana assets in the first quarter of 2007. Total capital expenditures of $135.4 million for the first half of 2007 were below the 2006 amount of $143.9 million due largely to drilling a larger percentage of jointly owned wells in 2007 rather than wholly owned wells. We also released $2.0 million from restricted cash held in escrow related to the sale properties. We conducted drilling operations on 57 gross wells, all of which are located in our Cotton Valley Trend, during the first six months of 2007. In comparison, we conducted drilling operations on 57 gross wells, of which 51 were located in our Cotton Valley Trend, during the first half of 2006. In the first half of 2006, we received proceeds of $1.7 million from sales of certain interests in East Texas.

Financing activities. Net cash provided by financing activities was $18.8 million for the first half of 2007 versus net cash provided by financing activities of $71.4 million for the first half of 2006. We used proceeds from the sale of properties in the first quarter of 2007 to pay the full outstanding balance on our existing bank credit facility, which had grown to $65.0 million by the time we received these proceeds.

In December 2006, our Board of Directors approved a preliminary 2007 capital expenditure budget of approximately $275 million, to be used to fund our development drilling program, lease acquisitions and installation of infrastructure in the Cotton Valley Trend of East Texas and Northwest Louisiana. We expect to finance our 2007 capital expenditures through a combination of cash flow from operations, proceeds from the aforementioned asset sales, and borrowings under our existing bank credit facility (see “Senior Credit Facility”). In the future, we may issue additional debt or equity securities or sell assets to provide additional financial resources for our capital expenditures and other general corporate purposes. Our existing bank credit facility includes certain financial covenants with which we were in compliance as of June 30, 2007. We do not anticipate a lack of borrowing capacity under our senior credit facility in the foreseeable future due to an inability to meet any such financial covenants nor a reduction in our borrowing base.

Senior Credit Facility

On November 17, 2005, we amended our existing credit agreement and entered into an amended and restated senior credit agreement (the “Senior Credit Facility”) and a second lien term loan (the “Term Loan”) that expanded our borrowing capabilities and extended our credit facility for an additional two years. Total lender commitments under the Senior Credit Facility were $200.0 million which matures on February 25, 2010. Revolving borrowings under the Senior Credit Facility are limited to, and subject to periodic redeterminations of, the borrowing base, which is currently established at $110.0 million. We anticipate a new borrowing base at the end of the third quarter 2007. As of June 30, 2007, we had $48.5 million in outstanding revolving borrowings under the Senior Credit Facility. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at either the bank base rate plus 0.00% to 0.50%, or LIBOR plus 1.25% to 2.00%, depending on borrowing base utilization.

The terms of the Senior Credit Facility require us to maintain certain covenants. Capitalized terms are defined in the credit agreement. The covenants include:

•	Current Ratio of 1.0/1.0,

•	Interest Coverage Ratio which is not less than 3.0/1.0 for the trailing four quarters, and

•

Total Debt no greater than 4.25 times EBITDAX for the trailing four quarters. (EBITDAX is earnings before interest expense, income tax, DD&A and exploration expense. In calculating EBITDAX for this purpose, earnings includes realized gains (losses) from derivatives not qualifying for hedge accounting, but excludes unrealized gains (losses) from derivatives not qualifying for hedge accounting.)

On August 7, 2007, we amended the Senior Credit Facility (“Amended Senior Credit Facility”) to change the last of these financial covenants beginning with the quarter ending June 30, 2007 and ending with the quarter ending December 31, 2007. The financial covenant will return to a 3.5 times Debt to EBITDAX limitation for the trailing four quarters beginning with the quarter ending March 31, 2008. As a result of the afore-mentioned sale of the Company’s South Louisiana assets in the first quarter of 2007 (see Note 6), a preliminary EBITDAX calculation for the trailing four quarters ending June 30, 2007 (which excluded all EBITDAX generated by the sold South Louisiana assets) indicated that the Company might not be in compliance with the ratio at the 3.5 times limitation. As a result, the Company requested and the bank group approved amending the ratio as discussed above for the purpose of clarifying the calculation of the covenant.

As of June 30, 2007, we were in compliance with all of the financial covenants of the Amended Senior Credit Facility.

Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts or assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2006, includes a discussion of our critical accounting policies.

Income Taxes — FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. We adopted FIN 48 in the first quarter of 2007. See Notes 1 and 7 to our consolidated financial statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

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

We enter into futures contracts or other hedging agreements from time to time to manage the commodity price risk for a portion of our production. We consider these agreements to be hedging activities and, as such, monthly settlements on the contracts that qualify for hedge accounting are reflected in our crude oil and natural gas sales. Our strategy, which is administered by the Hedging Committee of our Board of Directors, and reviewed periodically by the entire Board of Directors, has been to generally hedge between 30% and 70% of our production. As of June 30, 2007, the commodity hedges we utilized were in the form of:

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

Our hedging contracts fall within our targeted range of 30% to 70% of our estimated net oil and gas production volumes for the applicable periods of 2007. The fair value of the crude oil and natural gas hedging contracts in place at June 30, 2007, resulted in an asset of $4.6 million. Based on oil and gas pricing in effect at June 30, 2007, a hypothetical 10% increase in oil and gas prices would have decreased the derivative asset to $4.0 million while a hypothetical 10% decrease in oil and gas prices would have increased the derivative asset to $5.1 million. See Note 5 “Hedging Activities” to our consolidated financial statements for additional information.

Interest Rate Risk

We have a variable-rate debt obligation that exposes us to the effects of changes in interest rates. To partially reduce our exposure to interest rate risk, from time to time we enter into interest rate swap agreements. At June 30, 2007, we had the following interest rate swaps in place with BNP (in thousands).

Effective Date	Maturity Date	LIBOR Swap Rate	Notional Amount
2/27/2007	2/26/2009	4.86%	$40,000

The fair value of the interest rate swap contracts in place at June 30, 2007, resulted in an asset of $0.3 million. Based on interest rates at June 30, 2007, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the asset.

Item 4 – Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of June 30, 2007, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective at the reasonable assurances level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting that occurred during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A – Risk Factors

There are no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4 – Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 17, 2007. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld, and abstaining or not voting as to each matter:

		For	Against	Abstained or Withheld
(i)	Election of Class III Directors:
	Walter G. Goodrich	22,576,700	—	4,152,363
	John T. Callaghan	26,580,452	—	148,611
	Arthur A. Seeligson	26,384,603	—	344,460
	Robert C. Turnham, Jr.	23,957,463	—	2,771,600

(ii)	Approval of Amendment to Goodrich Petroleum Corporation Restated Certificate of Incorporation to Increase Authorized Shares of Common Stock.	22,318,711	4,355,588	54,764

(iii)	Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2007.	26,438,114	267,040	23,909

Item 6 – Exhibits

*3.1	Amendment to Certificate of Incorporation dated May 30, 2007.

*10.1	Fifth Amendment to Amended and Restated Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas and Certain Lenders, dated as of August 7, 2007.

*31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: August 9, 2007	By:	/s/ Walter G. Goodrich
Walter G. Goodrich
Vice Chairman & Chief Executive Officer

Date: August 9, 2007	By:	/s/ David R. Looney
David R. Looney
Executive Vice President & Chief Financial Officer