Form 10-Q
period 2007-09-30
GOODRICH PETROLEUM CORP
filed 2007-11-08
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares outstanding of the Registrant’s common stock as of November 2, 2007 was 28,345,371.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Amounts and Par Value)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,064	$6,184
Assets held for sale	716	—
Accounts receivable, trade and other, net of allowance	7,061	9,665
Accrued oil and gas revenue	9,660	10,689
Fair value of oil and gas derivatives	3,684	13,419
Fair value of interest rate derivatives	—	219
Prepaid expenses and other	2,192	994

Total current assets	25,377	41,170

PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	639,452	575,666
Furniture, fixtures and equipment	1,665	1,463

	641,117	577,129
Less: Accumulated depletion, depreciation and amortization	(137,878)	(156,509)

Net property and equipment	503,239	420,620

OTHER ASSETS:
Restricted cash and investments	—	2,039
Deferred tax asset	—	9,705
Other	5,201	5,730

Total other assets	5,201	17,474

TOTAL ASSETS	$533,817	$479,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,992	$36,263
Accrued liabilities	35,205	26,811
Fair value of interest derivatives	102	—
Accrued abandonment costs	281	263

Total current liabilities	72,580	63,337
LONG-TERM DEBT	275,000	201,500
Accrued abandonment costs	4,973	9,294

Total Liabilities	352,553	274,131

Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares authorized:
Series B convertible preferred stock, $1.00 par value, issued and outstanding 2,250,000 shares	2,250	2,250
Common stock: $0.20 par value, 100,000,000 and 50,000,000 shares authorized, respectively; issued and outstanding 28,344,872 and 28,218,422 shares, respectively	5,044	5,049
Additional paid in capital	217,549	213,666
Treasury stock	(66)	—
Accumulated deficit	(43,513)	(14,571)
Accumulated other comprehensive loss	—	(1,261)

Total stockholders’ equity	181,264	205,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$533,817	$479,264

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Oil and gas revenues	$27,160	$19,465	78,337	$53,864
Other	120	159	491	683

	27,280	19,624	78,828	54,547

Operating expenses:
Lease operating expense	5,215	3,891	15,500	8,274
Production and other taxes	1,292	1,039	996	3,023
Transportation	1,715	1,229	4,230	2,717
Depreciation, depletion and amortization	20,434	9,821	57,603	25,687
Exploration	1,754	1,528	5,847	4,435
Impairment of oil and gas properties	282	—	282	—
General and administrative	5,054	4,282	15,892	12,248

	35,746	21,790	100,350	56,384

Operating loss	(8,466)	(2,166)	(21,522)	(1,837)

Other income expense:
Interest expense	(3,086)	(2,509)	(7,932)	(4,706)
Gain (loss) on derivatives not qualifying for hedge accounting	2,378	15,188	(3,475)	34,611

	(708)	12,679	(11,407)	29,905

Income (loss) before income taxes	(9,174)	10,513	(32,929)	28,068
Income tax (expense) benefit	(11,641)	(3,669)	(3,379)	(9,779)

Income (loss) from continuing operations	(20,815)	6,844	(36,308)	18,289

Discontinued operations (See Note 6):
Gain (loss) on disposal, net of tax	(928)	—	9,823	—
Income (loss) from discontinued operations, net of tax	(401)	1,337	2,078	5,782

	(1,329)	1,337	11,901	5,782

Net income (loss)	(22,144)	8,181	(24,407)	24,071
Preferred stock dividends	1,511	1,511	4,535	4,504
Preferred stock redemption premium	—	—	—	1,545

Net income (loss) applicable to common stock	$(23,655)	$6,670	$(28,942)	$18,022

Income (loss) per common share from continuing operations
Basic	$(0.83)	$0.27	$(1.44)	$0.73

Diluted	$(0.83)	$0.27	$(1.44)	$0.72

Income (loss) per common share from discontinued operations
Basic	$(0.05)	$0.05	$0.47	$0.23

Diluted	$(0.05)	$0.05	$0.47	$0.23

Net income (loss) per common share applicable to common stock
Basic	$(0.94)	$0.27	$(1.15)	$0.72

Diluted	$(0.94)	$0.26	$(1.15)	$0.71

Weighted average common shares outstanding
Basic	25,204	24,972	25,177	24,923

Diluted	25,204	25,346	25,177	25,386

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(24,407)	$24,071
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depletion, depreciation, and amortization	57,603	37,120
Unrealized (gain) loss on derivatives not qualifying for hedge accounting	11,974	(36,370)
Deferred income taxes	9,697	12,961
Dry hole costs	939	20
Amortization of leasehold costs	5,095	3,909
Impairment of oil and gas properties	1,397	—
Stock based compensation (non-cash)	4,250	3,694
Gain on sale of assets	(15,037)	—
Amortization of deferred financing cost	910	186
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	2,604	(3,825)
Accrued oil and gas revenue	1,029	4,319
Prepaid expenses and other	(958)	(757)
Accounts payable	4,375	2,620
Accrued liabilities and other	2,117	4,505

Net cash provided by operating activities	61,588	52,453

Cash flows from investing activities:
Capital expenditures	(208,988)	(196,541)
Proceeds from sale of assets	72,538	1,731
Release of restricted cash	2,039	—

Net cash used in investing activities	(134,411)	(194,810)

Cash flows from financing activities:
Principal payments of bank borrowings	(65,000)	(21,000)
Proceeds from bank borrowings	138,500	129,500
Net proceeds from preferred stock offering	—	28,973
Redemption of preferred stock	—	(9,319)
Exercise of stock options and warrants	203	400
Deferred financing costs	(464)	(458)
Preferred stock dividends	(4,535)	(4,252)
Other	(1)	(15)

Net cash provided by financing activities	68,703	123,829

Decrease in cash and cash equivalents	(4,120)	(18,528)
Cash and cash equivalents, beginning of period	6,184	19,842

Cash and cash equivalents, end of period	$2,064	$1,314

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$4,661	$3,427

Cash paid during period for income taxes	$—	$—

See notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(22,144)	$8,181	$(24,407)	$24,071

Other comprehensive income (loss):
Change in fair value of derivatives (1)	—	1,197	—	(978)
Reclassification adjustment (2)	—	1,063	1,261	2,165

Other comprehensive income:	—	2,260	1,261	1,187

Comprehensive income (loss)	$(22,144)	$10,441	$(23,146)	$25,258

(1) Net of income tax (expense) benefit of:	$—	$(644)	$—	527
(2) Net of income tax expense of:	—	573	$679	1,166

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

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Current Report on Form 8-K dated August 7, 2007 which presents revised financial information to reflect discontinued operations. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

Assets Held for Sale—Assets Held for Sale as of September 30, 2007, represent our remaining assets in South Louisiana. These assets include the St. Gabriel, Bayou Bouillon and Plumb Bob fields.

Presentation Change—The Consolidated Statement of Operations includes a category of expense titled “Production and other taxes” which is a change from “Production taxes” in prior period presentations. The changed category includes ad valorem taxes as well as production taxes for which all comparative periods presented have been adjusted.

Income Taxes—Uncertain Tax Positions—In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect adjustment to retained earnings, our financial condition or results of operations as a result of implementing FIN 48. See Note 8.

Recently Released Accounting Pronouncements—In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item must be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our consolidated financial statements.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our financial statements.

GOODRICH PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the periods in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. The reconciliation of the beginning and ending asset retirement obligation for the period ending September 30, 2007 is as follows (in thousands):

Beginning balance, January 1, 2007	$9,557
Liabilities incurred	1,832
Liabilities settled or sold	(6,307)
Accretion expense (reflected in depletion, depreciation and amortization expense)	172

Ending balance, September 30, 2007	5,254
Less current portion	281

$4,973

The liabilities settled or sold in the amount of $6.3 million represent the asset retirement obligation for all of our properties in South Louisiana sold to a private company. The ending balance at September 30, 2007, includes $0.3 million for assets held for sale. See Note 6.

NOTE 3—Long-Term Debt

Long-term debt consisted of the following balances (in thousands):

	September 30, 2007	December 31, 2006
Senior Credit Facility	$100,000	$26,500
3.25% convertible senior notes due 2026	175,000	175,000

Total long-term debt	$275,000	$201,500

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

On November 17, 2005, we amended our existing credit agreement and entered into an amended and restated senior credit agreement (the “Senior Credit Facility”) and a second lien term loan (the “Term Loan”) that expanded our borrowing capabilities and extended our credit facility for an additional two years. Total lender commitments under the Senior Credit Facility were $200 million which matures on February 25, 2010. Revolving borrowings under the Senior Credit Facility are limited to, and subject to periodic redeterminations of, the borrowing base which is currently established at $170 million. As of September 30, 2007, we have $100 million in outstanding revolving borrowings under the Senior Credit Facility. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 0.00% to 0.50%, or LIBOR plus 1.25% to 2.25%, depending on borrowing base utilization.

GOODRICH PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the Senior Credit Facility require us to maintain certain covenants. Capitalized terms are defined in the credit agreement. The covenants include:

•	Current Ratio of 1.0/1.0,

•	Interest Coverage Ratio which is not less than 3.0/1.0 for the trailing four quarters, and

•

Total Debt no greater than 4.25 times EBITDAX for the trailing four quarters. (EBITDAX is earnings before interest expense, income tax, DD&A, exploration expense and impairment of oil and gas properties. In calculating EBITDAX for this purpose, earnings includes realized gains (losses) from derivatives not qualifying for hedge accounting, but excludes unrealized gains (losses) from derivatives not qualifying for hedge accounting.)

On August 7, 2007, we amended the Senior Credit Facility (“Amended Senior Credit Facility”) to change the last of these financial covenants beginning with the quarter ending June 30, 2007 and ending with the quarter ending December 31, 2007. The financial covenant will return to a 3.5 times Debt to EBITDAX limitation for the trailing four quarters beginning with the quarter ending March 31, 2008. As a result of the sale of the Company’s South Louisiana assets in the first quarter of 2007 (see Note 6), a preliminary EBITDAX calculation for the trailing four quarters ending June 30, 2007 (which excluded all EBITDAX generated by the sold South Louisiana assets) indicated that the Company might not be in compliance with the ratio at the 3.5 times limitation. As a result, the Company requested and the bank group approved amending the ratio as discussed above for the purpose of clarifying the calculation of the covenant.

On September 24, 2007, we entered into the Seventh Amendment of the Amended and Restated Senior Credit Agreement. This Amendment increased the borrowing base from $110 million to $170 million and increased the upper limit of the LIBOR plus rate from 2.0% to 2.25%. All the other material terms remained the same.

As of September 30, 2007, we were in compliance with all of the financial covenants of the Amended Senior Credit Facility.

NOTE 4—Net Income (Loss) Per Share

Net income (loss) applicable to common stock was used as the numerator in computing basic and diluted income (loss) per common share for the three months and nine months ended September 30, 2007 and 2006. The following table reconciles the weighted average shares outstanding used for these computations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Basic Method	25,204	24,972	25,177	24,923
Dilutive Stock Warrants	—	374	—	334
Dilutive Stock Options and Restricted Stock	—	—	—	129

Dilutive Method	25,204	25,346	25,177	25,386

Common shares on assumed conversion of restricted and employee option stock for the three and nine-month periods ended September 30, 2007 in the amounts of 233,641 and 259,184 shares, respectively, were not included in the computation of diluted loss per common share since they would be anti-dilutive.

GOODRICH PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Hedging Activities

Commodity Hedging Activity

We enter into swap contracts, costless collars or other hedging agreements from time to time to manage the commodity price risk for a portion of our production. Our strategy, which is administered by the Hedging Committee of our Board of Directors, and reviewed periodically by the entire Board of Directors, has been to generally hedge between 30% and 70% of our total production. As of September 30, 2007, the commodity hedges we utilized were in the form of:

(a)	swaps, where we receive a fixed price and pay a floating price, based on NYMEX or specific transfer point quoted prices,

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

Our natural gas swaps and collars (all financial contracts) were deemed ineffective beginning in the fourth quarter of 2004, and since that time we have been required to reflect the change in the fair value of our natural gas swaps and collars in earnings rather than in accumulated other comprehensive loss, a component of stockholders’ equity. Additionally, our oil swaps and collars (all financial contracts) were deemed ineffective during the fourth quarter of 2006, thus the change in the fair value of our oil hedges is reflected in earnings as well. To the extent that our financial hedge contracts do not qualify for hedge accounting in the future, we will be exposed to volatility in earnings resulting from changes in the fair value of those hedge contracts. The fixed price physical contracts qualify for the normal purchase and normal sale exception. Contracts that qualify for this treatment do not require mark-to-market accounting, which recognizes changes in the derivative value each period through earnings.

As of September 30, 2007, our open forward positions on our outstanding commodity hedging contracts and fixed price physical contracts were as follows:

Swaps	Volume	Average Price
Oil (Bbl/day)
4Q 2007	400	$53.35

Fixed Price Physical Contracts	Volume	Average Price (1)
Natural gas (MMBtu/day)
1Q 2008	23,500	$8.03
2Q 2008	23,500	$8.03
3Q 2008	23,500	$8.03
4Q 2008	23,500	$8.03

Collars	Volume	Floor/Cap
Natural gas (MMBtu/day)
4Q 2007	10,000	$9.00 – $10.65
4Q 2007	15,000	$7.00 – $13.60
4Q 2007	5,000	$7.00 – $13.90
1Q 2008	10,000	$8.00 – $10.20
2Q 2008	10,000	$8.00 – $10.20
3Q 2008	10,000	$8.00 – $10.20
4Q 2008	10,000	$8.00 – $10.20

Swaps	Volume	Price (2)
Natural gas (MMBtu/day)
1Q 2009	20,000	$7.87
2Q 2009	20,000	$7.87
3Q 2009	20,000	$7.87
4Q 2009	20,000	$7.87

(1)	Normal sale at a fixed delivery point.
(2)	The index price is based upon Natural Gas Pipeline of America, Texok zone as published in the Inside FERC. The comparable index price based on NYMEX at the time would have been $8.25/Mmbtu.

GOODRICH PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the oil and gas hedging contracts in place at September 30, 2007, resulted in a net asset of $3.7 million. For the three months ended September 30, 2007, we recognized a gain in earnings from oil and natural gas derivatives not qualifying for hedge accounting of $2.7 million, which was composed of a realized gain of $3.6 million offset by an unrealized loss of $0.9 million. For the nine months ended September 30, 2007, we recognized a loss in earnings from oil and natural gas derivatives not qualifying for hedge accounting of $3.4 million, made up of an unrealized loss of $11.7 million offset by a realized gain of $8.3 million. All of our natural gas and oil hedges were deemed ineffective for 2007. Accordingly, the changes in fair value of such hedges may no longer be reflected in other comprehensive income. In the first quarter of 2007, we reclassified $1.3 million of previously deferred losses (net of $0.7 million in income taxes) from accumulated other comprehensive loss to loss on derivatives not qualifying for hedge accounting as the underlying properties to which the hedge was originally designated were sold.

During the first quarter we also unwound an oil collar for 400 barrels per day. As a result, we recognized a gain of $0.9 million in the first quarter of 2007. In the first quarter of 2007, we entered into a series of physical sales contracts which will result in us selling approximately 23,500 MMbtu of gas per day in calendar year 2008 for an average price of $8.03 per MMBtu at a commonly used delivery point. In April 2007, we entered into a collar with BNP Paribas for 10,000 MMbtu/day with a floor of $8.00 and a ceiling of $10.20 for calendar year 2008.

During the third quarter of 2007 we entered into natural gas swap contracts for 20,000 MMbtu/day with a price of $7.87 per MMbtu for the entire calendar year of 2009. The price of $7.87 per MMbtu is for delivery at a commonly used pricing point in East Texas, and equates to a NYMEX price of $8.25 per MMbtu with a deduction of $0.38 for presumed differential from the NYMEX hub.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due to seasonality of demand and other factors beyond our control. Domestic crude oil and gas prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis.

Interest Rate Swaps

We have a variable-rate debt obligation that exposes us to the effects of changes in interest rates. To partially reduce our exposure to interest rate risk, from time to time we enter into interest rate swap agreements. At September 30, 2007, we had the following interest rate swaps in place with BNP (in thousands):

Effective Date	Maturity Date	LIBOR Swap	Notional Amount
2/27/2007	2/26/2009	4.86%	$40,000

The fair value of the interest rate swap contracts in place at September 30, 2007, resulted in a liability of $0.1 million. For the three months ended September 30, 2007, we recognized a $0.3 million loss in earnings that was mostly unrealized. Our earnings were not significantly affected by the fair value changes of the interest rate swaps for the nine months ended September 30, 2007.

GOODRICH PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations and gain relating to the sale have been reflected as discontinued operations. We recorded an after tax gain on sale of $9.8 million (pre-tax gain of $15.0 million and tax of $5.2 million) on net proceeds of $72.5 million after normal closing adjustments.

The following table summarizes the amounts included in Income (loss) from discontinued operations net of tax (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$223	$9,811	$9,234	$30,765
Income (loss) from discontinued operations	(633)	2,073	3,181	8,964
Income tax benefit (expense)	232	(736)	(1,103)	(3,182)
Income (loss) from discontinued operations net of tax	(401)	1,337	2,078	5,782

The following presents the main classes of assets and liabilities associated with long-lived assets classified as held for sale (in thousands):

September 30, 2007
Assets held for sale	$716
Accrued abandonment costs	270

NOTE 7—Share Based Compensation

In August 2007, an officer of the Company resigned and the Company accelerated the vesting of (1) options to purchase 16,667 shares granted at $23.39 per share in December 2005 and (2) 7,800 shares of previously unvested restricted stock. The affected options are required to be accounted for as a modification of an award with a service vesting condition under SFAS 123R. The fair market value was calculated immediately prior to the modification and immediately after the modification to determine the incremental fair market value. This incremental value and the unamortized balance of the restricted stock resulted in the immediate recognition of compensation expense of approximately $0.3 million.

NOTE 8—Income Taxes

Uncertain Tax Positions

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. The amount of unrecognized tax benefits did not materially change as of September 30, 2007.

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

GOODRICH PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s continuing practice is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, Goodrich did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS No. 109 requires the Company to recognize income tax benefits for loss carry forwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance when it is more likely than not that the deferred tax asset will not be realized. At September 30, 2007, the Company increased its valuation allowance by $14.8 million.

In determining the carrying value of a deferred tax asset, SFAS 109 provides for the weighing of evidence in estimating whether and how much of a deferred tax asset may be recoverable. As we have incurred net operating losses in 2006 and prior years, and current conditions appear to indicate a loss in 2007, relevant accounting guidance suggests that cumulative losses in recent years constitute significant negative evidence, and that future expectations about income are insufficient to overcome a history of such losses. Therefore, with the before mentioned adjustment of $14.8 million, we have reduced the carrying value of our net deferred tax asset to zero. If we achieve profitable operations in the future, we may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on our net operating loss (“NOL”) position for tax purposes, and if we generate taxable income in future periods, we will be able to utilize our NOL’s to offset taxes due at that time. The Company’s NOL position at year end 2006 stood at approximately $73.8 million.

NOTE 9—Commitments and Contingencies

In July 2005, we received a Notice of Proposed Tax Due from the State of Louisiana asserting that we underpaid our Louisiana franchise taxes for the years 1998 through 2004 in the amount of $0.6 million. The Notice of Proposed Tax Due includes additional assessments of penalties and interest in the amount of $0.4 million for a total asserted liability of $1.0 million. In order to avoid future penalties and interest, the Company paid, under protest, $1.0 million to the State of Louisiana in April 2007 which payment was expensed in general and administrative expense in first quarter 2007. We plan to pursue the reimbursement of the full $1.0 million paid under protest. Should our efforts prevail, the taxes paid under protest would be refunded, at which time we would book a credit to general and administrative expense.

We are party to additional lawsuits arising in the normal course of business. We intend to defend these actions vigorously and believe, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to our financial position or results of operations.

NOTE 10—Acquisitions and Divestitures

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this report, including statements of the future plans, objectives, and expected performance of the Company, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are dependent upon certain events, risks and uncertainties that may be outside the Company’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to:

•	planned capital expenditures;

•	future drilling activity;

•	our financial condition;

•	continued availability of debt and equity financing;

•	business strategy;

•	the market prices of oil and gas;

•	economic and competitive conditions;

•	legislative and regulatory changes; and

•	financial market conditions.

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

Cotton Valley Trend

Our relatively low risk development drilling program in the Cotton Valley Trend is primarily centered in and around Rusk, Panola, Angelina and Nacogdoches counties, Texas, and DeSoto, Caddo and Bienville parishes, Louisiana. We have steadily increased our acreage position in these areas over the last two years to approximately 184,200 gross acres as of September 30, 2007. Through September 30, 2007, we have participated in the drilling and logging of 239 Cotton Valley Trend wells with a success rate in excess of 99%, of which drilling operations were conducted on 36 gross wells during the third quarter of 2007. Our net production volumes from our Cotton Valley Trend wells aggregated approximately 45,444 Mcfe per day in the third quarter of 2007, or approximately 37% higher than the Cotton Valley Trend production of the comparable prior year period.

Sale of South Louisiana Assets

On March 20, 2007, we completed the sale of substantially all of our assets in South Louisiana to a private company. The sale resulted in total proceeds of $72.5 million, net to the Company, after normal closing adjustments. The effective date of the sale was July 1, 2006. The remaining fields treated as held for sale are St. Gabriel, Bayou Bouillon and Plumb Bob.

Third Quarter 2007 Highlights

Our development, financial and operating performance for the third quarter 2007 included the following highlights:

•	We increased our oil and gas production volumes on continuing operations to approximately 46,539 Mcfe per day, representing an increase of 40% from the third quarter of 2006.

•	We conducted drilling operations on 36 gross wells in the third quarter of 2007.

•	We funded our capital expenditures of $81.3 million in the third quarter of 2007 through a combination of cash flow from operations, borrowing on our revolver and available cash.

•	Our borrowing base increased to $170 million, up 55% from $110 million.

•

We obtained a mid-year reserve report. Estimated proved reserves grew to 302.2 Bcfe (approximately 291.7 Bcf of natural gas and 1.7 MMBbls of oil and condensate), with a pre-tax present value of future net cash flows, discounted at 10%, of $241.3 million.

•	Our net loss from continuing operations reflected a non-cash write down of our net deferred tax asset to zero.

A more complete overview and discussion of our operations can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006 and a Current Report on Form 8-K filed August 7, 2007 to reflect discontinued operations.

Results of Operations

The financial statements include discontinued operations presentation for our assets located in South Louisiana. See Note 6 to our consolidated financial statements.

For the three months ended September 30, 2007, we reported a net loss applicable to common stock of $23.7 million, or $0.94 per basic share on total revenue from continuing operations of $27.3 million as compared with net income applicable to common stock of $6.7 million, or $0.27 per basic share, on total revenue from continuing operations of $19.6 million for the three months ended September 30, 2006. The non-cash income tax expense booked in the third quarter of 2007 of $11.6 million to reduce the value of the deferred tax asset to zero was a significant contributor to the size of the loss in the third quarter of 2007 and for the nine months ending September 30, 2007.

For the nine months ended September 30, 2007, we reported a net loss applicable to common stock of $28.9 million, or $1.15 per basic share on total revenue from continuing operations of $78.8 million as compared with net income applicable to common stock of $18.0 million, or $0.72 per basic share, on total revenue from continuing operations of $54.5 million for the nine months ended September 30, 2006.

Higher depreciation, depletion and amortization expense impacted the results of operations in the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 as well as a loss on derivatives not qualifying for hedge accounting in the nine months ended September 30, 2007 versus a gain for the nine months ended September 30, 2006. See our discussions below under the captions “Depreciation, Depletion and Amortization” and “Gain (Loss) on Derivatives Not Qualifying for Hedge Accounting.”

Oil and Natural Gas Revenues

Revenues presented in the table and the discussion below represents revenue from sales of our oil and natural gas production volumes. All of our derivative instruments were ineffective in 2007 and did not qualify for hedge accounting.

	Three Months Ended September 30,		% Change from 2006 to 2007	Nine Months Ended September 30,		% Change from 2006 to 2007
	2007	2006		2007	2006
Production – Continuing Operations:
Natural gas (MMcf)	4,101	2,910	41%	10,846	7,590	43%
Oil and condensate (MBbls)	30	26	15%	84	81	4%
Total (MMcfe)	4,282	3,066	40%	11,349	8,076	41%
Production – Discontinued Operations:
Natural gas (MMcf)	8	600	(99)%	531	1,835	(71)%
Oil and condensate (MBbls)	2	105	(98)%	86	274	(69)%
Total (MMcfe)	20	1,230	(98)%	1,047	3,479	(70)%
Revenues from production (in thousands):
Natural gas	$24,955	$17,670	41%	$72,964	$48,622	50%
Oil and condensate	2,205	1,795	23%	5,373	5,242	2%

Total revenues from production	$27,160	$19,465	40%	$78,337	$53,864	45%

Average sales price per unit:
Natural gas (per Mcf)	$6.09	$6.07	0%	$6.73	$6.41	5%
Oil and condensate (per Bbl)	$73.32	$68.50	7%	$64.12	$64.75	(1)%
Total (per Mcfe)	$6.34	$6.35	0%	$6.90	$6.67	3%

Revenues from production-continuing operations increased 40% in the third quarter of 2007 compared to the same period in 2006 due primarily to a substantial increase in Cotton Valley Trend production. Production from continuing operations also increased 40% period to period. The average sales price per unit was flat period to period.

Revenues from production-continuing operations for the nine months ended September 30, 2007, increased 45% compared to the same period in 2006. An increase in production in the Cotton Valley Trend led to production gains of 41% for the period. We also realized a 3% increase in our average sales price per unit.

Operating Expenses

The following table presents our comparative per unit produced operating expenses related to continuing operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Variance		2007	2006	Variance
Operating Expenses per Mcfe
Lease operating expenses	$1.22	$1.27	$(0.05)	(4)%	$1.37	$1.02	$0.35	34%
Production and other taxes	0.30	0.34	(0.04)	(12)%	0.09	0.37	(0.28)	(76)%
Transportation	0.40	0.40	—	—	0.37	0.34	0.03	9%
Depreciation, depletion and amortization	4.77	3.20	1.57	49%	5.08	3.18	1.90	60%
Exploration	0.41	0.50	(0.09)	(18)%	0.52	0.55	(0.03)	(5)%
Impairment of oil and gas properties	0.07	—	—	—	0.02	—	—	—
General and administrative	1.18	1.40	(0.22)	(16)%	1.40	1.52	(0.12)	(8)%

Lease Operating. Lease operating expense (“LOE”) for the third quarter of 2007 increased on an absolute basis ($5.2 million compared to $3.9 million). However, LOE on a per unit basis was lower for the third quarter of 2007 compared to prior year quarter ($1.22 per Mcfe compared to $1.27 per Mcfe). LOE for the first nine months of 2007 increased on an absolute basis ($15.5 million compared to $8.3 million) as well as on a per unit basis ($1.37 per Mcfe compared to $1.02 per Mcfe) from the comparable 2006 period. The third quarter of 2007 and first nine months of 2007 include $0.5 million and $1.9 million, respectively, in workover costs which contributed $0.11 and $0.17, respectively, to the LOE per Mcfe rates.

An industry wide increase in operating costs as well as high salt water disposal (“SWD”) costs also contributed to higher LOE per Mcfe rates. SWD costs contributed $1.4 million ($0.33 per Mcfe) in the third quarter of 2007 and $4.6 million ($0.41 per Mcfe) in the first nine months of 2007 to our total LOE costs. During the third quarter of 2007, we began to experience the benefits of our new low pressure gathering system (“LPGS”) in East Texas, with SWD costs falling from $1.8 million ($0.47 per Mcfe) in second quarter 2007 to $1.4 million ($0.33 per Mcfe) for third quarter 2007.

Production and Other Taxes. Production and other taxes of $1.3 million for the third quarter of 2007 consist of production tax of $0.6 million and ad valorem tax of $0.7 million. Production tax included $0.4 million of accrued Tight Gas Sands (“TGS”) credits for our wells in the State of Texas. Ad valorem tax included an adjustment of $0.6 million in the third quarter to true-up our estimates for full year 2007 taxes due. During the comparable period in 2006, production and ad valorem taxes were $0.8 million and $0.2 million, respectively. In the first nine months of 2007, production and other taxes of $1.0 million includes production taxes of $0.1 million (including the impact of accrued TGS credits) versus $2.5 million for the first nine months of 2006. Also included in the nine month period are $0.8 million of ad valorem tax versus $0.4 million for the comparable prior year period.

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

Transportation. Transportation expense was $1.7 million ($0.40 per Mcfe) in the third quarter of 2007 compared to $1.2 million ($0.40 per Mcfe) in the third quarter of 2006. The increased expense is a function of our higher production volumes.

Transportation expense increased to $4.2 million ($0.37 per Mcfe) in the first nine months of 2007 as a result of increased natural gas production in the Cotton Valley Trend. Transportation expense was $2.7 million ($0.34 per Mcfe) in the first nine months of 2006.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased to $20.4 million in the third quarter of 2007 from $9.8 million for the same period in 2006 primarily due to a higher DD&A rate coupled with higher levels of production. Since we utilize the successful efforts method of accounting, our DD&A rate is primarily a function of our capitalized drilling and completion costs divided by our proved developed reserves. We embarked on an aggressive drilling program to fully develop our extensive East Texas / North Louisiana Cotton Valley acreage position during a period of record high costs for drilling and completion services. Additionally, in order to hold the majority of our acreage and thereby allow for the most prudent development plan going forward, we chose to drill many wells in the outlying areas of our acreage block, where per well results were less certain than in the initial established areas. Finally, many of our initial wells in certain fields required us to pay the costs of other industry partners in order to earn access to the full acreage position. As such, we feel our DD&A rate on a company-wide basis will decrease over time as we add more proved developed reserves to our asset base through the drilling of wells where we are more certain of the results and we pay only our proportionate share of the costs. For these reasons, the average DD&A rate for the third quarter of 2007 was $4.77 per Mcfe compared to $3.20 per Mcfe for the same quarter of 2006. Similarly, DD&A expense increased to $57.6 million for the nine months ended September 20, 2007 from $25.7 million for the same period in 2006 primarily due to the same reasons. The average DD&A rate increased to $5.08 per Mcfe for the first nine months of 2007, compared to $3.18 per Mcfe in the same period of 2006.

We calculated first and second quarter 2007 DD&A rates using the December 31, 2006 reserves, which did not recognize any impact of our 2007 Cotton Valley Trend drilling program reserve additions. During the third quarter of 2007, we engaged an independent engineering firm to fully engineer our June 30, 2007 proved reserve estimates. The mid-year reserve report was used to calculate the rate for the third quarter of 2007. As mentioned above, the DD&A rate per Mcfe based on this report was $4.77 for the third quarter of 2007, which was lower than the rate used for the first half of this year primarily due to the inclusion of more wells drilled in our core areas during the first half of this year relative to the mix of wells in the December 31, 2006 reserve report.

Exploration. Exploration expenses for the third quarter of 2007 increased to $1.8 million ($0.41 per Mcfe) from $1.5 million ($0.50 per Mcfe) for the third quarter of 2006. Exploration expenses for the first nine months of 2007 increased to $5.8 million from $4.4 million during the same period in 2006, however, the per unit cost declined in both comparable periods. The increase in exploration expense for the nine months ended September 30, 2007 from the prior year period relates to an increase in leasehold amortization, which is a non-cash expense and the largest component of exploration expense. We increased our undeveloped acreage position from last year which resulted in higher leasehold cost amortization of $5.0 million for the nine months ended September 30, 2007, compared to $3.3 million in the same period last year.

Impairment of oil and gas properties. We recorded an impairment expense of $0.3 million in the third quarter of 2007, all of it being determined in conjunction with the receipt of the independent engineer’s mid-year report on reserves. All of the expense relates to a single well in a non-core area of East Texas.

General and Administrative. General and administrative (“G&A”) expense increased to $5.1 million ($1.18 per Mcfe) for the third quarter of 2007, compared to $4.3 million ($1.40 per Mcfe) for the same period of 2006, resulting from generally higher payroll costs and stock based compensation costs. Stock based compensation expense, which is a non-cash item, for the third quarter amounted to $1.6 million in 2007 versus $1.4 million in 2006. This year’s quarter includes a $0.3 million charge for the acceleration of vesting of options and restricted stock associated with the resignation of an officer of the Company.

G&A expense increased to $15.9 million for the nine months ended September 30, 2007, compared to $12.2 million for the same period of 2006. We accrued a liability for $1.0 million in March 2007, representing $0.4 million in penalties and interest and $0.6 million the State of Louisiana claims we owe for franchise taxes (see Note 9 to our consolidated financial statements). While we paid this amount under protest in April 2007, we plan to pursue the reimbursement of the full $1.0 million. Should our efforts prevail, the taxes paid under protest would be refunded. G&A expense includes stock based compensation of $4.3 million for the first nine months of 2007 versus $3.7 million in the first nine months of 2006. See Note 7 “Share Based Compensation” to our consolidated financial statements for additional information.

Other Income (Expense)

The following table presents our comparative Other income (expense) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Other income (expense):
Interest expense	(3,086)	(2,509)	(7,932)	(4,706)
Gain (loss) on derivatives not qualifying for hedge accounting	2,378	15,188	(3,475)	34,611
Income tax (expense) benefit	(11,641)	(3,669)	(3,379)	(9,779)
Gain (loss) on disposal, net of tax	(928)	—	9,823	—
Income (loss) from discontinued operations, net of tax	(401)	1,337	2,078	5,782

Interest Expense. Interest expense increased to $3.1 million in the third quarter of 2007 from the third quarter of 2006 amount of $2.5 million as a result of the higher average level of funded debt during the third quarter of 2007. Interest expense for the nine months ended September 30, 2007 increased to $7.9 million from $4.7 million for the comparable period of 2006 as a result of the higher average level of funded debt during 2007.

Gain (Loss) on Derivatives Not Qualifying for Hedge Accounting. Gain on derivatives not qualifying for hedge accounting was $2.4 million for the third quarter of 2007 compared to a $15.2 million gain for the third quarter of 2006. The gain in 2007 includes an unrealized loss of $0.9 million for the change in fair value of our ineffective oil and gas hedges, and a realized gain of $3.6 million for the effect of settled derivatives. The third quarter of 2007 also includes a $0.3 million loss on our interest rate swap.

Loss on derivatives not qualifying for hedge accounting was $3.5 million for the first nine months of 2007 compared to a gain of $34.6 million for same period in 2006. The loss in 2007 includes an unrealized loss of $11.8 million for the change in fair value of our ineffective oil and gas hedges, and a realized gain of $8.3 million for the effect of settled derivatives. There was no impact from our interest rate swap on the period.

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

Income taxes. Income taxes expense of $11.6 million for the third quarter of 2007 compared to expense of $3.7 million for the third quarter of 2006. Income taxes expense of $3.4 million for the first nine months of 2007 compared to expense of $9.8 million for the first nine months of 2006. In the third quarter of 2007, we increased our valuation allowance against our deferred tax assets by $14.8 million. See Note 8 “Income Taxes” to our consolidated financial statements. The amounts in the prior periods represent approximately 35% of pre-tax income (loss) from continuing operations.

Discontinued Operations. Income from discontinued operations for the three and nine months ended September 30, 2007 and 2006 related to the sale of our South Louisiana assets. We sold substantially all of our South Louisiana assets to a private company in a sale that closed March 20, 2007. In late September 2007, we paid the private company an additional $1.5 million for final closing adjustments. We recorded an after-tax loss of $0.9 million in the third quarter related to this final payment. Our total gain on disposal in the first nine months of 2007, net of tax, was $9.8 million. The loss on discontinued operations in the third quarter of 2007 primarily represents a pre-tax impairment of $1.1 million for our assets in the St. Gabriel field. Our remaining South Louisiana assets, the St. Gabriel, Bayou Bouillon and Plumb Bob fields, were considered held for sale at September 30, 2007.

Liquidity and Capital Resources

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Nine Months Ended September 30,
	2007	2006	Variance
Cash flow statement information:
Net cash:
Provided by operating activities	$61,588	$52,453	$9,135
Used in investing activities	(134,411)	(194,810)	60,399
Provided by financing activities	68,703	123,829	(55,126)

Decrease in cash and cash equivalents	$(4,120)	$(18,528)	$14,408

Operating activities. Net cash provided by operating activities increased to $61.6 million for the first nine months of 2007, from $52.5 million in the comparable 2006 period. Our cash flows before working capital changes were up from $45.6 million in the first nine months of 2006 to $52.4 million in the first nine months of 2007 based primarily on our increased production volumes from continuing operations.

Investing activities. Net cash used in investing activities was $134.4 million for the first nine months of 2007 compared to $194.8 million for the first nine months of 2006. We received net proceeds of $72.5 million resulting from the sale of substantially all of our South Louisiana assets, adjusted for final closing in the third quarter. Total capital expenditures of $209.0 million for the first nine months of 2007 were up 6% compared to the 2006 amount of $196.5 million. We also released $2.0 million from restricted cash held in escrow related to the sale properties. We conducted drilling operations on 87 gross wells, all of which are located in our Cotton Valley Trend, during the first nine months of 2007. In comparison, we conducted drilling operations on 76 gross wells, of which 69 were located in our Cotton Valley Trend, during the first nine months of 2006. In 2006, we received proceeds of $1.7 million from sales of certain interests in East Texas.

Financing activities. Net cash provided by financing activities was $68.7 million for the nine months ended September 30, 2007 versus net cash provided by financing activities of $123.8 million for the same period in 2006. We used proceeds from the sale of properties in the first quarter of 2007 to pay the full outstanding balance on our existing bank credit facility, which had grown to $65.0 million by the time we received these proceeds.

In December 2006, our Board of Directors approved a preliminary 2007 capital expenditure budget of approximately $275 million, to be used to fund our development drilling program, lease acquisitions and installation of infrastructure in the Cotton Valley Trend of East Texas and Northwest Louisiana. We expect to finance the remainder of our 2007 capital expenditures through a combination of cash flow from operations and borrowings under our existing bank credit facility (see “Senior Credit Facility”).

In the third quarter, we obtained a redetermination of the borrowing base of our Senior Credit Facility as discussed below. We intend to raise additional long term capital to provide additional financial resources for our capital expenditures and other general corporate purposes. We intend to use the proceeds of this financing to pay down amounts outstanding under our Senior Credit Facility, and will then utilize the borrowing base of our Senior Credit Facility and cash flow from operations to fund our ongoing drilling activity. Our existing bank credit facility includes certain financial covenants with which we were in compliance as of September 30, 2007. When considering the historical success of our capital raising activities and our bank relationships, we do not anticipate a lack of borrowing capacity under our senior credit facility in the foreseeable future due to an inability to meet any such financial covenants nor a reduction in our borrowing base.

Senior Credit Facility

On November 17, 2005, we amended our existing credit agreement and entered into an amended and restated senior credit agreement (the “Senior Credit Facility”) and a second lien term loan (the “Term Loan”) that expanded our borrowing capabilities and extended our credit facility for an additional two years. Total lender commitments under the Senior Credit Facility were $200 million which matures on February 25, 2010. Revolving borrowings under the Senior Credit Facility are limited to, and subject to periodic redeterminations of the borrowing base, which is currently established at $170 million. As of September 30, 2007, we had $100 million in outstanding revolving borrowings under the Senior Credit Facility. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at either the bank base rate plus 0.00% to 0.50%, or LIBOR plus 1.25% to 2.25%, depending on borrowing base utilization.

The terms of the Senior Credit Facility require us to maintain certain covenants. Capitalized terms are defined in the credit agreement. The covenants include:

•	Current Ratio of 1.0/1.0,

•	Interest Coverage Ratio which is not less than 3.0/1.0 for the trailing four quarters, and

•

Total Debt no greater than 4.25 times EBITDAX for the trailing four quarters. (EBITDAX is earnings before interest expense, income tax, DD&A, exploration expense and impairment of oil and gas properties. In calculating EBITDAX for this purpose, earnings includes realized gains (losses) from derivatives not qualifying for hedge accounting, but excludes unrealized gains (losses) from derivatives not qualifying for hedge accounting.)

On August 7, 2007, we amended the Senior Credit Facility (“Amended Senior Credit Facility”) to change the last of these financial covenants beginning with the quarter ending September 30, 2007 and ending with the quarter ending December 31, 2007. The financial covenant will return to a 3.5 times Debt to EBITDAX limitation for the trailing four quarters beginning with the quarter ending March 31, 2008. As a result of the sale of the Company’s South Louisiana assets in the first quarter of 2007 (see Note 6 “Discontinued Operations” to our consolidated financial statements), a preliminary EBITDAX calculation for the trailing four quarters ending June 30, 2007 (which excluded all EBITDAX generated by the sold South Louisiana assets) indicated that the Company might not be in compliance with the ratio at the 3.5 times limitation. As a result, the Company requested and the bank group approved amending the ratio as discussed above for the purpose of clarifying the calculation of the covenant.

On September 24, 2007, we entered into the Seventh Amendment of the Amended and Restated Senior Credit Agreement. This Amendment increased the borrowing base from $110 million to $170 million and increased the upper limit of the LIBOR plus rate from 2.0% to 2.25%. All the other material terms have remained the same.

As of September 30, 2007, we were in compliance with all of the financial covenants of the Amended Senior Credit Facility.

Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts or assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2006 and a Current Report on Form 8-K dated August 7, 2007, includes a discussion of our critical accounting policies.

Income Taxes — FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. We adopted FIN 48 in the first quarter of 2007. See Notes 1 and 8 to our consolidated financial statements.

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

We enter into futures contracts or other hedging agreements from time to time to manage the commodity price risk for a portion of our production. We consider these agreements to be hedging activities and, as such, monthly settlements on the contracts that qualify for hedge accounting are reflected in our crude oil and natural gas sales. Our strategy, which is administered by the Hedging Committee of our Board of Directors, and reviewed periodically by the entire Board of Directors, has been to generally hedge between 30% and 70% of our production. As of September 30, 2007, the commodity hedges we utilized were in the form of:

(a)	swaps, where we receive a fixed price and pay a floating price, based on NYMEX or specific transfer point quoted prices,

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

Our hedging contracts fall within our targeted range of 30% to 70% of our estimated net oil and gas production volumes for the applicable periods of 2007. The fair value of the crude oil and natural gas hedging contracts in place at September 30, 2007, resulted in a net asset of $3.7 million. Based on oil and gas pricing in effect at September 30, 2007, a hypothetical 10% increase in oil and gas prices would have resulted in a derivative liability of $5.2 million while a hypothetical 10% decrease in oil and gas prices would have increased the derivative asset to $12.6 million. See Note 5 “Hedging Activities” to our consolidated financial statements for additional information.

Interest Rate Risk

We have a variable-rate debt obligation that exposes us to the effects of changes in interest rates. To partially reduce our exposure to interest rate risk, from time to time we enter into interest rate swap agreements. At September 30, 2007, we had the following interest rate swaps in place with BNP (in thousands).

Effective Date	Maturity Date	LIBOR Swap Rate	Notional Amount
2/27/2007	2/26/2009	4.86%	$40,000

The fair value of the interest rate swap contracts in place at September 30, 2007, resulted in a liability of $0.1 million. Based on interest rates at September 30, 2007, a hypothetical 10% increase or decrease in interest rates would not have a material effect on the asset.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of September 30, 2007, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting that occurred during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A – Risk Factors

There are no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and a Current Report on Form 8-K dated August 7, 2007.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 6 – Exhibits

*10.1†	Amended and Restated Severance Agreement between the Company and Walter G. Goodrich, effective November 5, 2007.

*10.2†	Amended and Restated Severance Agreement between the Company and Robert C. Turnham, effective November 5, 2007.

*10.3†	Amended and Restated Severance Agreement between the Company and David R. Looney, effective November 5, 2007.

*10.4†	Amended and Restated Severance Agreement between the Company and Mark E. Ferchau, effective November 5, 2007

*10.5†	Goodrich Petroleum Corporation Annual Bonus Plan, effective November 5, 2007

*31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: November 8, 2007	By:	/s/ Walter G. Goodrich
Walter G. Goodrich
Vice Chairman & Chief Executive Officer

Date: November 8, 2007	By:	/s/ David R. Looney
David R. Looney
Executive Vice President & Chief Financial Officer

GOODRICH PETROLEUM CORPORATION LIST OF EXHIBITS TO FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2007

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.1	Amended and Restated Severance Agreement between the Company and Walter G. Goodrich, effective November 5, 2007.

10.2	Amended and Restated Severance Agreement between the Company and Robert C. Turnham, effective November 5, 2007.

10.3	Amended and Restated Severance Agreement between the Company and David R. Looney, effective November 5, 2007.

10.4	Amended and Restated Severance Agreement between the Company and Mark E. Ferchau, effective November 5, 2007

10.5	Goodrich Petroleum Corporation Annual Bonus Plan, effective November 5, 2007

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.