Form 10-Q
period 2011-03-31
GOODRICH PETROLEUM CORP
filed 2011-05-06
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares outstanding of the Registrant’s common stock as of May 2, 2011 was 36,090,210.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,950	$17,788
Restricted cash	33,347	4,232
Accounts receivable, trade and other, net of allowance	7,176	9,231
Income taxes receivable	1,336	4,335
Accrued oil and gas revenue	18,076	14,920
Fair value of oil and gas derivatives	19,630	24,467
Inventory	8,804	7,831
Prepaid expenses and other	4,504	3,045

Total current assets	143,823	85,849

PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	1,304,233	1,217,891
Furniture, fixtures and equipment	5,222	4,962

	1,309,455	1,222,853
Less: Accumulated depletion, depreciation and amortization	(707,019)	(685,110)

Net property and equipment	602,436	537,743
Fair value of oil and gas derivatives	11,282	15,732
Deferred tax assets	7,860	19,695
Deferred financing cost	13,161	5,558

TOTAL ASSETS	$778,562	$664,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60,952	$47,106
Accrued liabilities	44,325	47,105
Accrued abandonment costs	4,868	4,392
Deferred tax liability current	7,860	19,695
Fair value of oil and gas derivatives	2,783	—
Current portion of debt	28,157	167,086

Total current liabilities	148,945	285,384
LONG-TERM DEBT	456,366	179,171
Accrued abandonment costs	10,819	11,683
Fair value of oil and gas derivatives	9,455	4,367

Total liabilities	625,585	480,605

Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares authorized: Series B convertible preferred stock, $1.00 par value, issued and outstanding 2,250,000 shares	2,250	2,250
Common stock: $0.20 par value, 100,000,000 shares authorized; issued and outstanding 36,099,078 and 37,685,378 shares, respectively	7,220	7,212
Treasury stock (0 and 12,377 shares, respectively)	—	(196)
Additional paid in capital	637,309	643,828
Retained earnings (accumulated deficit)	(493,802)	(469,122)

Total stockholders’ equity	152,977	183,972

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$778,562	$664,577

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended March 31,
	2011	2010
REVENUES:
Oil and gas revenues	$40,918	$40,426
Other	313	29

	41,231	40,455

OPERATING EXPENSES:
Lease operating expense	4,903	7,232
Production and other taxes	950	963
Transportation	2,386	2,453
Depreciation, depletion and amortization	24,959	30,213
Exploration	2,416	2,979
General and administrative	8,250	9,446
Gain on sale of assets	(236)	—
Other	—	8,500

	43,628	61,786

Operating loss	(2,397)	(21,331)

OTHER INCOME (EXPENSE):
Interest expense	(10,828)	(9,120)
Interest income and other	12	53
Gain (loss) on derivatives not designated as hedges	(10,010)	34,729
Gain on extinguishment of debt	55	—

	(20,771)	25,662

Income (loss) before income taxes	(23,168)	4,331
Income tax benefit (expense)	—	—

Net income (loss)	(23,168)	4,331
Preferred stock dividends	1,512	1,512

Net income (loss) applicable to common stock	$(24,680)	$2,819

PER COMMON SHARE
Net income (loss) applicable to common stock - basic	$(0.68)	$0.08
Net income (loss) applicable to common stock - diluted	$(0.68)	$0.08
Weighted average common shares outstanding - basic	36,093	35,858
Weighted average common shares outstanding - diluted	36,093	35,949

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,168)	$4,331
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	24,959	30,213
Unrealized (gain) loss on derivatives not designated as hedges	17,158	(33,644)
Exploration costs	—	475
Amortization of leasehold costs	1,626	1,605
Share based compensation (non-cash)	1,838	2,509
Gain on sale of assets	(236)	—
Loss on extinguishment of debt	(55)	—
Amortization of finance cost and debt discount	4,648	4,749
Change in assets and liabilities:
Restricted cash	(29,115)	—
Accounts receivable, trade and other, net of allowance	773	(3,642)
Inventory	(973)	(505)
Income taxes receivable/payable	2,999	5,815
Accrued oil and gas revenue	(3,156)	1,602
Accounts payable	13,778	(708)
Accrued liabilities	(2,430)	5,941
Prepaid expenses and other	(2,137)	26

Net cash provided by operating activities	6,509	18,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(89,924)	(40,981)
Proceeds from sale of assets	172	—

Net cash used in investing activities	(89,752)	(40,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(24,000)	—
Proceeds from bank borrowings	24,000	—
Repurchase of convertible notes	(147,709)	—
Proceeds from high yield offering	275,000	—
Debt issuance costs	(9,027)	—
Preferred stock dividends	(1,512)	(1,512)
Other	(347)	(444)

Net cash provided by (used in) financing activities	116,405	(1,956)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,162	(24,170)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,788	125,116

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,950	$100,946

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Significant Accounting Policies

Goodrich Petroleum Corporation is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas properties primarily in Northwest Louisiana and East Texas, which includes the Haynesville Shale and Cotton Valley trends and South Texas which includes the Eagle Ford Shale trend.

The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. Significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Reclassifications—Certain amounts for prior periods have been reclassified to conform to current year presentation. These reclassifications have no impact on net income or loss.

Use of Estimates—Our management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with US GAAP.

Restricted Cash—Restricted cash represents cash held in escrow of $33.3 million which includes $4.2 million for a suspensive appeal bond (See Note 9.) and $29.1 million for the remaining outstanding 3.25% Convertible Senior Notes due 2026. (See Note 3.)

Inventory—Inventory consists of casing and tubulars that are expected to be used in our Capital Drilling Program and crude oil in storage tanks. Crude oil inventory is carried on the balance sheet at the lower of cost or market.

Derivative Instruments—We use derivative instruments such as collars and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas and to hedge our exposure to changing interest rates. Accounting standards related to derivative instruments and hedging activities require that all derivative instruments subject to the requirements of those standards be measured at fair value and recognized as assets or liabilities in the balance sheet. Changes in fair value are required to be recognized in earnings unless specific hedge accounting criteria are met. We do not designate our derivative contracts as hedges, accordingly changes in fair value are reflected in earnings. See Note 7.

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

Income Taxes—We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 5.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation (“ARO”) for the period ending March 31, 2011, is as follows (in thousands):

March 31, 2011
Carrying amount of ARO at beginning of year	$16,075
Liabilities incurred	76
Liabilities settled or sold	(801)
Accretion expense	337

Carrying amount of ARO at March 31, 2011	15,687

Current liability	4,868
Long term liability	$10,819

NOTE 3—Debt

Debt consisted of the following balances (in thousands):

	March 31, 2011	December 31, 2010
Senior Credit Facility	$—	$—
8.875% Senior Notes due 2019	275,000	—
3.25% Convertible Senior Notes due 2026	29,115	175,000
Debt discount on 3.25% Convertible Senior Notes due 2026	(958)	(7,914)
5.0% Convertible Senior Notes due 2029	218,500	218,500
Debt discount of 5.0% Convertible Senior Notes due 2029	(37,134)	(39,329)

Total Debt	$484,523	$346,257

Senior Credit Facility

On May 5, 2009, we entered into a Second Amended and Restated Credit Agreement (the “Senior Credit Facility”) that replaced our previous facility. On February 25, 2011, we entered into a Fourth Amendment to the Second Amended and Restated Credit Agreement. Included among the conditions required for the Fourth Amendment to become effective were (i) the closing of the issuance and sale of our 8.875% Notes due 2019 (the “2019 Notes”), and (ii) the placement of not less than $175 million of net proceeds in an escrow account with the lenders to be used for the redemption or earlier repurchase of all our outstanding 3.25% Convertible Senior Notes due 2026 (“2026 Notes”), both of which occurred on March 2, 2011.

Total lender commitments under the Senior Credit Facility are $600 million subject to current borrowing base limitations of $225 million. The Senior Credit Facility matures on July 1, 2014 (subject to automatic extension to February 25, 2016, if, prior to maturity, we prepay, or escrow certain proceeds sufficient to prepay, our $218.5 million 5% Convertible Senior Notes due 2029 (the “2029 Notes”). Revolving borrowings under the Senior Credit Facility are limited to, and subject, to periodic redeterminations of the borrowing base. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 1.00% to 1.75%, or LIBOR plus 2.00% to 2.75%, depending on borrowing base utilization. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. As of March 31, 2011, we had no amounts outstanding under the Senior Credit Facility. Substantially all our assets are pledged as collateral to secure the Senior Credit Facility.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of the Senior Credit Facility require us to maintain certain covenants. Capitalized terms used here, but not defined, have the meanings assigned to them in the Senior Credit Facility. The primary financial covenants include:

•	Current Ratio of 1.0/1.0;

•

Interest Coverage Ratio of EBITDAX of not less than 2.5/1.0 for the trailing four quarters or when measured for the first three quarters of 2011, shall be based on annualized 2011 interim EBITDAX amounts rather than trailing four quarters. The interest for such period to apply solely to the cash portion of interest expense; and

•

Total Debt no greater than 4.0 times EBITDAX for the trailing four quarters, Total Debt used in such ratio to be reduced by the amount of any restricted cash held in an escrow account established for the benefit of the lenders and dedicated to the redemption or prepayment of the 2026 Notes, the 2029 Notes or other currently outstanding convertible notes of the Company; provided that such ratios, when measured for the first three quarters of 2011, shall be based on annualized 2011 interim EBITDAX amounts rather than trailing four quarters.

As defined in the credit agreement EBITDAX is earnings before interest expense, income tax, DD&A, exploration expense and impairment of oil and gas properties. In calculating EBITDAX for this purpose, earnings include realized gains (losses) from derivatives but exclude unrealized gains (losses) from derivatives.

We were in compliance with all the financial covenants of the Senior Credit Facility as of March 31, 2011.

8.875% Senior Notes due 2019

On March 2, 2011, we sold $275 million of our 2019 Notes. The 2019 Notes mature on March 15, 2019, unless earlier redeemed or repurchased. The 2019 Notes are our senior unsecured obligations and rank equally in right of payment to all of our other existing and future indebtedness. The 2019 Notes accrue interest at a rate of 8.875% annually, and interest is paid semi-annually in arrears on September 15 and March 15.

Before March 15, 2014, we may on one or more occasions redeem up to 35% of the aggregate principal amount of the 2019 Notes at a redemption price of 108.875% of the principal amount of the 2019 Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. On or after March 15, 2015, we may redeem all or a portion of the 2019 Notes at redemption prices (expressed as percentages of principal amount) equal to (i) 104.438% for the twelve-month period beginning on March 15, 2015; (ii) 102.219% for the twelve-month period beginning on March 15, 2016 and (iii) 100.000% on or after March 15, 2017, in each case plus accrued and unpaid interest to the redemption date. In addition, prior to March 15, 2015, we may redeem all or a part of the 2019 Notes at a redemption price equal to 100% of the principal amount of the 2019 Notes to be redeemed plus a make-whole premium, plus accrued and unpaid interest to the redemption date.

The Indenture restricts our ability and the ability of certain of our subsidiaries to: (i) incur additional debt; (ii) make certain dividends or pay dividends or distributions on our capital stock or purchase, redeem or retire such capital stock; (iii) sell assets, including the capital stock of our restricted subsidiaries; (iv) restrict dividends or other payments of our restricted subsidiaries; (v) create liens that secure debt; (vi) enter into transactions with affiliates and (vii) merge or consolidate with another company. These covenants are subject to a number of important exceptions and qualifications. At any time when the 2019 Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the indenture governing the 2019 Notes) has occurred and is continuing, many of these covenants will terminate.

5% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of our 2029 Notes. The 2029 notes mature on October 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Notes are our senior unsecured obligations and rank equally in right of payment to all of our other existing and future indebtedness. The 2029 Notes accrue interest at a rate of 5% annually, and interest is paid semi-annually in arrears on April 1 and October 1 of each year, beginning in 2010. Interest began accruing on the 2029 Notes on September 28, 2009.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investors may convert their 2029 Notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock is greater than or equal to 135% of the conversion price of the notes (as defined in the indenture governing the 2029 Notes) for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) prior to October 1, 2014, during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of 2029 Notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (3) if the 2029 Notes have been called for redemption; or (4) upon the occurrence of one of the specified corporate transactions described in the indenture governing the 2029 Notes. Investors may also convert their 2029 Notes at their option at any time beginning on September 1, 2029, and ending at the close of business on the second business day immediately preceding the maturity date.

The 2029 Notes are convertible into shares of our common stock at a rate equal to 28.8534 shares per $1,000 principal amount of 2029 Notes (equal to an “initial conversion price” of approximately $34.66 per share of common stock).

We separately account for the liability and equity components of the 2029 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. As of March 31, 2011, the $218.5 million 2029 Notes were carried on the balance sheet at $181.4 million with a debt discount balance of $37.1 million. As of December 31, 2010, the $218.5 million aggregate principal amount of 2029 Notes were carried on the balance sheet at $179.2 million with a debt discount of $39.3 million. The debt discount will be amortized using the effective interest rate method based upon an original five year term through October 1, 2014. Interest expense recognized relating to the contractual interest rate and amortization of debt discount and financing cost for the three months ended March 31, 2011 was $5.2 million. The effective interest rate on the liability component of the 2029 Notes was 11.7% for the three month period ended March 31, 2011. The 2029 Notes are guaranteed by our subsidiary that also guarantees our Senior Credit Facility.

3.25% Convertible Senior Notes Due 2026

In December 2006, we sold $175.0 million of 3.25% convertible senior notes (the “2026 Notes”). The 2026 Notes mature on December 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes are our senior unsecured obligations and rank equally in right of payment to all of our other existing and future indebtedness. The 2026 Notes accrue interest at a rate of 3.25% annually, and interest is paid semi-annually on June 1 and December 1.

During March 2011, we repurchased $145.9 million of our 2026 Notes using a portion of the net proceeds from the issuance of our 2029 Notes. We paid a premium of 101.25% and accrued interest. We recorded in the three months ended March 31, 2011, a $0.1 million gain on the early extinguishment of debt related to the repurchase. Under the terms of our Senior Credit Facility, we have deposited in escrow $29.1 million related to the remaining outstanding 2026 Notes.

Due to the repurchase, the debt discount was reduced resulting in a balance of $1.0 million to be amortized over the next 8 months. Interest expense relating to the contractual interest rate and amortization of debt discount and financing cost relating to the 2026 Notes for the three months ended March 31, 2011 was $2.8 million. The effective interest rate on the liability component of the 2026 Notes was 9.2% for the three month period ended March 31, 2011.

We intend to redeem all of the remaining outstanding 2026 Notes on or before December 1, 2011; as of March 31, 2011, we have classified the 2026 Notes as a current liability.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—Net Loss Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted income per common share for the three months ended March 31, 2011, and 2010. The following table reconciles the weighted average shares outstanding used for these computations (in thousands):

	Three Months Ended March 31,
	2011	2010
Basic income (loss) per share:
Net Income (loss) applicable to common stock	$(24,680)	$2,819
Average shares of common stock outstanding (1)	36,093	35,858

Basic income (loss) per share	$(0.68)	$0.08

Diluted loss per share:
Net income (loss) applicable to common stock	$(24,680)	$2,819
Dividends on convertible preferred stock (2)	—	—
Interest and amortization of loan cost on senior convertible notes, net of tax (3)	—	—

	$(24,680)	$2,819

Average shares of common stock outstanding (1)	36,093	35,858
Assumed conversion of convertible preferred stock (2)	—	—
Assumed conversion of convertible senior notes (3)	—	—
Stock options and restricted stock (4)	—	91

Average diluted shares outstanding	36,093	35,949

Diluted income (loss) per share	$(0.68)	$0.08

(1)	The 2010 balance does not include 1,624,300 shares of common stock outstanding under the Share Lending Agreement. See Note 6.
(2)	Common shares issuable upon assumed conversion of our convertible preferred stock amounting to 3,587,850 shares and the accrued dividends on the preferred stock were not included in the computation of diluted loss per share for all periods presented as they would have been anti-dilutive.
(3)	Common shares issuable upon assumed conversion of our convertible senior notes amounting to 8,270,097 shares in 2011 and 8,958,395 shares in 2010 and the accrued interest on the 2026 Notes and the 2029 Notes were not included in the computation of diluted loss per share for all periods presented as they would have been anti-dilutive.
(4)	Common shares issuable on assumed conversion of restricted stock and employee stock options for the three months ended March 31, 2011 in the amounts of 159,650, were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.

NOTE 5—Income Taxes

We recorded no income tax benefit for the three months ended March 31, 2011. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred assets as of March 31, 2011.

As of March 31, 2011, we had no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2010. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2012.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—Stockholders’ Equity

Restricted Stock

During the three months ended March 31, 2011, 67,315 restricted shares, which had a weighted average grant date value of $21.83 per share, vested.

Share Lending Agreement

In connection with the offering of our 2026 Notes in December 2006, we agreed to lend an affiliate of Bear, Stearns & Co. (“BSC”) a total of 3,122,263 shares of our common stock under the Share Lending Agreement. In March 2008, BSC returned 1,497,963 shares of the 3,122,263 originally borrowed shares. The 1,497,963 shares returned to us were recorded as treasury stock and retired. In May 2008, JP Morgan Chase & Co. completed its acquisition of and assumed all counterparty liabilities of The Bear Stearns Companies.

In conjunction with the partial repurchase of our 2026 Notes in March 2011, the Share Lending Agreement was terminated and JP Morgan Chase & Co. returned the remaining 1,624,300 shares. The shares returned to us were recorded as treasury shares and retired in March 2011.

NOTE 7—Derivative Activities

We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We did not designate our derivative contracts for hedge accounting. All gains and losses both realized and unrealized from our derivative contracts have been recognized in other income (expense) on our Consolidated Statements of Operations.

The total financial impact of our derivative activities on our Consolidated Statement of Operations for the three months ended March 31, 2011 was a loss of $10.0 million. The loss of $10.0 million for the three months ended March 31, 2011, included $7.2 million in realized gain offset by an unrealized loss of $17.2 million.

Commodity Derivative Activity

We enter into swap contracts, costless collars and other derivative agreements from time to time to manage the commodity price risk for a portion of our production. Our strategy, which is administered by the Hedging Committee of our Board of Directors, and reviewed periodically by the entire Board of Directors, has been to generally hedge between 30% and 70% of our estimated total production for the period the derivatives are in effect. As of March 31, 2011, the commodity derivatives we used were in the form of:

(a)	collars, where we receive the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pay the excess, if any, of the reference price over the ceiling price.

(b)	swaps, where we receive a fixed price and pay a floating price, based on NYMEX or specific transfer point quoted prices.

(c)	swaption, where we granted the counter party the right but not the obligation to enter into an underlying swap by a specific date.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control.

As of March 31, 2011, our open forward positions on our outstanding commodity derivative contracts, all of which were with BNP Paribas, Bank of Montreal and Royal Bank of Canada, were as follows:

Collars (NYMEX)	Daily Volume	Total Volume	Average Floor/Cap	Fair Value at March 31, 2011 (in thousands)
Natural gas (MMBtu)				$30,912
2Q 2011	40,000	3,640,000	$6.00 – $7.09
3Q 2011	40,000	3,680,000	$6.00 – $7.09
4Q 2011	40,000	3,680,000	$6.00 – $7.09
1Q 2012	40,000	3,640,000	$6.00 – $7.09
2Q 2012	40,000	3,640,000	$6.00 – $7.09
3Q 2012	40,000	3,680,000	$6.00 – $7.09
4Q 2012	40,000	3,680,000	$6.00 – $7.09

			Fixed Price
Oil Swaps (BBL)				$(1,468)
2Q 2011	1,000	91,000	$100 – $112
3Q 2011	1,000	92,000	$100 – $112
4Q 2011	1,000	92,000	$100 – $112
Oil Swaptions (BBL)				$(10,770)

2012	1,000	366,000	$100 – $112
2013	1,000	365,000	$100 – $112

			Total	$18,674

The fair value of our natural gas derivative contracts in place at March 31, 2011, resulted in a current asset of $19.6 million, a non-current asset of $11.3 million, a current liability of $2.8 million and a non-current liability of $9.4 million. We measure the fair value of our commodity derivatives contracts by applying the income approach, and these contracts are classified within Level 2 of the valuation hierarchy. See Note 8.

The following table summarizes the realized and unrealized gains and losses we recognized on our oil and gas derivatives for the three month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
Oil and Gas Derivatives (in thousands):	2011	2010
Realized gain on oil and gas derivatives	$7,148	$1,643
Unrealized gain (loss) on oil and gas derivatives	(17,158)	33,105

Total gain (loss) on oil and gas derivatives	$(10,010)	$34,748

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—Fair Value

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

•

Level 3 Inputs—unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this level are our oil and gas properties which are deemed impaired.

As of March 31, 2011, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

We periodically assess our long-lived assets recorded in oil and gas properties on the Consolidated Balance Sheets to ensure that they are not carried in excess of fair value, which is computed using Level 3 inputs such as discounted cash flow models or valuations, based on estimated future commodity prices and our various operational assumptions.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value in our Consolidated Balance Sheet by applying the income approach and are classified in Level 2 as of March 31, 2011 (in thousands):

	March 31, 2011 Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Current Assets
Commodity Derivatives	$—	$19,630	$—	$19,630
Non-current Assets
Commodity Derivatives	—	11,282	—	11,282
Current Liabilities
Commodity Derivatives	—	(2,783)	—	(2,783)
Non-current Liability
Commodity Derivatives	—	(9,455)	—	(9,455)

Total	$—	$18,674	$—	$18,674

The following table reflects the carrying value, as recorded in our Consolidated Balance Sheet, and fair value of our debt financial instruments which we classified as Level 2 at March 31, 2011 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.25% Convertible Senior Notes due 2026	$28,157	$29,115	$167,089	$173,478
5.0% Convertible Senior Notes due 2029	181,366	222,389	179,168	212,164
8.875% Convertible Senior Notes due 2019	275,000	275,000	—	—

Total debt	$484,523	$526,504	$346,257	$385,642

The fair value amounts of our debt are based on quoted market prices for the same or similar type issues, including consideration of our credit risk related to those instruments and other relevant information generated by market transactions and derived from the market.

NOTE 9—Commitments and Contingencies

Hoover Tree Farm, LLC v. Goodrich Petroleum Company, LLC et al. On April 29, 2010, a state court in Caddo Parish, Louisiana, granted a judgment holding us solely responsible for the payment of $8.5 million in additional oil and gas lease bonus payments and related interest in an ongoing lawsuit involving the interpretation of a unique oil and gas lease provision. The lease provided for the payment of additional bonuses under certain circumstances in the event higher lease bonuses were paid by us, its successors or assigns, within the surrounding area. Without our knowledge, one of the sub-lessees subject to the same lease paid substantially higher bonuses in the area. We believe that this ruling was improperly decided and, on July 8, 2010, filed a motion for suspensive appeal. We satisfied the requirements for posting a suspensive appeal bond by depositing $8.5 million in July 2010 with Iberia Bank in Shreveport, Louisiana for the account of the Clerk of Caddo Parish Court.

On July 9, 2010, the sub-lessee agreed to reimburse us for one half of any sums for which we may be cast in judgment in this lawsuit in any final non-appealable judgment, and further agreed to reimburse us for one half of the cash bond. We reduced our accrual by $4.2 million in the third quarter of 2010.

On March 23, 2011, the State of Louisiana Second Circuit Court of Appeals issued an opinion which affirmed the trial court’s judgment against us and amended the judgment to make both us and the sub-lessee responsible for the money judgment. On April 6, 2011, we filed an application for rehearing with the Second Circuit Court of Appeals.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—Acquisitions and Divestitures

On December 30, 2010, we sold the shallow rights in certain of our non-core properties located in Northwest Louisiana and East Texas for approximately $65 million with an effective date of July 1, 2010. We have retained all of the deep drilling rights on these divested properties, including the rights to both the Haynesville Shale and Bossier Shale formations. We issued our final settlement statement in the current quarter resulting in a gain of less than $0.1 million.

In January 2011, we sold other non-core assets for which we recorded a $0.2 million gain.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We have made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, marketing and midstream activities, and also include those statements accompanied by or that otherwise include the words “may,” “could,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “predicts,” “target,” “goal,” “plans,” “objective,” “potential,” “should,” or similar expressions or variations on such expressions that convey the uncertainty of future events or outcomes. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made; we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risk and uncertainties:

•	planned capital expenditures;

•	future drilling activity;

•	our financial condition;

•	business strategy, including our ability to successfully transition to more liquids-focused operations;

•	the market prices of oil and natural gas;

•	uncertainties about the estimated quantities of oil and natural gas reserves;

•	financial market conditions and availability of capital;

•	production;

•	hedging arrangements;

•	future cash flows and borrowings;

•	litigation matters;

•	pursuit of potential future acquisition opportunities;

•	sources of funding for exploration and development;

•	general economic conditions, either nationally or in the jurisdictions in which we or our subsidiary are doing business;

•

legislative or regulatory changes, including retroactive royalty or production tax regimes, hydraulic-fracturing regulation, drilling and permitting regulations, derivatives reform, changes in state and federal corporate taxes, environmental regulation, environmental risks and liability under federal, state and foreign and local environmental laws and regulations;

•	the creditworthiness of our financial counterparties and operation partners;

•	the securities, capital or credit markets;

•	our ability to repay our debt for the year ended December 31, 2010; and

•	other factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 201, and in our other public filings, press releases and discussions with management.

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

•

Expand acreage position in the Haynesville and Eagle Ford shale plays. We increased our acreage position in the Haynesville Shale to 158,850 gross (87,884 net) lease acres and own approximately 55,000 gross (38,000 net) of lease acres in the Eagle Ford Shale as of March 31, 2011. We continue to concentrate our efforts in areas where we can apply our technical expertise and where we have significant operational control or experience. To leverage our extensive regional knowledge base, we seek to acquire leasehold acreage with significant drilling potential within our existing areas of operation that exhibit similar characteristics to our existing properties. We continually strive to rationalize our portfolio of properties by selling marginal properties in an effort to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.

•

Focus on maximizing cash flow margins. We intend to maximize cash flow margins by focusing on higher-margin oil development in the Eagle Ford Shale trend and lowering our overall operating costs in our natural gas properties. In the current commodity price environment, our Eagle Ford Shale assets offer more attractive cash flow margins than our natural gas assets. From 2008 to 2011, we lowered our lease operating costs on a consolidated basis from $1.32 per Mcfe to $0.54 per Mcfe by focusing on lower cost Haynesville Shale potential and divesting higher cost mature assets. We expect this trend to continue as it relates to our natural gas properties.

•

Maintain financial flexibility. As of March 31, 2011, we had a borrowing base of $225 million under our Senior Credit Facility, of which none was outstanding. We have historically funded growth through cash flow from operations, equity and equity-linked security issuances, divestments of non-core assets and entering into strategic joint ventures. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, typically fixed price swaps and costless collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy.

Primary Operating Areas

Eagle Ford Shale

During the second half of 2010, we commenced drilling operations on our acreage in the Eagle Ford Shale trend. Our leasehold position is located in both La Salle and Frio counties, Texas. During the first three months of 2011, we conducted drilling operations on approximately 8 gross (6 net) operated Eagle Ford Shale trend wells. In 2011, we plan to spend approximately $145 million on 20 to 24 gross wells.

Haynesville Shale

Our relatively low risk development drilling program in the Haynesville Shale trend is primarily centered in and around Rusk, Panola, Angelina and Nacogdoches counties, Texas and DeSoto and Caddo parishes, Louisiana. We continue to build our acreage position in this trend and hold approximately 88,000 net acres producing from and prospective for the Haynesville Shale as of March 31, 2011. As of March 31, 2011, we had drilled and completed a cumulative total of 80 gross wells in the trend with a 100% success rate. Haynesville Shale wells produced net volumes of approximately 67,000 Mcfe per day in the first quarter of 2011, or approximately 66% of our total oil and gas production for the quarter. Our 2011 capital expenditure budget includes plans to utilize approximately 1 to 3 rigs to conduct drilling operations on approximately 7 to 9 gross additional Haynesville Shale horizontal wells.

Core Haynesville Shale

Our core Haynesville shale drilling program is primarily concentrated in the Bethany-Longstreet and Greenwood-Waskom fields in Caddo and DeSoto Parishes in northwest Louisiana. Our core Haynesville Shale drilling activity includes both operated and non-operated drilling in and around its core acreage positions in northwest Louisiana. We continue to build our acreage position in the trend and hold approximately 30,000 gross (16,000 net) acres as of March 31, 2011. Our net production volumes from our core Haynesville Shale wells totaled approximately 51,000 Mcfe per day in the first quarter of 2011, or approximately 51% of our total production for the quarter. In 2011, we estimate that we will spend approximately $25 to $30 million on 5 to 7 gross wells.

Shelby Trough / Angelina River Trend

Our properties in the Shelby Trough/Angelina River trend, where we are the operator of all of our drilling activities, which are primarily located in Nacogdoches, Angelina and Shelby Counties of East Texas. We continue to build our acreage position in the trend and hold approximately 48,500 gross (27,000 net) acres as of March 31, 2011. Our net production volumes from our Shelby Trough wells totaled approximately 9,000 Mcfe per day in the first quarter of 2011, or approximately 8.9% of our total production for the first quarter of 2011. In 2011, we estimate that we will spend approximately $20 to $30 million on 2 to 3 gross wells.

Cotton Valley Taylor Sand

During 2010, we conducted drilling operations on four horizontal Cotton Valley Taylor Sand wells throughout our acreage position in the Minden, Beckville and South Henderson fields of East Texas. In the South Henderson field, our Travis Crow 1H well reached initial production of over 12.0 MMcfe/day, which included approximately 380 Bbls of oil per day. In 2011, we plan to spend approximately $20 to $25 million to drill three offset wells in its South Henderson field. We have approximately 56,000 gross (50,000) net acres prospective for the Cotton Valley Taylor Sand. Net production volumes from our Cotton Valley Taylor Sand wells totaled approximately 12,000 Mcfe per day in the first quarter of 2011, or approximately 12% of our total oil and gas production for the quarter.

During the first quarter of 2011, we conducted drilling operations on one gross well in the play. Our 2011 capital expenditure budget includes plans to utilize one rig to conduct drilling operations on approximately 3 gross (3 net) additional Cotton Valley horizontal wells.

Overview of First Quarter 2011 Results

First Quarter 2011 financial and operating results include:

•	We increased our average oil and gas production volumes to 100,833 Mcfe per day for the first quarter of 2011, representing an increase of 14% from 88,646 Mcfe per day for the first quarter of 2010.

•

We conducted drilling operations on 21 gross wells in the first quarter of 2011, including 10 in the Haynesville Shale and 8 in South Texas. We added 16 gross (8 net) wells to production in the first quarter of 2011. As of March 31, 2011, we had 11 gross (4 net) wells drilled but not completed.

•

We increased our net ownership in the Haynesville Shale play in Northwest Louisiana and East Texas to approximately 88,000 net acres and owned approximately 38,000 net acres in the Eagle Ford Shale in South Texas at March 31, 2011.

•	We increased our oil production by 142% compared to the first quarter of 2010.

•	We reduced our lease operating expense per Mcfe by 41% from the first quarter of 2010 to $0.54 per Mcfe in the first quarter of 2011.

•	We sold $275 million 8.875% notes due in 2019 and redeemed $145.9 million of our $175 million 3.25% Convertible Senior Notes due 2026.

Results of Operations

For the three months ended March 31, 2011, we reported a net loss applicable to common stock of $24.7 million, or $0.68 per basic and diluted share, on total revenue of $41.2 million as compared to a net income applicable to common stock of $2.8 million, or $0.08 per basic and diluted share, on total revenue of $40.4 million for the three months ended March 31, 2010. The increase in production contributed $5.6 million to the $0.5 million increase in oil and gas revenues offset by the $5.1 decrease in our average realized oil and gas prices as compared to the three months ended March 31, 2010. We recorded a $10.0 million loss on derivatives not designated as hedges in the three months ended March 31, 2011 compared to a $34.7 million gain on derivatives not designated as hedges for the three months ended March 31, 2010. The derivative loss between periods was the primary driver behind the decrease in net income and was due to the increase in futures oil prices.

Oil and Natural Gas Revenues

Revenues presented in the table and the discussion below, represent revenue from sales of our oil and natural gas production volumes.

Summary Operating Information:

(In thousands, except for price data)	Three Months Ended March 31,
	2011	2010	Variance
Revenues:
Natural gas	$33,643	$37,918	$(4,275)	(11)%
Oil and condensate	7,275	2,508	4,767	190%
Natural gas, oil and condensate	40,918	40,426	492	1%
Operating revenues	41,231	40,455	776	2%
Operating expenses	43,628	61,786	(18,158)	(29)%
Operating loss	(2,397)	(21,331)	18,934	89%
Net income (loss) applicable to common stock	(25,839)	2,819	(28,658)	(1017)%
Net Production:
Natural gas (MMcf)	8,594	7,780	814	10%
Oil and condensate (MBbls)	80	33	47	142%
Total (Mmcfe)	9,075	7,978	1,097	14%
Average daily production (Mcfe/d)	100,833	88,646	12,187	14%
Average Realized Sales Price Per Unit:
Natural gas (per Mcf)	$3.91	$4.87	$(0.96)	(20)%
Oil and condensate (per Bbl)	90.64	75.99	14.65	19%
Average realized price (per Mcfe)	4.51	5.07	(0.56)	(11)%

Revenues from operations increased for the three months ended March 31, 2011 compared to the same period in 2010 as a result of a 14% increase in production offset by an 11% decrease in average realized sales price. The production increase in the three month periods ended March 31, 2011 over the same period in 2010 is due to the increase in the production volumes obtained from our Eagle Ford Shale wells. Production increased as a result of increased production in our Haynesville Shale properties offset by non-core properties sold in December 2010.

For the three months ended March 31, 2011, our average realized price for natural gas was $3.91 per Mcf excluding the effect of the realized gains and losses on our natural gas derivatives. For the same period in 2010, our average realized price for natural gas was $4.87 per Mcf, excluding the effect of the realized gains and losses on our natural gas derivatives. For the three months ended March 31, 2011, our average realized price for natural gas was $5.08 per Mcf including the effect of the realized gains and losses on our natural gas derivatives. For the same period in 2010, our average realized price for natural gas was $4.70 per Mcf, including the effect of the realized gains and losses on our natural gas derivatives.

The difference between our realized prices inclusive of the hedge realizations in the 2011 and 2010 periods relates to the floor price on our collars. In 2011, we had 40,000 MMBtu per day hedged at a floor price of $6.00 per MMBtu and in 2010, we had 100,000 MMBtu per day hedged at an average floor price of $6.00 per MMbtu.

Operating Expenses

The following tables present our comparative operating expenses:

	Three Months Ended March 31,
Operating Expenses (in thousands)	2011	2010	Variance
Lease operating expenses	$4,903	$7,232	$(2,329)	(32)%
Production and other taxes	950	963	(13)	(1)%
Transportation	2,386	2,453	(67)	(3)%
Exploration	2,416	2,979	(563)	(19)%

	Three Months Ended March 31,
Operating Expenses per Mcfe	2011	2010	Variance
Lease operating expenses	$0.54	$0.91	$(0.37)	(41)%
Production and other taxes	0.10	0.12	(0.02)	(17)%
Transportation	0.26	0.31	(0.05)	(16)%
Exploration	0.27	0.37	(0.10)	(27)%

Lease Operating. Lease operating expense (“LOE”) for the three months ended March 31, 2011, decreased in comparison to the same period in 2010 as a result of (i) our sale in December 2010 of our high cost non-core gas properties and (ii) a greater percentage of our production volumes coming from Haynesville Shale wells which carry a lower LOE per unit of production. On a per unit basis, LOE decreased for the three months ended March 31, 2011 compared to the same period in 2010 as a result of property sale, a 14% increase in production volumes and an increasing portion of our production coming from the lower production cost Haynesville Shale wells.

Production and Other Taxes. Production and other taxes for the three months ended March 31, 2011 includes ad valorem tax of $0.6 million and a $0.4 million in production tax. The production tax represents $0.8 million current period expense reduced by $0.4 million in Texas high cost severance tax credits. During the comparable period in 2010, production and other taxes included ad valorem tax of $0.5 million and production tax of $0.5 million. Production tax in the three months ended March 31, 2010 included $0.5 million in Tight Gas Sands (“TGS”) tax credits.

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

Our Louisiana horizontal wells are eligible for a two year severance tax exemption from the date of first production or until payout of qualified costs, whichever comes first. In the third quarter of 2011 our exempt Louisiana wells will begin reaching the two year maturity.

Transportation. Transportation expense in the three months ended March 31, 2011 decreased as compared to the three months ended March 31, 2010 as a result of the sale of our non-core properties in December 2010 offset by expense generated by our new production in the Angelina River and Eagle Ford Shale trends.

Exploration. Exploration expense for the three months ended March 31, 2011 decreased from that in the same period in 2010. We did not incur seismic cost in the current period in 2011, while the exploration expense in 2010 included the costs of our 3-D seismic program in the Angelina River area of approximately $0.5 million.

	Three Months Ended March 31,
Operating Expenses (in thousands)	2011	2010	Variance
Depreciation, depletion and amortization	$24,959	$30,213	$(5,254)	(17)%
General and administrative	8,250	9,446	(1,196)	(13)%
Gain on sale of assets	(236)	—	(236)	(100)%
Other	—	8,500	(8,500)	(100)%

	Three Months Ended March 31,
Operating Expenses per Mcfe	2011	2010	Variance
Depreciation, depletion and amortization	$2.75	$3.79	$(1.04)	(27)%
General and administrative	0.91	1.18	(0.27)	(23)%
Gain on sale of assets	(0.03)	—	(0.03)	(100)%
Other	—	1.07	(1.07)	(100)%

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) for the three months ended March 31, 2011, decreased as compared to the comparable periods in 2010 as a result of a lower DD&A rate. The impairment of our oil and gas properties recorded in the third quarter of 2010 and the sale of our non-core properties in December 2010 partially offset by the addition of newly drilled wells reduced our overall DD&A rate. We calculated the first three months of 2011 and 2010 DD&A rates using the December 31, 2010 and December 31, 2009 reserves, respectively. Proved developed reserves increased 10.3% from 420.6 Bcfe at December 31, 2009 to 463.9 Bcfe at December 31, 2010.

General and Administrative. General and administrative (“G&A”) expense decreased in the three months ended March 31, 2011, compared to the same period in 2010. The decrease relates to generally lower labor costs including decreases in stock based compensation and consulting cost. The three months ended March 31, 2010 included the cost of a consulting agreement related to the resignation of an executive officer. G&A expense on a per unit basis decreased as a result of a 14% increase in our production volumes in the first quarter of 2011 as compared to the first quarter of 2010. Stock based compensation expense, which is a non-cash item, decreased to $1.8 million in the first quarter of 2011 from $2.5 million in 2010.

Other. We accrued the full amount of $8.5 million as a reserve for litigation as expense in the first quarter of 2010 relating to the lawsuit with a lessee, Hoover Tree Farm LLC vs. Goodrich Petroleum Company LLC filed in Caddo Parish Louisiana as described in Note 9-Commitments and Contingencies to our consolidated statements contained in this report.

On July 9, 2010, the sub-lessee agreed to reimburse us for one half of any sums for which we may be cast in judgment in this lawsuit in any final non-appealable judgment, and further agreed to reimburse us for one half of the cash bond. We reduced our accrual by $4.2 million in the third quarter of 2010.

On March 23, 2011, the State of Louisiana Second Circuit Court of Appeals issued an opinion which affirmed the trial court’s judgment against the Company and amended the judgment to make both the Company and the sub-lessee responsible for the money judgment. On April 6, 2011, the Company filed an application for rehearing with the Second Circuit Court of Appeals.

Other Income (Expense)

The following table presents our comparative other income (expense) for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Other income (expense):
Interest expense	$(10,828)	$(9,120)
Interest income and other	12	53
Gain (loss) on derivatives not designated as hedges	(10,010)	34,729
Gain on extinguishment of debt	55	—
Average funded borrowings	403,955	393,500
Average funded borrowings adjusted for debt discount	357,351	331,515
Weighted average interest rate	12.3%	10.5%

Interest Expense. Interest expense in the three months ended March 31, 2011, increased compared to the three months ended March 31, 2010, as a result of the higher average level of outstanding debt in the three months ended March 31, 2011. The higher average level of debt in the three month periods ended March 31, 2011 resulted from the issuance of our $275 million 8.875% senior notes in March 2011. Non-cash interest of $4.6 million is included in the $10.8 million interest expense reported for the three months ended March 31, 2011.

Gain (Loss) on Derivatives Not Designated as Hedges. Loss on derivatives not designated as hedges for the three months ended March 31, 2011, consists of a realized gain of $7.2 million and an unrealized loss of $17.2 million for the change in fair value of our oil and natural gas derivative contracts. The average futures strip prices for oil and natural gas were higher in the current period compared to the previous quarter resulting in an unrealized loss in the current period. As a comparison, loss on derivatives not designated as hedges for the three months ended March 31, 2010, included a realized gain of $1.6 million and an unrealized gain of $33.1 million for the changes in fair value of our natural gas derivative contracts.

We will continue to be exposed to volatility in earnings resulting from changes in the fair value of our commodity contracts as we do not designate these contracts as hedges.

Income taxes. We recorded no income tax benefit for the three months ended March 31, 2011. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2010 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of March 31, 2011.

Liquidity and Capital Resources

Liquidity

Our primary sources of funding during the first three months of 2011 were from cash on hand, cash flow from operating activities, availability from the Senior Credit Facility and issuance of the 2019 Notes. We used cash primarily to fund our capital spending program, retire debt and pay preferred stock dividends. Our primary sources of cash during 2010 were cash flow from operating activities and proceeds from the sale of assets. We used cash primarily to fund our capital spending program, and pay preferred stock dividends. We expect to finance our estimated capital expenditures for the remainder of 2011 through a combination of cash on hand and availability under our Senior Credit Facility.

We have in place a $600 million Second Amended and Restated Credit Facility (“Senior Credit Facility”), entered into with a syndicate of United States and International lenders, and as of March 31, 2011, we had a $225 million borrowing base with no outstanding borrowings. On February 25, 2011, we entered into a Fourth Amendment to the Senior Credit Facility. The Fourth Amendment became effective upon the closing of the issuance and sale of the 8.875% Senior Notes due 2019, which occurred on March 2, 2011, and the placement of $175 million of net proceeds in an escrow account to be used for the redemption or earlier repurchase of all of our outstanding 3.25% Convertible Senior Notes (the “2026 Notes”). We were in compliance with existing covenants, as amended and the full amount of the borrowing base of the Senior Credit Facility was available for borrowing at March 31, 2011.

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

Our Senior Credit Facility matures on July 31, 2014. In addition, holders of our remaining 2026 Notes have the right to require us to purchase some or all of such notes at par on December 1, 2011. Because the conversion price of those notes is substantially above the recent trading price of our common stock, we expect that it is more likely than not that notes will be put to us for repurchase on such date. Under the terms of our Senior Credit Facility, we have deposited $29.1 million in escrow related to the remaining outstanding 2026 Notes. We intend to use these escrowed funds to redeem all of the remaining outstanding 2026 Notes on or before December 1, 2011; as of March 31, 2011, we have classified the 2026 Notes as a current liability.

We also have supported our cash flows by entering into derivative positions as of March 31, 2011, covering approximately 43% of our projected natural gas and oil sales volumes for the remainder of 2011, 2012 and 2013. See Note 7-Derivative Activities in the Notes to Consolidated Financial Statements under Part 1 Item 1 of this Form 10-Q.

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Three months ended March 31,
	2011	2010	Variance
Cash flow statement information:
Net cash:
Provided by operating activities	$6,509	$18,767	$(12,258)
Used in investing activities	(89,752)	(40,981)	(48,771)
Provided by (used in) financing activities	116,405	(1,956)	118,361

Increase (decrease) in cash and cash equivalents	$33,162	$(24,170)	$57,332

Operating activities. Net cash provided by operating activities decreased $12.3 million to $6.5 million for the three months ended March 31, 2011, from $18.8 million for the comparable 2010 period as more cash was realized from derivative settlements and production levels during the current three month period increased compared to 2010 offset by the reclassification of $29.1 million to restricted cash.

Investing activities. Net cash used in investing activities was $89.8 million for the three months ended March 31, 2011. We drilled 21 gross wells including 10 in the Haynesville Shale and 8 in the Eagle Ford Shale in the first three months of 2011. In comparison, we conducted drilling operations on 16 gross wells, 15 of which penetrated the Haynesville Shale during the first three months of 2010. The increase in the investing amount between the three month periods reflects that the wells drilled in 2011 are more expensive due to increased completion cost related to additional stage fracturing.

Financing activities. Net cash provided by financing activities was $116.4 million for the three months ended March 31, 2011, compared to cash used in financing activities of $2.0 million for the same period in 2010. The net cash provided by financing activities for the current period consisted of proceeds from the issuance our 8.875% Senior Notes due 2019 offset by the redemption of a portion of our 3.25% Convertible Senior Notes due 2026, financing cost on the issuance of 2026 Notes and preferred stock dividend.

Senior Credit Facility

On May 5, 2009, we entered into a Second Amended and Restated Credit Agreement (the “Senior Credit Facility”) that replaced our previous facility. On February 25, 2011, we entered into a Fourth Amendment to the Second Amended and Restated Credit Agreement. Included among the conditions required for the Fourth Amendment to become effective were (i) the closing of the issuance and sale of our 8.875% Notes due 2019 (the “2019 Notes”), and (ii) the placement of not less than $175 million of net proceeds in an escrow account with the lenders to be used for the redemption or earlier repurchase of all our outstanding 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”), both of which occurred on March 2, 2011.

Total lender commitments under the Senior Credit Facility are $600 million subject to current borrowing base limitations of $225 million. The Senior Credit Facility matures on July 1, 2014 (subject to automatic extension to February 25, 2016, if, prior to maturity, we prepay, or escrow certain proceeds sufficient to prepay, our $218.5 million 5% Convertible Senior Notes due 2029 (the “2029 Notes”). Revolving borrowings under the Senior Credit Facility are limited to, and subject to periodic redeterminations of, the borrowing base. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 1.00% to 1.75%, or LIBOR plus 2.00% to 2.75%, depending on borrowing base utilization. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. As of March 31, 2011, we had no amounts outstanding under the Senior Credit Facility. Substantially all our assets are pledged as collateral to secure the Senior Credit Facility.

The terms of the Senior Credit Facility require us to maintain certain covenants. Capitalized terms used here, but not defined, have the meanings assigned to them in the Senior Credit Facility. The primary financial covenants include:

•	Current Ratio of 1.0/1.0;

•

Interest Coverage Ratio of EBITDAX of not less than 2.5/1.0 for the trailing four quarters or when measured for the first three quarters of 2011, shall be based on annualized 2011 interim EBITDAX amounts rather than trailing four quarters. The interest for such period to apply solely to the cash portion of interest expense; and

•

Total Debt no greater than 4.0 times EBITDAX for the trailing four quarters, Total Debt used in such ratio to be reduced by the amount of any restricted cash held in an escrow account established for the benefit of the lenders and dedicated to the redemption or prepayment of the 2026 Notes, the 2029 Notes or other currently outstanding convertible notes of the Company; provided that such ratios, when measured for the first three quarters of 2011, shall be based on annualized 2011 interim EBITDAX amounts rather than trailing four quarters.

As defined in the credit agreement EBITDAX is earnings before interest expense, income tax, DD&A, exploration expense and impairment of oil and gas properties. In calculating EBITDAX for this purpose, earnings include realized gains (losses) from derivatives but exclude unrealized gains (losses) from derivatives.

We were in compliance with all the financial covenants of the Senior Credit Facility as of March 31, 2011.

8.875% Senior Notes due 2019

On March 2, 2011, we sold $275 million of our 2019 Notes. The 2019 Notes mature on March 15, 2019, unless earlier redeemed or repurchased. The 2019 Notes are our senior unsecured obligations and rank equally in right of payment to all of our other existing and future indebtedness. The 2019 Notes accrue interest at a rate of 8.875% annually, and interest is paid semi-annually in arrears on September 15 and March 15.

Before March 15, 2014, we may on one or more occasions redeem up to 35% of the aggregate principal amount of the 2019 Notes at a redemption price of 108.875% of the principal amount of the 2019 Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. On or after March 15, 2015, we may redeem all or a portion of the 2019 Notes at redemption prices (expressed as percentages of principal amount) equal to (i) 104.438% for the twelve-month period beginning on March 15, 2015; (ii) 102.219% for the twelve-month period beginning on March 15, 2016 and (iii) 100.000% on or after March 15, 2017, in each case plus accrued and unpaid interest to the redemption date. In addition, prior to March 15, 2015, we may redeem all or a part of the 2019 Notes at a redemption price equal to 100% of the principal amount of the 2019 Notes to be redeemed plus a make-whole premium, plus accrued and unpaid interest to the redemption date.

The Indenture restricts our ability and the ability of certain of our subsidiaries to: (i) incur additional debt; (ii) make certain dividends or pay dividends or distributions on our capital stock or purchase, redeem or retire such capital stock; (iii) sell assets, including the capital stock of our restricted subsidiaries; (iv) restrict dividends or other payments of our restricted subsidiaries; (v) create liens that secure debt; (vi) enter into transactions with affiliates and (vii) merge or consolidate with another company. These covenants are subject to a number of important exceptions and qualifications. At any time when the 2019 Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the indenture governing the 2019 Notes) has occurred and is continuing, many of these covenants will terminate.

5% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of our 2029 Notes. The 2029 notes mature on October 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Notes are our senior unsecured obligations and rank equally in right of payment to all of our other existing and future indebtedness. The 2029 Notes accrue interest at a rate of 5% annually, and interest is paid semi-annually in arrears on April 1 and October 1 of each year, beginning in 2010. Interest began accruing on the 2029 Notes on September 28, 2009.

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

Investors may convert their 2029 Notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock is greater than or equal to 135% of the conversion price of the notes (as defined in the indenture governing the 2029 Notes) for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) prior to October 1, 2014, during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of 2029 Notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (3) if the 2029 Notes have been called for redemption; or (4) upon the occurrence of one of the specified corporate transactions described in the indenture governing the 2029 Notes. Investors may also convert their 2029 Notes at their option at any time beginning on September 1, 2029, and ending at the close of business on the second business day immediately preceding the maturity date.

The 2029 Notes are convertible into shares of our common stock at a rate equal to 28.8534 shares per $1,000 principal amount of 2029 Notes (equal to an “initial conversion price” of approximately $34.66 per share of common stock).

We separately account for the liability and equity components of the 2029 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. As of March 31, 2011, the $218.5 million 2029 Notes were carried on the balance sheet at $181.4 million with a debt discount balance of $37.1 million. As of December 31, 2010, the $218.5 million aggregate principal amount of 2029 Notes were carried on the balance sheet at $179.2 million with a debt discount of $39.3 million. The debt discount will be amortized using the effective interest rate method based upon an original five year term through October 1, 2014. Interest expense recognized relating to the contractual interest rate and amortization of debt discount and financing cost for the three months ended March 31, 2011 was $5.2 million. The effective interest rate on the liability component of the 2029 Notes was 11.7% for the three month period ended March 31, 2011. The 2029 Notes are guaranteed by our subsidiary that also guarantees our Senior Credit Facility.

3.25% Convertible Senior Notes Due 2026

In December 2006, we sold $175.0 million of 3.25% convertible senior notes (the “2026 Notes”). The 2026 Notes mature on December 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes are our senior unsecured obligations and rank equally in right of payment to all of our other existing and future indebtedness. The 2026 Notes accrue interest at a rate of 3.25% annually, and interest is paid semi-annually on June 1 and December 1.

During March 2011, we repurchased $145.9 million of our 2026 Notes using a portion of the net proceeds from the issuance of our 2029 Notes. We paid a premium of 101.25% and accrued interest. We recorded in the three months ended March 31, 2011, a $0.1 million gain on the early extinguishment of debt related to the repurchase. Under the terms of our Senior Credit Facility, we have deposited in escrow an amount of $29.1 million related to the remaining outstanding 2026 Notes.

Due to the repurchase, the debt discount was reduced resulting in a balance of $1.0 million to be amortized over the next 8 months. Interest expense relating to the contractual interest rate and amortization of debt discount and financing cost relating to the 2026 Notes for the three months ended March 31, 2011 was $2.8 million. The effective interest rate on the liability component of the 2026 Notes was 9.2% for the three month period ended March 31, 2011.

We intend to redeem all of the remaining outstanding 2026 Notes on or before December 1, 2011; as of March 31, 2011, we have classified the 2026 Notes as a current liability.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2010, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended March 31, 2011.

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

We enter into futures contracts or other derivative agreements from time to time to manage the commodity price risk for a portion of our production. Our strategy, which is administered by the Hedging Committee of our Board of Directors, and reviewed periodically by the entire Board of Directors, has been to generally hedge between 30% and 70% of our production. As of March 31, 2011, the commodity hedges we utilized were in the form of:

(a)	collars, where we receive a fixed price and pay a floating price, based on NYMEX or specific transfer point quoted prices; and

(b)	swaps, where we receive a fixed price and pay a floating price, based on NYMEX or specific transfer point quoted prices.

(c)	swaption, where we grant the counterparty the right but not the obligation to enter into a swap agreement by a specific date.

Our hedging contracts fall within our targeted range of 30% to 70% of our estimated net oil and gas production volumes for the applicable periods of 2011. The fair value of the natural gas hedging contracts in place at March 31, 2011, resulted in a net asset of $18.7 million. Based on oil and gas pricing in effect at March 31, 2011, a hypothetical 10% increase in oil and gas prices would have decreased the derivative asset to $4.4 million, while a hypothetical 10% decrease in oil and gas prices would have increased the derivative asset to $33.5 million. See Note 7-Derivative Activities in the Notes to Consolidated Financial Statements under Part 1 of this Form 10-Q.

As of March 31, 2011, our open forward positions on our outstanding commodity derivative contracts, all of which were with BNP Paribas, Royal Bank of Canada or Bank of Montreal, were as follows:

Collars (NYMEX)	Daily Volume	Total Volume	Average Floor/Cap	Fair Value at March 31, 2011 (in thousands)
Natural gas (MMBtu)				$30,912
2Q 2011	40,000	3,640,000	$6.00 – $7.09
3Q 2011	40,000	3,680,000	$6.00 – $7.09
4Q 2011	40,000	3,680,000	$6.00 – $7.09
1Q 2012	40,000	3,640,000	$6.00 – $7.09
2Q 2012	40,000	3,640,000	$6.00 – $7.09
3Q 2012	40,000	3,680,000	$6.00 – $7.09
4Q 2012	40,000	3,680,000	$6.00 – $7.09

			Fixed Price
Oil Swaps (BBL)				$(1,468)
2Q 2011	1,000	91,000	$100 – $112
3Q 2011	1,000	92,000	$100 – $112
4Q 2011	1,000	92,000	$100 – $112
Oil Swaptions (BBL)				$(10,770)
4Q 2011	1,000	366,000	$100 – $112
4Q 2011	1,000	365,000	$100 – $112

			Total	$18,674

The following table summarizes the realized and unrealized gains and losses we recognized on our natural gas derivatives for the three month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
Oil and Gas Derivatives (in thousands):	2011	2010
Realized gain on oil and gas derivatives	$7,148	$1,643
Unrealized gain (loss) on oil and gas derivatives	(17,158)	33,105

Total gain (loss) on oil and gas derivatives	($10,010)	$34,748

Adoption of Comprehensive Financial Reform

The recent adoption of comprehensive financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. See Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of March 31, 2011, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our system of internal control over financial reporting occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1. Financial Statements, under “Note 9—Commitments and Contingencies” to our consolidated financial statements in this Form 10-Q.

Item 1A—Risk Factors

There are no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 6—Exhibits

†2.1	Purchase Agreement by and between Goodrich Petroleum, L.L.C. and SND Operating L.L.C. dated October 27, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on January 4, 2011).

4.1	Indenture (including the Form of Note), related to our 8.875% Senior Notes due 2019, dated as of March 2, 2011 among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.LO.C. and Wells Fargo Bank, National Association as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 8, 2011).

10.1	Third Amendment to Second Amended and Restated Credit Agreement dated as of February 4, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 10, 2011).

10.2	Purchase Agreement dated as of February 25, 2011 among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C and J.P. Morgan Securities L.L.C., as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.3	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 3, 2011.)

10.4	Registration Rights Agreement dated as of March 2, 2011 among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and J.P. Morgan Securities L.L.C., as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on March 8, 2011.)

*31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

†	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: May 5, 2011	By:	/S/ WALTER G. GOODRICH
Walter G. Goodrich
Vice Chairman & Chief Executive Officer

Date: May 5, 2011	By:	/S/ JAN L. SCHOTT
Jan L. Schott
Senior Vice President & Chief Financial Officer

GOODRICH PETROLEUM CORPORATION LIST OF EXHIBITS TO FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2011

†2.1	Purchase Agreement by and between Goodrich Petroleum, L.L.C. and SND Operating L.L.C. dated October 27, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on January 4, 2011).

4.1	Indenture (including the Form of Note), related to our 8.875% Senior Notes due 2019, dated as of March 2, 2011 among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.LO.C. and Wells Fargo Bank, National Association as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 8, 2011).

10.1	Third Amendment to Second Amended and Restated Credit Agreement dated as of February 4, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 10, 2011).

10.2	Purchase Agreement dated as of February 25, 2011 among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C and J.P. Morgan Securities L.L.C., as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.3	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 3, 2011.)

10.4	Registration Rights Agreement dated as of March 2, 2011 among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and J.P. Morgan Securities L.L.C., as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on March 8, 2011.)

*31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

†	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.
*	Filed herewith
**	Furnished herewith