Form 10-Q
period 2012-03-31
GOODRICH PETROLEUM CORP
filed 2012-05-08
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares outstanding of the Registrant’s common stock as of May 4, 2012 was 36,344,498.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,347
Accounts receivable, trade and other, net of allowance	7,206	7,594
Income taxes receivable	340	340
Accrued oil and natural gas revenue	17,185	20,420
Fair value of oil and natural gas derivatives	53,747	56,486
Inventory	4,688	8,627
Prepaid expenses and other	1,353	4,315

Total current assets	84,519	101,129

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	1,603,897	1,542,406
Furniture, fixtures and equipment	5,793	5,654

	1,609,690	1,548,060
Less: Accumulated depletion, depreciation and amortization	(860,836)	(824,894)

Net property and equipment	748,854	723,166
Deferred tax assets	16,964	19,720
Deferred financing cost and other	18,491	18,088

TOTAL ASSETS	$868,828	$862,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,132	$46,095
Accrued liabilities	30,327	43,874
Accrued abandonment costs	5,133	5,176
Deferred tax liabilities current	16,964	19,720
Fair value of oil and natural gas derivatives	5,184	—

Total current liabilities	107,740	114,865
LONG-TERM DEBT	599,568	566,126
Accrued abandonment costs	12,417	12,249
Fair value of oil and natural gas derivatives	15,965	17,420
Transportation obligation	7,120	7,743

Total liabilities	742,810	718,403

Commitments and contingencies (See Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares authorized: Series B convertible preferred stock, $1.00 par value, issued and outstanding 2,250,000 shares	2,250	2,250
Common stock: $0.20 par value, 100,000,000 shares authorized; issued and outstanding 36,339,126 and 36,378,508 shares, respectively	7,268	7,276
Treasury stock (none and 44,826 shares, respectively)	—	(689)
Additional paid in capital	642,668	641,790
Retained earnings (accumulated deficit)	(526,168)	(506,927)

Total stockholders’ equity	126,018	143,700

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$868,828	$862,103

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Oil and natural gas revenues	$45,377	$40,918
Other	(69)	313

	45,308	41,231

OPERATING EXPENSES:
Lease operating expense	8,354	4,903
Production and other taxes	1,993	950
Transportation	4,128	2,386
Depreciation, depletion and amortization	32,278	24,959
Exploration	2,213	2,416
Impairment	2,662	—
General and administrative	7,921	8,250
Gain on sale of assets	—	(236)

	59,549	43,628

Operating loss	(14,241)	(2,397)

OTHER INCOME (EXPENSE):
Interest expense	(12,913)	(10,828)
Interest income and other	—	12
Gain (loss) on derivatives not designated as hedges	9,425	(10,010)
Gain on extinguishment of debt	—	55

	(3,488)	(20,771)

Loss before income taxes	(17,729)	(23,168)
Income tax benefit	—	—

Net loss	(17,729)	(23,168)
Preferred stock dividends	1,512	1,512

Net loss applicable to common stock	$(19,241)	$(24,680)

PER COMMON SHARE
Net loss applicable to common stock—basic	$(0.53)	$(0.68)
Net loss applicable to common stock—diluted	$(0.53)	$(0.68)
Weighted average common shares outstanding—basic	36,338	36,093
Weighted average common shares outstanding—diluted	36,338	36,093

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,729)	$(23,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	32,278	24,959
Unrealized loss on derivatives not designated as hedges	6,468	17,158
Impairment	2,662	—
Amortization of leasehold costs	1,283	1,626
Share based compensation (non-cash)	1,552	1,838
Gain on sale of assets	—	(236)
Gain on extinguishment of debt	—	(55)
Amortization of finance cost and debt discount	3,135	4,648
Amortization of transportation obligation	297	—
Change in assets and liabilities:
Restricted cash	—	(29,115)
Accounts receivable, trade and other, net of allowance	388	773
Income taxes receivable/payable	—	2,999
Accrued oil and natural gas revenue	3,235	(3,156)
Inventory	3,939	(973)
Prepaid expenses and other	607	(2,137)
Accounts payable	4,037	13,778
Accrued liabilities	(11,615)	(2,430)

Net cash provided by operating activities	30,537	6,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(63,335)	(89,924)
Proceeds from sale of assets	—	172

Net cash used in investing activities	(63,335)	(89,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	31,000	24,000
Preferred stock dividends	(1,512)	(1,512)
Debt issuance costs	(44)	(9,027)
Exercise of stock options and warrants	16	—
Other	(9)	(347)
Proceeds from high yield offering	—	275,000
Repurchase of convertible notes	—	(147,709)
Principal payments of bank borrowings	—	(24,000)

Net cash provided by financing activities	29,451	116,405

INCRESE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,347)	33,162
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,347	17,788

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$50,950

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Significant Accounting Policies

Goodrich Petroleum Corporation (together with its subsidiary, “we,” “our,” or “the Company”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in South Texas, which includes the Eagle Ford Shale Trend, Northwest Louisiana and East Texas, which includes the Haynesville Shale and Cotton Valley Taylor Sand, and Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale Trend.

Principles of Consolidation—The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The consolidated financial statements include the financial statements of Goodrich Petroleum Corporation and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

We accrue a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. As of each of March 31, 2012 and December 31, 2011, our allowance for doubtful accounts was immaterial.

Inventory—Inventory consists of casing and tubulars that are expected to be used in our drilling program and oil in storage tanks. Inventory is carried on the Consolidated Balance Sheets at the lower of cost or market.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Each of these levels and our corresponding instruments classified by level are further described below:

•	Level 1 Inputs—unadjusted quoted market prices in active markets for identical assets or liabilities. Included in this level is our long-term debt;

•

Level 2 Inputs—quotes which are derived principally from or corroborated by observable market data. Included in this level are our interest rate swaps, if any, and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counterparties; and

•

Level 3 Inputs—unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on the Company’s various assumptions and future commodity prices. Included in this level are our assets held for sale and oil and natural gas properties which are deemed impaired.

As of March 31, 2012 and December 31, 2011, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

Impairment—We periodically assess our long-lived assets recorded in oil and natural gas properties on the Consolidated Balance Sheets to ensure that they are not carried in excess of fair value, which is computed using Level 3 inputs such as discounted cash flow models or valuations, based on estimated future commodity prices and our various operational assumptions. An evaluation is performed on a field-by-field basis at least annually or whenever changes in facts and circumstances indicate that our oil and natural gas properties may be impaired.

As of March 31, 2012, we have interests in oil and natural gas properties totaling $747.2 million, net of accumulated depletion, which we account for under the successful efforts method. The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review. Due to the uncertainty inherent in these factors, we cannot predict when or if additional future impairment charges will be recorded. We estimated future net cash flows generated from our oil and natural gas properties by using forecasted oil and natural gas prices published by the New York Mercantile Exchange (“NYMEX”).

We determined during first quarter of 2012 that the carrying amount of certain of our non-core oil and natural gas properties were not recoverable from future cash flows due to declining natural gas prices and, therefore, we recorded an impairment of $2.7 million for the three months ended March 31, 2012. These impairment charges reduced each field’s carrying value to its then estimated fair value, which was $0.9 million following the respective impairment charges.

Depreciation—Depreciation and depletion of producing oil and natural gas properties is calculated using the units-of-production method. Proved developed reserves are used to compute unit rates for unamortized tangible and intangible development costs, and proved reserves are used for unamortized leasehold costs.

Gains and losses on disposals or retirements that are significant or include an entire depreciable or depletable property unit are included in operating income. Depreciation of furniture, fixtures and equipment, consisting of office furniture, computer hardware and software and leasehold improvements is computed using the straight-line method over their estimated useful lives, which vary from three to five years.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Asset Retirement Obligations—We follow the accounting standard related to accounting for asset retirement obligations. These obligations are related to the abandonment and site restoration requirements that result from the acquisition, construction and development of our oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense is included in depreciation, depletion and amortization on our Consolidated Statements of Operations.

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At March 31, 2012 and December 31, 2011, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

Derivative Instruments—We use derivative instruments such as futures, forwards, options, collars and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas and to hedge our exposure to changing interest rates. Accounting standards related to derivative instruments and hedging activities require that all derivative instruments subject to the requirements of those standards be measured at fair value and recognized as assets or liabilities in the balance sheet. Changes in fair value are required to be recognized in earnings unless specific hedge accounting criteria are met. We have not designated any of our derivative contracts as hedges; accordingly, changes in fair value are reflected in earnings.

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

Earnings Per Share—Basic income per common share is computed by dividing net income available to common stockholders for each reporting period by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders for each reporting period by the weighted average number of common shares outstanding during the period, plus the effects of potentially dilutive stock options and restricted stock calculated using the Treasury Stock method and the potential dilutive effect of the conversion of shares associated with our Series B Convertible Preferred Stock, 3.25% Convertible Senior Notes due 2026 and 5% Convertible Senior Notes due 2029.

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

Share-Based Compensation—We account for our share-based transactions using fair value and recognize compensation expense over the requisite service period. The fair value of each option award is estimated using a Black-Scholes option valuation model with various assumptions based on our estimates. Our assumptions include expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by us based on historical volatility of our stock. We use historical

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. Our common stock does not pay dividends, so the dividend yield is zero. The fair value of restricted stock is measured using the close of the day stock price on the day of the award.

Guarantee—On March 2, 2011, we issued and sold $275,000,000 aggregate principal amount of our 8.875% Senior Notes due 2019 (the “2019 Notes”). The 2019 Notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiary, Goodrich Petroleum Company, L.L.C.

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

New Accounting Pronouncements

ASU 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”—In May 2011, the Financial Accounting Standards Board (the “FASB”) issued additional guidance intended to result in convergence between US GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying US GAAP. Principal provisions of the amendments include: (i) application of the ‘highest and best use’ is relevant only when measuring fair value for non-financial assets and liabilities; (ii) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (iii) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); (iv) guidance that fair value measurement of equity instruments should be made from the perspective of a market participant that holds that instrument as an asset; and (v) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for Balance Sheet items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the Level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance is effective for interim and annual periods beginning after December 15, 2011. We have adopted this guidance effective January 1, 2012. The adoption of this guidance did not have an impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

ASU 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.”—In December 2011, the FASB issued guidance intended to result in convergence between US GAAP and IFRS requirements for offsetting (netting) assets and liabilities presented in the statements of financial position. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The disclosure affects all entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or subject to a master netting arrangement, irrespective of whether they are offset on the balance sheet. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. Entities should provide the disclosures required by this ASU retrospectively for all comparative periods presented. We will adopt this guidance effective January 1, 2013. The adoption of this guidance is not expected to have an impact on the Company’s financial condition, results of operations or cash flows.

ASU 2011-05 “Comprehensive Income: Presentation of Comprehensive Income”- In June 2011, the FASB issued guidance intended to eliminate the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance does not have an impact on the Company’s financial condition, results of operations or cash flows.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the three months ending March 31, 2012, is as follows (in thousands):

Beginning balance	$17,425
Liabilities incurred	227
Revisions in estimated liabilities	—
Liabilities settled	(384)
Accretion expense	282

Ending balance	17,550

Current liability	5,133
Long term liability	$12,417

NOTE 3—Debt

Debt consisted of the following balances (in thousands) as of the dates indicated:

	March 31, 2012			December 31, 2011
	Principal	Carrying Amount	Fair Value (2)	Principal	Carrying Amount	Fair Value (2)
Senior Credit Facility	$133,500	$133,500	$133,500	$102,500	$102,500	$102,500
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (1)	218,500	190,639	215,987	218,500	188,197	201,785
8.875% Senior Notes due 2019	275,000	275,000	260,480	275,000	275,000	243,898

Total debt	$627,429	$599,568	$610,396	$596,429	$566,126	$548,612

(1)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was $30.3 million and $27.9 million as of December 31, 2011 and March 31, 2012, respectively.
(2)	The carrying amount for the Senior Credit Facility represents fair value because the variable interest rates are reflective of current market conditions; otherwise, fair value was obtained by direct market quotes within Level 1 of the fair value hierarchy.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt excluding the Senior Credit Facility (amounts in thousands, except effective interest rates):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
3.25% Convertible Senior Notes due 2026	3	3.3%	2,782	9.2%
5.0% Convertible Senior Notes due 2029	5,423	11.5%	5,175	11.7%
8.875% Senior Notes due 2019	6,327	9.2%	2,003	9.2%

Senior Credit Facility

On May 5, 2009, we entered into a Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) that replaced our previous facility. Total lender commitments under the Senior Credit Facility are $600 million. The Senior Credit Facility matures on July 1, 2014 subject to automatic extension to February 25, 2016, if, prior to maturity, we prepay or escrow certain proceeds sufficient to prepay our $218.5 million 5% Convertible Senior Notes due 2029 (the “2029 Notes”). Revolving borrowings under the Senior Credit Facility are limited to, and subject to, periodic redeterminations of the borrowing base, which was $275 million as of March 31, 2012. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. In connection with the April 1, 2012 redetermination, the borrowing base was reduced to $265 million, effective as of May 2, 2012. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculated, at our option, at the bank base rate plus 1.00% to 1.75%, or LIBOR plus 2.00% to 2.75%, in each case depending on borrowing base utilization. As of March 31 2012, we have $133.5 million outstanding under the Senior Credit Facility. Substantially all our assets are pledged as collateral to secure the Senior Credit Facility.

The terms of the Senior Credit Facility require us to comply with certain covenants. Capitalized terms used here, but not defined, have the meanings assigned to them in the Senior Credit Facility. The primary financial covenants include:

•	Current Ratio of 1.0/1.0;

•

Ratio of EBITDAX to cash Interest Expense of not less than 2.5/1.0 for the trailing four quarters (or annualized EBITDAX for the first quarter of 2012 with respect to the measurement in first quarter of 2012); and

•	Total Debt no greater than 4.0 times EBITDAX for the trailing four quarters (or annualized EBITDAX for the first quarter of 2012 with respect to the measurement in first quarter of 2012).

As defined in the credit agreement governing the Senior Credit Facility EBITDAX is earnings before interest expense, income tax, DD&A, exploration expense, stock based compensation and impairment of oil and natural gas properties. In calculating EBITDAX for this purpose, earnings include realized gains (losses) from derivatives not designated as hedges but exclude unrealized gains (losses) from derivatives not designated as hedges.

We were in compliance with all the financial covenants of the Senior Credit Facility as of March 31, 2012.

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

Before March 15, 2014, we may on one or more occasions redeem up to 35% of the aggregate principal amount of the 2019 Notes at a redemption price of 108.875% of the principal amount of the 2019 Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. On or after March 15, 2015, we may redeem all or a portion of the 2019 Notes at redemption prices (expressed as percentages of principal amount) equal to (i) 104.438% for the twelve-month period beginning on March 15, 2015; (ii) 102.219% for the twelve-month period beginning on March 15, 2016 and (iii) 100% on or after March 15, 2017, in each case plus accrued and unpaid interest to the redemption date. In addition, prior to March 15, 2015, we may redeem all or a part of the 2019 Notes at a redemption price equal to 100% of the principal amount of the 2019 Notes to be redeemed plus a make-whole premium, plus accrued and unpaid interest to the redemption date.

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

5% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of our 2029 Notes. The notes mature on October 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Notes are our senior unsecured obligations and rank equally in right of payment to all of our other existing and future indebtedness. The 2029 Notes accrue interest at a rate of 5% annually, and interest is paid semi-annually in arrears on April 1 and October 1 of each year.

We may not redeem the 2029 Notes before October 1, 2014. On or after October 1, 2014, we may redeem all or a portion of the 2029 Notes for cash, and the investors may require us to repurchase the 2029 Notes on each of October 1, 2014, 2019 and 2024. Upon conversion, we have the option to deliver shares at the applicable conversion rate, redeem in cash or in certain circumstances redeem in a combination of cash and shares.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investors may convert their 2029 Notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock is greater than or equal to 135% of the conversion price of the 2029 Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) prior to October 1, 2014, during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of 2029 Notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (3) if the 2029 Notes have been called for redemption; or (4) upon the occurrence of one of specified corporate transactions. Investors may also convert their 2029 Notes at their option at any time beginning on September 1, 2029, and ending at the close of business on the second business day immediately preceding the maturity date.

The 2029 Notes are convertible into shares of our common stock at a rate equal to 28.8534 shares per $1,000 principal amount of 2029 Notes (equal to an “initial conversion price” of approximately $34.66 per share of common stock per share).

We separately account for the liability and equity components of our 2029 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. Upon issuance of the notes in September 2009, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, we recorded a debt discount of $49.4 million, thereby reducing the carrying the value of $218.5 million notes on the December 31, 2009 balance sheet to $171.1 million and recorded an equity component net of tax of $32.1 million. The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014.

3.25% Convertible Senior Notes Due 2026

During the year ended December 31, 2011, we repurchased $174.6 million of our 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”) using a portion of the net proceeds from the issuance of our 2019 Notes. At March 31, 2012, $0.4 million of the 2026 Notes remained outstanding. Holders may present to us for redemption the remaining outstanding 2026 Notes on December 1, 2016 and December 1, 2021. Upon conversion, we have the option to deliver shares at the applicable conversion rate, redeem in cash or in certain circumstances redeem in a combination of cash and shares.

The 2026 Notes are convertible into shares of our common stock at a rate equal to the sum of:

a)	15.1653 shares per $1,000 principal amount of 2026 Notes (equal to a “base conversion price” of approximately $65.94 per share) plus

b)	an additional amount of shares per $1,000 of principal amount of 2026 Notes equal to the incremental share factor (2.6762), multiplied by a fraction, the numerator of which is the applicable stock price less the “base conversion price” and the denominator of which is the applicable stock price.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—Net Income (Loss) Per Common Share

Net income (loss) applicable to common stock was used as the numerator in computing basic and diluted income (loss) per common share for the three months ended March 31, 2012 and 2011. The following table sets forth information related to the computations of basic and diluted income (loss) per share (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Basic income (loss) per share:
Income (loss) applicable to common stock	$(19,241)	$(24,680)
Weighted-average shares of common stock outstanding	36,338	36,093

Basic income (loss) per share	$(0.53)	$(0.68)

Diluted income (loss) per share:
Income (loss) applicable to common stock	$(19,241)	$(24,680)
Dividends on convertible preferred stock (1)	—	—
Interest and amortization of loan cost on convertible senior notes, net of tax (2)	—	—

Diluted income (loss)	$(19,241)	$(24,680)

Weighted-average shares of common stock outstanding	36,338	36,093
Assumed conversion of convertible preferred stock (1)	—	—
Assumed conversion of convertible senior notes (2)	—	—
Stock options and restricted stock (3)	—	—

Weighted-average diluted shares outstanding	36,338	36,093

Diluted income (loss) per share	$(0.53)	$(0.68)

(1) Common shares issuable upon assumed conversion of convertible preferred stock were not presented as they would have been anti-dilutive.	3,587,850	3,587,850
(2) Common shares issuable upon assumed conversion of the 2026 Notes and the 2029 Notes were not presented as they would have been anti-dilutive.	6,310,974	8,270,097
(3) Common shares issuable on assumed conversion of restricted stock and employee stock option were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	181,156	159,650

NOTE 5—Income Taxes

We recorded no income tax expense or benefit for the three months ended March 31, 2012. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed, and, as a result, we continue to maintain a full valuation allowance for our net deferred assets as of March 31, 2012.

As of March 31, 2012, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2011.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—Stockholders’ Equity

Restricted Stock

Three Months Ended March 31, 2012
Restricted shares vested	2,089
Weighted average grant date value per share	$26.70

Stock Options

Three Months Ended March 31, 2012
Options exercised	4,000
Weighted average exercise price	$4.11

NOTE 7—Derivative Activities

We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All gains and losses both realized and unrealized from our derivative contracts have been recognized in other income (expense) on our Consolidated Statements of Operations.

The following table summarizes the realized and unrealized gains and losses we recognized on our oil and natural gas derivatives for the three month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31,
Oil and Natural Gas Derivatives (in thousands)	2012	2011
Realized gain on oil and natural gas derivatives	$15,893	$7,148
Unrealized loss on oil and natural gas derivatives	(6,468)	(17,158)

Total gain (loss) on oil and natural gas derivatives	$9,425	$(10,010)

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our strategy, which is administered by the Hedging Committee of our Board of Directors, and reviewed periodically by the entire Board of Directors, has been to generally hedge between 30% and 70% of our estimated total production for the period the derivatives are in effect. As of March 31, 2012, the commodity derivatives we used were in the form of:

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due to seasonality of demand and other factors beyond our control. Domestic crude oil and natural gas prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. As of March 31, 2012, our open forward positions on our outstanding commodity derivative contracts, all of which were with BNP Paribas, Bank of Montreal, Royal Bank of Canada and JPMorgan Chase Bank, N.A., were as follows:

Contract Type	Daily Volume	Total Volume	Average Floor/Cap	Fair Value at March 31, 2012 (in thousands)
Natural gas collars (MMBtu)
2012	40,000	14,640,000	$6.00-$7.09	$38,241

			Fixed Price
Natural gas swaps (MMBtu)
2012	20,000	7,320,000	$5.35	15,568
Natural gas swaptions (MMBtu)
2013	20,000	7,300,000	$5.35
2014	20,000	7,300,000	$5.35	(1,846)
Oil swaps (BBL)
2012	2,500	915,000	$97.30-$102.00
2013(1)	500	15,500	$101.50	(2,657)
Oil swaptions (BBL)
2013	2,500	912,500	$97.30-$112.00
2014	1,500	547,500	$97.30-$101.00	(16,708)

			Total	$32,598

(1)	For the month of January only.

During the first quarter of 2012, we entered into the following new derivative contract.

Contract Type	Daily Volume	Strike Price	Contract Start Date	Contract Termination
Oil swap (BBL)	500	$102.00	January 1, 2012	December 31, 2012

Subsequent to the first quarter of 2012, we entered into the following new derivative contracts.

Contract Type	Daily Volume	Strike Price	Contract Start Date	Contract Termination
Oil swap (BBL)	500	$104.25	May 1, 2012	December 31, 2012
Oil swap (BBL)	500	$103.15	January 1, 2013	December 31, 2013

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of March 31, 2012 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1 “Description of Business and Significant Accounting Policies—Fair Value Measurement” for our discussion for inputs used and valuation techniques for determining fair values.

	March 31, 2012 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$53,747	$—	$53,747
Current Liability Commodity Derivatives	—	(5,184)	—	(5,184)
Non-current Liabilities Commodity Derivatives	—	(15,965)	—	(15,965)

Total	$—	$32,598	$—	$32,598

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—Commitments and Contingencies

As of March 31, 2012, we do not have any changes in material commitments and contingencies, including outstanding and pending litigation.

NOTE 9—Acquisitions

In April 2012, we acquired an additional 17,800 gross and net acres for a total of $4.3 million in the Tuscaloosa Marine Shale.

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risk and uncertainties:

•	planned capital expenditures;

•	future drilling activity;

•	our financial condition;

•	business strategy, including our ability to successfully transition to more liquids-focused operations;

•	the market prices of oil and natural gas;

•	uncertainties about our estimated quantities of oil and natural gas reserves;

•	financial market conditions and availability of capital;

•	production;

•	hedging arrangements;

•	future cash flows and borrowings;

•	litigation matters;

•	pursuit of potential future acquisition opportunities;

•	sources of funding for exploration and development;

•	general economic conditions, either nationally or in the jurisdictions in which we do business;

•

legislative or regulatory changes, including retroactive royalty or production tax regimes, hydraulic-fracturing regulation, drilling and permitting regulations, derivatives reform, changes in state and federal corporate taxes, environmental regulation, environmental risks and liability under federal, state and foreign and local environmental laws and regulations;

•	the creditworthiness of our financial counterparties and operation partners;

•	the securities, capital or credit markets; and

•	our ability to repay our debt.

For additional information regarding known material factors that could cause our actual results to differ from projected results, please read the rest of this report and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We are an independent oil and natural gas company engaged in the exploration, development and production of properties primarily in Northwest Louisiana and East Texas, which includes the Haynesville Shale and Cotton Valley Taylor Sand, South Texas which includes the Eagle Ford Shale Trend and Southwest Mississippi and Southeast Louisiana which includes the Tuscaloosa Marine Shale Trend.

We seek to increase shareholder value by growing our oil and natural gas reserves, production revenues and operating cash flow. In our opinion, on a long term basis, growth in oil and natural gas reserves and cash flow on a cost-effective basis are the most important indicators of performance success for an independent oil and natural gas company.

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

We place primary emphasis on our cash flow from operating activities (“operating cash flow”) in managing our business. Management considers operating cash flow a more important indicator of our financial success than other traditional performance measures such as net income because operating cash flow considers only the cash expenses incurred during the period and excludes the non-cash impact of unrealized hedging gains (losses) and impairments.

Our revenues and operating cash flow depend on the successful development of our inventory of capital projects with available capital, the volume and timing of our production, as well as commodity prices for oil and natural gas. Such pricing factors are largely beyond our control, but we employ commodity hedging techniques in an attempt to minimize the volatility of short term commodity price fluctuations on our earnings and operating cash flow.

Business Strategy

Our business strategy is to provide long-term growth in reserves on a cost-effective basis. We focus on adding reserve value through the development of our Haynesville Shale, Cotton Valley Taylor Sand, Eagle Ford Shale Trend and Tuscaloosa Marine Shale acreage and the timely development of our large, relatively low-risk development program in the Southeast and Northwest Louisiana, East and South Texas and Southwest Mississippi area. We regularly evaluate possible acquisitions of prospective acreage and oil and natural gas drilling opportunities.

Several of the key elements of our business strategy are the following:

•

Develop existing property base. We seek to maximize the value of our existing assets by developing and exploiting our properties with the lowest risk and the highest rate of return potential. We intend to develop our multi-year inventory of drilling locations on our acreage in the Eagle Ford Shale Trend, Haynesville Shale, Cotton Valley Taylor Sand and Tuscaloosa Marine Shale in order to develop our oil and natural gas reserves. We estimate that our Eagle Ford Shale Trend acreage currently includes approximately 500 gross unrisked, non-proved drilling locations. Our Haynesville Shale acreage currently includes approximately 1,165 gross unrisked, non-proved drilling locations based on anticipated well spacing.

•

Increase our oil production. During the past year, we have concentrated on increasing our crude oil production and reserves by investing and drilling in the Eagle Ford Shale Trend. We intend to take advantage of the current favorable sales price of oil compared to the relative sales price of natural gas. We increased our oil production as a percentage of total production from 5% at March 31, 2011 to 15% at March 31, 2012.

•

Expand acreage position in shale plays. As of March 31, 2012, we have acquired approximately 84,800 net acres in the Tuscaloosa Marine Shale Trend in Southeastern Louisiana and Southwestern Mississippi. In April 2012, we acquired approximately 17,800 gross and net acres, bringing our total acreage position in the trend to 102,600 net acres. We continue to concentrate our efforts in areas where we can apply our technical expertise and where we have significant operational control or experience. To leverage our extensive regional knowledge base, we seek to acquire leasehold acreage with significant drilling potential in areas that exhibit characteristics similar to our existing properties. We continually strive to rationalize our portfolio of properties by selling marginal non-core properties in an effort to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.

•

Focus on maximizing cash flow margins. We intend to maximize operating cash flow by focusing on higher-margin oil development in the Eagle Ford Shale Trend. In the current commodity price environment, our Eagle Ford Shale Trend assets offer more attractive cash flow margins than our natural gas assets.

•

Maintain financial flexibility. As of March 31, 2012, we have a borrowing base of $275 million under our $600 million Senior Credit Facility, of which $133.5 million was outstanding. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. In connection with the April 1, 2012 redetermination, the borrowing base was reduced to $265 million, effective as of May 2, 2012. We have historically funded growth through cash flow from operations, debt, equity and equity-linked security issuances, divestments of non-core assets and entering into strategic joint ventures. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including fixed price swaps, swaptions and costless collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy.

Primary Operating Areas

Eagle Ford Shale Trend

During the first quarter of 2012, we continued drilling operations on our acreage in the Eagle Ford Shale Trend. We entered into the Eagle Ford Shale Trend in April 2010. Our leasehold position is located in both La Salle and Frio Counties, Texas. We hold approximately 54,000 gross (39,000 net) acres as of March 31, 2012, all of which are either producing from or prospective for the Eagle Ford Shale Trend. During the first quarter of 2012, we conducted drilling operations on approximately 11 gross (seven net) Eagle Ford Shale Trend wells. We plan to spend approximately $175 million representing 70% of our capital budget, on 32 gross wells in the Eagle Ford Shale Trend during 2012. Of this amount, we spent approximately $37.1 million during the first quarter of 2012.

Tuscaloosa Marine Shale Trend

We hold approximately 106,000 gross (85,000 net) acres in the Tuscaloosa Marine Shale Trend as of March 31, 2012, an emerging oil shale play in East Feliciana, West Feliciana, St. Helena and Washington Parishes in Southeastern Louisiana and Wilkinson, Pike and Amite Counties in Southwestern Mississippi. Since the end of the quarter we have added 17,800 gross and net acres in the Trend, bringing the total acreage to 123,780 gross (102,600) net acres. In December 2011, we participated in the drilling of our first non-operated well in the Tuscaloosa Marine Shale. We anticipate participating in three non-operated and two operated wells in 2012, which are expected to begin drilling operations in the second quarter of 2012. In 2012, we plan to spend approximately $20 million on five gross (two net) wells in the Tuscaloosa Marine Shale Trend.

Haynesville Shale Trend

Our relatively low risk development drilling program in this trend is primarily centered in and around Rusk, Panola, Angelina and Nacogdoches counties, Texas and DeSoto and Caddo Parishes, Louisiana. We hold approximately 128,000 gross (82,000 net) acres as of March 31, 2012 producing from and prospective for the Haynesville Shale. Our net production volumes from our Haynesville Shale wells aggregated approximately 50,000 Mcfe per day in the first quarter of 2012, or approximately 52% of our total oil and natural gas production for the quarter. In 2012, we are reducing our capital spending in the trend due to low natural gas prices. For the year 2012, we will spud a total of three wells. As of March 31, 2012, we have 14 gross (five net) wells drilled, but not completed.

Core Haynesville Shale

Our core Haynesville Shale drilling program is primarily concentrated in the Bethany-Longstreet and Greenwood-Waskom fields in Caddo and DeSoto Parishes in Northwest Louisiana. Our core Haynesville Shale drilling activity includes both operated and non-operated drilling in and around our core acreage positions in Northwest Louisiana. We currently hold approximately 32,000 gross (15,600 net) acres as of March 31, 2012. Our net production volumes from our core Haynesville Shale wells totaled approximately 41,800 Mcfe per day in the first quarter of 2012, or approximately 43% of our total production for the quarter. In 2012, we estimate that we will spend approximately $17.5 million to finish drilling and completion operations on approximately fifteen gross Chesapeake operated wells in our core Haynesville Shale area.

Shelby Trough / Angelina River Trend

We operate all of our drilling activities in this area, which is primarily located in Nacogdoches, Angelina and Shelby counties, Texas. The Company currently holds approximately 42,500 gross (30,300 net) acres as of March 31, 2012. Our net production volumes from its Shelby Trough wells totaled approximately 4,500 Mcfe per day in the first quarter of 2012, or approximately 5% of our total production for the quarter. In 2012, we estimate that we will spend approximately $20 million on two gross wells (including one carryover well) in the Shelby Trough/Angelina River Trend area.

Cotton Valley Taylor Sand

Our net production volumes from our Cotton Valley Taylor Sand wells totaled approximately 16,700 Mcfe per day in 2012, or approximately 17% of our total production during the first quarter of 2012.

Overview of First Quarter 2012 Results

First Quarter 2012 financial and operating results included:

•	Our oil production for the first quarter of 2012 increased to 15% of our total production compared to 5% of our total production in the first quarter of 2011.

•	Our oil revenue for the first quarter of 2012 increased to 51% of our total oil and natural gas revenue compared to 18% of our oil and natural gas revenue in the first quarter of 2011.

•

We conducted drilling operations on 19 gross (11 net) wells in the first quarter of 2012, including six in the Haynesville Shale and eleven Eagle Ford Shale and Buda Lime wells in South Texas. We added six gross (four net) wells to production in the first quarter of 2012. As of March 31, 2012, we have 19 gross (eight net) wells drilled, but not completed.

•	We participated in the drilling of our first non-operated well in the Tuscaloosa Marine Shale Trend.

•	We purchased an additional 17,800 net acres in the Tuscaloosa Marine Shale Trend resulting in a net acreage position of 102,600 net acres.

Results of Operations

For the three months ended March 31, 2012, we reported net loss applicable to common stock of $19.2 million, or $0.53 per basic and diluted share, on total revenue of $45.3 million as compared to a net loss applicable to common stock of $24.7 million, or $0.68 per basic and diluted share, on total revenue of $41.2 million for the three months ended March 31, 2011. The increase in average realized sales price contributed approximately $6.1 million to the increase in oil and natural gas revenue partially offset by a negative impact of approximately $1.6 million related to the decreased production volumes as compared to the three months ended March 31, 2011. We recorded a $9.4 million gain on derivatives not designated as hedges in the three months ended March 31, 2012, compared to a $10.0 million loss on derivatives not designated as hedges for the three months ended March 31, 2011.

The following table reflects our summary operating information for the periods presented (in thousands except for price and volume data).

Summary Operating Information:	Three Months Ended March 31,
	2012	2011	Variance
Revenues:
Natural gas	$22,344	$33,643	$(11,299)	(34%)
Oil and condensate	23,033	7,275	15,758	217%
Natural gas, oil and condensate	45,377	40,918	4,459	11%
Operating revenues	45,308	41,231	4,077	10%
Operating expenses	59,549	43,628	15,921	36%
Operating loss	(14,241)	(2,397)	(11,844)	(494%)
Net income (loss) applicable to common stock	(19,241)	(24,680)	5,439	22%
Net Production:
Natural gas (MMcf)	7,466	8,594	(1,128)	(13%)
Oil and condensate (MBbls)	217	80	137	171%
Total (Mmcfe)	8,765	9,075	(310)	(3%)
Average daily production (Mcfe/d)	96,324	100,833	(4,509)	(4%)
Average Realized Sales Price Per Unit:
Natural gas (per Mcf)	$2.99	$3.91	$(0.92)	(24%)
Oil and condensate (per Bbl)	106.35	90.64	15.71	17%
Average realized price (per Mcfe)	5.18	4.51	0.67	15%

Oil and Natural Gas Revenue

Revenues from operations increased for the three months ended March 31, 2012 compared to the same period in 2011 as a result of a 15% net increase in average realized sales price, partially offset by a 4% decrease in daily production. The production decrease in the three month period ended March 31, 2012 compared to the same period in 2011 was caused by a decrease in natural gas production. In response to depressed natural gas prices, we continue to focus our resources on increasing oil production, which we are currently able to sell at a more favorable relative price. For the three months ended March 31, 2012, 51% of our oil and natural gas revenue was attributable to oil revenue versus 18% for the three months ended March 31, 2011.

For the three months ended March 31, 2012, our average realized price for natural gas was $2.99 per Mcf, excluding the effect of the realized gains on our natural gas derivatives. For the same period in 2011, our average realized price for natural gas was $3.91 per Mcf, excluding the realized gains on our natural gas derivatives. For the three months ended March 31, 2012, our average realized price for natural gas was $3.80 per Mcf, including the effect of the realized gains on our natural gas derivatives. For the same period in 2011, our average realized price for natural gas was $4.70 per Mcf, including the effect of the realized gains on our natural gas derivatives.

For the three months ended March 31, 2012, our average realized price for oil was $106.35 per Bbl, excluding the effect of the realized losses on our oil derivatives. For the same period in 2011, our average realized price for oil was $90.64 per Bbl, excluding the effect of the realized gains on our oil derivatives. For the three months ended March 31, 2012, our average realized price for oil including the effect of the realized losses on our oil derivatives was $104.33 per Bbl. For the same period in 2011, our average realized price for oil was $95.80 per Bbl, including the effect of the realized gains on our oil derivatives.

The difference between our average realized prices inclusive of the effect of the realized gains and losses on our oil and natural gas derivatives in the three months ended March 31, 2012 and 2011 periods relates to our natural gas swap contracts. As of March 31, 2012, we have 60,000 MMBtu per day hedged at an average floor price of $5.78 per MMBtu, and as of March 31, 2011, we have 40,000 MMBtu per day hedged at an average floor price of $6.00 per MMbtu.

Operating Expenses

Operating expenses increased $15.9 million or 36% to $59.5 million in three months ended March 31, 2012 from $43.6 million in the same period in 2011. This increase is caused by increased lease operating expenses, transportation and depreciation, depletion and amortization (“DD&A”) expense.

	Three Months Ended March 31,
(in thousands)	2012	2011	Variance
Lease operating expenses	$8,354	$4,903	$3,451	70%
Production and other taxes	1,993	950	1,043	110%
Transportation	4,128	2,386	1,742	73%
Exploration	2,213	2,416	(203)	(8)%

	Three Months Ended March 31,
Per Mcfe	2012	2011	Variance
Lease operating expenses	$0.95	$0.54	$0.41	76%
Production and other taxes	0.23	0.10	0.13	130%
Transportation	0.47	0.26	0.21	81%
Exploration	0.25	0.27	(0.02)	(7)%

Lease Operating Expense

Lease operating expense (“LOE”) for the three months ended March 31, 2012, increased in comparison to the same period in 2011. LOE during the current period included an expense of $2.3 million in workover costs which added $0.26 per Mcfe to unit expense. Our LOE is trending higher as we add more oil wells to our well count which carry higher operating costs than natural gas wells. Oil contributed 15% to our production volumes in the first quarter 2012 compared to only 5% in first quarter 2011.

Production and Other Taxes

Production and other taxes for the three months ended March 31, 2012 include production tax of $1.7 million and ad valorem tax of $0.3 million. Production tax for the current period is net of $0.2 million of tax credits attributed to Tight Gas Sands (“TGS’) credits for our natural gas wells in the State of Texas. During the comparable period in 2011, production and other taxes included production tax of $0.4 million and ad valorem tax of $0.6 million. Production tax for that comparable period was net of $0.4 million in TGS credits.

The increase in production and other taxes in 2012 over 2011 is attributable to production taxes incurred in connection with our new Texas oil wells that are not subject to any production tax abatement.

TGS credits allow for reduced and/or eliminated severance taxes in the State of Texas for qualifying wells for up to ten years of production. We accrue for such credits once we have been notified of the State’s approval.

Our Louisiana horizontal wells are eligible for a two year severance tax exemption from the date of first production or until payout of qualified costs, whichever comes first. Many of our exempt Louisiana wells are reaching the two year maturity and, as a result, we incurred higher production taxes compared to first quarter 2011.

Transportation Expense

Transportation expense increased in the first quarter 2012 compared to the same period in 2011, partially as a result of higher transportation costs related to our gas production from the Eagle Ford Shale Trend wells but more predominately related to the renegotiation of certain natural gas gathering and processing contracts where in return for paying higher transportations cost we are receiving pricing with a natural gas liquids uplift thereby increasing our revenues.

Exploration

Exploration expense decreased in first quarter of 2012 compared to the same period in 2011. The decrease is affected by a $0.3 million decrease in undeveloped leasehold amortization offset by slightly higher exploration labor costs.

	Three Months Ended March 31,
(in thousands)	2012	2011	Variance
Depreciation, depletion and amortization	$32,278	$24,959	$7,319	29%
Impairment	2,662	—	2,662	100%
General and administrative	7,921	8,250	(329)	(4)%
Gain on sale of assets	—	(236)	(236)	(100)%

	Three Months Ended March 31,
Per Mcfe	2012	2011	Variance
Depreciation, depletion and amortization	$3.68	$2.75	$0.93	34%
Impairment	0.30	—	0.30	100%
General and administrative	0.90	0.91	(0.01)	(1)%
Gain on sale of assets	—	(0.03)	(0.03)	(100)%

Depreciation Depletion and Amortization (“DD&A”)

DD&A expense in the first quarter of 2012 compared to the same period in 2011 is affected by an increase in oil production volumes and a greater percentage of our production volumes coming from operating areas with higher DD&A rates, such as our Eagle Ford Shale Trend oil properties. The average DD&A rate increased 34% while our oil production increased 171% period to period.

Impairment

We recorded impairment expense of $2.7 million on three fields for the three months ended March 31, 2012. The majority is related to our non-core fields due to declining natural gas prices.

General and Administrative (“G&A”) Expense

G&A expense decreased in the first quarter of 2012 compared to the same period 2011. The decrease is affected by lower compensation expense including decreases in stock based compensation cost offset by professional service fees related to potential transactions. Share based compensation expense, which is a non-cash item, amounted to $1.5 million in 2012 compared to $1.8 million in 2011.

Gain on Sale of Assets

We recorded a gain of $0.2 million on the sale on non-core oil and natural gas properties in the three months ended March 31, 2011.

Other Income (Expense)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Other income (expense):
Interest expense	$(12,913)	$(10,828)
Interest income and other	—	12
Gain (loss) on derivatives not designated as hedges	9,425	(10,010)
Gain on extinguishment of debt	—	55
Average funded borrowings adjusted for debt discount	578,351	357,351
Average funded borrowings	607,596	403,955

Interest Expense

The increase in interest expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily caused by our higher average level of outstanding debt in the three months ended March 31, 2012. The higher average level of debt resulted from borrowings on our Senior Credit Facility and replaced $175 million of our 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”) with $275 million of our 8.875% Senior Notes due 2019 (the “2019 Notes”). Non-cash interest of $3.1 million is included in the $12.9 million interest expense reported for the three months ended March 31, 2012.

Gain on Derivatives Not Designated as Hedges

Gain on derivatives not designated as hedges for the three months ended March 31, 2012 consists of a realized gain of $15.9 million, partially offset by an unrealized loss of $6.5 million for the change in fair value of our oil and natural gas derivative contracts. Loss on oil derivatives was $5.9 million for the three months ended March 31, 2012 consisting of a realized loss of $0.5 million and an unrealized loss of $5.4 million dollars reflecting the rise in oil futures prices for the period. Gain on natural gas derivatives for the three months ended March 31, 2012 was $15.3 million, consisting of a realized $16.4 million gain offset by an unrealized loss of $1.1 million. Natural gas futures prices trended lower during the period. The unrealized loss was the result of the roll off of settled contracts.

Loss on derivatives not designated as hedges for the three months ended March 31, 2011, consists of a realized gain of $7.2 million and an unrealized loss of $17.2 million for the change in fair value of our oil and natural gas derivative contracts. The average futures strip prices for oil and natural gas trended higher in the prior year period resulting in the unrealized loss.

We will continue to be exposed to volatility in earnings resulting from changes in the fair value of our commodity contracts as we do not designate these contracts as hedges.

Income Tax Benefit

We recorded no income tax benefit for the three months ended March 31, 2012. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of March 31, 2012.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity during the first three months of 2012 were from cash on hand, cash flow from operating activities and available borrowings under our Senior Credit Facility. We used cash primarily to fund our capital spending program and pay preferred stock dividends. Our primary sources of cash during the first three months of 2011 were from cash on hand, cash flow from operating activities, availability of borrowings under our Senior Credit Facility and the issuance of the 2019 Notes. We used cash primarily to fund our capital spending program, retire debt and pay preferred stock dividends. We expect to finance our estimated capital expenditures for the remainder of 2012 through a combination of cash from operating activities and availability under our Senior Credit Facility.

Our total 2012 capital expenditure budget is $250 million. We expect capital spending by area to be approximately 70% for Eagle Ford Shale Trend, 15% for Haynesville Shale Trend, 8% for the Tuscaloosa Marine Shale and 7% for leasehold and infrastructure.

We have in place a $600 million Senior Credit Facility, entered into with a syndicate of U.S. and international lenders. As of March 31, 2012, we have a $275 million borrowing base with $133.5 million outstanding. The borrowing base was decreased to $265 million upon redetermination, which is effective May 2, 2012. On February 25, 2011, we entered into a Fourth Amendment to the Senior Credit Facility. The Fourth Amendment became effective upon the closing of the issuance and sale of our 2019 Notes, which occurred on March 2, 2011, and the placement of $175 million of net proceeds in an escrow account which was used for the redemption $174.6 million of our 2026 Notes. We were in compliance with existing covenants under the Senior Credit Facility at March 31, 2012.

We continuously monitor our leverage position and coordinate our capital program with our expected cash flows and repayment of our projected debt. We will continue to evaluate funding alternatives as needed.

Alternatives available to us include:

•	sale of non-core assets;

•	joint venture partnerships in our core Haynesville Shale, Eagle Ford Shale Trend and/or Tuscaloosa Marine Shale Trend acreage;

•	availability under our Senior Credit Facility; and

•	issuance of debt securities.

We have supported our cash flows with oil and natural gas derivative contracts which covered approximately 82% of our oil and natural gas sales volumes for the first quarter of 2012. We have also supported our cash flows by entering into derivative positions currently covering approximately 67% of our projected oil and 77% of our natural gas sales volumes for the remainder of 2012. See Note 7—“Derivative Activities” in the Notes to Consolidated Financial Statements under Part 1 Item 1 of this Form 10-Q.

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Three Months Ended March 31,
	2012	2011	Variance
Cash flow statement information:
Net cash:
Provided by operating activities	$30,537	$6,509	$24,028
Used in investing activities	(63,335)	(89,752)	26,417
Provided by (used in) financing activities	29,451	116,405	(86,954)

Increase (decrease) in cash and cash equivalents	$(3,347)	$33,162	$(36,509)

Operating activities. Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash provided by operating activities increased $24.0 million for the three months ended March 31, 2012 compared to the same period in 2011. Cash received related to oil and natural gas revenue increased $10.5 million in the first quarter 2012 compared to the first quarter 2011 due to (i) growth in oil volumes as a percentage of total volumes from 5% in 2011 to 15% in 2012, and (ii) a 15% increase in the average realized sales price from $4.51 to $5.18 per Mcfe. Also additive to cash flow from operations was $8.7 million in additional realized cash settlements on our derivative contracts and $14.4 million in working capital changes. Offsetting decreases to cash flow in the first quarter of 2012 include (i) operating costs increased of $6.0 million in 2012 as compared to 2011 and (ii) $3.6 million in additional cash interest paid in 2012 as we replaced $175 million of our 2026 Notes with $275 million of our 2019 Notes and increased borrowing from our Senior Credit Facility.

Investing activities. Net cash used in investing activities was $63.3 million for the three months ended March 31, 2012, compared to $89.8 million for 2011. While we booked capital expenditures of approximately $61.6 million in the first quarter of 2012, we paid out cash amounts totaling $63.3 million in the first quarter of 2012, with the difference being attributed to $20.4 million in drilling and completion costs accrued at March 31, 2012 and non-cash asset retirement obligation additions of $0.2 million offset by $22.3 million in drilling and completion cost accrued at December 31, 2011 and paid in the first quarter of 2012.

Financing activities. The net cash provided by financing activities for the first quarter of 2012 consisted primarily of proceeds from net borrowings under our Senior Credit Facility of $31.0 million, partially offset by preferred stock dividends of $1.5 million. We have $133.5 million borrowings outstanding under our Senior Credit Facility as of March 31, 2012. In the first quarter of 2011 net cash provided by financing activities consisted of proceeds from the issuance our 2019 Notes offset by the redemption of a majority of our 2026 Notes, financing cost on the issuance of 2019 Notes and preferred stock dividend.

Debt consisted of the following balances (in thousands):

	March 31, 2012			December 31, 2011
	Principal	Carrying Amount	Fair Value (2)	Principal	Carrying Amount	Fair Value (2)
Senior Credit Facility	$133,500	$133,500	$133,500	$102,500	$102,500	$102,500
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (1)	218,500	190,639	215,987	218,500	188,197	201,785
8.875% Senior Notes due 2019	275,000	275,000	260,480	275,000	275,000	243,898

Total debt	$627,429	$599,568	$610,396	$596,429	$566,126	$548,612

(1)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014.
(2)	The carrying amount for the Senior Credit Facility represents fair value because the variable interest rates are reflective of current market conditions; otherwise, fair value was obtained by direct market quotes within Level 1 of the fair value hierarchy.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt excluding the Senior Credit Facility (amounts in thousands, except effective interest rates):

	March 31, 2012		March 31, 2011
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
3.25% Convertible Senior Notes due 2026	3	3.3%	2,782	9.2%
5.0% Convertible Senior Notes due 2029	5,423	11.5%	5,175	11.7%
8.875% Senior Notes due 2019	6,327	9.2%	2,003	9.2%

For additional information on our financing activities, see Note 3 – “Debt” in the Notes to Consolidated Financial Statements under Part 1 Item I of this Form 10-Q.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2011, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended March 31, 2012.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Our primary market risks are attributable to fluctuations in commodity prices and interest rates. These fluctuations can affect revenues and cash flow from operating, investing and financing activities. Our risk-management policies provide for the use of derivative instruments to manage these risks. The types of derivative instruments we utilize include futures, swaps, options and fixed-price physical-delivery contracts. The volume of commodity derivative instruments we utilize may vary from year to year and is governed by risk-management policies with levels of authority delegated by our Board of Directors. Both exchange and over-the-counter traded commodity derivative instruments may be subject to margin deposit requirements, and we may be required from time to time to deposit cash or provide letters of credit with exchange brokers or its counterparties in order to satisfy these margin requirements.

For information regarding our accounting policies and additional information related to our derivative and financial instruments, see Note 1—”Description of Business and Significant Accounting Policies”, Note 7—”Derivative Activities” and Note 3—”Debt” in the Notes to Consolidated Financial Statements under Part 1 Item I of this Form 10-Q.

Commodity Price Risk

Our most significant market risk relates to fluctuations in natural gas and crude oil prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash write-down of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. Below is a sensitivity analysis of our commodity-price-related derivative instruments.

As of March 31, 2012, we have derivative instruments in place for 2012 of approximately 60,000 Mbtu per day (natural gas) and 2,500 Bbls per day (crude oil). At March 31, 2012, we have a net asset derivative position of $32.6 million related to these derivative instruments. Utilizing actual derivative contractual volumes a hypothetical 10% increase in oil and natural gas prices would have decreased the net derivative asset to $13.0 million, while a hypothetical 10% decrease in oil and natural gas prices would have increased the net derivative asset to $52.5 million. However, a gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

Adoption of Comprehensive Financial Reform

The recent adoption of comprehensive financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of March 31, 2012, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1. Financial Statements, under “Note 8—Commitments and Contingencies” to our consolidated financial statements in this Form 10-Q.

Item 1A—Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or future results.

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

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: May 8, 2012	By:	/S/ WALTER G. GOODRICH
Walter G. Goodrich Vice Chairman & Chief Executive Officer

Date: May 8, 2012	By:	/S/ JAN L. SCHOTT
Jan L. Schott Senior Vice President & Chief Financial Officer

GOODRICH PETROLEUM CORPORATION LIST OF EXHIBITS TO FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2012

*31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith