Form 10-Q
period 2012-09-30
GOODRICH PETROLEUM CORP
filed 2012-11-07
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares outstanding of the Registrant’s common stock as of November 2, 2012 was 36,392,227.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,570	$3,347
Accounts receivable, trade and other, net of allowance	9,137	7,934
Accrued oil and natural gas revenue	13,350	20,420
Fair value of oil and natural gas derivatives	16,404	56,486
Inventory	2,960	8,627
Prepaid expenses and other	1,215	4,315

Total current assets	44,636	101,129

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	1,576,365	1,542,406
Furniture, fixtures and equipment	6,115	5,654

	1,582,480	1,548,060
Less: Accumulated depletion, depreciation and amortization	(824,397)	(824,894)

Net property and equipment	758,083	723,166
Fair value of oil and natural gas derivatives	562	—
Deferred tax assets	5,378	19,720
Deferred financing cost and other	16,673	18,088

TOTAL ASSETS	$825,332	$862,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,641	$46,095
Accrued liabilities	42,207	43,874
Accrued abandonment costs	260	5,176
Deferred tax liabilities current	5,378	19,720
Fair value of oil and natural gas derivatives	821	—

Total current liabilities	92,307	114,865
LONG-TERM DEBT	569,953	566,126
Accrued abandonment costs	15,807	12,249
Fair value of oil and natural gas derivatives	5,775	17,420
Transportation obligation	5,506	7,743

Total liabilities	689,348	718,403

Commitments and contingencies (See Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares authorized: Series B convertible preferred stock, $1.00 par value, issued and outstanding 2,250,000 shares	2,250	2,250
Common stock: $0.20 par value, 100,000,000 shares authorized; issued and outstanding 36,392,007 and 36,378,508 shares, respectively	7,278	7,276
Treasury stock (177 and 44,826 shares, respectively)	(2)	(689)
Additional paid in capital	646,446	641,790
Retained earnings (accumulated deficit)	(519,988)	(506,927)

Total stockholders’ equity	135,984	143,700

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$825,332	$862,103

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Oil and natural gas revenues	$45,967	$55,537	$132,755	$148,889
Other	(7)	5	(141)	755

	45,960	55,542	132,614	149,644

OPERATING EXPENSES:
Lease operating expense	6,218	5,447	21,267	15,565
Production and other taxes	1,672	1,599	5,752	4,194
Transportation and processing	3,410	2,795	11,060	7,482
Depreciation, depletion and amortization	37,298	37,348	104,138	93,234
Exploration	2,523	1,638	6,755	6,379
Impairment	—	142	2,662	1,192
General and administrative	7,142	6,251	21,753	21,829
Gain on sale of assets	(44,157)	—	(44,229)	(236)
Other	—	146	—	146

	14,106	55,366	129,158	149,785

Operating income (loss)	31,854	176	3,456	(141)

OTHER INCOME (EXPENSE):
Interest expense	(13,314)	(13,022)	(39,316)	(36,815)
Interest income and other	2	21	3	43
Gain (loss) on derivatives not designated as hedges	(6,137)	26,453	27,331	27,397
Gain on extinguishment of debt	—	4	—	62

	(19,449)	13,456	(11,982)	(9,313)

Income (loss) before income taxes	12,405	13,632	(8,526)	(9,454)
Income tax benefit	—	—	—	—

Net income (loss)	12,405	13,632	(8,526)	(9,454)
Preferred stock dividends	1,511	1,511	4,535	4,535

Net income (loss) applicable to common stock	$10,894	$12,121	$(13,061)	$(13,989)

PER COMMON SHARE
Net income (loss) applicable to common stock - basic	$0.30	$0.34	$(0.36)	$(0.39)
Net income (loss) applicable to common stock - diluted	$0.30	$0.33	$(0.36)	$(0.39)
Weighted average common shares outstanding - basic	36,391	36,125	36,365	36,104
Weighted average common shares outstanding - diluted	36,619	36,297	36,365	36,104

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,526)	$(9,454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	104,138	93,234
Unrealized (gain) loss on derivatives not designated as hedges	28,696	(5,995)
Impairment	2,662	1,192
Amortization of leasehold costs	3,873	4,201
Share based compensation (non-cash)	4,711	4,526
Gain on sale of assets	(44,229)	(236)
Gain on extinguishment of debt	—	(62)
Amortization of finance cost and debt discount	9,407	11,677
Amortization of transportation obligation	895	—
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(1,287)	1,361
Income taxes receivable	277	3,606
Accrued oil and natural gas revenue	3,991	(7,020)
Inventory	5,657	(934)
Prepaid expenses and other	2,991	(296)
Accounts payable	(4,119)	13,881
Accrued liabilities	(11,564)	256

Net cash provided by operating activities	97,573	109,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(184,944)	(288,067)
Proceeds from sale of assets	93,708	172

Net cash used in investing activities	(91,236)	(287,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(106,000)	(30,000)
Proceeds from bank borrowings	102,500	109,500
Preferred stock dividends	(4,535)	(4,535)
Debt issuance costs	(56)	(9,104)
Exercise of stock options and warrants	16	—
Proceeds from high yield offering	—	275,000
Repurchase of convertible notes	—	(151,808)
Cash restricted for repurchase of convertible notes	—	(25,054)
Other	(39)	(388)

Net cash provided by (used in) financing activities	(8,114)	163,611

DECREASE IN CASH AND CASH EQUIVALENTS	(1,777)	(14,347)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,347	17,788

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,570	$3,441

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

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

We accrue a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. As of each of September 30, 2012 and December 31, 2011, our allowance for doubtful accounts was immaterial.

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

At each of September 30, 2012 and December 31, 2011, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

As of September 30, 2012, we have interests in oil and natural gas properties totaling $756.5 million, net of accumulated depletion, which we account for under the successful efforts method. The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review. Due to the uncertainty inherent in these factors, we cannot predict when or if additional future impairment charges will be recorded. We estimated future net cash flows generated from our oil and natural gas properties by using oil and natural gas futures prices published by the New York Mercantile Exchange (“NYMEX”).

We determined during the first quarter of 2012 that the carrying amount of certain of our non-core oil and natural gas properties were not recoverable from future cash flows due to declining natural gas prices and, therefore, we recorded an impairment of $2.7 million for the three months ended March 31, 2012. These impairment charges reduced the fields’ carrying value to an estimated fair value of $0.9 million. No impairments were recorded for the three months ended June 30, 2012 or September 30, 2012.

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

Transportation Obligation—We entered into a gas gathering agreement with an independent service provider, effective July 27, 2010. The agreement is scheduled to remain in effect for a period of ten years and requires the service provider to construct pipelines and facilities to connect our wells to the service provider’s gathering system in our Eagle Ford Shale area of South Texas. In

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation for the services, we agreed to pay the service provider 110 percent of the total capital cost incurred by the service provider to construct new pipelines and facilities. The service provider bills us for 20 percent of the accumulated unpaid capital costs annually.

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

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At each of September 30, 2012 and December 31, 2011, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the nine months ended September 30, 2012, is as follows (in thousands):

Beginning balance	$17,425
Liabilities incurred	533
Liabilities settled	(767)
Accretion expense	855
Dispositions	(1,979)

Ending balance	16,067

Current liability	260
Long term liability	$15,807

NOTE 3—Debt

Debt consisted of the following balances as of the dates indicated (in thousands):

	September 30, 2012			December 31, 2011
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$99,000	$99,000	$99,000	$102,500	$102,500	$102,500
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	218,500	195,524	205,456	218,500	188,197	201,785
8.875% Senior Notes due 2019	275,000	275,000	265,375	275,000	275,000	243,898

Total debt	$592,929	$569,953	$570,260	$596,429	$566,126	$548,612

(1)	The carrying amount for the Senior Credit Facility represents fair value because the variable interest rates are reflective of current market conditions and the carrying amount of the 3.25% Convertible Senior Notes due 2026 represents fair value because the last transacted activity was at par; otherwise, fair value was obtained by direct market quotes within Level 1 of the fair value hierarchy.
(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was $23.0 million and $30.3 million as of September 30, 2012 and December 31, 2011, respectively.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	1,561	3.5%	1,043	— *	4,057	3.6%	2,754	— *
3.25% Convertible Senior Notes due 2026	3	3.2%	546	8.7%	10	3.2%	3,942	9.1%
5.0% Convertible Senior Notes due 2029	5,423	10.9%	5,175	11.1%	16,269	11.2%	15,525	11.4%
8.875% Senior Notes due 2019	6,327	9.0%	6,257	9.1%	18,981	9.1%	14,585	9.2%

*	An Effective Interest Rate Calculation is not meaningful for the three and nine months ended September 30, 2011 since there were only minimal average amounts borrowed under the Senior Credit Facility during the period.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Credit Facility

On May 5, 2009, we entered into a Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) that replaced our previous facility. Total lender commitments under the Senior Credit Facility are $600 million. The Senior Credit Facility matures on July 1, 2014 subject to automatic extension to February 25, 2016, if we prepay or escrow proceeds sufficient to prepay our $218.5 million 5% Convertible Senior Notes due 2029 (the “2029 Notes”). Borrowings under the Senior Credit Facility are limited to, and subject to, periodic redeterminations of the borrowing base, which was $206.4 million as of September 30, 2012. In connection with the October 1, 2012 redetermination, the borrowing base was increased to $210 million. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on each April 1 and October 1. Interest on borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 1.00% to 1.75%, or LIBOR plus 2.00% to 2.75%, in each case depending on borrowing base utilization. As of September 30, 2012, we had $99.0 million outstanding under the Senior Credit Facility. Substantially all our assets are pledged as collateral to secure our obligations under the Senior Credit Facility.

The terms of the Senior Credit Facility require us to comply with certain covenants. Capitalized terms used here, but not defined, have the meanings assigned to them in the Senior Credit Facility. The primary financial covenants include:

•	Current Ratio of 1.0/1.0;

•	Ratio of EBITDAX to cash Interest Expense of not less than 2.5/1.0 for the trailing four quarters; and

•	Total Debt no greater than 4.0 times EBITDAX for the trailing four quarters.

As used in connection with the Senior Credit Facility, Current Ratio is consolidated current assets (including current availability under the Senior Credit Facility, but excluding non-cash assets related to our derivatives) to consolidated current liabilities (excluding non-cash liabilities related to our derivatives, accrued capital expenditures and current maturities under the Senior Credit Facility).

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

We were in compliance with all the financial covenants of the Senior Credit Facility as of September 30, 2012.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.25% Convertible Senior Notes Due 2026

During the year ended December 31, 2011, we repurchased $174.6 million of our 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”) using a portion of the net proceeds from the issuance of our 2019 Notes. At September 30, 2012, $0.4 million of the 2026 Notes remained outstanding. Holders may present to us for redemption the remaining outstanding 2026 Notes on December 1, 2016 and December 1, 2021. Upon conversion, we have the option to deliver shares at the applicable conversion rate, redeem in cash or in certain circumstances redeem in a combination of cash and shares.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—Net Income (Loss) Per Common Share

Net income (loss) applicable to common stock was used as the numerator in computing basic and diluted income (loss) per common share for the three and nine months ended September 30, 2012 and 2011. The following table sets forth information related to the computations of basic and diluted income (loss) per share (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands, except per share data)
Basic income (loss) per share:
Income (loss) applicable to common stock	$10,894	$12,121	$(13,061)	$(13,989)
Weighted average shares of common stock outstanding	36,391	36,125	36,365	36,104

Basic income (loss) per share	$0.30	$0.34	$(0.36)	$(0.39)

Diluted income (loss) per share:
Income (loss) applicable to common stock	$10,894	$12,121	$(13,061)	$(13,989)
Dividends on convertible preferred stock (1)	—	—	—	—
Interest and amortization of loan cost on senior convertible notes, net of tax (2)	2	—	—	—

	$10,896	$12,121	$(13,061)	$(13,989)

Weighted average shares of common stock outstanding	36,391	36,125	36,365	36,104
Assumed conversion of convertible preferred stock (1)	—	—	—	—
Assumed conversion of convertible senior notes (2)	7	—	—	—
Stock options and restricted stock (3)	221	172	—	—

Weighted average diluted shares outstanding	36,619	36,297	36,365	36,104

Diluted income (loss) per share	$0.30	$0.33	$(0.36)	$(0.39)

(1) Common shares issuable upon assumed conversion of convertible preferred stock were not presented as they would have been anti-dilutive.	3,587,850	3,587,850	3,587,850	3,587,850
(2) Common shares issuable upon assumed conversion of the 2026 Notes were not presented for three and nine months ended September 30, 2011 and the nine months ended September 30, 2012 as they would have been anti-dilutive. Common shares issuable upon assumed conversion of the 2029 Notes were not presented for any period as they would have been anti-dilutive.	6,304,468	6,689,783	6,310,974	7,234,357
(3) Common shares issuable on assumed conversion of restricted stock and employee stock option were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	—	—	206,457	176,026

NOTE 5—Income Taxes

We recorded no income tax expense or benefit for the three and nine months ended September 30, 2012. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed, and, as a result, we continue to maintain a full valuation allowance for our net deferred assets as of September 30, 2012.

As of September 30, 2012, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2011.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—Stockholders’ Equity

Restricted Stock

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Restricted shares vested	4,933	9,572
Weighted average grant date value per share	$19.01	$20.53

Stock Options

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Options exercised	—	4,000
Weighted average exercise price	—	$4.11

NOTE 7—Derivative Activities

We use commodity and financial derivative contracts to manage our exposure to fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All gains and losses both realized and unrealized from our derivative contracts have been recognized in other income (expense) on our Consolidated Statements of Operations.

The following table summarizes the realized and unrealized gains and losses we recognized on our oil and natural gas derivatives for the three and nine month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
Oil and Natural Gas Derivatives (in thousands)	2012	2011	2012	2011
Realized gain on oil and natural gas derivatives	$18,806	$8,290	$56,027	$21,402
Unrealized gain (loss) on oil and natural gas derivatives	(24,943)	18,163	(28,696)	5,995

Total gain (loss) on oil and natural gas derivatives	$(6,137)	$26,453	$27,331	$27,397

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our strategy, which is administered by the Hedging Committee of our Board of Directors, and reviewed periodically by the entire Board of Directors, has been to generally hedge between 30% and 70% of our estimated total production for the period the derivatives are in effect. As of September 30, 2012, the commodity derivatives we used were in the form of:

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due to seasonality of demand and other factors beyond our control. Domestic crude oil and natural gas prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. As of September 30, 2012, our open forward positions on our outstanding commodity derivative contracts, all of which were with BNP Paribas, Bank of Montreal, Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Merrill Lynch Commodities, Inc., were as follows:

Contract Type	Daily Volume	Total Volume	Average Floor/Cap	Fair Value at September 30, 2012 (in thousands)
Natural gas collars (MMBtu)
2012	40,000	3,680,000	$6.00-$7.09	$9,963

			Fixed Price
Natural gas swaps (MMBtu)
2012	20,000	1,840,000	$5.35	3,788
Natural gas swaptions (MMBtu)
2013	20,000	7,300,000	$5.35
2014	20,000	7,300,000	$5.35	(1,181)
Oil swaps (BBL)
2012	3,500	322,000	$92.50-$104.25
2013	1,500	547,500	$92.50-$103.15
2013 (1)	500	15,500	$101.50	4,304
Oil swaptions (BBL)
2013	2,500	912,500	$97.30-$112.00
2014	1,500	547,500	$97.30-$101.00	(6,504)

			Total	$10,370

(1)	Swap is only for the month of January.

During the third quarter of 2012, we entered into the following new derivative contracts.

Contract Type	Daily Volume	Strike Price	Contract Start Date	Contract Termination
Oil swap (BBL)	500	$92.50	August 1, 2012	December 31, 2013
Oil swap (BBL)	500	$95.85	January 1, 2013	December 31, 2013

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of September 30, 2012 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1 “Description of Business and Significant Accounting Policies Fair Value Measurement” for our discussion for inputs used and valuation techniques for determining fair values.

	September 30, 2012 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$16,404	$—	$16,404
Non-current Assets Commodity Derivatives	—	562	—	562
Current Liabilities Commodity Derivatives	—	(821)	—	(821)
Non-current Liabilities Commodity Derivatives	—	(5,775)	—	(5,775)

Total	$—	$10,370	$—	$10,370

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—Commitments and Contingencies

As of September 30, 2012, we do not have any changes in material commitments and contingencies, including outstanding and pending litigation.

NOTE 9—Acquisitions and Divestures

Acquisitions

In the nine months ended September 30, 2012, we acquired rights to an aggregate of an additional 57,200 gross (53,900 net) acres in undeveloped leases in the Tuscaloosa Marine Shale for a total of $18.1 million.

Divestures

On September 28, 2012, we sold our interest in certain non-core properties in the South Henderson field located in East Texas for $95 million, realizing a gain on the sale of assets of $44.2 million. The sale was effective on July 1, 2012.

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

Our revenues and operating cash flow depend on the successful development of our inventory of drilling locations, the volume and timing of our production, as well as commodity prices for oil and natural gas. Such pricing factors are largely beyond our control, but we employ commodity hedging techniques in an attempt to minimize the volatility of short term commodity price fluctuations on our earnings and operating cash flow.

Business Strategy

Our business strategy is to provide long-term growth in reserves and cash flow on a cost-effective basis. We focus on adding reserve value through the development of our Eagle Ford Shale Trend, Tuscaloosa Marine Shale, Haynesville Shale and Cotton Valley Taylor Sands acreage. We regularly evaluate possible acquisitions of prospective acreage and oil and natural gas drilling opportunities.

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

•

Increase our oil production. During the past year, we have concentrated on increasing our crude oil production and reserves by investing and drilling in the Eagle Ford Shale Trend and Tuscaloosa Marine Shale. We intend to take advantage of the current favorable sales price of oil compared to the relative sales price of natural gas. We increased our oil production as a percentage of total production from 11% and 8% for the three and nine months ended September 30, 2011, respectively to 23% and 19% for the three and nine months September 30, 2012, respectively.

•

Expand acreage position in shale plays. As of September 30, 2012, we have acquired approximately 134,200 net acres in the Tuscaloosa Marine Shale in Southeastern Louisiana and Southwestern Mississippi. We continue to concentrate our efforts in areas where we can apply our technical expertise and where we have significant operational control or experience. To leverage our extensive regional knowledge base, we seek to acquire leasehold acreage with significant drilling potential in areas that exhibit characteristics similar to our existing properties. We continually strive to rationalize our portfolio of properties by selling marginal non-core properties in an effort to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.

•

Focus on maximizing cash flow margins. We intend to maximize operating cash flow by focusing on higher-margin oil development in the Eagle Ford Shale Trend and the Tuscaloosa Marine Shale. In the current commodity price environment, our Eagle Ford Shale Trend and Tuscaloosa Marine Shale assets offer more attractive rates of return on capital invested and cash flow margins than our natural gas assets.

•

Maintain financial flexibility. As of September 30, 2012, we had a borrowing base of $206.4 million under our $600 million Senior Credit Facility, of which $99.0 million was outstanding. In connection with the October 1, 2012 redetermination, the borrowing base was increased to $210 million. We have historically funded growth through operating cash flow, debt, equity and equity-linked security issuances, divestments of non-core assets and entering into strategic joint ventures. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including fixed price swaps, swaptions and costless collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy.

Primary Operating Areas

Eagle Ford Shale Trend

During the first nine months of 2012, we continued drilling operations on our acreage in the Eagle Ford Shale Trend. We entered the Eagle Ford Shale Trend in April 2010. Our leasehold position is located in both La Salle and Frio Counties, Texas. We hold approximately 53,500 gross (38,200 net) acres as of September 30, 2012, all of which are either producing from or prospective for the Eagle Ford Shale. During the first nine months of 2012, we conducted drilling operations on approximately 27 gross (17 net) Eagle Ford Shale Trend wells. In the last quarter of 2012, we plan to conduct drilling operations on 12 gross (eight net) wells in the Eagle Ford Shale Trend. During the first nine months of 2012, we spent approximately $135.8 million on drilling and completion, leasehold and infrastructure capital expenditures in the Eagle Ford Shale Trend.

Tuscaloosa Marine Shale

We hold approximately 159,000 gross (134,200 net) acres in the Tuscaloosa Marine Shale as of September 30, 2012. Our acreage is located in East Feliciana, West Feliciana, St. Helena, Concordia and Washington Parishes in Southeastern Louisiana and Wilkinson, Pike and Amite Counties in Southwestern Mississippi. Since December 31, 2011, we have added approximately 57,200 gross (53,900 net) acres in the trend. During the first nine months of 2012, we conducted drilling operations on approximately four gross (one net) Tuscaloosa Marine Shale wells. In the last quarter of 2012, we plan to conduct drilling operation on four gross (two net) Tuscaloosa Marine Shale wells. During the first nine months of 2012, we spent approximately $32.5 million in the Tuscaloosa Marine Shale Trend, which included $18.1 million for leasehold costs.

Haynesville Shale Trend

Our relatively low risk development drilling program in this trend is primarily centered in Rusk, Panola, Angelina and Nacogdoches counties, Texas and DeSoto and Caddo Parishes, Louisiana. We hold approximately 126,700 gross (81,900 net) acres as of September 30, 2012 producing from and prospective for the Haynesville Shale. Our net production volumes from our Haynesville Shale wells aggregated approximately 39,000 Mcfe per day in the third quarter of 2012, or approximately 46% of our total production for the quarter. In early 2012, we reduced our capital spending budget in the Haynesville Shale Trend to approximately $27.5 million due to low natural gas prices and we currently have minimal to no capital dollars budgeted for the last quarter of 2012. During the first nine months of 2012, we conducted drilling operations on approximately six gross (three net) Haynesville Shale Trend wells, which included four gross (two net) non-operated wells that were drilled in 2011 but were cased in early 2012. As of September 30, 2012, we had approximately 13 gross (six net) Haynesville Shale Trend wells drilled and waiting on completion.

Core Haynesville Shale

Our core Haynesville Shale drilling program is primarily concentrated in the Bethany-Longstreet and Greenwood-Waskom fields in Caddo and DeSoto Parishes in Northwest Louisiana. Our core Haynesville Shale drilling activity includes both operated and non-operated drilling in and around our core acreage positions in Northwest Louisiana. We held approximately 66,800 gross (43,900 net) acres as of September 30, 2012. Our net production volumes from our core Haynesville Shale wells totaled approximately 31,400 Mcfe per day in the third quarter of 2012, or approximately 37% of our total production for the quarter. For the remainder of 2012, we have minimal to no capital dollars budgeted for Core Haynesville Shale drilling and completion activity.

Shelby Trough / Angelina River Trend

We operate all of our drilling activities in this area, which is primarily located in Nacogdoches, Angelina and Shelby counties, Texas. The Company currently holds approximately 41,400 gross (30,300 net) acres as of September 30, 2012. Our net production volumes from the Shelby Trough wells totaled approximately 4,100 Mcfe per day in the third quarter of 2012, or approximately 5% of our total production for the quarter. During the first nine months of 2012, we conducted drilling operations on one 100% owned Angelina River Trend well, and we have currently deferred completion activity on that well until 2013. For the remainder of 2012, we have minimal to no capital dollars budgeted for Angelina River Trend drilling and completion activity.

Overview of Third Quarter 2012 Results

Third Quarter 2012 financial and operating results included:

•	Our oil and condensate production for the third quarter of 2012 increased to 23% of our total production compared to 11% of our total production in the third quarter of 2011.

•	Our oil revenue for the third quarter of 2012 increased to 63% of our total oil and natural gas revenue compared to 31% of our oil and natural gas revenue in the third quarter of 2011.

•

We conducted drilling operations on 13 gross (eight net) wells in the third quarter of 2012, including ten gross (seven net) Eagle Ford Shale Trend wells in South Texas and three gross (one net) in the Tuscaloosa Marine Shale Trend. We added six gross (four net) wells to production in the third quarter of 2012, all of which were in the Eagle Ford Shale Trend. As of September 30, 2012, we had 18 gross (nine net) wells drilled and waiting on completion mostly comprised of 13 gross (six net) Haynesville Shale Trend wells.

•	We produced our first non-operated well and completed drilling operations on our first operated well in the Tuscaloosa Marine Shale.

•	We purchased an additional 1,800 net acres in the Tuscaloosa Marine Shale resulting in a net acreage position of 134,200 net acres.

•

We sold our interest in certain non-core properties in the South Henderson field in East Texas for $95 million and used the net proceeds to pay down borrowings outstanding under our credit facility, which improved our liquidity position.

Results of Operations

For the three months ended September 30, 2012, we reported net income applicable to common stock of $10.9 million, or $0.30 per basic and diluted share, on total revenue of $46.0 million as compared to net income applicable to common stock of $12.1 million, or $0.34 per basic share and $0.33 per diluted share, on total revenue of $55.5 million for the three months ended September 30, 2011. The decrease in natural gas production volumes in the three months ended September 30, 2012 compared to the same period in 2011 reduced oil and natural gas revenue by $17.3 million, while the increase in average realized sales price benefited oil and natural gas revenues in the three months ended September 30, 2012 by approximately $7.7 million. We recorded a $6.1 million loss on derivatives not designated as hedges in the three months ended September 30, 2012, compared to a $26.5 million gain on derivatives not designated as hedges for the three months ended September 30, 2011.

For the nine months ended September 30, 2012, we reported net loss applicable to common stock of $13.1 million, or $0.36 per basic and diluted share, on total revenue of $132.6 million as compared to net loss applicable to common stock of $14.0 million, or $0.39 per basic and diluted share, on total revenue of $149.6 million for the nine months ended September 30, 2011. The decrease in natural gas production volumes in the nine months ended September 30, 2012 compared to the same period in 2011 reduced oil and natural gas revenue by $28.1 million, while the increase in average realized sales price benefited oil and natural gas revenues in the nine months ended September 30, 2012 by approximately $12.0 million. We recorded a $27.3 million gain on derivatives not designated as hedges in the nine months ended September 30, 2012, compared to a $27.4 million gain on derivatives not designated as hedges for the nine months ended September 30, 2011.

The following table reflects our summary operating information for the periods presented (in thousands except for price and volume data).

(In thousands, except for price data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Variance		2012	2011	Variance
Revenues:
Natural gas	$17,168	$38,381	$(21,213)	(55%)	$55,791	$111,371	$(55,580)	(50%)
Oil and condensate	28,799	17,156	11,643	68%	76,964	37,518	39,446	105%
Natural gas, oil and condensate	45,967	55,537	(9,570)	(17%)	132,755	148,889	(16,134)	(11%)
Operating revenues	45,960	55,542	(9,582)	(17%)	132,614	149,644	(17,030)	(11%)
Operating expenses	14,106	55,366	(41,260)	(75%)	129,158	149,785	(20,627)	(14%)
Operating income (loss)	31,854	176	31,678	NM	3,456	(141)	3,597	NM
Net income (loss) applicable to common stock	10,894	12,121	(1,227)	(10%)	(13,061)	(13,989)	928	7%
Net Production:
Natural gas (MMcf)	5,991	9,468	(3,477)	(37%)	20,215	27,562	(7,347)	(27%)
Oil and condensate (MBbls)	296	204	92	45%	766	418	348	83%
Total (Mmcfe)	7,764	10,690	(2,926)	(27%)	24,811	30,073	(5,262)	(17%)
Average daily production (Mcfe/d)	84,396	116,200	(31,804)	(27%)	90,553	110,157	(19,604)	(18%)
Average realized sales price per unit:
Natural gas (per Mcf)	$2.87	$4.05	$(1.18)	(29%)	$2.76	$4.04	$(1.28)	(32%)
Oil and condensate (per Bbl)	97.43	84.18	13.25	16%	100.46	89.65	10.81	12%
Average realized price (per Mcfe)	5.92	5.20	0.72	14%	5.35	4.95	0.40	8%

NM – Not meaningful

Oil and Natural Gas Revenue

Revenues from operations decreased for the three months ended September 30, 2012 compared to the same period in 2011 as a result of a 27% decrease in daily production, partially offset by a 14% net increase in average realized sales price. The production decrease in the three month period ended September 30, 2012 compared to the same period in 2011 was primarily caused by a natural decline in natural gas production and not drilling natural gas wells. In response to depressed natural gas prices, we continue to focus our resources on increasing oil production, which we are currently able to sell at a more favorable relative price. For the three months ended September 30, 2012, 63% of our oil and natural gas revenue was attributable to oil revenue compared to 31% for the three months ended September 30, 2011.

Revenues from operations decreased for the nine months ended September 30, 2012 compared to the same period in 2011 as a result of a 18% decrease in daily production, partially offset by an 8% net increase in average realized sales price. The production decrease in the nine month period ended September 30, 2012 compared to the same period in 2011 was primarily caused by a natural decline in natural gas production. For the nine months ended September 30, 2012, 58% of our oil and natural gas revenue was attributable to oil revenue versus 25% for the nine months ended September 30, 2011.

For the three months ended September 30, 2012, our average realized price for natural gas was $2.87 per Mcf, excluding the effect of the realized gains on our natural gas derivatives. For the same period in 2011, our average realized price for natural gas was $4.05 per Mcf, excluding the realized gains on our natural gas derivatives. For the three months ended September 30, 2012, our average realized price for natural gas was $5.60 per Mcf, including the effect of the realized gains on our natural gas derivatives. For the same period in 2011, our average realized price for natural gas was $4.76 per Mcf, including the effect of the realized gains on our natural gas derivatives.

For the nine months ended September 30, 2012, our average realized price for natural gas was $2.76 per Mcf, excluding the effect of the realized gains on our natural gas derivatives. For the same period in 2011, our average realized price for natural gas was $4.04 per Mcf, excluding the realized gains on our natural gas derivatives. For the nine months ended September 30, 2012, our average realized price for natural gas was $5.34 per Mcf, including the effect of the realized gains on our natural gas derivatives. For the same period in 2011, our average realized price for natural gas was $4.74 per Mcf, including the effect of the realized gains on our natural gas derivatives.

For the three months ended September 30, 2012, our average realized price for oil was $97.43 per Bbl, excluding the effect of the realized gains on our oil derivatives. For the same period in 2011, our average realized price for oil was $84.18 per Bbl, excluding the effect of the realized losses on our oil derivatives. For the three months ended September 30, 2012, our average realized price for oil including the effect of realized gains on our oil derivatives was $105.63 per Bbl. For the same period in 2011, our average realized price for oil was $92.19 per Bbl, including the effect of the realized losses on our oil derivatives.

For the nine months ended September 30, 2012, our average realized price for oil was $100.46 per Bbl, excluding the effect of the realized gains on our oil derivatives. For the same period in 2011, our average realized price for oil was $89.65 per Bbl, excluding the effect of the realized gains on our oil derivatives. For the nine months ended September 30, 2012, our average realized price for oil including the effect of the realized gains on our oil derivatives was $105.63 per Bbl. For the same period in 2011, our average realized price for oil was $94.51 per Bbl, including the effect of the realized gains on our oil derivatives.

The difference between our average realized prices inclusive of the effect of the realized gains and losses on our oil and natural gas derivatives in the three and nine months ended September 30, 2012 and 2011 periods relates to our new natural gas and oil swap contracts. As of September 30, 2012, we have 60,000 MMBtu per day hedged at an average floor price of $5.78 per MMBtu, and as of September 30, 2011, we had 40,000 MMBtu per day hedged at an average floor price of $6.00 per MMbtu. As of September 30, 2012, we have 3,500 Bbls per day hedged at an average fixed price of $100.12 per Bbl and as of September 30, 2011, we had 1,500 Bbls per day hedged at an average fixed price of $102.10 per Bbl.

Operating Expenses

Operating expenses decreased $41.3 million, or 75%, to $14.1 million in three months ended September 30, 2012 from $55.4 million in the same period in 2011. This decrease was caused by the gain on the sale of assets offset by an increased lease operating expenses, transportation and processing, exploration expense and general and administrative expense.

Operating expenses decreased $20.6 million, or 14%, to $129.2 million in nine months ended September 30, 2012 from $149.8 million in the same period in 2011. This decrease was caused by the gain on the sale of assets offset by an increased lease operating expenses, transportation and processing and depreciation, depletion and amortization (“DD&A”) expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses (in thousands)	2012	2011	Variance		2012	2011	Variance
Lease operating expenses	$6,218	$5,447	$771	14%	$21,267	$15,565	$5,702	37%
Production and other taxes	1,672	1,599	73	5%	5,752	4,194	1,558	37%
Transportation and processing	3,410	2,795	615	22%	11,060	7,482	3,578	48%
Exploration	2,523	1,638	885	54%	6,755	6,379	376	6%

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses per Mcfe	2012	2011	Variance		2012	2011	Variance
Lease operating expenses	$0.80	$0.51	$0.29	57%	$0.86	$0.52	$0.34	65%
Production and other taxes	0.22	0.15	0.07	47%	0.23	0.14	0.09	64%
Transportation and processing	0.44	0.26	0.18	69%	0.45	0.25	0.20	80%
Exploration	0.32	0.15	0.17	113%	0.27	0.21	0.06	29%

Lease Operating Expense

Lease operating expense (“LOE”) during the current three month period included an expense of $0.4 million in workover costs which added $0.05 per Mcfe to unit expense. Our LOE is trending higher as we add more oil wells which carry higher operating costs than natural gas wells. Oil contributed 23% to our production volumes in the third quarter 2012 compared to only 11% in third quarter 2011.

LOE during the current nine month period included an expense of $3.4 million in workover costs which added $0.14 per Mcfe to unit expense. Our LOE is trending higher as we add more oil wells to our well count which carry higher operating costs than natural gas wells. Oil contributed 19% to our production volumes in the first nine months of 2012 compared to only 8% in the first nine months of 2011.

Production and Other Taxes

Production and other taxes for the three months ended September 30, 2012 include production tax of $0.9 million and ad valorem tax of $0.8 million. Production tax for the current period is net of $0.8 million of tax credits attributed to Tight Gas Sands (“TGS”) credits for our natural gas wells in the State of Texas. During the comparable period in 2011, production and other taxes included production tax of $0.9 million and ad valorem tax of $0.7 million. Production tax for that comparable period was net of $0.3 million in TGS credits.

Production and other taxes for the nine months ended September 30, 2012 include production tax of $4.2 million and ad valorem tax of $1.6 million. Production tax for the current period is net of $1.3 million of tax credits attributed to TGS credits for our natural gas wells in the State of Texas. During the comparable period in 2011, production and other taxes included production tax of $2.2 million and ad valorem tax of $2.0 million. Production tax for that comparable period was net of $1.2 million in TGS credits.

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

Our Louisiana horizontal wells are eligible for a two year severance tax exemption from the date of first production or until payout of qualified costs, whichever comes first. Many of our exempt Louisiana wells are reaching the two year maturity and, as a result, we incurred higher production taxes compared to the first nine months of 2011.

Transportation and Processing Expense

Transportation and processing expense increased in the three and nine months ended September 30, 2012 compared to the same period in 2011, partially as a result of higher gathering costs related to our gas production from the Eagle Ford Shale Trend wells but more predominately related to the renegotiation of certain natural gas gathering and processing contracts. In return for paying higher gathering and processing fees we are receiving higher pricing due to the existence of natural gas liquids in our natural gas thereby increasing our revenues.

Exploration

The increase in exploration expense for the three months ended September 30, 2012 compared to the same period in 2011 was attributable to 2012 including $0.6 million for seismic costs and $0.1 million for delay rental expense.

The increase in exploration expense for the nine months ended September 30, 2012 compared to the same period in 2011 relates to $0.3 million of delay rental expense in 2012.

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses (in thousands)	2012	2011	Variance		2012	2011	Variance
Depreciation, depletion and amortization	$37,298	$37,348	$(50)	—	$104,138	$93,234	$10,904	12%
Impairment	—	142	(142)	(100%)	2,662	1,192	1,470	123%
General and administrative	7,142	6,251	891	14%	21,753	21,829	(76)	—
Gain on sale of assets	(44,157)	—	(44,157)	(100%)	(44,229)	(236)	(43,993)	NM
Other	—	146	(146)	(100%)	—	146	(146)	(100%)

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses per Mcfe	2012	2011	Variance		2012	2011	Variance
Depreciation, depletion and amortization	$4.80	$3.49	$1.31	38%	$4.20	$3.10	$1.10	35%
Impairment	—	0.01	(0.01)	(100%)	0.11	0.04	0.07	175%
General and administrative	0.92	0.58	0.34	59%	0.88	0.73	0.15	21%
Gain on sale of assets	(5.69)	—	(5.69)	(100%)	(1.78)	(0.01)	(1.77)	(177%)
Other	—	0.01	(0.01)	(100%)	—	—	—	—

NM – Not meaningful

Depreciation Depletion and Amortization (“DD&A”)

DD&A expense in the three months ended September 30, 2012 compared to the same period in 2011 was affected by an increase in oil production volumes and a greater percentage of our production volumes coming from operating areas with higher DD&A rates, such as our Eagle Ford Shale Trend oil properties. The average DD&A rate increased 38%, while our oil production increased 45% period to period.

DD&A expense in the nine months ended September 30, 2012 compared to the same period in 2011 was affected by an increase in oil production volumes and a greater percentage of our production volumes coming from operating areas with higher DD&A rates, such as our Eagle Ford Shale Trend oil properties. The average DD&A rate increased 35%, while our oil production increased 83% period to period.

Impairment

We recorded impairment expense of $2.7 million in the nine months ended September 30, 2012, the majority of which was related to our non-core fields due to declining natural gas prices. We recorded impairment expense of $1.2 million on two properties in the nine months ended September 30, 2011, the majority of which was related to an increase in asset retirement obligation for a field that is no longer producing. We did not record an impairment in the third quarter of 2012 compared to the $0.1 million impairment recorded in the third quarter of 2011 attributed to one field.

General and Administrative (“G&A”) Expense

G&A expense increased in the three months ended September 30, 2012 compared to the same period 2011. The increase reflects higher share-based compensation expense. Share-based compensation expense, which is a non-cash item, amounted to $1.7 million in 2012 compared to $1.3 million in 2011.

G&A expense decreased in the nine months ended September 30, 2012 compared to the same period 2011. The decrease reflects lower employee related cost due to lower average head count and higher overhead recovery from capital projects. Share based compensation expense, which is a non-cash item, amounted to $4.7 million in 2012 compared to $4.5 million in 2011.

Gain on Sale of Assets

We recorded a gain of $44.2 million in the three and nine month periods ended September 30, 2012 representing the sale our interest in certain non-core properties located in our South Henderson field in East Texas.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
Other income (expense) (in thousands):	2012	2011	2012	2011
Interest expense	$(13,314)	$(13,022)	$(39,316)	$(36,815)
Interest income and other	2	21	3	43
Gain (loss) on derivatives not designated as hedges	(6,137)	26,453	27,331	27,397
Gain on extinguishment of debt	—	4	—	62
Average funded borrowings adjusted for debt discount	669,782	574,125	640,225	517,916
Average funded borrowings	645,195	539,515	615,494	479,345

Interest Expense

The increase in interest expense for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily caused by our higher average level of outstanding debt in the three months ended September 30, 2012. The higher average level of debt resulted from borrowings on our Senior Credit Facility. Non-cash interest of $3.1 million is included in the $13.3 million interest expense reported for the three months ended September 30, 2012.

The increase in interest expense for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily caused by our higher average level of outstanding debt in the nine months ended September 30, 2012. The higher average level of debt resulted from increased borrowings under our Senior Credit Facility and the refinancing of almost all of the $175 million of our 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”) with proceeds from the offering of $275 million of our 8.875% Senior Notes due 2019 (the “2019 Notes”). Non-cash interest of $9.4 million is included in the $39.3 million interest expense reported for the nine months ended September 30, 2012.

Gain (Loss) on Derivatives Not Designated as Hedges

Loss on derivatives not designated as hedges for the three months ended September 30, 2012 includes a realized gain of $18.8 million offset by an unrealized loss of $24.9 million for the change in the fair value of our oil and natural gas derivative contracts. Loss on oil derivatives was $5.3 million for the three months ended September 30, 2012 consisting of a realized gain of $2.4 million offset an unrealized loss of $7.7 million reflecting the fall in oil futures prices for the period. Loss on natural gas derivatives for the three months ended September 30, 2012 was $0.8 million, consisting of a realized gain of $16.4 million offset by an unrealized loss of $17.2 million. The unrealized loss was the result of the roll off of settled contracts and natural gas futures price improvements.

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

Gain on derivatives not designated as hedges for the nine months ended September 30, 2012 includes a realized gain of $56.0 million, partially offset by an unrealized loss of $28.7 million for the change in the fair value of our oil and natural gas derivative contracts. Gain on oil derivatives was $15.8 million for the nine months ended September 30, 2012 consisting of a realized gain of $4.0 million and an unrealized gain of $11.8 million reflecting the fall in oil futures prices for the period. Gain on natural gas derivatives for the nine months ended September 30, 2012 was $11.5 million, consisting of a realized gain of $52.1 million offset by an unrealized loss of $40.6 million. The unrealized loss was the result of the roll off of settled contracts and natural gas futures price improvements.

Gain on derivatives not designated as hedges for the nine months ended September 30, 2011 consists of a realized gain of $21.4 million offset by an unrealized loss of $6.0 million for the change in fair value of our oil and natural gas derivative contracts. The average futures strip prices for oil and natural gas were lower in the current period compared to year end 2011, resulting in an unrealized gain in the current period.

We will continue to be exposed to volatility in earnings resulting from changes in the fair value of our commodity contracts as we do not designate these contracts as hedges.

Income Tax Benefit

We recorded no income tax benefit for the three and nine months ended September 30, 2012. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of September 30, 2012.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity during the first nine months of 2012 were cash on hand, cash flow from operating activities, borrowings under our Senior Credit Facility and proceeds from the sale of assets. We used cash primarily to fund our capital spending program, pay down debt, pay interest on outstanding debt, and pay preferred stock dividends. We expect to finance our estimated capital expenditures for the remainder of 2012 through a combination of cash from operating activities and borrowings under our Senior Credit Facility.

Our total 2012 capital expenditure budget is $250 million. We expect capital spending by area to be approximately 70% for Eagle Ford Shale Trend, 11% for Haynesville Shale Trend, 8% for the Tuscaloosa Marine Shale and 11% for leasehold and infrastructure.

We have in place a $600 million Senior Credit Facility, entered into with a syndicate of U.S. and international lenders. In accordance with the terms of our Senior Credit Facility, our borrowing base was reduced from $265 million to $206.4 million as a result of the sale of our South Henderson field in September 2012. As of September 30, 2012, we had a $206.4 million borrowing base with $99.0 million outstanding. In connection with the October 1, 2012 redetermination, the borrowing base was increased to $210 million. We were in compliance with existing covenants under the Senior Credit Facility at September 30, 2012.

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

We have supported our cash flows with oil and natural gas derivative contracts which covered approximately 85% of our oil and natural gas sales volumes for the first nine months of 2012. We have also supported our cash flows by entering into derivative positions currently covering approximately 80% of our projected oil and natural gas sales volumes for the remainder of 2012. See Note 7 - “Derivative Activities” in the Notes to Consolidated Financial Statements under Part 1 Item 1 of this Form 10-Q.

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Nine Months Ended September 30,
	2012	2011	Variance
Cash flow statement information:
Net cash:
Provided by operating activities	$97,573	$109,937	$(12,364)
Used in investing activities	(91,236)	(287,895)	196,659
Provided by (used in) financing activities	(8,114)	163,611	(171,725)

Decrease in cash and cash equivalents	$(1,777)	$(14,347)	$12,570

Operating activities. Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash provided by operating activities for the nine months ended September 30, 2012 totaled $97.6 million down $12.4 million from the nine months end September 30, 2011. The decrease reflects lower oil and natural gas revenues, higher operating expenses and changes in working capital offset by realized cash settlements on our derivative contracts.

Investing activities. Net cash used in investing activities was $91.2 million for the nine months ended September 30, 2012, compared to $287.9 million for 2011. While we booked capital expenditures of approximately $194.1 million in the nine months ended September 30, 2012, we paid out cash amounts totaling $184.9 million in the nine months ended September 30, 2012, with the difference being attributed to $30.3 million in drilling and completion costs accrued at September 30, 2012 and non-cash asset retirement obligation additions of $0.5 million, partially offset by $22.3 million in drilling and completion cost accrued at December 31, 2011 and paid in the nine months ended September 30, 2012. Offsetting our capital expenditures was the receipt of $93.7 million in net proceeds, primarily from the sale of our South Henderson field in East Texas.

Financing activities. The net cash used in financing activities for nine months ended September 30, 2012 consisted primarily of proceeds from net payments under our Senior Credit Facility of $3.5 million, partially offset by preferred stock dividends of $4.5 million. We have $99.0 million borrowings outstanding under our Senior Credit Facility as of September 30, 2012. In the nine months ended September 30, 2011 net cash provided by financing activities consisted of proceeds from the issuance our 2019 Notes and borrowings under our Senior Credit Facility offset by the redemption of a majority of our 2026 Notes, cash restricted for the repurchase of convertible notes, financing cost on the issuance of 2019 Notes and preferred stock dividend.

Debt consisted of the following balances as of the dates indicated (in thousands):

	September 30, 2012			December 31, 2011
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$99,000	$99,000	$99,000	$102,500	$102,500	$102,500
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	218,500	195,524	205.456	218,500	188,197	201,785
8.875% Senior Notes due 2019	275,000	275,000	265,375	275,000	275,000	243,898

Total debt	$592,929	$569,953	$570,260	$596,429	$566,126	$548,612

(1)	The carrying amount for the Senior Credit Facility represents fair value because the variable interest rates are reflective of current market conditions and the carrying amount of the 3.25% Convertible Senior Notes due 2026 represents fair value because the last transacted activity was at par; otherwise, fair value was obtained by direct market quotes within Level 1 of the fair value hierarchy.
(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was $23.0 million and $30.3 million as of September 30, 2012 and December 31, 2011 respectively.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	1,561	3.5%	1,043	— *	4,057	3.6%	2,754	— *
3.25% Convertible Senior Notes due 2026	3	3.2%	546	8.7%	10	3.2%	3,942	9.1%
5.0% Convertible Senior Notes due 2029	5,423	10.9%	5,175	11.1%	16,269	11.2%	15,525	11.4%
8.875% Senior Notes due 2019	6,327	9.0%	6,257	9.1%	18,981	9.1%	14,585	9.2%

*	An Effective Interest Rate Calculation is not meaningful for the three and nine months ended September 30, 2011 since there were only minimal average amounts borrowed under the Senior Credit Facility during the period.

For additional information on our financing activities, see Note 3 – “Debt” in the Notes to Consolidated Financial Statements under Part 1 Item I of this Form 10-Q.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2011, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the nine months ended September 30, 2012.

Item 3—Quantitative and Qualitative Disclosures about Market Risk 1

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

As of September 30, 2012, we have derivative instruments in place for 2012 of approximately 60,000 Mbtu per day (natural gas) and 3,500 Bbls per day (crude oil). At September 30, 2012, we have a net asset derivative position of $10.4 million related to these derivative instruments. Utilizing actual derivative contractual volumes a hypothetical 10% increase in oil and natural gas prices would have decreased the net derivative asset to a $3.9 million net liability, while a hypothetical 10% decrease in oil and natural gas prices would have increased the net derivative asset to $25.6 million. However, a gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of September 30, 2012, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

Item 6—Exhibits

†2.1	Purchase Agreement by and between Goodrich Petroleum, L.L.C. and Memorial Resource Development, L.L.C., dated September 18, 2012 (Incorporated by reference to exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 4, 2012).

*31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

†	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION
(Registrant)

Date: November 7, 2012	By:	/S/ WALTER G. GOODRICH
Walter G. Goodrich
Vice Chairman & Chief Executive Officer

Date: November 7, 2012	By:	/S/ JAN L. SCHOTT
Jan L. Schott
Senior Vice President & Chief Financial Officer

GOODRICH PETROLEUM CORPORATION LIST OF EXHIBITS TO FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2012

†2.1	Purchase Agreement by and between Goodrich Petroleum, L.L.C. and Memorial Resource Development, L.L.C., dated September 18, 2012 (Incorporated by reference to exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 4, 2012).

*31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

†	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.
*	Filed herewith
**	Furnished herewith