Form 10-K
period 2012-12-31
GOODRICH PETROLEUM CORP
filed 2013-02-22
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Small reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒

The aggregate market value of Common Stock, par value $0.20 per share (Common Stock), held by non-affiliates (based upon the closing sales price on the New York Stock Exchange on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $359.7 million. The number of shares of the registrant’s common stock outstanding as of February 18, 2013 was 36,759,232.

Documents Incorporated By Reference:

Portions of Goodrich Petroleum Corporation’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, are incorporated by reference in Part III of this Form 10-K.

GOODRICH PETROLEUM CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

December 31, 2012

PART I

Items 1. and 2.    Business and Properties

General

Goodrich Petroleum Corporation, a Delaware corporation (together with its subsidiary, “we,” “our,” or “the Company”) formed in 1995, is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) South Texas, which includes the Eagle Ford Shale Trend, (ii) Northwest Louisiana and East Texas, which includes the Haynesville Shale and Cotton Valley Taylor Sand and (iii) Southwest Mississippi and Southeast Louisiana which includes the Tuscaloosa Marine Shale. In the current depressed natural gas price environment, we are concentrating the vast majority of our development efforts on existing leased acreage within formations that are prospective for oil. In addition, we continue to aggressively pursue the evaluation and acquisition of prospective acreage and oil and natural gas drilling opportunities outside of our existing leased acreage. We own working interests in 392 producing oil and natural gas wells located in 32 fields in eight states. At December 31, 2012, we had estimated proved reserves of approximately 333.1 Bcfe, comprised of 254.0 Bcf of natural gas, 5.1 MMBbls of natural gas liquids (NGLs) and 8.1 MMBbls of oil and condensate.

We operate as one segment as each of our operating areas have similar economic characteristics and each meet the criteria for aggregation as defined by accounting standards related to disclosures about segments of an enterprise.

Available Information

Our principal executive offices are located at 801 Louisiana Street, Suite 700, Houston, Texas 77002.

Our website address is http://www.goodrichpetroleum.com. We make available, free of charge through the Investor Relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our website. Information contained on our website is not part of this report.

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

Crude oil and other liquid hydrocarbons are converted into cubic feet of natural gas equivalent based on six Mcf of natural gas to one barrel of crude oil or other liquid hydrocarbons.

Development well is a well drilled within the proved area of an oil or natural gas field to the depth of a stratigraphic horizon known to be productive.

Dry hole is an exploratory, development or extension well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

Economically producible as it relates to a resource, means a resource that generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. The value of the products that generate revenue shall be determined at the terminal point of oil-and-natural gas producing activities.

Estimated ultimate recovery is the sum of reserves remaining as of a given date and cumulative production as of that date.

Exploratory well is a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well, a service well or a stratigraphic test well.

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

PV-10 is the pre-tax present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying the 12-month average price for the year and holding that price constant throughout the productive life of the reserves (except for consideration of price changes to the extent provided by contractual arrangements), and deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on current costs and assuming continuation of existing economic conditions). PV-10 is not a Generally Accepted Accounting Principles (“GAAP”) financial measure.

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

Oil and Natural Gas Operations and Properties

Overview.    As of December 31, 2012, nearly all of our proved oil and natural gas reserves were located in Louisiana, Texas and Mississippi. We spent substantially all of our 2012 capital expenditures of $250.7 million in these areas, with $173.5 million, or 69%, spent on the Eagle Ford Shale Trend, $48.7 million, or 19%, on the Tuscaloosa Marine Shale and $26.8 million, or 11%, spent on the Haynesville Shale Trend. Our total capital expenditures, including accrued costs for services performed during 2012, consist of $221.3 million for drilling and completion costs, $22.3 million for leasehold acquisitions, $5.7 million for facilities, infrastructure and equipment and $1.4 million for geological and geophysical costs.

The table below details our acreage positions, average working interest and producing wells as of December 31, 2012.

Field or Area	Acreage As of December 31, 2012		Average Working Interest	Producing Wells at December 31, 2012
	Gross	Net
Eagle Ford Shale Trend	53,515	38,582	72%	51
Cotton Valley Taylor Sand	43,185	38,339	93%	5
Haynesville Shale Trend	122,555	78,860	46%	78
Tuscaloosa Marine Shale	158,214	134,244	84%	2
Other	32,029	6,831	39%	256

Eagle Ford Shale Trend

As of December 31, 2012, we have acquired or farmed-in leases totaling approximately 53,500 gross (38,600 net) lease acres. In 2010 we began development and production activity in the Eagle Ford Shale and Buda Lime formations (“Eagle Ford Shale Trend”) in La Salle and Frio Counties located in South Texas. During 2012, we drilled 33 gross (22 net) oil wells.

Tuscaloosa Marine Shale

As of December 31, 2012, we have acquired approximately 158,200 gross (134,200 net) lease acres in the Tuscaloosa Marine Shale Trend, an emerging oil shale play in East Feliciana, West Feliciana, St. Helena, Concordia and Washington parishes in Southeast Louisiana and Wilkinson, Pike and Amite Counties in Southwest Mississippi. During 2012, we conducted drilling operations on six gross (two net) and added to production two gross (0.5 net) Tuscaloosa Marine Shale wells. One gross (0.8 net) drilling well resulted in a mechanical failure in which operations have been suspended.

Haynesville Shale Trend

As of December 31, 2012, we have acquired or farmed-in leases totaling approximately 122,600 gross (78,900 net) acres in the Haynesville Shale. During 2012, we drilled and completed six gross (three net) successful Haynesville Shale wells. Our Haynesville Shale drilling activities are located in five primary leasehold areas in East Texas and Northwest Louisiana.

In December 2010, we sold a significant amount of our shallow rights in fields in East Texas and Northwest Louisiana, but retained ownership of all the deep rights including the Haynesville and Bossier Shale formations. The sale resulted in net proceeds of $64.9 million, after normal closing adjustments.

Cotton Valley Taylor Sand

As of December 31, 2012, we have acquired or farmed-in leases totaling approximately 43,200 gross (38,300 net) lease acres in the Cotton Valley Taylor Sand Trend. During 2012, we drilled and completed one gross (0.5 net) well, with a 100% success rate.

Other

As of December 31, 2012, we maintained ownership interests in acreage and/or wells in several additional fields including: the Midway field in San Patricio County, Texas and the Garfield Unit in Kalkaska County, Michigan.

On September 28, 2012, we closed the sale of certain non-core natural gas properties in the South Henderson field in the Cotton Valley Taylor Sand Trend to Memorial Resource Development, L.L.C. The total consideration paid for these assets was $95 million and we recognized a gain on the sale of assets of $44.0 million. The sale was effective as of July 1, 2012.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information on our recent operations and plans for 2013 in the Haynesville Shale, Eagle Ford Shale and Tuscaloosa Marine Shale Trends.

Oil and Natural Gas Reserves

The following tables set forth summary information with respect to our proved reserves as of December 31, 2012 and 2011, as estimated by Netherland, Sewell & Associates, Inc. (“NSAI”), our independent reserve engineers. A copy of their summary reserve report for 2012 is included as an exhibit to this Annual Report on Form 10-K. For additional information see Supplemental Information “Oil and Natural Gas Producing Activities (Unaudited)” to our consolidated financial statements in Part II Item 8 of this Annual Report on Form 10-K.

	Proved Reserves at December 31, 2012
	Developed Producing	Developed Non-Producing	Undeveloped	Total
	(dollars in thousands)
Net Proved Reserves:
Oil (MBbls) (1)	3,549	1,058	3,453	8,060
NGL (MBbls) (5) (6)	1,674	166	3,289	5,129
Natural Gas (Mmcf)	100,949	18,722	134,310	253,981
Natural Gas Equivalent (Mmcfe) (2)	132,284	26,068	174,764	333,116

Estimated Future Net Cash Flows				$675,529

PV-10 (3)				$359,094
Discounted Future Income Taxes				(1,645)

Standardized Measure of Discounted Net Cash Flows (3)				$357,449

	Proved Reserves at December 31, 2011
	Developed Producing	Developed Non-Producing	Undeveloped	Total
	(dollars in thousands)
Net Proved Reserves:
Oil (MBbls) (1)	2,329	222	3,151	5,702
NGL (MBbls) (4) (6)	3,854	127	3,833	7,814
Natural Gas (Mmcf) (4)	152,066	17,277	239,364	408,707
Natural Gas Equivalent (Mmcfe) (2)	189,161	19,377	281,267	489,805

Estimated Future Net Cash Flows				$1,049,967

PV-10 (3)				$452,009
Discounted Future Income Taxes				(4,039)

Standardized Measure of Discounted Net Cash Flows (3)				$447,970

(1)	Includes condensate.
(2)	Based on ratio of six Mcf of natural gas per Bbl of oil and per Bbl of NGLs.
(3)	PV-10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves before income tax, discounted at 10%. PV-10 of our total year-end proved reserves is considered a non-GAAP financial measure as defined by the SEC. We believe that the presentation of the PV-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. We further believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. Our standardized measure of discounted future net cash flows of proved reserves, or standardized measure, as of December 31, 2012 was $357.4 million. See the reconciliation of our PV-10 to the standardized measure of discounted future net cash flows in the table above.
(4)	Reserves were recast for 2011 to break out NGLs from our natural gas in our Eagle Ford Shale Trend, West Brachfield, South Henderson, Minden and Beckville fields.

(5)	NGL reserves for 2012 include our Eagle Ford Shale Trend, West Brachfield, Minden and Beckville fields but not South Henderson as it was sold in September 2012.
(6)	Our production and sales volumes are accounted for and disclosed based on the wet gas stream at the point of sale. We report no NGL production, as NGLs are processed after the point of sale. However, we share and receive the pricing benefit of the revenue stream of the gas through the processing. We believe that presenting NGLs separately from natural gas and oil in our reserve report provides more information for our investors. The presentation of NGLs as a separate commodity more accurately presents to investors our economic interest in those NGLs separated, produced and sold from the wet gas streams (which we realize through our sharing in the revenue stream attributable to the processed NGLs). These commodities have separate pricing that is monitored in the marketplace.

The following table presents our reserves by targeted geologic formation in Mmcfe.

	December 31, 2012
Area	Proved Developed	Proved Undeveloped	Proved Reserves	% of Total
Haynesville Shale Trend	84,231	65,812	150,043	45%
Cotton Valley Taylor Sand Trend	8,609	87,989	96,598	29%
Eagle Ford Shale Trend	30,991	20,434	51,425	16%
Tuscaloosa Marine Shale Trend	516	529	1,045	—
Other	34,005	—	34,005	10%

Total	158,352	174,764	333,116	100%

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

In accordance with the guidelines of the SEC, our independent reserve engineers’ estimates of future net revenues from our estimated proved reserves, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period of January 2012 through December 2012, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. For reserves at December 31, 2012, the average twelve month prices used were $2.76 per MMBtu of natural gas and $91.21 per Bbl of crude oil/condensate. These prices do not include the impact of hedging transactions, nor do they include the adjustments that are made for applicable transportation and quality differentials, and price differentials between natural gas liquids and oil, which are deducted from or added to the index prices on a well by well basis in estimating our proved reserves and related future net revenues.

Our proved reserve information as of December 31, 2012 included in this Annual Report on Form 10-K was estimated by our independent petroleum consultant, NSAI, in accordance with petroleum engineering and evaluation principles and definitions and guidelines set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserve Information promulgated by the Society of Petroleum Engineers. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Our total proved reserves at December 31, 2012, as estimated by NSAI, were 333.1 Bcfe, consisting of 254.0 Bcf of natural gas, 5.1 MMBbls of NGLs and 8.1 MMBbls of oil and condensate. In 2012 we added approximately 2.1 Bcfe related to the Haynesville Shale Trend and Cotton Valley Taylor Sand Trend, 29.1 Bcfe related to the Eagle Ford Shale Trend and 1.2 Bcfe in other areas. We had negative revisions of approximately 120.8 Bcfe, sale of minerals of 36.1 Bcfe and produced 32.2 Bcfe in 2012. The vast majority of our negative revisions related to the loss of proved undeveloped natural gas reserves reflecting low natural gas prices for the year ended December 31, 2012 at an average Henry Hub spot price of $2.76 per MMBtu.

Our proved undeveloped reserves at December 31, 2012 were 174.8 Bcfe or 52% of our total proved reserves, consisting of 134.3 Bcf of natural gas, 3.3 MMBbls of NGLs and 3.5 MMBbls of oil and condensate. In 2012 we added approximately 14.0 Bcfe related to the Eagle Ford Shale Trend and 0.5 Bcfe related to the Tuscaloosa Marine Shale Trend. We had negative revisions of 103.7 Bcfe and we developed approximately 17.4 Bcfe, or 6% of our total proved undeveloped reserves booked as of December 31, 2011 through the drilling of 16 gross (10 net) development wells at an aggregate capital cost of approximately $73.2 million. Of the proved undeveloped reserves in our December 31, 2012 reserve report, none have remained undeveloped for more than five years since the date of initial booking as proved undeveloped reserves and none are scheduled for commencement of development on a date more than five years from the date the reserves were initially booked as proved undeveloped.

Productive Wells

The following table sets forth the number of productive wells in which we maintain ownership interests as of December 31, 2012:

	Oil		Natural Gas		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
South Texas	51	34	—	—	51	34
East Texas	1	—	207	194	208	194
Northwest Louisiana	—	—	105	44	105	44
Other	14	4	14	—	28	4

Total Productive Wells	66	38	326	238	392	276

(1)	Royalty and overriding interest wells that have immaterial values are excluded from the above table. As of December 31, 2012, only three wells with royalty-only and overriding interests-only are included.
(2)	Net working interest.

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections. A gross well is a well in which we maintain an ownership interest, while a net well is deemed to exist when the sum of the fractional working interests owned by us equals one. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, 51 wells had completions in multiple producing horizons.

Acreage

The following table summarizes our gross and net developed and undeveloped acreage under lease as of December 31, 2012. Acreage in which our interest is limited to a royalty or overriding royalty interest is excluded from the table.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
South Texas	14,199	10,460	39,316	28,123	53,515	38,583
East Texas	80,556	50,832	32,471	22,948	113,027	73,780
Northwest Louisiana	38,412	22,167	3,025	1,752	41,437	23,919
Southeast Louisiana	—	—	72,050	71,880	72,050	71,880
Southwest Mississippi	490	387	85,674	61,977	86,164	62,364
Other	2,135	227	9	9	2,144	236

Total	135,792	84,073	232,545	186,689	368,337	270,762

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

Lease Expirations

Our undeveloped lease acreage, excluding optioned acreage, will expire during the next four years, unless the leases are converted into producing units or extended prior to lease expiration.

The following table sets forth the lease expirations as of December 31, 2012:

Year	Net Acreage
2013	10,847
2014	38,252
2015	14,008
2016	6,119

Operator Activities

We operate a majority of our producing properties by value, and will generally seek to become the operator of record on properties we drill or acquire. Chesapeake Energy Corporation (“Chesapeake”) continues to operate our jointly-owned Northwest Louisiana acreage in the Haynesville Shale.

Drilling Activities

The following table sets forth our drilling activities for the last three years. As denoted in the following table, “gross” wells refer to wells in which a working interest is owned, while a “net” well is deemed to exist when the sum of the fractional working interests we own in gross wells equals one.

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	40	25.3	46	24.1	44	18.9
Non-Productive	—	—	—	—	—	—

Total	40	25.3	46	24.1	44	18.9

Exploratory Wells:
Productive	5	1.0	1	0.7	3	2.3
Non-Productive	1	0.8	—	—	—	—

Total	6	1.8	1	0.7	3	2.3

Total Wells:
Productive	45	26.3	47	24.8	47	21.2
Non-Productive	1	0.8	—	—	—	—

Total	46	27.1	47	24.8	47	21.2

At December 31, 2012, we had 20 gross (10 net) development wells and two gross (0.6 net) exploration wells in progress of being drilled or completed.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties (including each of the two fields which have attributed more than 15% of our total proved reserves as of December 31, 2012), the revenue derived from the sale of such production, average sales prices received and average production costs during each of the years in the three-year period ended December 31, 2012.

	Sales Volumes			Average Sales Prices (1)			Average Production Cost (2) Per Mcfe
	Natural Gas Mmcf	Oil & Condensate MBbls	Total Mmcfe	Natural Gas Mcf	Oil & Condensate Per Bbl	Total Per Mcfe
For Year 2012
Haynesville Shale Trend	15,395	1	15,401	$2.20	$97.28	$2.20	$0.27
Cotton Valley Taylor Sand	3,715	68	4,123	4.27	99.92	5.66	0.33
Eagle Ford Shale Trend	1,142	960	6,902	4.26	100.01	14.64	0.81
Other	4,592	66	4,989	3.78	98.43	4.79	2.75

Total	24,844	1,095	31,415	$2.86	$99.91	$5.75	$0.83

For Year 2011
Haynesville Shale Trend	24,753	1	24,760	$3.57	$94.80	$3.57	$0.18
Cotton Valley Taylor Sand	5,008	104	5,634	4.43	93.38	5.74	0.21
Eagle Ford Shale Trend	838	464	3,624	5.16	90.22	12.89	0.76
Other	5,568	75	6,011	4.80	94.60	5.69	2.11

Total	36,167	644	40,029	$3.92	$91.34	$5.01	$0.54

For Year 2010
Haynesville Shale Trend	17,295	1	17,300	$3.83	$64.00	$3.83	$0.15
Cotton Valley Taylor Sand	2,386	24	2,529	4.38	62.17	4.72	0.16
Eagle Ford Shale Trend	131	39	368	3.53	68.26	8.49	0.62
Other	13,003	86	13,519	4.56	84.53	4.93	1.70

Total	32,815	150	33,716	$4.16	$76.59	$4.39	$0.78

(1)	Excludes the impact of commodity derivatives.
(2)	Excludes ad valorem and severance taxes.

In addition, three of our fields, the Bethany Longstreet, Beckville and the Eagle Ford Shale Trend fields each account for more than 15% of our estimated proved reserves as of December 31, 2012. The table below provides production volume data for each of the fields for the years presented:

	Sales volumes
	Natural Gas	Oil & Condensate	Total
	(Mmcf)	(MBbls)	(Mmcfe)
For Year 2012
Bethany Longstreet	8,852	—	8,852
Beckville	3,208	21	3,337
Eagle Ford Shale Trend	1,142	960	6,902
For Year 2011
Bethany Longstreet	14,962	—	14,962
Beckville	4,372	30	4,551
Eagle Ford Shale Trend	838	464	3,624
For Year 2010
Bethany Longstreet	10,398	2	10,412
Beckville	6,259	37	6,483
Eagle Ford Shale Trend	131	39	368

For a discussion of comparative changes in our sales volumes, revenues and operating expenses for the three years ended December 31, 2012, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations.”

Oil and Natural Gas Marketing and Major Customers

Marketing. Our natural gas production is sold under spot or market-sensitive contracts to various natural gas purchasers on short-term contracts. Our oil production is sold to various purchasers under short-term rollover agreements based on current market prices.

Customers. Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. Revenues from the largest of these sources as a percent of oil and natural gas revenues for the year ended December 31, 2012 were as follows:

2012
BP Energy Company	34%
Flint Hill Resources, LLC	15%
OGO Marketing LLC	5%

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

Employees

At February 18, 2013, we had 112 full-time employees in our two administrative offices and two field offices, none of whom is represented by any labor union. We regularly use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site supervision, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for us, including gauging, maintenance, dispatching, inspection, and well testing.

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

Environmental and Occupational Health and Safety Matters

General

Our operations are subject to stringent and complex federal, regional, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these laws and regulations may require the acquisition of permits before drilling or other related activity commences, restrict the type, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling and production activities on certain lands lying within wilderness, wetlands and other protected areas, impose specific health and safety criteria addressing worker protection, and impose substantial liabilities for pollution arising from drilling and production operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit some or all of our operations.

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

Hazardous Substances and Wastes

The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as the “Superfund” law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred, and companies that disposed or arranged for the disposal of hazardous substances released at the site. Under CERCLA, these persons may be subject to joint and several, strict liabilities for remediation costs at the site, natural resource damages and for the costs of certain health studies. Additionally, it is not uncommon for neighboring landowners and other third parties to file tort claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. We generate materials in the course of our operations that are regulated as hazardous substances.

We also may incur liability under the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes that impose stringent requirements related to the handling and disposal of non-hazardous and hazardous solid wastes. While there exists an exclusion under RCRA from the definition of hazardous wastes for drilling fluids, produced waters and certain other wastes generated in the exploration, development or production of oil and natural gas, efforts have been made from time to time to remove this exclusion such that those wastes would be regulated as hazardous wastes and therefore subject to more rigorous RCRA standards. Notwithstanding the continued effectiveness of this RCRA exclusion, these exploration, development and production wastes remain subject to regulation by the EPA and state environmental agencies as non-hazardous “solid” wastes.

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

Water Discharges and Subsurface Injections

The federal Water Pollution Control Act, as amended, (“Clean Water Act”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state and federal waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In addition, the Oil Pollution Act of 1990, as amended (“OPA”), imposes a variety of requirements related to the prevention of oil spills into navigable waters.

The disposal of oil and natural gas wastes into underground injection wells are subject to the federal Safe Drinking Water Act, as amended (“SDWA”), and analogous state laws. Under Part C of the SDWA, the EPA established the Underground Injection Control Program, which establishes requirements for permitting, testing, monitoring, recordkeeping and reporting of injection well activities as well as a prohibition against the migration of fluid containing any contaminants into underground sources of drinking water. State programs may have analogous permitting and operational requirements. Any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource, and imposition of liability by third parties for property damages and personal injury.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in our drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published draft permitting guidance in May 2012 addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations. In addition, congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states, including Louisiana and Texas, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nevertheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012 and a final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

Air Emissions

The federal Clean Air Act, as amended (“CAA”), and comparable state laws, regulate emissions of various air pollutants from many sources in the United States, including crude oil and natural gas production activities through air emissions standards, construction and operating programs and the imposition of other compliance regulations. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, or utilize specific equipment or technologies to control emissions of certain pollutants. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, on August 16, 2012, the EPA published final rules under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells. All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device such as a flare after October 15, 2012. However, the “other” wells must use reduced emission completions, also known as “green completions,” with or without combustion devices, after January 1, 2015. These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, effective October 15, 2012 and from pneumatic controllers and storage vessels, effective October 15, 2013. Compliance with these requirements could increase our costs of development and production, which costs could be significant

Climate Change    Based on findings by the EPA in December 2009 that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the CAA. The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States on an annual basis, including, among others, certain onshore and offshore oil and natural gas production facilities, which include certain of our operations. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule and believe that our monitoring activities are in substantial compliance with applicable reporting obligations.

While Congress has from time to time considered legislation to reduce emissions of GHGs that require reporting of GHGs or otherwise limit emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production interests and operations.

Endangered Species

The federal Endangered Species Act, as amended (“ESA”), and analogous state laws restrict activities that could have an adverse effect on threatened or endangered species or their habitats. Some of our operations may be located in or near areas that are designated as habitat for endangered or threatened species. In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and we may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to our activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing more than 250 species as endangered or threatened under the ESA before the completion of the agency’s 2017 fiscal year. The presence of protected species or the designation of previously unidentified endangered or threatened species could impair our ability to timely complete well drilling and development and could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

Employee Health and Safety

We are also subject to the requirements of the federal Occupational Safety and Health Act, as amended, (“OSHA”), and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act, as amended, and implementing regulations and similar state statutes and regulations require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local governmental authorities and citizens. We believe that we are in substantial compliance with all applicable laws relating to worker health and safety.

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risk and uncertainties:

•	planned capital expenditures;

•	future drilling activity;

•	our financial condition;

•	business strategy including the our ability to successfully transition to more liquids-focused operations;

•	the market prices of oil and natural gas;

•	uncertainties about the estimated quantities of oil and natural gas reserves;

•	financial market conditions and availability of capital;

•	production;

•	hedging arrangements;

•	future cash flows and borrowings;

•	litigation matters;

•	pursuit of potential future acquisition opportunities;

•	sources of funding for exploration and development;

•	general economic conditions, either nationally or in the jurisdictions in which we are doing business;

•

legislative or regulatory changes, including retroactive royalty or production tax regimes, hydraulic-fracturing regulation, drilling and permitting regulations, derivatives reform, changes in state and federal corporate taxes, environmental regulation, environmental risks and liability under federal, state and foreign and local environmental laws and regulations;

•	the creditworthiness of our financial counterparties and operation partners;

•	the securities, capital or credit markets;

•	our ability to repay our debt; and

•	other factors discussed below and elsewhere in this Annual Report on Form 10-K and in our other public filings, press releases and discussions with our management.

Our actual production, revenues and expenditures related to our reserves are likely to differ from our estimates of proved reserves. We may experience production that is less than estimated and drilling costs that are greater than estimated in our reserve report. These differences may be material.

The proved oil and natural gas reserve information included in this report are estimates. These estimates are based on reports prepared by NSAI, our independent reserve engineers, and were calculated using the unweighted average of first-day-of-the-month oil and natural gas prices in 2012. These prices will change and may be lower at the time of production than those prices that prevailed during 2012. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

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

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as government reviews of such activity could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. The process is typically regulated by state oil and natural gas commissions, but due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states, including Louisiana and Texas, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and EPA expects to issue a final report by 2014. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

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

Changes in commodity prices significantly affect our capital resources, liquidity and expected operating results. Realized prices for natural gas decreased slightly in 2012 and are lower when compared with average prices in prior years. These lower prices, coupled with the slow recovery in financial markets that has significantly limited and increased the cost of capital, have compelled most oil and natural gas producers, including us, to reduce the level of exploration, drilling and production activity. This will have a significant effect on our capital resources, liquidity and expected operating results. Any sustained reductions in oil and natural gas prices will directly affect our revenues and can indirectly impact expected production by changing the amount of funds available to us to reinvest in exploration and development activities. Further reductions in oil and natural gas prices could also reduce the quantities of reserves that are commercially recoverable. A reduction in our reserves could have other adverse consequences including a possible downward redetermination of the availability of borrowings under our senior credit facility, which would restrict our liquidity. Additionally, further or continued declines in prices could result in non-cash charges to earnings due to impairment write downs. Any such writedown could have a material adverse effect on our results of operations in the period taken.

We have limited experience drilling wells on our Tuscaloosa Marine Shale trend acreage, which has a limited operational history and is subject to more uncertainties than our drilling program in more established formations.

We, along with other operators, have begun drilling wells in the Tuscaloosa Marine Shale trend only recently. Accordingly, we have limited information on which we can determine optimum drilling and completion strategies, or estimate production decline rates or recoverable reserves from drilling on our acreage in this trend. Our drilling plans with respect to the Tuscaloosa Marine Shale trend are flexible and depend on a number of factors, including the extent to which our initial wells in the trend are commercially successful.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate, and other risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in 2010, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the Commodities Futures Trading Commission (CFTC) and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. In its rulemaking under the Dodd-Frank Act, the CFTC issued a final rule on position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions are exempt from these position limits. The position-limits rule was vacated by the U.S. District Court for the District of Colombia in September 2012 and the CFTC recently stated that it will appeal the District Court’s decision. The CFTC also finalized other regulations, including critical rulemakings on the definition of “swap,” “swap dealer,” and “major swap participant.” Some regulations, however, remain to be finalized and it is not possible at this time to predict when this will be accomplished. Depending on our classification and the particular nature of our derivative activities, the Dodd-Frank Act and regulations may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with certain derivative activities. The Dodd-Frank Act and regulations may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The Dodd-Frank Act and regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Increased volatility may make us less attractive to certain types of investors. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

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

We use hedging transactions with respect to a portion of our oil and natural gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use may also limit future revenues from price increases. We hedged approximately 91% (approximately 88% of natural gas production and approximately 100% of oil production) of our total production volumes for the year ended December 31, 2012.

Our results of operations may be negatively impacted by our commodity derivative instruments and fixed price forward sales contracts in the future and these instruments may limit any benefit we would receive from increases in the prices for oil and natural gas.

	December 31,
Oil and Natural Gas Derivatives (in thousands)	2012	2011	2010
Realized gain on oil and natural gas derivatives	$73,160	$31,305	$24,590
Unrealized gain (loss) on oil and natural gas derivatives	(41,278)	3,234	30,706

Total gain on oil and natural gas derivatives	$31,882	$34,539	$55,296

We account for our oil and natural gas derivatives using fair value accounting standards. Each derivative is recorded on the balance sheet as an asset or liability at its fair value. Additionally, changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met at the time the derivative contract is executed. We have elected not to apply hedge accounting treatment to our swaps and, as such, all changes in the fair value of these instruments are recognized in earnings. Our fixed price physical contracts qualify for the normal purchase and normal sale exception. Contracts that qualify for this treatment do not require mark-to-market accounting treatment.

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

Our future success depends largely upon our ability to find, acquire or develop additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves will decline over time. In addition, approximately 52% of our total estimated proved reserves by volume at December 31, 2012, were undeveloped. By their nature, estimates of proved undeveloped reserves and timing of their production are less certain particularly because we may chose not to develop such reserves on anticipated schedules in future adverse oil or natural gas price environments. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The lack of availability of sufficient capital to fund such future operations could materially hinder or delay our replacement of produced reserves. We may not be able to successfully find and produce reserves economically in the future. In addition, we may not be able to acquire proved reserves at acceptable costs.

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

Fair value is estimated to be the present value of expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future cash flows and fair value. For the years ended December 31, 2012, 2011 and 2010, we recorded impairments related to oil and natural gas properties of $47.8 million, $8.1 million and $234.9 million, respectively.

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

Essentially all of our estimated proved reserves at December 31, 2012, and all our production during 2012 were associated with our Louisiana, Texas and Mississippi properties which include the Tuscaloosa Marine Shale, Haynesville Shale, Cotton Valley Taylor Sand and Eagle Ford Shale Trend. Accordingly, if the level of production from these properties substantially declines or is otherwise subject to a disruption in our operations resulting from operational problems, government intervention (including potential regulation or limitation of the use of high pressure fracture stimulation techniques in these formations) or natural disasters, it could have a material adverse effect on our overall production level and our revenue.

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

We operate primarily in (i) South Texas, which includes the Eagle Ford Shale Trend, (ii) Northwest Louisiana and East Texas, which includes the Haynesville Shale and Cotton Valley Taylor Sand and (iii) Southwest Mississippi and Southeast Louisiana which includes the Tuscaloosa Marine Shale. A number of companies are currently operating in the Haynesville Shale and Eagle Ford Shale. If drilling in these areas continues to be successful, the amount of natural gas being produced could exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available in this region. If this occurs, it will be necessary for new pipelines and gathering systems to be built. Because of the current economic climate, certain pipeline projects that are planned for Northwest Louisiana and East Texas may not occur or may be substantially delayed for lack of financing. In addition, capital constraints could limit our ability to build intrastate gathering systems necessary to transport our natural gas to interstate pipelines. In such an event, we might have to shut in our wells awaiting a pipeline connection or capacity or sell natural gas production at significantly lower prices than those quoted on New York Mercantile Exchange (NYMEX) or that we currently project, which would adversely affect our results of operations.

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

Our Senior Credit Facility contains customary restrictions, including covenants limiting our ability to incur additional debt, grant liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions and enter into transactions with affiliates. We also are required to meet specified financial ratios under the terms of our Senior Credit Facility. As of December 31, 2012, we were in compliance with all the financial covenants of our Senior Credit Facility. These restrictions may make it difficult for us to successfully execute our business strategy or to compete in our industry with companies not similarly restricted. The Senior Credit Facility matures on July 1, 2014, which maturity is subject to automatic extension to February 25, 2016, if, prior to maturity, we prepay or escrow certain proceeds sufficient to prepay our $218.5 million 5% Convertible Senior Notes due 2029. Any replacement credit facility may have more restrictive covenants or provide us with less borrowing capacity.

We may be unable to identify liabilities associated with the properties that we acquire or obtain protection from sellers against them.

The acquisition of properties requires us to assess a number of factors, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, we perform a review of the subject properties, but such a review will not reveal all existing or potential problems. In the course of our due diligence, we may not inspect every well, facility or pipeline. We cannot necessarily observe structural and environmental problems, such as pipeline corrosion or subsurface groundwater contamination, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities relating to the acquired assets and indemnities are unlikely to cover liabilities relating to the time periods after closing. We may be required to assume any risk relating to the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations. The incurrence of an unexpected liability could have a material adverse effect on our financial position and results of operations.

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

The oil and natural gas exploration and production business involves many uncertainties, economic risks and operating risks that can prevent us from realizing profits and can cause substantial losses.

The nature of the oil and natural gas exploration and production business involves certain operating hazards such as:

•	well blowouts;

•	cratering;

•	explosions;

•	uncontrollable flows of oil, natural gas, brine or well fluids;

•	fires;

•	formations with abnormal pressures;

•	shortages of, or delays in, obtaining water for hydraulic fracturing operations;

•	environmental hazards such as crude oil spills;

•	natural gas leaks;

•	pipeline and tank ruptures;

•	unauthorize discharges of brine, well stimulation and completion fluids or toxic gases into the environment;

•	encountering naturally occuring radioactive materials;

•	other pollution; and

•	other hazards and risks.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GDP”.

At February 18, 2013, the number of holders of record of our common stock was 1,268 and 36,759,232 shares outstanding. High and low closing sales prices for our common stock for each quarter during 2012 and 2011 as reported on the NYSE were as follows:

	2012		2011
	High	Low	High	Low
First Quarter	$20.04	$14.06	$23.04	$18.17
Second Quarter	19.49	12.29	22.47	17.54
Third Quarter	15.12	10.86	20.73	11.82
Fourth Quarter	13.68	7.95	17.52	10.77

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

Issuer Repurchases of Equity Securities

We made no open market repurchases of our common stock for the year ended December 31, 2012. When an employee’s restricted stock shares vest, the company (at the option of the employee) generally withholds an amount of shares necessary to cover that employees’ minimum payroll tax withholding obligation. The company then remits the withholding amount to the appropriate tax authority and subsequently retires the shares. During 2012, we withheld 99,827 shares of common stock from issuance in this manner and paid $0.9 million to the appropriate tax authority as minimum withholding.

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

The following graph compares the cumulative five-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index and the Russell 2000 Index. An investment of $100 is assumed to have been made in our common stock and the indexes on December 31, 2007 and its relative performance is tracked through December 31, 2012.

Item 6.	Selected Financial Data

The following table sets forth our selected financial data and other operating information. The selected consolidated financial data in the table are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Summary Financial Information
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas revenues	$180,543	$200,456	$148,031	$110,784	$215,369
Other	302	613	302	(358)	682

	180,845	201,069	148,333	110,426	216,051

Operating Expenses:
Lease operating expense	25,938	21,490	26,306	30,188	31,950
Production and other taxes	8,115	5,450	3,627	4,317	7,542
Transportation and processing	13,900	12,974	9,856	9,459	8,645
Depreciation, depletion and amortization	141,222	131,811	105,913	160,361	107,123
Exploration	23,122	8,289	10,152	9,292	8,404
Impairment	47,818	8,111	234,887	208,905	28,582
General and administrative	28,930	29,799	30,918	27,923	24,254
Loss (gain) on sale of assets	(44,606)	(236)	2,824	(297)	(145,876)
Other	91	448	4,268	—	—

	244,530	218,136	428,751	450,148	70,624

Operating income (loss)	(63,685)	(17,067)	(280,418)	(339,722)	145,427

Other income (expense):
Interest expense	(52,403)	(49,351)	(37,179)	(26,148)	(22,410)
Interest income and other	4	59	117	458	1,682
Gain on derivatives not designated as hedges	31,882	34,539	55,275	47,115	51,547
Gain on early extinguishment of debt	—	62	—	—	—

	(20,517)	(14,691)	18,213	21,425	30,819

Income (loss) before income taxes	(84,202)	(31,758)	(262,205)	(318,297)	176,246
Income tax (expense) benefit	—	—	85	67,311	(54,472)

Net income (loss)	(84,202)	(31,758)	(262,120)	(250,986)	121,774
Preferred stock dividends	6,047	6,047	6,047	6,047	6,047

Net income (loss) applicable to common stock	$(90,249)	$(37,805)	$(268,167)	$(257,033)	$115,727

PER COMMON SHARE
Net income (loss) applicable to common stock—basic	$(2.48)	$(1.05)	$(7.47)	$(7.17)	$3.42
Net income (loss) applicable to common stock—diluted	$(2.48)	$(1.05)	$(7.47)	$(7.17)	$3.23
Weighted average common shares outstanding—basic	36,390	36,124	35,921	35,866	33,806
Weighted average common shares outstanding—diluted	36,390	36,124	35,921	35,866	40,397

Balance Sheet Data:
Total assets	$768,385	$862,103	$664,577	$860,274	$1,038,287
Total long-term debt	568,671	566,126	179,171	330,147	226,723
Stockholders’ equity	60,245	143,700	183,972	445,385	665,348

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Annual Report on Form 10-K in Item 8, and the information set forth in Risk Factors under Item 1A.

Overview

We are an independent oil and natural gas company engaged in the exploration, development and production of properties primarily in (i) South Texas, which includes the Eagle Ford Shale Trend, (ii) Northwest Louisiana and East Texas, which includes the Haynesville Shale, Bossier Shale and Cotton Valley Trends and (iii) Southwest Mississippi and Southeast Louisiana which includes the Tuscaloosa Marine Shale.

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

We place primary emphasis on our cash flow from operating activities (“operating cash flow”) in managing our business. Management considers operating cash flow a more important indicator of our financial success than other traditional performance measures such as net income because operating cash flow considers only the cash expenses incurred during the period and excludes the non-cash impact of unrealized hedging gains (losses), non-cash general and administrative expenses and impairments.

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

Business Strategy

Our business strategy is to provide long-term growth in reserves on a cost-effective basis. We focus on maximizing our return on capital employed and adding reserve value through the timely development of our Eagle Ford Shale Trend, Haynesville Shale, Cotton Valley Taylor Sand and Tuscaloosa Marine Shale acreage. We regularly evaluate possible acquisitions of prospective acreage and oil and natural gas drilling opportunities.

Several of the key elements of our business strategy are the following:

•

Develop existing property base.    We seek to maximize the value of our existing assets by developing and exploiting our properties with the lowest risk and the highest potential rate of return. We intend to develop our multi-year inventory of drilling locations on our acreage in the Eagle Ford Shale Trend, Haynesville Shale, Cotton Valley Taylor Sands and Tuscaloosa Marine Shale in order to develop our oil and natural gas reserves.

•

Increase our oil production.    During the past several years we have changed our strategy by concentrating on increasing our crude oil production and reserves rather than natural gas by investing and drilling in the Eagle Ford Shale Trend and, more recently, Tuscaloosa Marine Shale. We intend to take advantage of the current favorable sales price of oil compared to the relative sales price of natural gas, and continue to grow our oil production as a percentage of total production.

•

Expand acreage position in emerging shale plays.    As of December 31, 2012, we have acquired approximately 135,000 net acres in the Tuscaloosa Marine Shale Trend in Southeastern Louisiana and Southwestern Mississippi. We continue to concentrate our efforts in areas where we can apply our technical expertise and where we have significant operational control or experience. To leverage our extensive regional knowledge base, we seek to acquire leasehold acreage with significant drilling potential in areas that exhibit similar characteristics to our existing properties. We continually strive to rationalize our portfolio of properties by selling marginal non-core properties in an effort to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.

•

Focus on maximizing cash flow margins.    We intend to maximize operating cash flow by focusing on higher-margin oil development in the Eagle Ford Shale Trend and the Tuscaloosa Marine Shale. In the current commodity price environment, our Eagle Ford Shale Trend and the Tuscaloosa Marine Shale assets offer more attractive cash flow margins than our natural gas assets.

•

Maintain financial flexibility.    As of December 31, 2012, we had a borrowing base of $210 million under our $600 million Senior Credit Facility, of which $95 million was outstanding. We have historically funded growth through cash flow from operations, debt, equity and equity-linked security issuances, divestments of non-core assets and entering into strategic joint ventures. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including fixed price swaps, swaptions and collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy.

2012 Overview

•

We increased our annual oil production from 10% in 2011 to 21% of our equivalent production in 2012 and achieved average daily oil production volume growth of 70% for the year, with production volumes growing from an average of 1,763 barrels of oil per day in 2011 to 2,992 barrels of oil per day in 2012.

•

We ended the year with estimated proved reserves of approximately 333.1 Bcfe (approximately 254.0 Bcf of natural gas, 5.1 MMBbls of NGL and 8.1 MMBbls of oil and condensate), with a PV-10 of $359.1 million and a standardized measure of $357.4 million, approximately 48% of which is proved developed.

•	We conducted drilling operations on 33 gross (22 net) wells in the Eagle Ford Shale Trend and added 26 gross (17 net) wells to production in 2012.

•

We conducted drilling operations on six gross (three net) wells in the Haynesville Shale Trend. Two gross (0.5 net) wells were added to production in 2012. As of December 31, 2012, we had 13 gross (six net) wells drilled but awaiting completion in the Haynesville Shale Trend.

•	We conducted drilling operations on six gross (two net) wells, in the Tuscaloosa Marine Shale Trend and added two gross (0.5 net) wells to production in 2012.

Eagle Ford Shale Trend

During 2012, we continued drilling operations on our acreage in the Eagle Ford Shale Trend. We entered into the Eagle Ford Shale Trend in April 2010, with our leasehold position located in La Salle and Frio counties, Texas. We hold approximately 53,500 gross (38,600 net) acres as of December 31, 2012, all of which are either producing from or prospective for the Eagle Ford Shale Trend. During 2012, we conducted drilling operations on approximately 33 gross (22 net) Eagle Ford Shale Trend wells. In 2013, we plan to spend approximately $115-137 million, representing approximately 58-78% of our 2013 capital budget, on 24-28 gross wells in the Eagle Ford Shale Trend.

Tuscaloosa Marine Shale Trend

We hold approximately 158,200 gross (134,200 net) acres in the Tuscaloosa Marine Shale Trend as of December 31, 2012. Our acreage is located in East Feliciana, West Feliciana, St Helena, Concordia and Washington Parishes in Southeastern Louisiana and Wilkinson, Pike and Amite counties in Southwestern Mississippi. Since December 31, 2011, we have added approximately 56,400 gross (54,000 net) acres in the trend. In December 2011, we participated in our first non-operated drilling well in the Tuscaloosa Marine Shale. During 2012, we conducted drilling operations on approximately six gross (two net) Tuscaloosa Marine Shale wells. One gross (0.8 net) drilling well resulted in a mechanical failure in which operations have been suspended.

On February 6, 2013, we announced results of our first operated well, the Crosby 12H-1 well in which we own a 50% working interest. The well had an initial 24-hour production rate of approximately 1,130 BOE per day, comprised of 1,050 barrels of oil and 469 Mcf of gas per day. In 2013, we plan to spend approximately $50 million, representing 28.5% of our 2013 capital budget, on six to ten gross wells in the Tuscaloosa Marine Shale Trend.

Haynesville Shale Trend

Our relatively low risk development drilling program in this trend is primarily centered in and around Rusk, Panola, Angelina and Nacogdoches counties, Texas and DeSoto and Caddo parishes, Louisiana. We hold approximately 122,600 gross (78,900 net) acres as of December 31, 2012 producing from or prospective for the Haynesville Shale. As of year-end 2012, we conducted drilling operations on a cumulative total of six gross (three net) wells in the trend with a 100% success rate. Two gross (0.5 net) wells were added to production. Our net production volumes from our Haynesville Shale wells aggregated approximately 42,000 Mcfe per day in 2012, or approximately 49% of our total oil and natural gas production for the year. Our 2013 capital expenditure budget includes plans to conduct completion operations on 13 gross (six net) Haynesville Shale horizontal wells which were previously drilled.

Core Haynesville Shale

Our core Haynesville Shale drilling program is primarily concentrated in the Bethany-Longstreet and Greenwood-Waskom fields in Caddo and DeSoto Parishes in Northwest Louisiana. Our core Haynesville Shale drilling activity includes both operated and non-operated drilling in and around our core acreage positions in Northwest Louisiana. We currently hold approximately 32,000 gross (15,600 net) acres as of December 31, 2012. Our net production volumes from our core Haynesville Shale wells totaled approximately 34,200 Mcfe per day in 2012, or approximately 40% of our total production for the year. In 2013, we estimate that we will spend approximately $18 million of completion costs associated with previously drilled wells in our core Haynesville Shale area.

Shelby Trough / Angelina River Trend

During the second half of 2010, we spud our first Haynesville and Bossier Shale wells in the Shelby Trough/Angelina River Trend area. We operate all of our drilling activities in this area, which is primarily located in Nacogdoches, Angelina and Shelby counties, Texas. We currently hold approximately 39,200 gross (28,300 net) acres as of December 31, 2012. Our net production volumes from our Shelby Trough wells totaled approximately 4,300 Mcfe per day in 2012, or approximately 5% of our total production for the year. In 2013, we estimate that we will spend approximately $4 million on completion costs associated with a previously drilled well in the Shelby Trough/Angelina River Trend area.

Results of Operations

For the year ended December 31, 2012, we reported net loss applicable to common stock of $90.2 million, or $2.48 per share (basic and diluted), on operating revenues of $180.8 million. This compares to net loss applicable to common stock of $37.8 million, or $1.05 per share (basic and diluted), for the year ended December 31, 2011 and net loss applicable to common stock of $268.2 million, or $7.47 per share (basic and diluted), for the year ended December 31, 2010.

The following table reflects our summary operating information for the periods presented in thousands except for price and volume data. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

Summary Operating Information:	Year End December 31,				Year End December 31,
	2012	2011	Variance		2011	2010	Variance
Revenues:
Natural gas	$71,136	$141,665	$(70,529)	(50%)	$141,665	$136,527	$5,138	4%
Oil and condensate	109,407	58,791	50,616	86%	58,791	11,504	47,287	411%
Natural gas, oil and condensate	180,543	200,456	(19,913)	(10%)	200,456	148,031	52,425	35%
Operating revenues	180,845	201,069	(20,224)	10%	201,069	148,333	52,736	36%
Operating expenses	244,530	218,136	26,394	12%	218,136	428,751	(210,615)	(49%)
Operating loss	(63,685)	(17,067)	(46,618)	(273%)	(17,067)	(280,418)	263,351	94%
Net loss applicable to common stock	(90,249)	(37,805)	(52,444)	(139%)	(37,805)	(268,167)	230,362	86%

Net Production:
Natural gas (Mmcf)	24,844	36,167	(11,323)	(31%)	36,167	32,815	3,352	10%
Oil and condensate (MBbls)	1,095	644	451	70%	644	150	494	329%
Total (Mmcfe)	31,415	40,029	(8,614)	(22%)	40,029	33,716	6,313	19%
Average daily production (Mcfe/d)	85,832	109,669	(23,837)	(22%)	109,669	92,373	17,296	19%

Average Realized Sales Price Per Unit:
Natural gas (per Mcf)	$2.86	$3.92	$(1.06)	(27%)	$3.92	$4.16	$(0.24)	(6%)
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	5.50	4.70	0.80	17%	4.70	4.91	(0.21)	(4%)
Oil and condensate (per Bbl)	99.91	91.34	8.57	9%	91.34	76.59	14.75	19%
Oil and condensate (per Bbl) including the effect of realized gains/losses on derivatives	106.98	96.23	10.75	11%	96.23	76.59	19.64	26%
Average realized price (per Mcfe)	5.75	5.01	0.74	15%	5.01	4.39	0.62	14%

Oil and Natural Gas Revenue

Our oil and natural gas revenues decreased in 2012 compared to 2011 reflecting a decrease in production, partially offset by a net increase in average realized sales price. The decrease in net production compared to 2011 contributed approximately $49.5 million to the decrease in oil and natural gas revenue partially offset by the increase in average realized sales price compared to 2011 of approximately $29.6 million. We continued to focus on drilling oil wells in 2012 resulting in a corresponding decline in our natural gas production. The average realized sales price increase of 15% in 2012 was led by the increased oil production. In response to depressed natural gas prices, we will continue to focus our resources on increasing oil production, which we are currently able to sell at a more favorable relative price. During 2012, 61% of our oil and natural gas revenue was attributable to oil revenue compared to 29% in 2011.

The difference between our average realized prices inclusive of the hedge realizations in the year ended December 31, 2012 and 2011 periods relates to our natural gas and oil swap contracts. During 2012, we had 60,000 MMBtus per day hedged at a floor price of $5.78 per MMBtu and during 2011 we had 40,000 MMBtus per day hedged at a floor price of $6.00 per MMBtu. During 2012, we had 3,500 Bbls per day hedged at an average fixed price of $100.12 per Bbl and during 2011 we had 2,000 Bbls per day hedged at an average fixed price of $100.20 per Bbl.

Our oil and natural gas revenues increased in 2011 compared to 2010. The increase in average realized sales price compared to 2010 contributed approximately $20.8 million to the increase in oil and natural gas revenue while the net production increase compared to 2010 contributed approximately $31.6 million to the increase in oil and natural gas revenue. Our average realized sales price was $5.01 per Mcfe in 2011 compared to $4.39 per Mcfe in 2010. Sales prices are dictated by the market. We increased production by the continued development of our Haynesville Shale and Eagle Ford Shale Trend assets. The drilling and completion of 28 wells in Northwest Louisiana and East Texas, 20 of which were in the Haynesville Shale, resulted in the continued trend of annual natural gas production growth for us. The drilling of 20 South Texas wells, all of which were in the Eagle Ford Shale Trend, increased our oil production.

The difference between our average realized prices inclusive of the hedge realizations in the year ended December 31, 2011 and 2010 periods relates to our natural gas collars and basis swap contracts. During 2011, we had 40,000 MMBtus per day hedged at a floor price of $6.00 per MMBtu and during 2010 we had 50,000 MMBtus per day hedged at a floor price of $6.00 per MMBtu and 50,000 MMBtus per day hedged in our basis swaps. During 2011, we had 2,500 Bbls per day hedged at an average fixed price of $100.20 per Bbl and we did not have any oil hedges during 2010.

Operating Expenses

Our operating expenses in 2012 include a $47.8 million asset impairment, $12.8 million dry hole expense, other expense of $0.1 million and a gain on the sale of assets of $44.6 million. Eliminating these items from the operating expenses in both 2012 and 2011, the adjusted operating expense of $228.4 million in 2012 increased 9%, or $18.6 million, from adjusted operating expense of $209.8 million in 2011. This increase in operating expenses is driven by increased depreciation, depletion and amortization (“DD&A”) expense.

Our operating expenses in 2011 include an $8.1 million asset impairment, other expense of $0.4 million and a gain on the sale of assets of $0.2 million. Eliminating these items from the operating expenses in both 2011 and 2010, the adjusted operating expense of $209.8 million in 2011 increased 12%, or $23.8 million, from adjusted operating expense of $186.8 million in 2010. This increase in operating expenses is driven by increased DD&A expense.

	Year Ended December 31,				Year Ended December 31,
(in thousands)	2012	2011	Variance		2011	2010	Variance
Lease operating expenses	$25,938	$21,490	$4,448	21%	$21,490	$26,306	$(4,816)	(18%)
Production and other taxes	8,115	5,450	2,665	49%	5,450	3,627	1,823	50%
Transportation and processing	13,900	12,974	926	7%	12,974	9,856	3,118	32%
Exploration	23,122	8,289	14,833	179%	8,289	10,152	(1,863)	(18%)

	Year Ended December 31,				Year Ended December 31,
Per Mcfe	2012	2011	Variance		2011	2010	Variance
Lease operating expenses	$0.83	$0.54	$0.29	54%	$0.54	$0.78	$(0.24)	(31%)
Production and other taxes	0.26	0.14	0.12	86%	0.14	0.11	0.03	27%
Transportation and processing	0.44	0.32	0.12	38%	0.32	0.29	0.03	10%
Exploration	0.74	0.21	0.53	252%	0.21	0.30	(0.09)	(30%)

Lease Operating Expense

Our lease operating expense (“LOE”) during 2012 included an expense of $4.3 million in workover costs which added $0.13 per Mcfe to unit expense. Our LOE is trending higher as we add more oil wells to our well count which carry higher operating costs than natural gas wells. Oil contributed 21% to our production volumes in 2012 compared to only 10% in 2011.

Our LOE for the year 2011 decreased overall and on a per unit basis from 2010. The overall cost decrease is a result of our sale in December 2010 of certain of our high cost non-core natural gas properties and a greater percentage of our production volumes coming from our Haynesville Shale wells which carry a lower LOE per unit of production. On a per unit basis, LOE decreased for the year 2011 compared to the year 2010 as a result of cost reductions, an increase in production volumes and an increasing portion of our production coming from the lower production cost Haynesville Shale wells.

Production and Other Taxes

Our production and other taxes for the year 2012 include production tax of $5.6 million and ad valorem tax of $2.5 million. Production tax in 2012 is net of $1.6 million of tax credits attributed to Tight Gas Sands (“TGS”) credits for our wells in the State of Texas. Production and other taxes for the year 2011 include production tax of $3.9 million and ad valorem tax of $1.6 million. Production tax in 2011 is net of $1.4 million of tax credits attributed to TGS credits for our wells in the State of Texas. The higher production tax for 2012 compared to 2011 is attributable to the increasing portion of our production coming from the Eagle Ford Shale oil wells which are not exempt from Texas severance tax and the expiration of the Louisiana tax exemption on certain of our horizontal natural gas wells.

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

Our ad valorem taxes increased $0.9 million to $2.5 million in 2012 from $1.6 million in 2011. Ad valorem tax is assessed on the value of properties as of the first day of the year and is highly influenced by commodity prices for the prior several months. The increase is attributed to the assessment of our new Eagle Ford Shale oil wells.

Our production and other taxes for the year 2011 include production tax of $3.9 million and ad valorem tax of $1.6 million. Production tax in 2011 is net of $1.4 million of tax credits attributed to TGS credits for our wells in the State of Texas. During the year 2010, production and other taxes included production tax of $1.1 million and ad valorem tax of $2.5 million. Production tax in 2010 is net of $1.6 million of tax credits attributed to TGS credits for our wells in the State of Texas and $0.4 million severance tax relief related to the horizontal wells we have drilled in the State of Louisiana. The higher production tax for 2011 compared to 2010 is attributable to the increasing portion of our production coming from the Eagle Ford Shale oil wells which are not exempt from Texas severance tax.

Our ad valorem taxes decreased $0.9 million to $1.6 million in 2011 from $2.5 million in 2010. Ad valorem tax is assessed on the value of properties as of the first day of the year and is highly influenced by commodity prices for the prior several months. The number of properties we owned decreased from January 1, 2010 to January 1, 2011 and the assessed values for our properties were lower year-to-year driven by decreased commodity prices.

Transportation and Processing

Our transportation and processing expense increased in 2012 compared to 2011. The increase in expense is partially a result of higher gathering costs related to our gas production from the Eagle Ford Shale Trend wells but more predominately related to the renegotiation of certain natural gas gathering and processing contracts. In return for paying higher gathering and processing fees, as compared to gas production from our Haynesville Shale wells, we are receiving higher pricing due to the existence of natural gas liquids in our natural gas thereby increasing our revenues.

Our transportation and processing expense increased in 2011 compared to 2010. The increase in expense is primarily a result of higher transportation costs related to our new natural gas production from the Eagle Ford Shale Trend wells offset by the cost savings from the sale of non-core properties in December 2010.

Exploration

The increase in exploration expenses in 2012 compared to 2011 is attributable primarily to $ 12.8 million in dry hole expense related to the Denkmann 33H-1 well drilled on our Tuscaloosa Marine Shale acreage. Drilling operations on the well have been suspended due to mechanical failure. Exploration expense for 2012 also includes $5.9 million of amortization of leasehold costs.

The decrease in exploration expenses in 2011 compared to 2010 is attributable primarily to a $0.8 million decrease in exploration labor costs and a $0.6 million decrease in seismic costs. Exploration expense for 2011 includes $5.5 million of amortization of leasehold costs.

	Year Ended December 31,				Year Ended December 31,
(in thousands)	2012	2011	Variance		2011	2010	Variance
Depreciation, depletion & amortization	$141,222	$131,811	$9,411	7%	$131,811	$105,913	$25,898	24%
Impairment	47,818	8,111	39,707	490%	8,111	234,887	(226,776)	(97%)
General & administrative	28,930	29,799	(869)	(3%)	29,799	30,918	(1,119)	(4%)
Loss (gain) on sale of assets	(44,606)	(236)	(44,370)	NM	(236)	2,824	(3,060)	(108%)
Other	91	448	(357)	(80%)	448	4,268	(3,820)	(90%)

	Year Ended December 31,				Year Ended December 31,
Per Mcfe	2012	2011	Variance		2011	2010	Variance
Depreciation, depletion & amortization	$4.50	$3.29	$1.21	37%	$3.29	$3.14	$0.15	5%
Impairment	1.52	0.20	1.32	660%	0.20	6.97	(6.77)	(97%)
General & administrative	0.92	0.74	0.18	24%	0.74	0.92	(0.18)	(20%)
Loss (gain) on sale of assets	(1.42)	(0.01)	(1.41)	NM	(0.01)	0.08	(0.09)	(113%)
Other	—	0.01	(0.01)	(100%)	0.01	0.13	(0.12)	(92%)

NM—Not meaningful.

Depreciation, Depletion & Amortization

Our DD&A expense increased in 2012 from 2011 as a result of higher production and more production coming from operating areas with higher DD&A rates, such as our Eagle Ford Shale Trend oil properties. The average DD&A rate increased 37% while production decreased 22% year-to-year.

We calculated the first six months of 2012 DD&A rates using the December 31, 2011 reserves prepared by NSAI. Proved developed reserves increased 9% from 191.9 Bcfe at December 31, 2010 to 208.5 Bcfe at December 31, 2011. We calculated the last six months of 2012 DD&A rates using the June 30, 2012 mid-year reserves prepared by internal reserve engineers. Proved developed reserves at June 30, 2012 were 191.9 Bcfe, an 8% decrease from the reserves at December 31, 2011.

Our DD&A expense increased in 2011 from 2010 as a result of higher production and more production coming from operating areas with higher DD&A rates, such as our Eagle Ford Shale Trend oil properties. The average DD&A rate increased 5% while production increased 19% year-to-year.

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

While our internal, mid-year reserve reports were prepared in accordance with existing SEC guidelines, they should not be construed as a fully independent reserve report.

Impairment

We recorded impairment expense of $47.8 million in the year ended December 31, 2012, $44.4 million of which related to our Angelina River trend field and is a result of declining natural gas prices. We calculated the fair value of our oil and natural gas properties based on a natural gas five year average futures strip price of $4.17 per MMcf. If natural gas prices decline further we expect to have further impairments.

We recorded impairment expense of $8.1 million on four fields for the year ended December 31, 2011. The majority is related to our non-core Beckville field due to falling natural gas prices.

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

General and Administrative Expense

Our general and administrative (“G&A”) expense decreased in 2012 compared to 2011. Salaries and payroll taxes were lower in 2012 as a result of the timing of filling open positions, partially offset by increased stock compensation for a one time issuance to key personnel. Also contributing to the decrease was the expiration of a previous incentive program for certain employees based on stock price performance. Share based compensation expense, which is a non-cash item, amounted to $6.9 million in 2012 compared to $6.5 million in 2011. G&A on a per unit basis increased to $0.92 per Mcfe from $0.74 per Mcfe as a result of the 22% decrease in production volume in 2012 compared to 2011.

Our G&A expense decreased in 2011 compared to 2010. The decrease relates primarily to the partial refund and final settlement of a Louisiana franchise tax payment made under protest in 2007, decreases in stock based compensation and consulting cost. Share based compensation expense, which is a non-cash item, amounted to $6.5 million in 2011 compared to $7.6 million in 2010. G&A on a per unit basis decreased to $0.74 per Mcfe from $0.92 per Mcfe as a result of the 19% increase in production volume in 2011 compared to 2010.

Gain on Sale of Assets

We recorded a gain of $44.6 million in the year ended December 31, 2012 representing the sale of our interest in three non-core properties, which included the sale of our South Henderson field in East Texas for a gain of $44.0 million.

We recorded a gain of $0.2 million on the sale on non-core oil and natural gas properties in the year ended December 31, 2011 and a loss of $2.8 million on the sale of assets in the year ended December, 31, 2010.

Other

We recorded a $4.3 million expense in 2010 related to a lawsuit concerning additional oil and natural gas bonus payments. In 2011, a money judgment of $4.4 million, including interest, was paid to the opposing party in the lawsuit consequently another $0.1 million was recorded in 2011 as a result of the settlement. We accrued an additional $0.3 million in 2011 representing potential settlements on two other minor litigation actions for a total of $0.4 million as of December 31, 2011.

A discussion of these legal proceedings is set forth in Note 9—“Commitment and Contingencies” in the Notes to the Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

Other Income (Expense)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Other Income (Expense):
Interest expense	$(52,403)	$(49,351)	$(37,179)
Interest income and other	4	59	117
Gain on derivatives not designated as hedges	31,882	34,539	55,275
Gain on extinguishment of debt	—	62	—
Income tax benefit (expense)	—	—	85
Average funded borrowings adjusted for debt discount	606,801	508,323	379,582
Average funded borrowings	631,129	543,688	400,405

Interest Expense

Our interest expense increased in 2012 compared to 2011 as a result of the higher average level of outstanding debt in the current year. The higher average level of debt resulted from increased borrowings under our Senior Credit Facility. Non-cash interest of $12.8 million is included in the interest expense reported for the year 2012.

Our interest expense increased in 2011 compared to 2010 as a result of the higher average level of outstanding debt in 2011. The higher average level of debt resulted from the issuance of our $275 million 8.875% Senior Notes due 2019 (the “2019 Notes”). Non-cash interest of $14.4 million is included in the interest expense reported in 2011.

Interest Income and Other

We invested the proceeds from the 5% convertible senior note offering in September 2009 in money market funds and time deposits with certain acceptable institutions, subject to our Short Term Investment Policy. We used the invested proceeds throughout 2010 and 2009 to fund our capital program. The income earned on these investments during 2011 and 2010 is reflected in the Interest income line.

Gain on Derivatives Not Designated as Hedges

We produce and sell oil and natural gas into a market where selling prices are historically volatile. For example, on November 7, 2012 the Henry Hub natural gas spot price reached a high of $3.77 per MMBtu, but the price was down to $1.82 per MMBtu at April 20, 2012. We enter into swap contracts, swaptions or other derivative agreements from time to time to manage our exposure to commodity price risk for a portion of our production.

Gain on derivatives not designated as hedges was $31.9 million for 2012. The gain includes a realized gain of $73.2 million on our natural gas derivatives and an unrealized loss of $41.3 million for the change in fair value of our oil and natural gas commodity contracts. The unrealized gain reflects the lower average futures strip prices from December 31, 2011 as compared to December 31, 2012.

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

Income Tax Benefit

We recorded no income tax benefit for the years 2012 and 2011. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of December 31, 2012.

We recorded a small tax benefit of less than $0.1 million in 2010, which reflects the monetization of our alternative minimum tax credit. We recorded no income tax benefit for 2010.

Adjusted EBITDAX (1)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net Income (GAAP)	$(84,202)	$(31,758)	$(262,120)
Exploration Expense	23,122	8,289	10,152
Depreciation, depletion and amortization	141,222	131,811	105,913
Impairment	47,818	8,111	234,887
Stock compensation expense	6,903	6,495	7,554
Interest expense	52,403	49,351	37,179
Unrealized (gain)/loss on derivatives not designated as hedges	41,278	(3,234)	(31,794)
Other items (2)	(44,519)	91	6,890
Adjusted EBITDAX	$184,025	$169,156	$108,661

(1)	Adjusted EBITDAX is earnings before interest expense, income tax, DD&A, exploration expense and impairment of oil and gas properties. In calculating EBITDAX for this purpose, earnings include realized gains (losses) from derivatives but exclude unrealized gains (losses) from derivatives. Other excluded items include Interest income and other, Gain on sale of assets, Gain on early extinguishment of debt and other expense. As defined in our Senior Credit Facility.
(2)	Other items include interest income and other, (gain) loss on sale of assets, gain on extinguishment of debt, income taxes and other expense.

Management believes adjusted EBITDAX is a good financial indicator of our ability to internally generate operating funds. Adjusted EBITDAX should not be considered an alternative to net income, as defined by GAAP. Management believes that this non-GAAP financial measure provides useful information to investors because it is monitored and used by our management and widely used by professional research analysts in the valuation and investment recommendations of companies within the oil and gas exploration and production industry.

LIQUIDITY AND CAPITAL RESOURCES

Outlook

Our total capital expenditures for 2013 are expected to be between $175 million and $200 million, exclusive of acquisitions other than lease acreage additions in our core areas. We plan on spending between $160 million and $175 million on drilling and completion cost and $15 million on leasehold and infrastructure costs. We will concentrate on developing our oil assets in 2013 by allocating approximately 85% of our drilling and completion budget to oil directed activity. Oil directed activity will be concentrated in the Eagle Ford Shale and the Tuscaloosa Marine Shale trends. We plan on spending $22 million in 2013 on gas directed activity in the completion of 13 gross (6 net) Haynesville Shale wells that have been previously drilled. Our primary emphasis will be on managing near-term growth opportunities. We believe that our expected level of operating cash flows, cash on hand as of December 31, 2012, and our borrowing base will be sufficient to fund our projected operational and capital programs for 2013. However, if capital expenditures exceed operating cash flow and cash on hand, funds would likely be supplemented as needed through short-term borrowings under senior credit facility or through the issuance of debt or equity.

As we continue to increase our oil production in 2013, we expect that our overall operating expenses will increase as a result of the higher DD&A rates associated with oil wells compared to our natural gas wells.

In addition, to support 2013 cash flows, we entered into strategic derivative positions as of December 31, 2012, covering approximately 75% of our anticipated oil and condensate sales volumes for 2013. See Note 8—“Derivative Activities” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

We continuously monitor our leverage position and coordinate our capital program with our expected cash flows and repayment of our projected debt. We will continue to evaluate funding alternatives as needed.

Alternatives available to us include:

•	sale of non-core assets;

•	joint venture partnerships in our Tuscaloosa Marine Shale, Eagle Ford Shale Trend, and/or core Haynesville Shale acreage;

•	availability under our Senior Credit Facility; and

•	issuance of debt or equity securities.

Our next borrowing base redetermination is currently scheduled for April 2013. At December 31, 2012, our borrowing base under our Senior Credit Facility is $210 million with $95 million outstanding. Our borrowing base is typically reviewed twice annually by our bank group using their price deck applied to our most recent reserve report, in this case as of December 31, 2012.

On January 22, 2013 we filed a universal shelf registration statement that, once declared effective by the SEC, will provide us with the ability to make registered offerings of various equity or debt securities to the public of up to an aggregate amount of $500 million. We anticipate conducting a public offering before our $218.5 million 5% senior convertible notes due 2029 become putable on October 1, 2014, however, we can make no assurances that we would be able to access the capital market on terms that are acceptable to us. Any amounts outstanding on the 2029 notes will be characterized as a current liability in the fourth quarter of 2013. Similarly, if the 2029 notes are not redeemed prior to June 30, 2013, any amount outstanding under the Senior Credit facility with a maturity date of July 1, 2014 will be characterized as a current liability in the third quarter of 2013.

Overview

Our primary sources of cash during 2012 were from cash on hand, cash flow from operating activities, borrowings under our Senior Credit Facility and proceeds from the sale of assets. We primarily used cash to fund our capital spending program, pay down debt, pay interest on outstanding debt, and pay preferred stock dividends. Our primary sources of cash during 2011 were from cash on hand, cash flow from operating activities, available borrowings under our Senior Credit Facility and our issuance in March 2011 of $275 million of our 2019 Notes. We primarily used cash to fund our capital spending program, retire debt and pay preferred stock dividends. Our primary sources of cash during 2010 were from cash on hand, cash flow from operating activities and proceeds from divestitures. In 2010, we primarily used cash to fund our capital spending program, and pay preferred stock dividends.

We have in place a $600 million Senior Credit Facility, entered into with a syndicate of U.S. and international lenders. As of December 31, 2012, we had a $210 million borrowing base with $95 million outstanding. On February 25, 2011, we entered into a Fourth Amendment to the Senior Credit Facility. The Fourth Amendment became effective upon the closing of the issuance and sale of our 2019 Notes, which occurred on March 2, 2011, and the placement of $175 million of net proceeds in an escrow account which was used for the redemption of $174.6 million of our $3.25% Convertible Senior Notes due 2026 (the “2026 Notes”). We were in compliance with existing covenants, as amended, at December 31, 2012. The Senior Credit Facility matures on July 1, 2014 subject to automatic extension to February 25, 2016, if, prior to maturity, we prepay or escrow certain proceeds sufficient to prepay our $218.5 million 5% Convertible Senior Notes due 2029 (the “2029 Notes”).

The following section discusses significant sources and uses of cash for the three-year period ending December 31, 2012. Forward-looking information related to our liquidity and capital resources are discussed in Outlook that follows.

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

Our primary sources of cash during 2012 were from cash on hand, cash flow from operating activities, borrowings under our Senior Credit Facility and proceeds from the sale of assets.

Our primary sources of cash during 2011 were from cash on hand, cash flow from operating activities, available borrowings under our Senior Credit Facility and our issuance of the 2019 Notes.

Primary sources of cash during 2010 were cash flow from operating activities and the sale of assets.

The table below summarizes the sources of cash during 2012, 2011 and 2010:

	Year Ended December 31,			Year Ended December 31,
Cash flow statement information:	2012	2011	Variance	2011	2010	Variance
	(In thousands)
Net Cash:
Provided by operating activities	$173,789	$136,340	$37,449	$136,340	$100,432	$35,908
Used in investing activities	(161,494)	(335,064)	173,570	(335,064)	(200,080)	(134,984)
Provided by (used) financing activities	(14,454)	184,283	(198,737)	184,283	(7,680)	191,963

Increase (decrease) in cash and cash equivalents	$(2,159)	$(14,441)	$12,282	$(14,441)	$(107,328)	$92,887

At December 31, 2012, we had a working capital deficit of $79.3 million and long-term debt, net of debt discount, of $568.7 million.

Cash Flows

Year ended December 31, 2012 Compared to Year Ended December 31, 2011

Operating activities.    Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash provided by operating activities increased $37.4 million in 2012. Derivative settlements of $41.8 million and working capital savings of $22.9 million increased operating cash offset by a $13.3 million decreased related to oil and natural gas revenue year over year with (i) a 22% decrease in total production offset by (ii) growth in oil volumes as a percentage of total volumes from 10% in 2011 to 21% in 2012, and (iii) a 15% increase in the average realized sales price from $5.01 to $5.75 per Mcfe. Operating costs increase related to increased cost of producing oil reduced cash by $9.4 million in 2012 as compared to 2011. Decreases to cash flow in 2012 also include (i) $4.6 million in additional cash interest paid in 2012 as we replaced $175 million of our 3.25% Convertible Senior Notes due 2026 with $275 million of our 8.875% 2019 Notes.

Investing activities.    Net cash used in investing activities was $161.5 million for the year ended December 31, 2012, compared to $335.1 million for 2011. While we booked capital expenditures of approximately $252.0 million in 2012, we paid out cash amounts totaling $252.4 million in 2012, with differences being attributed to approximately $19.2 million in drilling and completion costs which were accrued at December 31, 2012 and non-cash asset retirement obligation additions of $2.7 million offset by $22.3 million in drilling and completion cost accrued at December 31, 2011 and paid in 2012. Net cash used in investing activities was offset by the receipt of $90.9 million of cash proceeds from the sale of fixed assets in 2012.

We drilled 46 gross wells in 2012 compared to 47 gross wells in 2011. Of the $252.4 million cash spent in 2012, $220.8 million was for drilling and completion activities (of which $20.8 million related to 2011 wells); $22.3 million was for leasehold acquisition, $5.2 million for facilities and infrastructure, $3.5 million for capital workovers and $0.6 million for furniture, fixtures and equipment. Of the $335.2 million cash spent in 2011, $299.9 million was for drilling and completion activities (of which $29.8 million related to 2010 wells); $22.7 million was for leasehold acquisition, $9.2 million for facilities and infrastructure, $2.8 million for capital workovers and $0.6 million for furniture, fixtures and equipment.

Financing activities.    The net cash provided by financing activities for 2012 consisted primarily of net payments under our Senior Credit Facility of $7.5 million and preferred stock dividends of $6.1 million. We had $95.0 million of borrowings outstanding under our Senior Credit Facility as of December 31, 2012. In 2011, the cash provided by financing activities consisted primarily of proceeds from the issuance of $275 million of the 2019 Notes and net borrowings under our Senior Credit Facility of $102.5 million.

Year ended December 31, 2011 Compared to Year Ended December 31, 2010

Operating activities.    Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash provided by operating activities increased $35.9 million in 2011. Cash received related to oil and natural gas revenue increased $47.2 million year over year with (i) a 19% increase in total production, (ii) growth in oil volumes as a percentage of total volumes from 3% in 2010 to 10% in 2011, and (iii) a 14% increase in the average realized sales price from $4.39 to $5.01 per Mcfe. Operating costs savings of $7.9 million in 2011 as compared to 2010 and $7.9 million in additional realized cash settlements on our derivative contracts were also additive to cash flow from operations. Offsetting decreases to cash flow in 2011 include (i) $17.2 million in additional cash interest paid in 2011 as we replaced $175 million of our 3.25% Convertible Senior Notes due 2026 with $275 million of our 8.875% 2019 Notes and (ii) $9.9 million in working capital changes.

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

Debt consisted of the following balances as of the dates indicated (in thousands):

	December 31, 2012			December 31, 2011
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$95,000	$95,000	$95,000	$102,500	$102,500	$102,500
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	218,500	198,242	204,975	218,500	188,197	201,785
8.875% Senior Notes due 2019	275,000	275,000	261,250	275,000	275,000	243,898

Total debt	$588,929	$568,671	$561,654	$596,429	$566,126	$548,612

(1)	The carrying amount for the Senior Credit Facility represents fair value because the variable interest rates are reflective of current market conditions and the carrying amount of the 3.25% Convertible Senior Notes due 2026 represents fair value because the last transacted activity was at par; otherwise, fair value was obtained by direct market quotes within Level 1 of the fair value hierarchy.

(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was $20.3 million and $30.3 million as of December 31, 2012 and December 31, 2011, respectively.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	December 31, 2012		December 31, 2011		December 31, 2010
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	5,114	3.7%	3,180	— *	2,611	— *
3.25% Convertible Senior Notes due 2026	14	3.3%	4,305	9.0%	14,537	9.0%
5.0% Convertible Senior Notes due 2029	21,968	11.4%	20,948	10.5%	20,031	11.2%
8.875% Senior Notes due 2019	25,308	9.2%	20,910	8.9%	—	—

*	An Effective Interest Rate Calculation is not meaningful for the December 31, 2011 and 2010 since there were only minimal average amounts borrowed under the Senior Credit Facility during those periods.

Total lender commitments under the Senior Credit Facility are $600 million subject to borrowing base limitations as of December 31, 2012 of $210 million. The Senior Credit Facility matures on July 1, 2014 (subject to automatic extension to February 25, 2016, if, prior to maturity, we prepay or escrow certain proceeds sufficient to prepay our $218.5 million 2029 Notes). Revolving borrowings under the Senior Credit Facility are limited to, and subject to, periodic redeterminations of the borrowing base. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 1.00% to 1.75%, or LIBOR plus 2.00% to 2.75%, depending on borrowing base utilization. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. As of December 31, 2012, we had $95 million outstanding under the Senior Credit Facility. Substantially all our assets are pledged as collateral to secure the Senior Credit Facility. Availability under the Senior Credit Facility as of December 31, 2012 was $115 million.

The terms of the Senior Credit Facility require us to maintain certain covenants. Capitalized terms used herein, but not defined, have the meanings assigned to them in the Senior Credit Facility. In February 2012, we entered into a Sixth Amendment to the Senior Credit Facility which amended the EBITDAX annualized calculation and increased the borrowing base to $210 million. The primary financial covenants include:

•

Current Ratio of 1.0/1.0; As used in connection with the Senior Credit Facility, Current Ratio is consolidated current assets (including current availability under the Senior Credit Facility, but excluding non-cash assets related to our derivatives) to consolidated current liabilities (excluding non-cash assets related to our derivatives, accrued capital expenditures and current maturities under the Senior Credit Facility);

•	Interest Coverage Ratio of EBITDAX of not less than 2.5/1.0 for the trailing four quarters; and

•	Total Debt no greater than 4.0 times EBITDAX for the trailing four quarters.

As defined in the Senior Credit Facility EBITDAX is earnings before interest expense, income tax, DD&A, exploration expense, stock based compensation and impairment of oil and natural gas properties. In calculating EBITDAX for this purpose, earnings include realized gains (losses) from derivatives not designated as hedges but exclude unrealized gains (losses) from derivatives not designated as hedges.

We were in compliance with all the financial covenants of the Senior Credit Facility as of December 31, 2012.

8.875% Senior Notes due 2019

On March 2, 2011, we sold $275 million of our 2019 Notes. The 2019 Notes mature on March 15, 2019, unless earlier redeemed or repurchased. The 2019 Notes are senior unsecured obligations and rank equally in right of payment to all of our other existing and future indebtedness. The 2019 Notes accrue interest at a rate of 8.875% annually, and interest is paid semi-annually in arrears on March 15 and September 15. The 2019 Notes are guaranteed by our subsidiary that also guarantees our Senior Credit Facility.

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

5% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of 5% convertible senior notes due in October 2029 (the “2029 Notes”). The notes mature on October 1, 2029, unless earlier converted, redeemed or repurchased. The notes are senior unsecured obligations and rank equally in right of payment to all of our other existing and future indebtedness. The notes accrue interest at a rate of 5% annually, and interest is paid semi-annually in arrears on April 1 and October 1 of each year, beginning in 2010.

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

We separately account for the liability and equity components of our 5% convertible senior notes due 2029 in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. Upon issuance of the notes in September 2009, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, we recorded a debt discount of $49.4 million, thereby reducing the carrying the value of $218.5 million notes on the December 31, 2009 balance sheet to $171.1 million and recorded an equity component net of tax of $32.1 million. The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. At December 31, 2012, $20.3 million debt discount remains to be amortized on the 2029 notes.

3.25% Convertible Senior Notes Due 2026

During the year ended December 31, 2011, we repurchased $174.6 million of our 2026 Notes for $176.4 million using a portion of the net proceeds from the issuance of our 2019 Notes. We recorded a $0.1 million gain on the early extinguishment of debt related to the repurchase for the year ended December 31, 2011.

At December 31, 2012, $0.4 million of the 2026 Notes remained outstanding. Holders may present to us for redemption the remaining outstanding 2026 Notes on December 1, 2016 and December 1, 2021.

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

Future Commitments

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2012 (in thousands). In addition to the contractual obligations presented in the table below, our Consolidated Balance Sheet at December 31, 2012 reflects accrued interest on our bank debt of $10 million payable in the first half of 2013. For additional information see Note 4—“Long-Term Debt” and Note 10—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

	Payment due by Period
	Note	Total	2013	2014	2015	2016	2017 and After
Contractual Obligations
Long term debt (1)	4	$493,929	$—	$218,500	$—	$275,429	$—
Interest on notes	4	97,477	35,345	32,614	24,420	5,098	—
Office space leases	9	7,220	1,202	1,104	983	1,020	2,911
Office equipment leases	9	706	357	253	96	—	—
Drilling rigs & operations contracts	9	12,126	11,825	230	65	6	—
Transportation contracts	9	7,269	1,809	1,092	1,092	1,092	2,184

Total contractual obligations (2)		$618,727	$50,538	$253,793	$26,656	$282,645	$5,095

(1)	The 2026 Notes have a provision at the end of years 5, 10 and 15, for the investors to demand payment on these dates; the first such date was December 1, 2011; all but the remaining $0.4 million were redeemed. The next ‘put’ date for the remaining 2026 Notes is December 1, 2016. The $218.5 million 5.0% convertible senior notes have a provision by which on or after October 1, 2014, we may redeem all or a portion of the notes for cash, and the investors may require us to repurchase the notes on each of October 1, 2014, 2019 and 2024. The balance outstanding under our Senior Credit Facility is not included as it is revolving debt.
(2)	This table does not include the estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $18.3 million. We record a separate liability for the fair value of this asset retirement obligation. See Note 3—“Asset Retirement Obligation” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Summary of Critical Accounting Policies

The following summarizes several of our critical accounting policies. See a complete list in Note 1—“Description of Business and Accounting Policies” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

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

While the estimates of our proved reserves at December 31, 2012 included in this report have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the new SEC rules, those estimates could differ materially from our actual results.

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

Fair Value Measurement

Fair value is defined by Accounting Standards Codification (“ASC”) 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We carry our derivative instruments at fair value and measure their fair value by applying the income approach provided for ASC 820, using Level 2 inputs based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our credit worthiness or that of our counterparties. We carry our oil and natural gas properties held for use at historical cost. We use Level 3 inputs, which are unobservable data such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices to determine the fair value of our oil and natural gas properties in determining impairment. We carry cash and cash equivalents, account receivables and payables at carrying value which represent fair value because of the short-term nature of these instruments. For definitions for Level 1, Level 2 and Level 3 inputs see Note 1—“Description of Business and Accounting Policies” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risks are attributable to fluctuations in commodity prices and interest rates. These fluctuations can affect revenues and cash flow from operating, investing and financing activities. Our risk-management policies provide for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by us include futures, swaps, options and fixed-price physical-delivery contracts. The volume of commodity derivative instruments utilized by us may vary from year to year and is governed by risk-management policies with levels of authority delegated by the Board of Directors. Both exchange and over-the-counter traded commodity derivative instruments may be subject to margin deposit requirements, and we may be required from time to time to deposit cash or provide letters of credit with exchange brokers or its counterparties in order to satisfy these margin requirements.

For information regarding our accounting policies and additional information related to our derivative and financial instruments, see Note 1—“Summary of Significant Accounting Policies”, Note 8—“Derivative Instruments” and Note 4—“Debt and Interest Expense” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

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

We had derivative instruments in place to reduce the price risk associated with production in 2013 of approximately 3,500 MBbls per day of crude oil as of December 31, 2012. At December 31, 2012, we had a net liability derivative position of $2.2 million related to these derivative instruments. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have reduced the fair value of these instruments by approximately $15.1 million, while a 10% decrease in underlying commodity prices would have increased the fair value of these instruments by approximately $14.0 million. However, a gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

Interest Rate Risk

As of December 31, 2012, we had $95 million outstanding variable-rate debt and $473.7 million of principal fixed-rate debt. To the extent we incur borrowings under our Senior Credit Facility, our exposure to variable interest rates will increase. In the past, we have entered into interest rate swaps to help reduce our exposure to interest rate risk, and we may seek to do so in the future if we deem appropriate. As of December 31, 2012, we have no interest rate swaps.

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

We assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page 57.

Management of Goodrich Petroleum Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Goodrich Petroleum Corporation

We have audited Goodrich Petroleum Corporation and subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Goodrich Petroleum Corporation and subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Goodrich Petroleum Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Goodrich Petroleum Corporation and subsidiary and our report dated February 22, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Goodrich Petroleum Corporation

We have audited the accompanying consolidated balance sheets of Goodrich Petroleum Corporation and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodrich Petroleum Corporation and subsidiary at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Goodrich Petroleum Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 22, 2013

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,188	$3,347
Accounts receivable, trade and other, net of allowance	7,078	7,934
Accrued oil and natural gas revenue	19,054	20,420
Fair value of oil and natural gas derivatives	2,125	56,486
Inventory	2,202	8,627
Prepaid expenses and other	926	4,315

Total current assets	32,573	101,129

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	1,619,914	1,542,406
Furniture, fixtures and equipment	6,212	5,654

	1,626,126	1,548,060
Less: Accumulated depletion, depreciation and amortization	(906,377)	(824,894)

Net property and equipment	719,749	723,166
Deferred tax assets	636	19,720
Deferred financing cost and other	15,427	18,088

TOTAL ASSETS	$768,385	$862,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,094	$46,095
Accrued liabilities	37,634	43,874
Accrued abandonment costs	168	5,176
Deferred tax liabilities current	636	19,720
Fair value of oil and natural gas derivatives	351	—

Total current liabilities	111,883	114,865
Long term debt	568,671	566,126
Accrued abandonment costs	18,138	12,249
Fair value of oil and natural gas derivatives	3,987	17,420
Transportation obligation	5,461	7,743

Total liabilities	708,140	718,403

Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares authorized:
Series B convertible preferred stock, $1.00 par value, issued and outstanding 2,250,000	2,250	2,250
Common stock: $0.20 par value, 100,000,000 shares authorized, issued and outstanding 36,758,141 and 36,378,508 shares, respectively	7,352	7,276
Treasury stock (77,142 and 44,826 shares, respectively)	(639)	(689)
Additional paid in capital	648,458	641,790
Retained earnings (accumulated deficit)	(597,176)	(506,927)

Total stockholders’ equity	60,245	143,700

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$768,385	$862,103

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2012	2011	2010
REVENUES:
Oil and natural gas revenues	$180,543	$200,456	$148,031
Other	302	613	302

	180,845	201,069	148,333

OPERATING EXPENSES:
Lease operating expense	25,938	21,490	26,306
Production and other taxes	8,115	5,450	3,627
Transportation and processing	13,900	12,974	9,856
Depreciation, depletion and amortization	141,222	131,811	105,913
Exploration	23,122	8,289	10,152
Impairment	47,818	8,111	234,887
General and administrative	28,930	29,799	30,918
(Gain) loss on sale of assets	(44,606)	(236)	2,824
Other	91	448	4,268

	244,530	218,136	428,751

Operating loss	(63,685)	(17,067)	(280,418)

OTHER INCOME (EXPENSE):
Interest expense	(52,403)	(49,351)	(37,179)
Interest income and other	4	59	117
Gain on derivatives not designated as hedges	31,882	34,539	55,275
Gain on extinguishment of debt	—	62	—

	(20,517)	(14,691)	18,213

Loss before income taxes	(84,202)	(31,758)	(262,205)
Income tax benefit	—	—	85

Net loss	(84,202)	(31,758)	(262,120)
Preferred stock dividends	6,047	6,047	6,047

Net loss applicable to common stock	$(90,249)	$(37,805)	$(268,167)

PER COMMON SHARE
Net loss applicable to common stock—basic	$(2.48)	$(1.05)	$(7.47)
Net loss applicable to common stock—diluted	$(2.48)	$(1.05)	$(7.47)

Weighted average common shares outstanding—basic	36,390	36,124	35,921
Weighted average common shares outstanding—diluted	36,390	36,124	35,921

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,202)	$(31,758)	$(262,120)
Adjustments to reconcile net loss to net cash provided by operating activities—Depletion, depreciation and amortization	141,222	131,811	105,913
Unrealized (gain) loss on derivatives not designated as hedges	41,278	(3,234)	(31,794)
Impairment	47,818	8,111	234,887
Exploration costs	12,848	—	—
Amortization of leasehold costs	5,948	5,487	5,963
Share based compensation (non-cash)	6,903	6,495	7,554
(Gain) loss on sale of assets	(44,606)	(236)	2,824
Gain on extinguishment of debt	—	(62)	—
Amortization of finance cost and debt discount	12,819	14,351	19,256
Amortization of transportation obligation	1,457	2,873	—
Change in assets and liabilities:
Restricted cash	—	4,232	(4,232)
Accounts receivable, trade and other, net of allowance	580	355	(343)
Income taxes receivable/payable	277	3,995	11,103
Accrued oil and natural gas revenue	1,399	(5,500)	403
Inventory	6,415	(796)	(7,169)
Prepaid expenses and other	3,356	(2,953)	(1,285)
Accounts payable	26,999	(1,079)	14,571
Accrued liabilities	(6,722)	4,248	4,901

Net cash provided by operating activities	173,789	136,340	100,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(252,416)	(335,236)	(264,967)
Proceeds from sale of assets	90,922	172	64,887

Net cash used in investing activities	(161,494)	(335,064)	(200,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(132,000)	(42,000)	(54,500)
Proceeds from bank borrowings	124,500	144,500	54,500
Proceeds from high yield offering	—	275,000	—
Repurchase of convertible notes	—	(176,422)	—
Debt issuance costs	(66)	(9,341)	(492)
Preferred stock dividends	(6,047)	(6,047)	(6,047)
Exercise of stock options and warrants	16	—	10
Other	(857)	(1,407)	(1,151)

Net cash provided by (used in) financing activities	(14,454)	184,283	(7,680)

Decrease in cash and cash equivalents	(2,159)	(14,441)	(107,328)
Cash and cash equivalents, beginning of period	3,347	17,788	125,116

Cash and cash equivalents, end of period	$1,188	$3,347	$17,788

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$39,516	$35,000	$18,014
Cash paid during the year for taxes	$—	$—	$—

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/ (Deficit)	Total Stockholders’ Equity
	Shares	Value	Shares	Value		Shares	Value
Balance at January 1, 2010	2,250	$2,250	37,452	$7,166	$637,335	(20)	$(411)	$(200,955)	$445,385
Net loss	—	—	—	—	—	—	—	(262,120)	(262,120)
Employee stock plans	—	—	282	52	7,502	—	—	—	7,554
Employee stock option exercise	—	—	—	1	9	—	—	—	10
Director stock grants	—	—	24	5	301	—	—	—	306
Repurchases of stock	—	—	—	3	(1)	(65)	(1,113)	—	(1,111)
Retirement of stock	—	—	(73)	(15)	(1,313)	73	1,328	—	—
Dividends	—	—	—	—	—	—	—	(6,047)	(6,047)
Other	—	—	—	—	(5)	—	—	—	(5)

Balance at December 31, 2010	2,250	$2,250	37,685	$7,212	$643,828	(12)	$(196)	$(469,122)	$183,972
Net loss	—	—	—	—	—	—	—	(31,758)	(31,758)
Equity portion of convertible notes redeemed	—	—	—	—	(7,944)	—	—	—	(7,944)
Employee stock plans	—	—	350	70	6,425	—	—	—	6,495
Director stock grants	—	—	21	4	385	—	—	—	389
Repurchases of stock	—	—	—	—	—	(86)	(1,407)	—	(1,407)
Retirement of stock	—	—	(53)	(10)	(904)	53	914	—	—
Shares returned pursuant to Share Lending Agreement	—	—	(1,624)	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(6,047)	(6,047)

Balance at December 31, 2011	2,250	$2,250	36,379	$7,276	$641,790	(45)	$(689)	$(506,927)	$143,700

Net loss	—	—	—	—	—	—	—	(84,202)	(84,202)
Employee stock plans	—	—	386	77	6,826	—	—	—	6,903
Director stock grants	—	—	57	11	721	—	—	—	732
Repurchases of stock	—	—	—	—	—	(100)	(857)	—	(857)
Options Exercised	—	—	4	1	15	—	—	—	16
Retirement of stock	—	—	(68)	(13)	(894)	68	907	—	—
Dividends	—	—	—	—	—	—	—	(6,047)	(6,047)

Balance at December 31, 2012	2,250	$2,250	36,758	$7,352	$648,458	(77)	$(639)	$(597,176)	$60,245

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Accounting Policies

Goodrich Petroleum Corporation (together with its subsidiary, “we,” “our,” or the “Company”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) South Texas, which includes the Eagle Ford Shale Trend, (ii) Northwest Louisiana and East Texas, which includes the Haynesville Shale and Cotton Valley Taylor Sand, and (iii) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale.

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

Restricted Cash—Restricted cash held in escrow at December 31, 2010 totaling $4.2 million was paid out in 2011 for the posting of the suspensive appeal bond relating to the Hoover Tree Farm, LLC v. Goodrich Petroleum Company, LLC, et al. litigation. None of the cash was restricted as of December 31, 2011 or December 31, 2012. See Note 9.

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

We accrue a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. As of each of December 31, 2012 and 2011, our allowance for doubtful accounts was immaterial.

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

As of December 31, 2012 and 2011, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, we had interests in oil and natural gas properties totaling $718.3 million, net of accumulated depletion, which we account for under the successful efforts method. The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review. Due to the uncertainty inherent in these factors, we cannot predict when or if additional future impairment charges will be recorded. We estimated future net cash flows generated from our oil and natural gas properties by using forecasted oil and natural gas prices published by the New York Mercantile Exchange (“NYMEX”).

We determined during 2012 that the carrying amount of certain of our oil and natural gas properties were not recoverable from future cash flows and, therefore, we recorded an impairment of $47.8 million for the year ended December 31, 2012. These impairment charges reduced the fields’ carrying value to an estimated fair value of $3.3 million as of December 31, 2012.

Total impairment associated with our oil and natural gas properties for the years ended December 31, 2011 and 2010 was $8.1 million and $234.9 million, respectively.

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

Transportation Obligation—We entered into a natural gas gathering agreement with an independent service provider, effective July 27, 2010. The agreement is scheduled to remain in effect for a period of ten years and requires the service provider to construct pipelines and facilities to connect our wells to the service provider’s gathering system in our Eagle Ford Shale Trend area of South Texas. In compensation for the services, we agreed to pay the service provider 110 percent of the total capital cost incurred by the service provider to construct new pipelines and facilities. The service provider bills us for 20 percent of the accumulated unpaid capital costs annually.

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

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At December 31, 2012 and 2011, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

Derivative Instruments—We use derivative instruments such as futures, forwards, options, collars and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas and to hedge our exposure to changing interest rates. Accounting standards related to derivative instruments and hedging activities require that all derivative instruments subject to the requirements of those standards be measured at fair value and recognized as assets or liabilities in the balance sheet. We offset the fair value of our asset and liability positions with the same counterparty for each commodity type. Changes in fair value are required to be recognized in earnings unless specific hedge accounting criteria are met. We have not designated any of our derivative contracts as hedges, accordingly; changes in fair value are reflected in earnings.

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

Earnings Per Share—Basic income per common share is computed by dividing net income available to common stockholders for each reporting period by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders for each reporting period by the weighted average number of common shares outstanding during the period, plus the effects of potentially dilutive stock options and restricted stock calculated using the Treasury Stock method and the potential dilutive effect of the conversion of shares associated with Series B Convertible Preferred Stock, 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”) and 5% Convertible Senior Notes due 2029 (the “2029 Notes”).

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk—Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
BP Energy Company	34%	—	—
Flint Hill Resources, LLC	15%	—	—
Shell Energy Resources LP	—	11%	17%
Regency Field Services LLC	—	10%	—
Louis Dreyfus Corporation	—	—	29%

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASU 2011-05 “Comprehensive Income: Presentation of Comprehensive Income”—In June 2011, the FASB issued guidance intended to eliminate the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance does not have an impact on the Company’s financial condition, results of operations or cash flows.

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

NOTE 2—Share-Based Compensation Plans

Overview

At our annual meeting of stockholders in May 2006, our shareholders approved our 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides for grants to employees and non-employee directors. Under the 2006 Plan, a maximum of 2.0 million new shares are reserved for issuance as awards of share options to officers, employees and non-employee directors. In May 2011, our shareholders amended the 2006 Plan to increase the maximum number of new shares reserved for issuance as awards of share options to officers, employees and non-employee directors by 2.0 million. As of December 31, 2012, a total of 855,142 shares were available for future grants under the 2006 Plan.

The 2006 Plan is intended to promote the interests of the Company by providing a means by which employees, consultants and directors may acquire or increase their equity interest in the Company and may develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The 2006 Plan is also intended to enhance the ability of the Company and its Subsidiary to attract and retain the services of individuals who are essential for the growth and profitability of the Company.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the pretax components of our share-based compensation programs recorded, recognized as a component of general and administrative expenses in the Consolidated Statement of Operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Restricted stock expense	$6,670	$6,194	$5,944
Stock option expense	233	301	1,609
Director stock expense	585	525	502

Total share-based compensation:	$7,488	$7,020	$8,055

Stock Options

The 2006 Plan provides that the option price of shares issued be equal to the market price on the date of grant. With the exception of option grants to non-employee directors, which vest immediately, options vest ratably on the anniversary of the date of grant over a period of time, typically three years. All options expire ten years after the date of grant.

Option activity under our stock option plans as of December 31, 2012, and changes during the year ended December 31, 2012 were as follows:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at January 1, 2012	914,134	$21.49	3.95	$74
Granted	—	—	—	—
Exercised	4,000	4.11	—	—
Forfeited	9,150	21.59	—	—

Outstanding at December 31, 2012	900,984	$21.57	2.92	$18

Exercisable at December 31, 2012	864,849	$21.56	2.83	$18

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the fourth quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The amount of aggregate intrinsic value will change based on the fair market value of our stock. The total intrinsic value of options exercised during the years ended December 31, 2012, and 2010 was less than $0.1 million in both years. There were not any exercised in 2011.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
		(years)
$4.85	4,000	0.42	$4.85	4,000	$4.85
$16.46 and $19.78	307,300	2.11	18.08	307,300	18.08
$21.59 to $27.81	589,684	3.40	23.50	553,549	23.62

	900,984	2.92	$21.57	864,849	$21.56

No options were granted in 2012 or 2011. During 2010 we modified 60,000 stock options under the plan valued at an aggregate of $0.4 million. The estimated fair value of the options modified during 2010 and prior years was calculated using a Black-Scholes Merton option pricing model (“Black-Scholes”).

The following schedule reflects the various assumptions included in the Black-Scholes model as it relates to the valuation of our options of the options modified in 2010:

2010
Risk-free interest rate (1)	2.55%
Expected volatility (2)	64%
Expected dividend yield (3)	0%
Expected term (4) (in years)	6

(1)	Risk-free interest rate—is based on a zero-coupon U.S. government instrument over the expected term.
(2)	Expected volatility—is based on the weighted average historical volatility of our common stock.
(3)	Expected dividend yield—we do not pay dividends on our common stock.
(4)	Expected term—we use the midpoint of the vesting period and the life of the grant to estimate employee option exercise timing.

As of December 31, 2012, total unrecognized compensation cost related to options is as follows:

	Unrecognized compensation costs	Weighted Average years to recognition
	(thousands)	(years)
December 31, 2012	$93	0.12

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock activity and values under our plan for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Number of Shares Granted	Value of Shares Granted	Fair Value of Stock Vested
		(thousands)	(thousands)
2012	1,073,727	$9,533	$3,335
2011	561,714	7,921	5,764
2010	471,845	7,432	4,342

Restricted stock activity under our plan for the year ended December 31, 2012, and changes during the year then ended were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value	Total Value
			(thousands)
Unvested at January 1, 2012	931,809	$15.42	$14,373
Vested	(386,640)	16.51	(6,384)
Granted	1,073,727	8.88	9,533
Forfeited	(77,246)	15.23	(1,177)

Unvested at December 31, 2012	1,541,650	$10.60	$16,345

As of December 31, 2012, total unrecognized compensation cost related to restricted stock is as follows:

	Unrecognized compensation costs	Weighted Average years to recognition
	(thousands)	(years)
December 31, 2012	$15,526	2.27

NOTE 3—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the periods ending December 31, 2012 and 2011 is as follows (in thousands):

	December 31,
	2012	2011
Beginning balance	$17,425	$16,075
Liabilities incurred	693	566
Revisions in estimated liabilities (1)	2,005	1,525
Liabilities settled	(767)	(1,904)
Accretion expense	1,111	1,286
Dispositions	(2,161)	(123)

Ending balance	$18,306	$17,425

Current liability	$168	$5,176
Long term liability	$18,138	$12,249

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	We increased our estimated liability by over $2.0 million as a result of a change in timing from the well useful life to the overall field useful life, while the plug and abandonment costs remained relatively flat with only slight increases.

NOTE 4—Debt

Debt consisted of the following balances as of the dates indicated (in thousands):

	December 31, 2012			December 31, 2011
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$95,000	$95,000	$95,000	$102,500	$102,500	$102,500
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	218,500	198,242	204,975	218,500	188,197	201,785
8.875% Senior Notes due 2019	275,000	275,000	261,250	275,000	275,000	243,898

Total debt	$588,929	$568,671	$561,654	$596,429	$566,126	$548,612

(1)	The carrying amount for the Senior Credit Facility represents fair value because the variable interest rates are reflective of current market conditions and the carrying amount of the 3.25% Convertible Senior Notes due 2026 represents fair value because the last transacted activity was at par; otherwise, fair value was obtained by direct market quotes within Level 1 of the fair value hierarchy.
(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was $20.3 million and $30.3 million as of December 31, 2012 and December 31, 2011, respectively.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	December 31, 2012		December 31, 2011			December 31, 2010
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate		Interest Expense	Effective Interest Rate
Senior Credit Facility	5,114	3.7%	3,180	—	*	2,611	— *
3.25% Convertible Senior Notes due 2026	14	3.3%	4,305	9.	%	14,537	9.0%
5.0% Convertible Senior Notes due 2029	21,968	11.4%	20,948	10.5%		20,031	11.2%
8.875% Senior Notes due 2019	25,308	9.2%	20,910	8.9%		—	—

*	An Effective Interest Rate Calculation is not meaningful for the years ended December 31, 2011 and December 31, 2010 since there were only minimal average amounts borrowed under the Senior Credit Facility during the period.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total lender commitments under the Senior Credit Facility are $600 million subject to borrowing base limitations as of December 31, 2012 of $210 million. The Senior Credit Facility matures on July 1, 2014 subject to automatic extension to February 25, 2016, if, prior to maturity, we prepay or escrow certain proceeds sufficient to prepay our $218.5 million 5% Convertible Senior Notes due 2029 (the “2029 Notes”). Revolving borrowings under the Senior Credit Facility are limited to, and subject to, periodic redeterminations of the borrowing base. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 1.00% to 1.75%, or LIBOR plus 2.00% to 2.75%, depending on borrowing base utilization. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. As of December 31, 2012, we had $95 million outstanding under the Senior Credit Facility. Substantially all our assets are pledged as collateral to secure the Senior Credit Facility.

The terms of the Senior Credit Facility require us to maintain certain covenants. Capitalized terms used here, but not defined, have the meanings assigned to them in the Senior Credit Facility. In October 2011, we entered into a Sixth Amendment to the Senior Credit Facility which amended the EBITDAX annualized calculation and increased the borrowing base to $210 million. The primary financial covenants include:

•	Current Ratio of 1.0/1.0;

•	Ratio of EBITDAX to cash Interest Expense of not less than 2.5/1.0 for the trailing four quarters; and

•	Total Debt no greater than 4.0 times EBITDAX for the trailing four quarters.

As used in connection with the Senior Credit Facility, Current Ratio is consolidated current assets (including current availability under the Senior Credit Facility, but excluding non-cash assets related to our derivatives) to consolidated current liabilities (excluding non-cash assets related to our derivatives, accrued capital expenditures and current maturities under the Senior Credit Facility).

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

We were in compliance with all the financial covenants of the Senior Credit Facility as of December 31, 2012.

8.875% Senior Notes due 2019

On March 2, 2011, we sold $275 million of our 8.875% Senior Notes 2019 Notes (the “2019 Notes”). The 2019 Notes mature on March 15, 2019, unless earlier redeemed or repurchased. The 2019 Notes are our senior unsecured obligations and rank equally in right of payment to all of our other existing and future indebtedness. The 2019 Notes accrue interest at a rate of 8.875% annually, and interest is paid semi-annually in arrears on March 15 and September 15. The 2019 Notes are guaranteed by our subsidiary that also guarantees our Senior Credit Facility.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of 2029 Notes. The notes mature on October 1, 2029, unless earlier converted, redeemed or repurchased. The notes are our senior unsecured obligations and rank equally in right of payment to all of our other existing and future indebtedness. The notes accrue interest at a rate of 5% annually, and interest is paid semi-annually in arrears on April 1 and October 1 of each year, beginning in 2010. Interest began accruing on the notes on September 28, 2009.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We separately account for the liability and equity components of our 2029 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. Upon issuance of the notes in September 2009, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, we recorded a debt discount of $49.4 million, thereby reducing the carrying the value of $218.5 million notes on the December 31, 2009 balance sheet to $171.1 million and recorded an equity component net of tax of $32.1 million. The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. At December 31, 2012, $20.3 million debt discount remains to be amortized on the 2029 notes.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Loss Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the years ended December 31, 2012, 2011 and 2010. The following table sets forth information related to the computations of basic and diluted loss per share.

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands, except per share data)
Basic loss per share:
Loss applicable to common stock	$(90,249)	$(37,805)	$(268,167)
Weighted-average shares of common stock outstanding (1)	36,390	36,124	35,921

Basic loss per share	$(2.48)	$(1.05)	$(7.47)

Diluted loss per share:
Loss applicable to common stock	$(90,249)	$(37,805)	$(268,167)
Dividends on convertible preferred stock (2)	—	—	—
Interest and amortization of loan cost on convertible senior notes, net of tax (3)	—	—	—

Diluted loss	$(90,249)	$(37,805)	$(268,167)

Weighted-average shares of common stock outstanding (1)	36,390	36,124	35,921
Assumed conversion of convertible preferred stock (2)	—	—	—
Assumed conversion of convertible senior notes (3)	—	—	—
Stock options and restricted stock (4)	—	—	—

Weighted-average diluted shares outstanding	36,390	36,124	35,921

Diluted loss per share	$(2.48)	$(1.05)	$(7.47)

(1) Shares of common stock outstanding under the Share Lending Agreement not included in the shares outstanding. See Note 7.	—	—	1,624,300
(2) Common shares issuable upon assumed conversion of convertible preferred stock were not presented as they would have been anti-dilutive.	3,587,850	3,587,850	3,587,850
(3) Common shares issuable upon assumed conversion of the 2026 Notes and the 2029 Notes were not presented as they would have been anti-dilutive.	6,310,974	7,067,065	8,958,395
(4) Common shares issuable on assumed conversion of restricted stock and employee stock option were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	238,222	171,177	53,144

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—Income Taxes

Income tax (expense) benefit consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$85
State	—	—	—

	—	—	85

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total	$—	$—	$85

The following is a reconciliation of the U.S. statutory income tax rate at 35% to our income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax (expense) benefit
Tax at U.S. statutory income tax	$29,471	$11,115	$91,772
Valuation allowance	(29,952)	(9,909)	(93,497)
State income taxes-net of federal benefit	1,618	(762)	1,860
Nondeductible expenses and other	(1,137)	(444)	(50)

Total tax (expense) benefit	$—	$—	$85

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2012	2011
Current deferred tax assets:
Accrued liabilities	$375	$849
Contingent liabilities and other	134	44
Less valuation allowance	(498)	(750)

Total current deferred tax assets	11	143
Current deferred tax liabilities:
Derivative financial instruments	(621)	(19,770)
Accrued liabilities	(26)	(93)

Total current deferred tax liabilities	(647)	(19,863)

Net current deferred tax liability	$(636)	$(19,720)

Noncurrent deferred tax assets:
Operating loss carry-forwards	$156,723	$132,442
Texas Margin Credit	575	607
Louisiana NOL	3,217	998
Mississippi NOL	75	—
Statutory depletion carry-forward	7,035	7,035
AMT tax credit carry-forward	1,324	1,245
Derivative financial instruments	1,395	6,097
Compensation	3,364	3,795
Contingent liabilities and other	512	—
Property and equipment	26,848	42,733

Total gross noncurrent deferred tax assets	201,068	194,952
Less valuation allowance	(193,459)	(163,875)

Net noncurrent deferred tax assets	7,609	31,077

Noncurrent deferred tax liabilities:
Bond discount	(61)	(49)
Contingent liabilities and other	—	(982)
Debt discount	(6,912)	(10,326)

Total non-current deferred tax liabilities	(6,973)	(11,357)

Net non-current deferred tax asset	$636	$19,720

The valuation allowance for deferred tax assets increased by $29.3 million in 2012. In determining the carrying value of a deferred tax asset, accounting standards provide for the weighing of evidence in estimating whether and how much of a deferred tax asset may be recoverable. As we have incurred net operating losses in 2012 and prior years, relevant accounting guidance suggests that cumulative losses in recent years constitute significant negative evidence, and that future expectations about income are insufficient to overcome a history of such losses. Therefore, with the before-mentioned adjustment of $29.3 million, we have reduced the carrying value of our net deferred tax asset to zero. The valuation allowance has no impact on our net operating loss (“NOL”) position for tax purposes, and if we generate taxable income in future periods, we will be able to use our NOLs to offset taxes due at that time. We will continue to assess the valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, we have federal NOL carry-forwards of approximately $450.1 million for tax purposes which begin to expire in 2026. We also have an alternative minimum tax credit carry-forward not subject to expiration of $1.3 million which will not begin to be used until after the available NOLs have been used or expired and when regular tax exceeds the current year alternative minimum tax.

The amount of unrecognized tax benefits did not materially change as of December 31, 2012. The amount of unrecognized tax benefits may change in the next twelve months; however we do not expect the change to have a significant impact on our results of operations or our financial position. We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions. With limited exceptions, we are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Our continuing practice is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations before December 31, 2013.

NOTE 7—Stockholders’ Equity

Share Lending Agreement

In connection with the offering of our 2026 Notes in December 2006, we lent an affiliate of Bear, Stearns & Co. (“BSC”) a total of 3,122,263 shares of our common stock under the Share Lending Agreement. On March 20, 2008, BSC returned 1,497,963 shares of the 3,122,263 originally borrowed shares and fully collateralized the remaining 1,624,300 borrowed shares with a cash collateral deposit of approximately $41.3 million.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—Derivative Activities

We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All gains and losses both realized and unrealized from our derivative contracts have been recognized in other income (expense) on our Consolidated Statement of Operations.

The following table summarizes the realized and unrealized gains and losses we recognized on our oil and natural gas derivatives for the years ended December 31, 2012, 2011 and 2010.

	December 31,
Oil and Natural Gas Derivatives (in thousands)	2012	2011	2010
Realized gain on oil and natural gas derivatives	$73,160	$31,305	$24,590
Unrealized gain (loss) on oil and natural gas derivatives	(41,278)	3,234	30,706

Total gain on oil and natural gas derivatives	$31,882	$34,539	$55,296

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all hedged are approved by the Hedging Committee of our Board of Directors, and reviewed periodically by the entire Board of Directors. As of December 31, 2012, the commodity derivatives we used were in the form of:

(a)	swaps, where we receive a fixed price and pay a floating price, based on NYMEX or specific transfer point quoted prices, and

(b)	swaptions, where we grant the counter party the right but not the obligation to enter into an underlying swap by a specific date at a specific strike price.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Domestic crude oil and natural gas prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering derivative contracts. We would have been at risk of losing a fair value amount of $2.4 million had our counterparties as a group been unable to fulfill their obligations as of December 31, 2012.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, our open forward positions on our outstanding commodity derivative contracts, all of which were with BNP Paribas, Royal Bank of Canada, JPMorgan Chase Bank, N.A., Merrill Lynch Commodities, Inc. and Wells Fargo Bank, N.A. , were as follows:

Contract Type	Daily Volume	Total Volume	Fixed Price	Fair Value at December 31, 2012 (in thousands)
Natural gas swaptions (MMBtu)
2014	20,000	7,300,000	$5.35	$(659)
Oil swaps (BBL)
2013	3,500	1,277,500	$92.25 – $103.15
2013 (1)	500	15,500	$101.50	1,774
Oil swaptions (BBL)
2014	1,500	547,500	$97.30 – $101.00	(3,328)

			Total	$(2,213)

(1)	Swap is only for the month of January.

During 2012, we entered into the following derivative contracts.

Contract Type	Daily Volume	Strike Price	Contract Start Date	Contract Termination
Oil swap (BBL)	500	$102.00	January 1, 2012	December 31, 2012
Oil swap (BBL)	500	$104.25	May 1, 2012	December 31, 2012
Oil swap (BBL)	500	$103.15	January 1, 2013	December 31, 2013
Oil swap (BBL)	500	$92.50	August 1, 2012	December 31, 2013
Oil swap (BBL)	500	$95.85	January 1, 2013	December 31, 2013
Oil swap (BBL)	500	$92.25	January 1, 2013	December 31, 2013
Oil swap (BBL)	500	$92.50	January 1, 2013	December 31, 2013
Oil swap (BBL)	500	$92.64	January 1, 2013	December 31, 2013
Oil swap (BBL)	500	$92.55	January 1, 2013	December 31, 2013

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of December 31, 2012 and 2011 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Footnote 1 “Fair Value Measurement” for our discussion for inputs used and valuation techniques for determining fair values.

	2012 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$2,125	$—	$2,125
Current Liabilities Commodity Derivatives	—	(351)	—	(351)
Non-current Liabilities Commodity Derivatives	—	(3,987)	—	(3,987)

Total	$—	$(2,213)	$—	$(2,213)

	2011 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$56,486	$—	$56,486
Non-current Liabilities Commodity Derivatives	—	(17,420)	—	(17,420)

Total	$—	$39,066	$—	$39,066

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap

We have variable-rate debt obligations that expose us to the effects of changes in interest rates. To partially reduce our exposure to interest rate risk, from time to time we enter into interest rate swap agreements. Our last interest rate swap contract ended April 2010. At December 31, 2012 and 2011, we did not have any interest rate swaps in place.

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

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2012 (in thousands).

	Payment due by Period
	Note	Total	2013	2014	2015	2016	2017 and After
Long term debt (1)	4	$493,929	$—	$218,500	$—	$275,429	$—
Interest on notes	4	97,477	35,345	32,614	24,420	5,098	—
Office space leases		7,220	1,202	1,104	983	1,020	2,911
Office equipment leases		706	357	253	96	—	—
Drilling rigs & operations contracts		12,126	11,825	230	65	6	—
Transportation contracts		7,269	1,809	1,092	1,092	1,092	2,184

(1)

The 2026 Notes have a provision at the end of years 5, 10 and 15, for the investors to demand payment on these dates; the first such date was December 1, 2011; all but the remaining $0.4 million were redeemed. The next ‘put’ date for the remaining 2026 Notes is December 1, 2016. The $218.5 million 5.0% convertible

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

senior notes have a provision by which on or after October 1, 2014, we may redeem all or a portion of the notes for cash, and the investors may require us to repurchase the notes on each of October 1, 2014, 2019 and 2024. The balance outstanding under our Senior Credit Facility is not included as it is revolving debt.

(2)	This table does not include the estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $18.3 million. We record a separate liability for the asset retirement obligations. See Note 3.

Operating Leases—We have commitments under an operating lease agreement for office space and office equipment leases. Total rent expense for the years ended December 31, 2012, 2011, and 2010, was approximately $1.2 million, $1.1 million and $1.1 million.

Drilling Contracts—We have one drilling rig under contract as of December 31, 2012 which is scheduled to expire in 2013.

Defined Contribution Plan—We have a defined contribution plan (“DCP”) which matches a portion of employees’ contributions. Participation in the DCP is voluntary and all regular employees of the Company are eligible to participate. We charged to expense plan contributions of $0.7 million, $0.7 million and $0.6 million for 2012, 2011 and 2010, respectively.

Transportation Contracts—We have commitments under a transportation contract for our Eagle Ford Shale Trend properties. See Footnote 1 “Transportation Obligation” for further information.

NOTE 10—Related Party Transactions

Patrick E. Malloy, III, Chairman of the Board of Directors of our company is a principal of Malloy Energy Company, LLC (“MEC”). MEC owns various small working interests in the Bethany Longstreet field for which we are the operator. In accordance with industry standard joint operating agreements, we bill MEC for its share of capital and operating cost on a monthly basis. As of December 31, 2012 and 2011, the amounts billed and outstanding to MEC for its share of monthly capital and operating costs were both less than $0.1 million, and are included in trade and other accounts receivable at each year-end. Such amounts at each year-end were paid by MEC to us in the month after billing and is current on payment of its billings.

We also serve as the operator for a number of other oil and natural gas wells owned by affiliates of MEC in which we will earn a working interest after payout. In accordance with industry standard joint operating agreements, we bill the affiliates for its share of the capital and operating costs of these wells on a monthly basis. As of December 31, 2012 and 2011, the amounts billed and outstanding to the affiliate for its share of monthly capital and operating costs were both less than $0.1 million, and are included in trade and other accounts receivable at each year-end. Such amounts at each year-end were paid by the affiliate to us in the month after billing and the affiliate is current on payment of its billings.

On May 25, 2010, we entered into a participation agreement with Turnham Interests, Inc., a private company owned by Robert C. Turnham, Jr. (the “Turnham Participation Agreement”). Mr. Turnham is our President and Chief Operating Officer and is a member of our Board of Directors. Pursuant to the Turnham Participation Agreement, we purchased from Turnham Interests, Inc., at a cash price of $1,250 per net acre, a 95% working interest in approximately 813 net acres in the Eagle Ford Shale oil play in Frio County, Texas. In addition, we agreed to pay for and carry the costs associated with the drilling and completion of an initial well on the acreage, to the extent such costs are attributable to the 5% working interest in such acreage retained by Turnham Interests, Inc. The total cash consideration received by Turnham Interests, Inc. was approximately $1 million. The term of the Turnham Participation Agreement is three years, or for so long as there is commercial production from the acreage.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11—Acquisitions and Divestitures

Acquisitions

During 2012, we acquired rights to an additional 56,400 gross (54,000 net) acres in undeveloped leases in the Tuscaloosa Marine Shale for a total of $18.4 million.

During 2011, we had acquired approximately 80,200 net acres in leases in the Tuscaloosa Marine Shale, an oil-rich formation that straddles Southeastern Louisiana and Southwestern Mississippi. We paid approximately $15.5 million in cash for the acreage.

Divestitures

On September 28, 2012, we sold our interest in certain non-core properties in the South Henderson field located in East Texas for $95 million, realizing a gain on the sale of assets of $44.0 million. The sale was effective on July 1, 2012.

We also recognized an aggregate gain of $0.6 million on other divestures of non-operated properties in 2012.

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

We recognized additional expense related to the Resignation Agreement of approximately $0.9 million during the year ended December 31, 2010.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(Unaudited)

Oil and Natural Gas Producing Activities (Unaudited)

Overview

All of our reserve information related to crude oil, condensate and natural gas liquids and natural gas was compiled based on estimates prepared and reviewed by our engineers. The technical persons primarily responsible for overseeing the preparation of the reserves estimates meet the requirements regarding qualifications. The reserves estimation is part of our internal controls process subject to management’s annual review and approval. These reserves estimates are prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), our independent reserve engineers consulting firm, as of December 31, 2012, 2011 and 2010. A copy of NSAI’s summary reserve report for 2012 is furnished as exhibit 99.1 to this Annual Report on Form 10-K. All of the subject reserves are located in the continental United States, primarily in Texas and Louisiana.

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

Prices we used to value our reserves are based on the twelve-month un-weighted arithmetic average of the first-day-of-the-month price for the period January through December 2012. For oil volumes, the average WTI spot price of $91.21 per barrel is adjusted by lease for quality, transportation fees, and regional price differentials. For natural gas volumes, the average Henry Hub spot price of $2.76 per MMBtu is adjusted by lease for energy content, transportation fees, and regional price differentials.

Capitalized Costs

The table below reflects our capitalized costs related to our oil and natural gas producing activities at December 31, 2012, and 2011 (in thousands):

	2012	2011
Proved properties	$1,532,199	$1,471,898
Unproved properties	87,715	70,508

	1,619,914	1,542,406
Less accumulated depreciation, depletion and amortization	(901,621)	(820,950)

Net oil and natural gas properties	$718,293	$721,456

We have $9.7 million of capitalized exploratory well costs that are pending the determination of proved reserves as of December 31, 2012 and had none as of December 31, 2011.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(Unaudited)

Costs Incurred

Costs incurred in oil and natural gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Property Acquisition
Unproved	$22,325	$22,698	$33,456
Proved	—	—	—
Exploration	34,529	4,815	33,580
Development (1)	198,918	304,215	218,342

	$255,772	$331,728	$285,378

(1)	Includes asset retirement costs of $2.7 million in 2012, $2.1 million in 2011 and $1.3 million in 2010.

The following table sets forth our net proved oil and natural gas reserves at December 31, 2012, 2011 and 2010 and the changes in net proved oil and natural gas reserves during such years:

	Natural Gas (Mmcf) (5)			Oil, Condensate and NGLs (MBbls) (5)
	2012	2011 (4)	2010	2012	2011 (4)	2010
Proved reserves at beginning of period	408,707	454,189	415,301	13,516	1,618	877
Revisions of previous estimates (1)	(112,601)	(78,859)	1,383	(1,372)	6,485	88
Extensions, discoveries and improved recovery (2)	4,420	69,643	102,751	4,661	6,059	820
Purchases of minerals in place	—	—	—	—	—	—
Sales of minerals in place	(20,919)	(99)	(32,431)	(2,524)	(3)	(17)
Production	(25,626)	(36,167)	(32,815)	(1,092)	(643)	(150)

Proved reserves at end of period	253,981	408,707	454,189	13,189	13,516	1,618

Proved developed reserves:
Beginning of period	169,344	187,417	162,935	6,532	746	431
End of period	119,671	169,344	187,417	6,447	6,532	746

	Natural Gas Equivalents (Mmcfe) (5)
	2012	2011 (4)	2010
Proved reserves at beginning of period	489,805	463,899	420,561
Revisions of previous estimates (1)	(120,832)	(39,949)	1,916
Extensions, discoveries and improved recovery (2)	32,387	106,000	107,670
Purchases of minerals in place	—	—	—
Sales of minerals in place (3)	(36,063)	(116)	(32,532)
Production	(32,181)	(40,029)	(33,716)

Proved reserves at end of period	333,116	489,805	463,899

Proved developed reserves:
Beginning of period	208,538	191,893	165,519
End of period	158,352	208,538	191,893

(1)	Revisions of previous estimates in 2012 were negative reflecting significant natural gas pricing decreases which caused a number of our vertical proved undeveloped natural gas locations, primarily in Northwest Louisiana and East Texas areas, to become uneconomic at those lower price levels.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(Unaudited)

(2)	Extensions and discoveries were positive on an overall basis in all three periods presented, primarily related to our continued drilling activity on existing and newly acquired properties in the Northwest Louisiana, East Texas and South Texas areas. We recognized reserve adds of 32.4 Bcfe in 2012 related to extensions and discoveries, of which approximately 2.1 Bcfe is attributed to the Haynesville Shale Trend and Cotton Valley Taylor Sand, approximately 29.1 Bcfe is attributed to the Eagle Ford Shale Trend and 1.2 Bcfe in other areas.
(3)	In 2012, we sold approximately 36.1 Bcfe attributed to the sale of properties in the South Henderson field located in East Texas. In December 2010, we sold approximately 33 Bcfe attributed to our shallow rights in several fields in East Texas and Northwest Louisiana retaining ownership of all the deep rights including the Haynesville Shale Trend formations.
(4)	Reserves were recast for 2011 to break out NGLs from our natural gas in our Eagle Ford Shale Trend, West Brachfield, South Henderson, Minden and Beckville fields. Our production and sales volumes are accounted for and disclosed based on the wet gas stream at the point of sale.
(5)	We report no NGL production, as NGLs are processed after the point of sale. However, we share and receive the pricing benefit of the revenue stream of the gas through the processing. We believe that presenting NGLs separately from natural gas and oil in our reserve report provides more information for our investors. The presentation of NGLs as a separate commodity more accurately presents to investors our economic interest in those NGLs separated, produced and sold from the wet gas streams (which we realize through our sharing in the revenue stream attributable to the processed NGLs). These commodities have separate pricing that is monitored in the marketplace.

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves as of year-end is shown below (in thousands):

	2012	2011	2010
Future revenues	$1,608,629	$2,242,060	$1,835,800
Future lease operating expenses and production taxes	(467,600)	(497,901)	(424,560)
Future development costs (1)	(465,500)	(694,192)	(513,252)
Future income tax expense	(4,149)	(11,384)	(10,172)

Future net cash flows	671,380	1,038,583	887,816
10% annual discount for estimated timing of cash flows	(313,931)	(590,613)	(529,138)

Standardized measure of discounted future net cash flows	$357,449	$447,970	$358,678

Index price used to calculate reserves (2)
Natural gas (per Mcf)	$2.76	$4.12	$4.38
Oil (per Bbl)	$91.21	$92.71	$75.96

(1)	Includes cumulative asset retirement obligations of $18.1 million, $17.4 million and $16.1 million in 2012, 2011 and 2010, respectively.
(2)	These index prices, used to estimate our reserves at these dates, are before deducting or adding applicable transportation and quality differentials on a well-by-well basis.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(Unaudited)

Changes in the Standardized Measure

The following are the principal sources of change in the standardized measure of discounted net cash flows for the years shown (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$447,970	$358,678	$147,224
Net changes in prices and production costs related to future production	(193,096)	(1,607)	113,068
Sales and transfers of oil and natural gas produced, net of production costs	(146,490)	(160,543)	(108,242)
Net change due to revisions in quantity estimates	(178,468)	(47,233)	1,962
Net change due to extensions, discoveries and improved recovery	197,583	259,967	153,509
Net change due to purchases and sales of minerals in place	(74,633)	(127)	(12,979)
Changes in future development costs	208,619	6,709	35,173
Previously estimated development cost incurred in period	69,688	18,080	21,231
Net change in income taxes	2,394	(591)	(2,507)
Accretion of discount	45,201	36,213	14,816
Change in production rates (timing) and other	(21,319)	(21,576)	(4,577)

Net increase (decrease) in standardized measures	(90,521)	89,292	211,454

Balance, end of year	$357,449	$447,970	$358,678

Summarized Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012
Revenues	$45,308	$41,346	$45,960	$48,231	$180,845
Operating income (loss)	(14,241)	(14,157)	31,854	(67,141)	(63,685)
Net income (loss)	(17,729)	(3,202)	12,405	(75,676)	(84,202)
Net income (loss) applicable to common stock	(19,241)	(4,714)	10,894	(77,188)	(90,249)
Basic income (loss) per common share	(0.53)	(0.13)	0.30	(2.12)	(2.48)
Diluted income (loss) per common share	(0.53)	(0.13)	0.30	(2.12)	(2.48)
2011
Revenues	$41,231	$52,871	$55,542	$51,425	$201,069
Operating income (loss)	(2,397)	2,080	176	(16,926)	(17,067)
Net income (loss)	(23,168)	82	13,632	(22,304)	(31,758)
Net income (loss) applicable to common stock	(24,680)	(1,430)	12,121	(23,816)	(37,805)
Basic income (loss) per common share	(0.68)	(0.04)	0.34	(0.66)	(1.05)
Diluted income (loss) per common share	(0.68)	(0.04)	0.33	(0.66)	(1.05)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

Our executive officers and directors and their ages and positions as of February 22, 2013, are as follows:

Name	Age	Position
Patrick E. Malloy, III	70	Chairman of the Board of Directors
Walter G. “Gil” Goodrich	54	Vice Chairman, Chief Executive Officer and Director
Robert C. Turnham, Jr.	55	President, Chief Operating Officer and Director
Mark E. Ferchau	59	Executive Vice President
Jan L. Schott	44	Senior Vice President and Chief Financial Officer
Michael J. Killelea	50	Senior Vice President, General Counsel and Corporate Secretary
Henry Goodrich	82	Chairman—Emeritus and Director
Josiah T. Austin	65	Director
Peter D. Goodson	70	Director
Michael J. Perdue	58	Director
Arthur A. Seeligson	54	Director
Stephen M. Straty	57	Director
Gene Washington	66	Director

Josiah T. Austin is the managing member of El Coronado Holdings, L.L.C., a privately owned investment holding company. He and his family own and operate agricultural properties in the state of Arizona and northern Sonora, Mexico through El Coronado Ranch & Cattle Company, L.L.C. and other entities. Mr. Austin previously served on the Board of Directors of Monterey Bay Bancorp of Watsonville, California, and is a prior board member of New York Bancorp, Inc., which merged with North Fork Bancorporation in 1998. He is an active investor in publicly traded financial institutions and is currently on The Board of Directors of Novogen, LTD. He became one of our directors in 2002.

Mark E. Ferchau became Executive Vice President of the Company in 2004. He had previously served as the Company’s Senior Vice President, Engineering and Operations, after initially joining the Company as a Vice President in 2001. Mr. Ferchau previously served as Production Manager for Forcenergy Inc. from 1997 to 2001 and as Vice President, Engineering of Convest Energy Corporation from 1993 to 1997. Prior thereto, Mr. Ferchau held various positions with Wagner & Brown, Ltd. and other independent oil and natural gas companies.

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

Michael J. Killelea joined the Company as Senior Vice President, General Counsel and Corporate Secretary in 2009. Mr. Killelea has almost 25 years of experience in the energy industry. In 2008, he served as interim Vice President, General Counsel and Corporate Secretary for Maxus Energy Corporation. Prior to that time, Mr. Killelea was Senior Vice President, General Counsel and Corporate Secretary of Pogo Producing Company from 2000 through 2007.

Patrick E Malloy, III became Chairman of the Board of Directors in 2003. He has been President and Chief Executive Officer of Malloy Enterprises, Inc., a real estate and investment holding company, and Malloy Real Estate, Inc. since 1973. In addition, Mr. Malloy served as a director of North Fork Bancorp (NYSE) from 1998 to 2002 and was Chairman of the Board of New York Bancorp (NYSE) from 1991 to 1998. He joined our Board of directors in 2000.

Michael J. Perdue is the President of PacWest Bancorp., a publicly traded holding company and of its subsidiary, Pacific Western Bank, both based in San Diego, California. Before assuming his present position in 2006, Mr. Perdue served as President and Chief Executive Officer of Community Bancorp Inc., from 2003. Over the course of his career, Mr. Perdue has held executive positions with several banking and real estate development organizations. He was elected to our Board of Directors in 2001.

Arthur A. Seeligson has been Managing Partner of Seeligson Oil Co. Ltd. since 1996 and also manages a family investment office in Houston, Texas. Previously, Mr. Seeligson was an investment banker focused on the oil and gas industry. He has served as one of our directors since 1995.

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

Stephen M. Straty is the America’s Co-Head Energy Investment Banking Group at Jefferies & Company, Inc. Mr. Straty joined the firm in 2008 and has nearly 30 years of experience in finance, most recently as Senior Managing Director and Head of the Natural Resources Group at Bear, Stearns & Co., Inc. where he worked for 17 years. Mr. Straty has extensive experience in serving a broad array of energy clients, having completed over $40.0 billion in merger and acquisition and financing assignments during the past ten years. He has served as a director since 2009.

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

Additional information required under Item 10, “Directors and Executive Officers of the Registrant and Corporate Governance,” will be provided in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

The information required by this Item is incorporated by reference to the information provided in our definitive proxy statement for the 2013 annual meeting of stockholders to be filed within 120 days from December 31, 2012. Additional information regarding our corporate governance guidelines as well as the complete text of our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and our Nominating and Corporate Governance Committee may be found on our website at www.goodrichpetroleum.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information provided under the caption “Executive Compensation” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the information provided under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2012.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the information provided under the caption “Transactions with Related Persons” and “Corporate Governance-Our Board-Board Size; Director Independence” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2012.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information provided under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page 46.

All schedules are omitted because they are not applicable, not required or the information is included within the consolidated financial information or related notes.

(a)(3)	Exhibits

2.1	Purchase Agreement by and between Goodrich Petroleum, L.L.C. and SND Operating, L.L.C., dated October 27, 2010 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on January 4, 2011).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Acquisition II, Inc., dated January 31, 1997 (Incorporated by reference to Exhibit 3.1 B of the Company’s Third Amended Registration Statement of Form S-1 (Registration No. 333-47078) filed on December 8, 2000).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated March 12, 1998 (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 1997).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 9, 2002 (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on December 3, 2007).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 30, 2007 (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 9, 2007).

3.6	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-12719) filed on February 19, 2008).

3.7	Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (File No. 001-12719) filed on December 22, 2005).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement filed February 20, 1996 on Form S-8 (File No. 33-01077)).

4.2	Registration Rights Agreement dated December 21, 2005 among the Company, Bear, Sterns & Co. Inc. and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-12719) filed on December 22, 2005).

4.4	Indenture, dated December 6, 2006, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2006).

4.5	Indenture, dated as of September 28, 2009, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.6	First Supplemental Indenture dated as of September 28, 2009, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.7	Form of 5.00% Convertible Senior Note due 2029 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.8	Indenture (including the Form of Note), related to our 8.875% Senior Notes due 2019, dated as of March 2, 2011 among the Company, the Guarantor and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 8, 2011).

4.9	Registration Rights Agreement dated as of March 2, 2011 among the Company, the Guarantor and J.P. Morgan Securities LLC, as representative of the several initial purchasers (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 8, 2011).

4.10*	First Supplemental Indenture dated as of April 1, 2011 among Goodrich Petroleum Corporation and Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as Trustee.

4.11*	Second Supplemental Indenture dated as of April 1, 2011 among Goodrich Petroleum Corporation and Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as Trustee.

10.1	Goodrich Petroleum Corporation 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement filed May 30, 1995 on Form S-4 (File No. 333-58631)).

10.2†	Goodrich Petroleum Corporation 2006 Long-Term Incentive Plan (Incorporated by reference to the Company’s Proxy Statement (File No. 001-12719) filed April 17, 2006).

10.3†	Goodrich Petroleum Corporation 1997 Non-Employee Director Compensation Plan (Incorporated by reference to the Company’s Proxy Statement (File No. 001-12719) filed April 27, 1998.

10.4†	Goodrich Petroleum Corporation Annual Bonus Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.5†	Non-employee Director Compensation Summary (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.6†	Form of Subscription Agreement dated September 27, 1999 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) dated October 15, 1999).

10.7†	Form of Grant of Restricted Phantom Stock (1995 Stock Option Plan) (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.8†	Form of Grant of Restricted Phantom Stock (2006 Long-Term Incentive Plan) (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.9†	Form of Director Stock Option Agreement (with vesting schedule) (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.10†	Form of Director Stock Option Agreement (immediate vesting) (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.11†	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.12†	Form of Nonqualified Option Agreement (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.13†	Consulting Services Agreement between Patrick E. Malloy and Goodrich Petroleum Corporation dated June 1, 2001 (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2001 (File No. 001-12719) filed on April 1, 2002).

10.14†	Amended and Restated Severance Agreement between the Company and Walter G. Goodrich dated November 5, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.15†	Amended and Restated Severance Agreement between the Company and Robert C. Turnham, Jr. dated November 5, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.16†	Amended and Restated Severance Agreement between the Company and Mark E. Ferchau dated November 5, 2007 (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.17	Second Amended and Restated Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas and certain lenders dated May 5, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2009).

10.18	First Amendment to Second Amended and Restated Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas and certain lenders, dated as of September 22, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 28, 2009).

10.19	Share Lending Agreement, dated November 30, 2006, among Goodrich Petroleum Corporation, Bear Stearns & Co. Inc. and Bear Stearns International Limited (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-12719) filed on December 4, 2006).

10.20	Resignation Agreement dated as of March 24, 2010 between David R. Looney and Goodrich Petroleum Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 26, 2010).

10.21	Participation Agreement between the Company and Turnham Interests, Inc. dated May 25, 2010 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 5, 2010).

10.22	Third Amendment to Second Amended and Restated Credit Agreement dated as of February 4, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on February 10, 2011).

10.23	Second Amendment to Second Amended and Restated Credit Agreement dated as of October 29, 2010 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on February 10, 2011).

10.24	Purchase Agreement dated as of February 25, 2011 among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and J.P. Morgan Securities LLC, as representative of the several initial purchasers (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 3, 2011).

10.25	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 3, 2011).

10.26	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of October 31, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 4, 2011).

10.27*	Fifth Amendment to Second Amended and Restated Credit Agreement dated as of May 16, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto, (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 24, 2012).

12.1*	Ratio of Earnings to Fixed Charges.

12.2*	Ratio of Earnings to Fixed Charges and Preference Securities Dividends.

21.1*	Subsidiary of the Registrant:

Goodrich Petroleum Company LLC—Organized in the State of Louisiana.

23.1*	Consent of Ernst & Young LLP—Independent Registered Public Accounting Firm.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on February 22, 2013.

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