Form 10-K/A
period 2012-12-31
GOODRICH PETROLEUM CORP
filed 2013-03-08
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The aggregate market value of Common Stock, par value $0.20 per share (Common Stock), held by non-affiliates (based upon the closing sales price on the New York Stock Exchange on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $359.7 million. The number of shares of the registrant’s common stock outstanding as of February 18, 2013 was 36,759,232

Documents Incorporated By Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to Goodrich Petroleum Corporation’s (the “Company” or “we”) Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “Commission”) on February 22, 2013 (Commission File No. 001-12719), is being filed solely to disclose all Part III information. In addition, in connection with the filing of this Amendment and pursuant to the rules of the United States Securities and Exchange Commission, the Company is including with this Amendment certain currently-dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Amendment does not update any other disclosure to reflect events occurring after the filing of the Original Filing. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. Pursuant to Rule 12b-15 under the Exchange Act, we have restated in its entirety each item of the Original Filing affected by this Amendment.

GOODRICH PETROLEUM CORPORATION

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED

December 31, 2012

(Amendment No. 1)

i

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

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

Set forth below is biographical information about each of the executive officers and directors named above.

Walter G. “Gil” Goodrich became Vice Chairman of our Board in 2003. He has served as our Chief Executive Officer since 1995. Mr. Goodrich was Goodrich Oil Company’s Vice President of Exploration from 1985 to 1989 and its President from 1989 to 1995. He joined Goodrich Oil Company, which held interests in and served as operator of various properties owned by a predecessor of the Company, as an exploration geologist in 1980. Gil Goodrich is the son of Henry Goodrich, our Chairman – Emeritus, Director. He has served as a director since 1995. Mr. Goodrich’s invaluable perspective as our top executive officer on the Board and his experience as a geologist and a businessman make him qualified to serve as a director.

Robert C. Turnham, Jr. has served as our Chief Operating Officer since 1995. He became President and Chief Operating Officer in 2003. He has held various positions in the oil and natural gas business since 1981. From 1981 to 1984, Mr. Turnham served as a financial analyst for Pennzoil. In 1984, he formed Turnham Interests, Inc. to pursue oil and natural gas investment opportunities. From 1993 to 1995, he was a partner in and served as President of Liberty Production Company, an oil and natural gas exploration and production company. He has served as a director since 2006. Mr. Turnham brings invaluable oil and gas operating experience to the Board. Additionally, he has held various executive management positions in the oil and natural gas business since 1981 and is able to assist the Board in creating and evaluating the Company’s strategic plan. For these reasons, Mr. Turnham is qualified to serve as a director.

Stephen M. Straty has served as one of our directors since 2009. He is the Americas Co-Head of Energy Investment Banking at Jefferies & Company, Inc. Mr. Straty joined the firm in 2008 and has 30 years of experience in finance, previously serving as Senior Managing Director and Head of the Natural Resources Group at Bear, Stearns & Co., Inc. where he worked for 17 years. Mr. Straty has extensive experience in serving a broad array of energy clients, having completed over $40.0 billion in merger and acquisition and financing assignments during the past ten years. Mr. Straty brings significant experience in both the finance and energy industries to the board. For these reasons, Mr. Straty is qualified to serve as a director.

Arthur A. Seeligson has served as one of our directors since 1995 and brings his knowledge of the oil and gas industry to the Board. He has been the Managing Partner of Seeligson Oil Co. Ltd. since 1996 and also manages a family investment office in Houston. Previously, Mr. Seeligson was an investment banker focused on the oil and gas industry. For these reasons, Mr. Seeligson is qualified to serve as a director.

Josiah T. Austin is the managing member of El Coronado Holdings, L.L.C., a privately owned investment holding company. He and his family own and operate agricultural properties in the state of Arizona and northern Sonora, Mexico through El Coronado Ranch & Cattle Company, L.L.C. and other entities. Mr. Austin previously served on the Board of Directors of Monterey Bay Bancorp of Watsonville, California, and is a prior board member of New York Bancorp, Inc., which merged with North Fork Bancorporation in 1998. He is an active investor in publicly traded financial institutions and is currently on the Board of Directors of Novogen, LTD and Protea Biosciences Group Inc. Mr. Austin brings his many years of experience as a successful rancher and independent businessman to the Board as well as his experience serving on numerous corporate and civic boards, including other publicly traded companies, which skills and experience qualify him to serve as a director. He became one of the Company’s directors in 2002.

Peter D. Goodson has been a lead member of the Mekong Capital Advisory Board, a Vietnamese private equity firm since 2010, an operating partner of Dubilier & Company since 1998 and a visiting lecturer at Haas Business School of the University of California, Berkeley, and the Berkeley-Columbia program where he has lectured since January 2004. Mr. Goodson is a former director of dELiA*s, Inc., Montgomery Ward & Co., Kidder, Peabody & Co., Broadgate Consultants, Silicon Valley Bancshares, the former New York Bancorp, Inc., and Dial Industries. Mr. Goodson brings his years of experience in advising corporate leaders in a variety of industries on a range of complex strategic, financial and business performance issues to the Board, which skills and experience qualify him to serve as a director. He was elected to the Company’s Board of Directors in 2011.

Henry Goodrich is Chairman of the Board—Emeritus. Mr. Goodrich began his career as an exploration geologist with the Union Producing Company and McCord Oil Company in the 1950’s. From 1971 to 1975, Mr. Goodrich was President, Chief Executive Officer and a partner of McCord-Goodrich Oil Company. In 1975, Mr. Goodrich formed Goodrich Oil Company, which held interests in and served as operator of various properties owned by a predecessor of the Company. He was elected to our board in 1995, and served as Chairman of our Board from 1996 through 2003. Mr. Goodrich brings his experience as a geologist and his expertise in our area of operations and industry to the Board, which skills and experience qualify him to serve as a director. Henry Goodrich is the father of Walter G. Goodrich.

Patrick E. Malloy, III became Chairman of the Board of Directors in 2003. He has been President and Chief Executive Officer of Malloy Enterprises, Inc., a real estate and investment holding company, and Malloy Real Estate, Inc. since 1973. In addition, Mr. Malloy served as a director of North Fork Bancorp (NYSE) from 1998 to 2002 and was Chairman of the Board of New York Bancorp (NYSE) from 1991 to 1998. Mr. Malloy’s previous experience as Chairman of the Board of New York Bancorp, Inc. makes him uniquely qualified to serve as Chairman of our Board. He is also very familiar with the oil and gas industry and areas in which we operate and contributes this knowledge to the Board. He joined the Company’s Board in 2000.

Michael J. Perdue has served as one of our directors since 2001. He is the President of PacWest Bancorp., a publicly traded holding company and of its subsidiary, Pacific Western Bank, both based in San Diego, California. Before assuming his present position in 2006, Mr. Perdue served as President and Chief Executive Officer of Community Bancorp Inc., from 2003. Over the course of his career, Mr. Perdue has held executive positions with several banking and real estate development organizations. His finance and business leadership skills from his career in the banking industry make him uniquely qualified to be a member of our Board as well as his qualifications as an audit committee financial expert under the SEC guidelines.

Gene Washington is the former Director of Football Operations with the National Football League (“NFL”) in New York. He previously served as a professional sportscaster and as Assistant Athletic Director for Stanford University prior to assuming his position with the NFL in 1994. Mr. Washington serves and has served on numerous corporate and civic boards, including serving as a director of the former New York Bancorp, a NYSE listed company. Mr. Washington contributes to the Board leadership skills that he honed throughout his career in the NFL. He was elected to the Company’s Board of Directors in 2003.

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

Jan L. Schott has served as our Senior Vice President and Chief Financial Officer since 2010. She joined us in 2007 as Vice President and Controller, serving as our Principal Accounting Officer. Prior to joining the Company, Ms. Schott served as Senior Manager, Expenditure Accounting and Systems Support of Apache Corporation since 2001. From 1997 to 2001, she served consecutively in the positions of Manager, Financial Analysis; Manager, Financial Accounting; and Manager, Expenditure Accounting. Prior to joining Apache Corporation, Ms. Schott was in public accounting with KPMG LLP from 1991 to 1997. Ms. Schott is a certified public accountant.

Michael J. Killelea joined the Company as Senior Vice President, General Counsel and Corporate Secretary in 2009. Mr. Killelea has almost 25 years of experience in the energy industry. In 2008, he served as interim-Vice President, General Counsel and Corporate Secretary for Maxus Energy Corporation. Prior to that time, Mr. Killelea was Senior Vice President, General Counsel and Corporate Secretary of Pogo Producing Company from 2000 through 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 and 5 with the SEC. Such officers, directors and 10% stockholders are also required to furnish us with copies of all Section 16(a) reports that they file.

To our knowledge, based solely on review of copies of such reports furnished to us and written representations that no other reports were required, all of our officers, directors and 10% stockholders complied with applicable reporting requirements of Section 16(a) with the exception of: one transaction on Patrick E. Malloy’s Form 4 due on March 28, 2012, which was filed on March 29, 2012, and one transaction on Peter D. Goodson’s Form 4 due on November 16, 2012, which was filed on November 19, 2012.

Governance Practices

General

Our Board believes that adherence to sound corporate governance policies and practices is important in ensuring that we are governed and managed with the highest standards of responsibility, ethics and integrity and in the best interests of our stockholders. As a result, our Board has adopted key governance documents, including Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and committee charters, which are intended to reflect a set of core values that provide the foundation for our governance and management systems and our interactions with others.

Copies of these documents are available on our website at www.goodrichpetroleum.com/about.us/corporate.governance.htm and are also available in print, free of charge, to any stockholder who requests them.

Corporate Code of Business Conduct and Ethics

Our Corporate Code of Business Conduct and Ethics, which is applicable to our directors, employees, including our executive officers, agents and representatives, can be viewed on our website at www.goodrichpetroleum.com/pdf/CodeofBusinessConductandEthics.pdf.

Any change to, or waiver from, our Corporate Code of Business Conduct and Ethics may be made only by our independent directors and will be disclosed as required by applicable securities laws and listing standards.

Audit Committee

Our Board of Directors has established an Audit Committee, whose current chairman is Michael J. Perdue and whose other members are Arthur A. Seeligson and Peter D. Goodson. Pursuant to its charter, our Audit Committee functions in an oversight role and has the following purposes:

•	overseeing the quality, integrity and reliability of the financial statements and other financial information we provide to any governmental body or the public;

•	overseeing our compliance with legal and regulatory requirements;

•

overseeing the qualifications, independence and performance of the independent auditor engaged for the purpose of rendering or issuing an audit report or performing other audit, review or attest services for us;

•	overseeing the effectiveness and performance of our internal audit function;

•	overseeing our systems of internal controls regarding finance, accounting, legal compliance and ethics that our management and our Board has established;

•

providing an open avenue of communication among our independent auditors, financial and senior management, the internal auditing department, and our Board, always emphasizing that the independent auditors are accountable to the Audit Committee;

•	producing the Audit Committee Report for inclusion in our annual proxy statement; and

•	performing such other functions our Board may assign to the Audit Committee from time to time.

A copy of our Audit Committee Charter can be viewed on our website at www.goodrichpetroleum.com/pdf/AuditCommitteeCharter.pdf.

In connection with these purposes, the Audit Committee recommends to our Board the independent registered public accounting firm to be engaged to audit our financial statements, annually reviews the independent auditor’s independence and quality control procedures, meets with the auditors and our financial management to review with them our significant accounting policies and its internal controls, provides opportunities for the auditors to meet with the Audit Committee and management, discusses matters discussed at Audit Committee meetings with the full Board, investigates any matters brought to its attention within the scope of its duties, reviews and assesses the adequacy of the Audit Committee charter on an annual basis, and has general responsibility in connection with related matters.

Our Board has determined that each member of the Audit Committee is independent under the SEC’s rules and regulations and the listing standards of the NYSE applicable to members of the Audit Committee and our Corporate Governance Guidelines. In addition, our Board has determined that each member of the Audit Committee has the requisite accounting and related financial management expertise under the listing standards of the NYSE. Based on Mr. Perdue’s business experience, which is described in more detail under “—Directors and Executive Officers” above, our Board has determined that he qualifies as an “audit committee financial expert” under the SEC’s rules and regulations. None of the members of the Audit Committee serve on the audit committee of more than two other public companies.

Item 11	Executive Compensation.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis contains statements regarding future company performance targets and goals. These targets and goals are disclosed in the limited context of our executive compensation program and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Overview of Our Executive Compensation Program

Our continued success is contingent on our ability to recruit, develop, motivate and retain top executive talent with the requisite skills and experience to develop, expand and execute our business strategy. As a result, we seek to deliver fair and competitive compensation for our executive officers by structuring our executive compensation program principally around three goals. First, we maintain compensation at competitive market levels, targeting a broad range of comparative pay of our Peer Group (defined below). Second, we believe our executive officers should be rewarded for executing performance goals designed to generate returns for our stockholders. As a result, we tie selected elements of our executive compensation program to company performance goals. Third, we seek to retain and motivate our executives through the grant of restricted phantom stock awards, which vest over three years, commencing on the first anniversary after the grant date. Our Chief Executive Officer (“CEO”) and our President are each significant stockholders, and the award of restricted phantom stock grants directly align their interests with those of our stockholders.

Throughout this “Item 11. Executive Compensation,” the individuals who served as our CEO and our Chief Financial Officer during the fiscal year ended December 31, 2012, as well as the other individuals included in the “Summary Compensation Table” are referred to as “Named Executive Officers” or “NEOs.”

Objectives of Our Executive Compensation Program

We have developed an executive compensation program that is designed to (1) recruit, develop and retain key executive officers responsible for our success and (2) motivate management to enhance long-term stockholder value. We view our employees as an investment for the future, and not just an expense of the Company. We invest in our people for the future opportunity to deliver more value to our shareholders. To that end, the Committee bases its executive compensation decisions on the following objectives:

•

Compensation should reflect the value of the officer’s job in the marketplace. To recruit, develop and retain a highly skilled work force, we must remain competitive with the pay of other employers that compete with us for talent.

•

Compensation should be based on the level of job responsibility as well as individual and company performance. As employees progress to higher levels in our organization, an increasing proportion of their pay should be linked to Company performance because they are in a position to have greater influence on Company results.

•

Compensation should reward individual performance and achievement of overall company goals. Our programs should deliver top-tier compensation given top-tier individual and Company performance; likewise, where performance falls short of expectations and/or the Company does not meet the goals set by the Board, our executive compensation program should deliver less compensation. In addition, the objectives of pay-for-performance and retention must be balanced. Even in periods of temporary downturns in Company performance, our executive compensation program should continue to ensure that successful, high-achieving employees will remain motivated to perform and committed to us.

Compensation Philosophy and Determination of Targeted Overall Compensation

To assist the Company in developing its compensation philosophy and in establishing targeted overall compensation (i.e., the aggregate level of compensation that we will pay to executives if performance goals are deemed to have been fully met), in 2012, the Compensation Committee engaged Longnecker & Associates (“L&A”) to conduct an independent, third-party study of the compensation of executive management at the Company and at comparable companies and provide analyses, conclusion and recommendations. L&A identified a group of peer companies to assess the competitiveness of our executive officers’ compensation as compared to executives with similar titles and responsibilities at companies with which the Company competes for talent to be used in connection with compensation decisions for 2012. This group of companies is referred to in this report as the “Peer Group.”

For 2012, L&A considered a combination of the following criteria to identify the companies to be included in the Peer Group: (i) the Company’s 2011 Peer Group; (ii) companies of similar size in the exploration and production industry; and (iii) exploration and production companies in similar regions of operations. L&A further refined its method for determining the Peer Group by focusing on those companies with comparable attributes to the Company, in the following areas: (a) annual revenue performance; (b) assets; (c) net income; (d) market capitalization and (e) enterprise value. The Compensation Committee believed that use of this methodology produced the appropriate Peer Group for comparison. L&A also reviewed the 2011 Peer Group to determine whether any modifications were warranted for 2012 and determined that in light of acquisitions and the factors discussed above that certain modifications were necessary for 2012.

With this focus and for these reasons, on the advice of L&A the Compensation Committee adopted the following Peer Group 2012, which consists of 12 U.S. domestic onshore exploration and production companies:

Bill Barrett Corp.	Oasis Petroleum, Inc.
Carrizo Oil & Gas, Inc.	Petroleum Development Corporation
EV Energy Partners LP	PetroQuest Energy, Inc.
EXCO Resources, Inc.	Penn Virginia Corporation
Forest Oil Corp.	Rosetta Resources, Inc.
GMX Resources, Inc.	Swift Energy Co.

The Compensation Committee will regularly review and refine the peer group as appropriate with input from its executive compensation consultant, if any.

L&A was engaged independently by the Compensation Committee. Whether L&A continues to provide consulting services in the area of executive compensation will be a decision reached independently by the Compensation Committee. L&A performs no consulting services for the Company except in the area of executive compensation. Further, the Compensation Committee is not under any obligation to follow the advice or recommendation of any consultant it chooses to engage. The Committee evaluated any possible conflict with L&A and determined that there were no conflicts of interest.

Compensation studies that are limited to a review of peer group proxy statements will cover in detail only those individuals for whom compensation information is disclosed publicly, which generally include only the five most highly compensated officers at each company. As a result, L&A used additional data from other broad compensation surveys to more fully develop targeted overall compensation levels for all of the executive officers. The Compensation Committee does not review the identities of the individual companies or the individuals that are included in these general compensation surveys.

Elements of Executive Compensation

After receiving the results of the L&A study and reviewing the Company’s compensation philosophy against the actual practices of the peer group, the Compensation Committee determined that the elements of targeted overall compensation for executive management should continue to include (1) base salary levels that are generally near the median of the Peer Group, (2) an annual bonus plan with payouts (if any) based on achievement of objectives approved by the Board, and (3) equity awards in the form of restricted phantom stock awards with time-based vesting requirements. L&A determined that for 2012, the total compensation awarded our NEOs, as more fully described below, was approximately 80% of median for similar positions.

Base Salaries. The Company seeks to provide its executive officers with assured cash compensation in the form of a base salary that is generally near the median for similar positions as determined through comparison to peer group proxies and independent compensation surveys as described above. L&A determined that our executive base salaries were at approximately 98% of median for similar positions. The base salaries paid to top executive officers during 2012 are shown in the Summary Compensation Table under the “Salary” column. Effective January 1, 2013, the Compensation Committee did not increase base salaries over the 2012 levels, and the current base salaries are set forth in the table below. The Compensation Committee expects to continue to review executive base salaries annually and to approve changes as appropriate.

		Salaries as of January 1,
Named Executive Officers	Position	2011($)	2012($)	2013($)
Walter G. Goodrich	Vice Chairman and CEO	460,000	478,400	478,400
Robert C. Turnham, Jr.	President and COO	435,000	452,400	452,400
Mark E. Ferchau	Executive Vice President	340,000	353,600	353,600
Jan L. Schott	Sr. Vice President and CFO	280,000	291,200	291,200
Michael J. Killelea	Sr. Vice President, General Counsel & Corporate Secretary	275,000	286,000	286,000

Incentive Bonus. Incentive bonuses, considered for payment annually as cash compensation, ensure that the executive officers focus on the achievement of near-term goals that are approved by the Board. Bonuses may be earned if the Company achieves its objectives in key performance metrics as discussed below.

The Compensation Committee made certain design changes to the 2012 bonus plan to reflect how companies in our Peer Group structure their short-term incentive plans, as companies in our Peer Group typically have plans with threshold requirements of 50% and maximum targets of 200%. Bonus targets as a percentage of base salary were set near the median for similar positions within the peer group. Those targets for 2012 were 150% for the CEO and President, 100% for the Executive Vice President, and 80% for the Senior Vice Presidents. To arrive at the 2012 target payout number, 60% of the 2012 annual bonus award was contingent upon our attainment of certain pre-established performance metrics and 40% was based on the Committee’s discretionary and subjective assessment of the Company’s 2012 performance. In addition, the Compensation Committee may exercise positive or negative discretion beyond the stated objectives.

The Compensation Committee selected the following performance metrics as the relevant financial targets, which the Committee viewed as consistent with the Company’s 2012 business plan: (1) oil production growth with a target of 175%, (2) oil finding and development costs with a target of $45 per BOE, (3) lease operating expenses (excluding workovers) with a target of $0.80 per mcfe, (4) general and administrative expenses (cash) with a target of $0.70 per mcfe, and (5) EBITDAX with a target of $175 million. The relative weighting target percentages of the five performance metrics were: oil production growth - 20%; oil finding & development costs - 10%; lease operating expenses -5%; general & administrative expenses - 5%; and EBITDAX - 20%.

Actual Company performance for 2012 was as follows: (1) oil production growth of 170%, (2) oil finding and development costs of $34.43 per barrel, (3) lease operating expenses (excluding workovers) of $0.69 per mcfe, (4) general and administrative expenses (cash) of $0.70 per mcfe, and (5) EBITDAX of $184 million. In general, the Company’s performance was at or above each respective metric’s targeted goal. Accordingly, the Compensation Committee approved bonus payouts for the executives at 120% of target, including the 40% discretionary component, reflecting (1) a continuing improvement in sustainability with our position in the South Texas Eagle Ford trend, (2) a continued strategic repositioning of our asset plays from being natural gas focused to a more diversified oil and natural gas asset base, (3) the initial success of the Company’s operations in the Tuscaloosa Marine Shale, and (4) overall individual and financially intangible performance improvement that cannot be defined by a single financial metric.

The following reflects the calculation of the actual incentive bonus payout amount:

	Financial Objective Target	2012 Company Performance	Target Percentage of Base Salary	Actual Percentage of Base Salary Payout
Oil Production Growth	175%	170%	20%	18%
Oil Finding & Development Costs	$45/BOE	$34.43/BOE	10%	20%
Lease Operating Expenses	$0.80/mcfe	$0.69/mcfe	5%	10%
General & Administrative Expenses	$0.70/mcfe	$0.70/mcfe	5%	5%
EBITDAX	$175 million	$184 million	20%	27%
Discretionary				40%
Total Annual Incentive Plan Awards				120%

The bonuses awarded for the Company’s 2012 performance are reflected in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.”

Long-Term Equity-Based Incentives

The specific objectives of our long-term equity-based compensation plan are to attract, motivate, and retain the services of key employees and enhance a sense of ownership, as well as to encourage those persons to assist in our development, growth and financial success. To align the compensation of our executive officers with the attainment of our business goals and an increase in stockholder value, we currently award grants of restricted phantom stock, which are subject to time-based vesting requirements, as part of our total compensation package. These grants are made pursuant to our 2006 Long-Term Incentive Plan, as amended. Existing ownership levels are not a factor in award determination, as we do not want to discourage executives from holding significant amounts of our common stock.

We believe that providing grants of restricted phantom stock focuses the named executives on delivering long-term value to our stockholders, while providing value to the executives in the form of equity awards. A grant of restricted phantom stock offers executives the opportunity to receive shares of our common stock on the date the forfeiture restriction lapses. In this regard, restricted phantom stock serves both to reward and retain executives, as the value of the restricted phantom stock is linked to the price of our common stock on the date the forfeiture restrictions lapses. Our restricted phantom stock awards vest in three equal annual installments beginning one year after the grant date. We believe that these vesting schedules aid us in retaining executives and motivating longer-term performance

We consider the proportion of equity-based incentives to salary and cash incentives when determining the size of grants of restricted phantom stock. In 2012, this proportion was approximately 43% for all of our NEOs. We believe this proportion reflects a correlation between executive compensation and Company performance in both the short and long-term. The Company seeks to grant equity incentive compensation such that total compensation would be competitive with executive officers in similar positions. The size of these grants was calculated based on a percentage of the NEO’s salary, with Mr. Goodrich, Mr. Turnham and Mr. Ferchau receiving grants based on 200% of their respective annual salaries, and Ms. Schott and Mr. Killelea receiving grants based on 150% of their respective annual salaries. For 2012, L&A determined that equity incentive compensation granted to our NEOs was at approximately 59% of median for similar positions.

Severance Benefits

We have severance agreements with Messrs. Goodrich, Turnham, and Ferchau. Ms. Schott and Mr. Killelea are covered by the Goodrich Petroleum Officer Severance Plan. We believe that the severance payments and other benefits provided under these agreements and the severance plan are appropriate, accounting for the time that is expected to take a separated officer to find another job following a termination that may have been outside of his or her control. Under the agreements and this plan, each officer is eligible for severance payments and other benefits if the officer’s employment is terminated without cause or due to a change of control (each a “Triggering Event”) as described below and under “Potential Payments Upon Termination or Change in Control” of this report.

•

Without Cause. Payments and other benefits are provided under the separation agreements and the plan if the officer is terminated without cause. The payments and other benefits provided upon this Triggering Event are intended to ease the consequences to the separated officer of an unexpected termination that under different circumstances would not have occurred and which is beyond the control of the officer.

•

Change of Control. Recognizing the importance of avoiding the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes, we provide payments and other benefits under the separation agreements if an officer is terminated due to a change in control. We believe that use of this Triggering Event protects stockholder interests by enhancing employee focus during rumored or actual change in control activity through (1) providing incentives to our officers to remain employed by us despite uncertainties while a transaction is under consideration or pending and (2) assuring severance and benefits for terminated officers.

Other Benefits

In addition to base pay, annual cash incentive, long-term equity-based incentives and severance benefits, we provide the following forms of compensation:

•

401(k) Savings Plan. We have a defined contribution profit sharing 401(k) plan designed to assist our eligible officers and employees in providing for their retirement. We match the contributions of our employees to the plan in cash, up to a maximum of 6% of eligible deferrals. Employees are immediately 100% vested in company contributions.

•

Health and Other Welfare Benefits. Our executive officers are eligible to participate in medical, dental, vision, disability insurance and life insurance to meet their health and welfare needs. These benefits are provided so as to assure that we are able to maintain a competitive position in terms of attracting and retaining officers and other employees. This is a fixed component of compensation and the benefits are provided on a non-discriminatory basis to all employees.

•

Perquisites. We do not provide significant perquisites or personal benefits to our executive officers. To the extent perquisites or other personal benefits are provided, they are determined on an individual basis as appropriate in light of competitive standards and the performance of our executive officers.

Other Matters

Stockholder Say-on-Pay Votes

The Company provides its stockholders with the opportunity to cast an annual advisory vote on executive compensation (the “Say-On-Pay Proposal”). At the Company’s annual meeting of stockholders held in May 2012, 87% of the votes cast on the Say-On-Pay Proposal were voted in favor of the proposal. The Compensation Committee believes that this high percentage affirms stockholders’ support of the Company’s approach to executive compensation, and, as a result, the Compensation Committee did not change its approach as it made compensation decisions for 2012. The Compensation Committee will continue to consider the outcome of the annual shareholder votes on Say-On-Pay Proposals when making future compensation decisions for executive officers.

Stock Ownership Guidelines and Hedging Prohibition

Stock ownership guidelines have not been implemented by the Committee for our executive officers. In addition, we do not have a policy that restricts our executive officers from limiting their economic exposure to our stock. We will continue to periodically review best practices and re-evaluate our position with respect to stock ownership guidelines and hedging prohibitions.

Tax Treatment of Executive Compensation

Compensation payable to our CEO and our three other most highly compensated employees other than our Chief Financial officer is subject to the limitations of Section 162(m) of the Internal Revenue Code, which limits our ability to deduct compensation in excess of $1,000,000. While the deductibility of compensation is important to us and actions will, when deemed appropriate, be taken to ensure the deductibility of compensation, the Committee has also determined that flexibility in determining the appropriate amount of compensation is required, notwithstanding the statutory and regulatory provisions, in negotiating and implementing incentive compensation programs. Accordingly, the Compensation Committee retains the discretion to award compensation that exceeds Section 162(m)’s deductibility limit

Director Compensation

General

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2012. Directors who are our full-time employees receive no compensation for serving as directors

Director Compensation for Year Ended December 31, 2012

Name	Year	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation		Total
		($)	($)	($)		($)
Josiah T. Austin	2012	51,500	80,280	—		131,780
Henry Goodrich	2012	45,000	130,341	292,874	(2)	468,215
Peter Goodson	2012	50,000	80,280			130,280
Patrick E. Malloy, III	2012	500,000	500,000			1,000,000
Michael J. Perdue	2012	69,500	80,280	—		149,780
Arthur A. Seeligson	2012	58,000	80,280	—		138,280
Stephen M. Straty	2012	46,000	80,280	—		126,280
Gene Washington	2012	67,000	80,280	—		147,280

(1)	No director had any outstanding stock awards at year-end 2012 except Messrs. Goodrich and Malloy, who had 1,055 and 89,020 shares of restricted phantom stock, respectively. On December 1, 2012, the Committee awarded Mr. Malloy 55,494 shares of restricted phantom stock per the terms of his compensation agreement. Please see “Transactions with Related Persons” for a brief description of the compensation arrangements. The amounts included in the “Stock Awards” column reflect the grant date fair value of each director’s award as computed in accordance with the Topic 718 of the Codification. Assumptions used in the calculation of these amounts are included in Note 2 to our audited financial statements for the fiscal year ended December 31, 2010, 2011 and 2012 included in our Original Filing.
(2)	Please see “Transactions with Related Persons” for a brief description of the compensation arrangements with Mr. Goodrich.

Ferguson Study

In March 2012, the Compensation Committee selected Arlen G. Ferguson to conduct a study (the “Ferguson Study”) of compensation for non-management directors. The purpose of the Ferguson Study was to (1) ensure that our directors are being paid fairly and equitably, (2) to assess whether the mix of cash and equity compensation for our directors is appropriate to ensure alignment of incentives with those of our stockholders, and (3) to determine whether any changes are necessary to achieve these goals. The Ferguson Study reviewed the list of 14 peers previously selected by Goodrich in 2010 for shareholder proxy pay analyses and filings for U.S. publicly-held exploration and production companies with 2011 revenues between $150M and $950M. As a result, the Committee deleted six of Goodrich’s 2010 peers (Brigham, Cabot, Exco, GMX, Petrohawk and St. Mary Land and Exploration), and replaced them with five new peers (Forest Oil Corp., Petroleum Development Corp., Oasis Petroleum LLC, Venoco and VAALCO), resulting in the “Director Peer Group.”

Utilizing the most recently published shareholder proxies for the Director Peer Group, the Ferguson Study determined that our directors were paid significantly below the median of the Director Peer Group. Based on the Compensation Committee’s recommendations, the Board adopted the following changes to the compensation structure for non-management directors effective as of the 2012 Annual Meeting of Stockholders.

•	an annual cash retainer fee of $40,000, versus $20,000 for 2011 ;

•

cash retainers of $20,000 for the Chairman of the Audit Committee (versus $15,000 in 2011), $7,500 for the Chairman of the Compensation Committee (versus $5,000 for 2011) and $5,000 for the Chairman of the Nominating and Corporate Governance Committee;

•	a meeting fee of $1,000 for each Board meeting attended in person or via teleconference and $500 for each committee meeting attended in person or via teleconference; and

•	an annual equity grant of 6,000 shares of common stock, versus 3,000 shares of common stock in 2011.

Other Arrangements

Please refer to the section “Transactions with Related Persons” for details regarding the compensation agreements between the Company and Messrs. Goodrich and Malloy.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of Messrs. Washington, Austin and Seeligson. During the fiscal year ended December 31, 2012, no member of the Compensation Committee (1) was an officer or employee, (2) was formerly an officer or (3) had any relationship requiring disclosure under the rules and regulations of the SEC.

During the fiscal year ended December 31, 2012, none of our executive officers served as (1) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of our Board; (2) a director of another entity, one of whose executive officers served on the Compensation Committee of our Board; or (3) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Board.

Compensation Committee Report

We have reviewed and discussed with management the disclosures set forth in this Form 10-K/A in this Item 11 under the heading “Compensation Discussion and Analysis.” Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the disclosures set forth in this Form 10-K/A under the heading “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Respectfully submitted by the Compensation Committee of the Board of Directors,

Gene Washington, Chairman

Josiah T. Austin

Arthur A. Seeligson

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 1, 2013 (except as otherwise noted) certain information with respect to the amount of our common stock beneficially owned (as defined by the SEC’s rules and regulations) by:

•	each person known to beneficially own 5% or more of the outstanding shares of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all current executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Patrick E. Malloy, III(3)	5,834,739	15.7
Josiah T. Austin(4)	2,977,390	8.1
Walter G. Goodrich(5)	1,185,050	3.2
Robert C. Turnham, Jr.(6)	573,839	1.6
Mark E. Ferchau(7)	165,599	*
Henry Goodrich(8)	71,570	*
Arthur A. Seeligson	58,857	*
Michael J. Killelea	63,105	*
Gene Washington(9)	30,579	*
Michael J. Perdue(10)	20,750	*
Jan L Schott(11)	42,718	*
Stephen M. Straty	14,667	*
Peter D. Goodson	38,000	*
Directors and Executive Officers as a Group (13 persons)(12)	11,076,863	29.5
T. Rowe Price Associates, Inc. (13) 100 East Pratt St. Baltimore, MD 21202	1,875,200	5.1
Invesco Ltd. (14) 1555 Peachtree Street NE Atlanta, GA 30309	2,555,300	7.0
Guggenheim Capital, LLC (15) 227 West Monroe Street Chicago, IL 60606	2,511,091	6.8
Allianz Global Investors Capital LLC(16) 600 West Broadway, Suite 2900 San Diego, CA 92101	1,983,350	5.4
BlackRock, Inc. (17) 40 East 52nd Street New York, NY 10022	1,877,075	5.1

*	Less than 1%
(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Goodrich Petroleum Corporation, 801 Louisiana, Suite 700, Houston, Texas 77002 and each beneficial owner has sole voting and dispositive power over such shares.
(2)	Based on the total shares outstanding of 36,760,537 as of March 1, 2013. For purposes of the calculation, the percentage for each director and officer includes that person’s vested options in both the numerator and the denominator.

(3)	Includes the following securities: (a) 5,133,404 shares of common stock held by Mr. Malloy on his own behalf, (b) 177,750 shares of common stock held on behalf of his daughter, Katherine C. Malloy, (c) 177,750 shares of common stock held on behalf of his daughter, Maggie Malloy, (d) 60,100 shares of the Company’s 5.375% Series B Convertible Preferred Stock which is convertible at any time into common stock at a rate of 1.5946 and (e) exercisable options to purchase 250,000 shares of common stock. Mr. Malloy disclaims beneficial ownership of the shares of common stock owned by his two daughters.
(4)	Includes the following securities: (a) 2,900,790 shares of common stock held by El Coronado Holdings, LLC (“ECH”) over which Mr. Austin serves as the sole Managing Member, and (b) 76,600 shares of common stock held by Mr. Austin on his own behalf. As the sole Managing Member of ECH, Mr. Austin shares with ECH the power to vote or to direct the vote or the disposition of the 2,900,790 shares of common stock held by ECH. Mr. Austin has the sole power to vote or to direct the vote or to dispose or to direct the disposition of 76,600 shares of common stock.
(5)	Includes the following securities: (a) 598,641 shares of common stock held by Walter G. Goodrich on his own behalf, (b) 381,409 shares of common stock owned by Goodrich Energy, Inc., a corporation with respect to which Walter G. Goodrich is the sole stockholder, and (c) exercisable options to purchase 205,000 shares of common stock. Walter G. Goodrich exercises sole voting and investment power with respect to the shares held by Goodrich Energy, Inc.
(6)	Includes the following securities: (a) 371,805 shares of common stock held by Mr. Turnham on his own behalf, (b) 29,950 shares of common stock held by Mr. Turnham’s wife, (c) 3,000 shares of the Company’s 5.375% Series B Convertible Preferred Stock which is convertible at any time into common stock at a rate of 1.5946 and (d) exercisable options to purchase 167,300 shares of common stock.
(7)	Includes the following securities (a) 97,099 shares of common stock held by Mr. Ferchau on his own behalf and (b) exercisable options to purchase 68,500 shares of common stock.
(8)	Includes the following securities: (a) 14,445 shares of common stock held by Henry Goodrich on his own behalf, and (b) 57,125 shares of common stock held by HGF Partnership. As the sole Managing Partner of HGF Partnership, Henry Goodrich has control of the day-to-day operations of the partnership and exclusive control of the maintenance of the partnership’s assets, including the right to acquire and convey property on behalf of the partnership.
(9)	Includes the following securities: (a) 29,144 shares of common stock held by Mr. Washington on his own behalf and (b) 900 shares of the Company’s 5.375% Series B Convertible Preferred Stock which is convertible at any time into common stock at a rate of 1.5946
(10)	Includes the following securities: (a) 15,050 shares of common stock held by a family trust which is held in a margin account of which Mr. Perdue is the trustee and (b) 5,700 shares held in a personal IRA.
(11)	Includes the following securities: (a) 32,718 shares of common stock held by Ms. Schott on her own behalf and (b) exercisable options to purchase 10,000 shares of common stock.
(12)	Includes currently exercisable options to purchase 700,800 shares of common stock.
(13)	Based on Schedule 13G/A filed by this security holder with the SEC on February 8, 2013. T. Rowe Price Associates, Inc. (“T. Rowe Price”) reported a total aggregate beneficial ownership of 1,875,200 shares. T. Rowe Price is an Investment Adviser registered under the Investment Advisers Act of 1940. T. Rowe Price holds sole voting power over 220,700 of the reported shares and sole dispositive power over 1,875,200 of the reported shares.
(14)	Based on Schedule 13G/A filed jointly by these security holders with the SEC on February 1, 2013. Invesco Ltd. reported a total aggregate beneficial ownership of 2,555,300 shares. Invesco Advisers, Inc. and Invesco Powershares Capital Management are subsidiaries of Invesco Ltd. that hold shares reported and are investment advisers registered under the Investment Advisers Act of 1940. Invesco Ltd. holds voting and dispositive power over the 2,555,300 reported shares.
(15)	Based on Schedule 13G/A filed jointly by these security holders with the SEC on February 14, 2013. Guggenheim Capital, LLC reported a total aggregate beneficial ownership of 2,511,091 shares over which it holds shared dispositive and voting power with GPFT Holdco, LLC, GP Holdco, LLC, Guggenheim Partners, LLC and certain other subsidiaries of Guggenheim Capital, LLC. In addition, each of these entities shares dispositive and voting power over 2,474,144 of the shares described above with Security Benefit Asset Management Holdings, LLC, Rydex Holdings, LLC and Security Investors, LLC. Security Investors, LLC is an Investment Adviser registered under the Investment Advisers Act of 1940. The address of Guggenheim Capital, LLC listed above is shared with each of GPFT Holdco, LLC, GP Holdco, LLC, and Guggenheim Partners, LLC. The address of each of Security Benefit Asset Management Holdings, LLC, Rydex Holdings, LLC and Security Investors, LLC is One SW Security Benefit Place, Topeka, Kansas 66636-0001.
(16)	Based on Schedule 13G/A filed jointly by these security holders with the SEC on February 14, 2013. Allianz Global Investors U.S. Holdings LLC (“AGI US Holdings”) and Allianz Global Investors U.S. LLC (“AGI”) reported a total aggregate beneficial ownership of 1,983,350 shares. AGI and AGI US Holdings are Investment Advisers registered under the Investment Advisers Act of 1940. AGI holds sole dispositive power over all of the reported shares and sole voting power over 1,516,878 of the reported shares.
(17)	Based on Schedule 13G/A filed by this security holder with the SEC on February 8, 2013. BlackRock Inc. reported a total aggregate beneficial ownership of 1,877,075 shares, over which it holds sole voting and dispositive power.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2012, with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:
Goodrich Petroleum Corporation 1995 Stock Option Plan, as amended	574,134	$21.49	—
Goodrich Petroleum Corporation 1997 Nonemployee Director Compensation Plan	154,000	$19.39	—
Goodrich Petroleum Corporation 2006 Long-Term Incentive Plan, as amended	172,850	$23.75	682,292

See Note 2 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a discussion of our equity compensation plans.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence.

Transactions with Related Persons

Policies and Procedures

Historically, our Board has reviewed and approved, as appropriate, related person transactions as they have been put before the Board at the recommendation of management. In March 2007, the Board adopted a formal written policy for approving related person transactions, which was slightly modified as described below, in May 2011.

Introduction

The Board of Directors recognizes that related person transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and therefore has adopted a policy that requires the following in connection with all related person transactions involving the Company.

Any “Related Person Transaction” shall be consummated or shall continue only if:

1.	the Audit Committee shall approve or ratify such transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

2.	the transaction is approved by the disinterested members of the Board of Directors; or

3.	the transaction involves compensation approved by the Compensation Committee.

For these purposes, a “Related Person” is:

1.	a senior officer (which shall include at a minimum each executive vice president and Section 16 officer) or director;

2.	a shareholder owning in excess of five percent of the Company (or its controlled affiliates);

3.	a person who is an immediate family member of a senior officer or director; or

4.	an entity which is owned or controlled by someone listed in 1, 2 or 3 above, or an entity in which someone listed in 1, 2 or 3 above has a substantial ownership interest or control of such entity.

For these purposes, a “Related Person Transaction” is a transaction between us and any Related Person (including any transactions requiring disclosure under Item 404 of Regulation S-K), other than:

1.	transactions available to all employees generally; or

2.	transactions involving less than $5,000 when aggregated with all similar transactions.

Audit Committee Approval

The Board of Directors has determined that the Audit Committee of the Board is best suited to review and approve Related Person Transactions. Management shall present any proposed Related Person Transactions to the Committee for review prior to consummation of the transaction. After review, the Audit Committee shall approve or disapprove such transactions and at each subsequently scheduled meeting, management shall update the Audit Committee as to any material change to those proposed transactions.

Corporate Opportunity

The Board recognizes that situations exist where a significant opportunity may be presented to management or a member of the Board of Directors that may equally be available to us, either directly or via referral. An example is a potential property acquisition which could become available to us. Before such opportunity may be consummated by a Related Person (other than an otherwise unaffiliated 5% shareholder), such opportunity shall be presented to the Board of Directors for consideration. The intent is for members of management, directors, or employees who become aware of opportunities (such as potential acquisitions) in an area in which we are currently active to present those opportunities to us before the individual is free to pursue it in his personal capacity. For example, through his/her contacts Director X becomes aware of a land acquisition in the Haynesville Shale, and knows this is something that we might also be interested in buying. Thus, before he/she can buy the land or lease the property, he/she must put it before the Board and we must pass on the opportunity before Director X may take action.

Disclosure

All Related Person Transactions are to be disclosed in the Company’s applicable filings as required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules. Furthermore, all Related Person Transactions shall be disclosed to the Audit Committee of the Board and any material Related Person Transaction shall be disclosed to the full Board of Directors.

Other Agreements

Management shall assure that all Related Person Transactions are approved in accordance with any requirements of the Company’s financing agreements.

Transactions Involving Directors and Executive Officers

Related Person Transactions with Patrick E. Malloy, III

MEC Transaction. Patrick E. Malloy, III, Chairman of the Board of Directors of our company is a principal of Malloy Energy Company, LLC (“MEC”). MEC owns various small working interests in the Bethany Longstreet field for which we are the operator. In accordance with industry standard joint operating agreements, we bill MEC for its share of capital and operating cost on a monthly basis. As of December 31, 2012 and 2011, the amounts billed and outstanding to MEC for its share of monthly capital and operating costs were both less than $0.1 million and are included in trade and other accounts receivable at each year-end. Such amounts at each year-end were paid by MEC to us in the month after billing and is current on payment of its billings.

We also serve as the operator for a number of other oil and natural gas wells owned by affiliates of MEC in which we will earn a working interest after payout. In accordance with industry standard joint operating agreements, we bill the affiliates for its share of the capital and operating costs of these wells on a monthly basis. As of December 31, 2012 and 2011, the amounts billed and outstanding to the affiliate for its share of monthly capital and operating costs were both less than $0.1 million and are included in trade and other accounts receivable at each year-end. Such amounts at each year-end were paid by the affiliate to us in the month after billing and the affiliate is current on payment of its billings.

Compensation Arrangement. The compensation Mr. Malloy receives for his service in the capacity as Chairman of the Board is determined by the Compensation Committee. In accordance with his June 1, 2011 Director Compensation Agreement, Mr. Malloy received annual cash compensation of $500,000 and a restricted phantom stock award of 55,494 shares, with a grant date value of approximately $500,000.

Consulting Agreement with Henry Goodrich

Mr. Goodrich provides consulting services to us with regard to the identification and evaluation of acquisition and drilling opportunities, financing transactions, investor relations and other matters. For these services during 2012, Mr. Goodrich received annual consulting fees in the amount of $250,000, and a common stock award of 6,105 shares with a grant date value of approximately $50,000. In addition to this compensation, Mr. Goodrich received fees of $45,000 and 6,000 shares of common stock with a grant date value of $80,280 as a member of the Board of Directors.

Director Independence

In determining director independence, the Nominating and Corporate Governance Committee reviews the relationships between the Company and each director and reports the results of its review to the Board. The Board uses this information to aid it in making its determination of independence. The Board has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits – or has the potential to impair or inhibit – a director’s exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists, the Board considers, for example, any transactions between the Company and an entity with which a director is affiliated (as an executive officer, partner or substantial stockholder) and whether a director is a current or former employee or consultant of the Company. The Board consults with the Company’s legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent director,” including but not limited to those set forth in pertinent listing standards of the NYSE and SEC rules as in effect from time to time.

Consistent with these considerations, the Board has reviewed all the relationships between the Company and the members of the Board and affirmatively has determined that all directors are independent directors except Mr. Walter G. Goodrich and Mr. Robert C. Turnham, Jr., who are employees of the Company; Mr. Henry Goodrich, who is the father of Walter G. Goodrich and a consultant to the Company; and Mr. Patrick E. Malloy, III, whose company is involved in several transactions with the Company.

The chart below describes the basis for the Board’s determination that the director is independent. Although service as a director of another company alone is not a material relationship that would impair a director’s independence, those relationships have been reviewed and are set forth below.

Director	Relationships Considered	Determination Basis
Josiah T. Austin	Managing Member, El Coronado Holdings, L.L.C. Director, Novogen LTD Protea Biosciences Group Inc.	Independent

Peter D. Goodson	Operating Partner of Dubilier & Co., Lead Member of the Mekong Capital Advisory Board, a Vietnamese private equity firm	Independent

Gene Washington	Director, dELiA*s, Inc. Director, GP Strategies	Independent

Patrick E. Malloy, III	President and CEO, Malloy Enterprises, Inc. President, Malloy Energy Company, LLC	Not Independent See “Transactions Involving Directors and Executive Officers”

Henry Goodrich	Father of Walter G. Goodrich, Vice Chairman and CEO of the Company	Not Independent Consultant and family relationship

Michael J. Perdue	President, PacWest Bancorp President, Pacific Western Bank	Independent

Walter G. Goodrich	Vice Chairman, CEO & Director of Goodrich Petroleum Corporation	Not Independent Employee of Company

Arthur A. Seeligson	Managing Partner of Seeligson Oil Company, Ltd.	Independent

Stephen M. Straty	Co-Head of Energy Investment Banking Jefferies & Company, Inc.	Independent

Robert C. Turnham, Jr.	President, COO & Director of Goodrich Petroleum Corporation	Not Independent Employee of Company

Item 14.	Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Ernst & Young LLP has served as our independent registered public accounting firm and audited our consolidated financial statements beginning with the fiscal year ended December 31, 2008. The following table shows the fees billed to us related to the audit and other services provided by Ernst & Young LLP for 2011 and 2012.

	2011	2012
Audit Fees(1)	$1,188,927	$947,600
Audit Related Fees(2)	50,000	—

Total Audit and Audit Related Fees	$1,238,927	$947,600
Tax Fees	—	—
All Other Fees(3)	—	—

Total Fees	$1,238,927	$947,600

(1)	Audit fees are fees we paid to Ernst & Young LLP in 2011 and 2012 for professional services related to the audit and quarterly reviews of our financial statements and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. In 2011 and 2012, audit fees included the audit of consolidated financial statements and audit of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, Section 404 (“SOX”).
(2)	Other pre-approved audit projects.
(3)	No other fees for professional services were paid to Ernst & Young LLP with respect to the fiscal years ended December 31, 2011 or 2012, respectively.

Audit Committee Pre-Approval Policy

All services to be performed for the Company by Ernst & Young LLP must be pre-approved by the Audit Committee or a designated member of the Audit Committee, as provided in the committee’s charter. All services provided by Ernst & Young LLP in fiscal year 2012 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits

(a) Listing of Financial Statements

Financial Statements

No financial statements or schedules are filed with this Annual Report on Form 10-K/A.

(b) Exhibits

The exhibits to this Annual Report on Form 10-K/A required to be filed pursuant to Item 15(b) are listed below.

(c) Financial Statement Schedules

No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K/A or they are inapplicable.

Exhibit Number	Description
2.1	Purchase Agreement by and between Goodrich Petroleum, L.L.C. and SND Operating, L.L.C., dated October 27, 2010 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on January 4, 2011).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Acquisition II, Inc., dated January 31, 1997 (Incorporated by reference to Exhibit 3.1 B of the Company’s Third Amended Registration Statement on Form S-1 (Registration No. 333-47078) filed on December 8, 2000).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated March 12, 1998 (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 1997).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 9, 2002 (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on December 3, 2007).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 30, 2007 (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 9, 2007).

3.6	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-12719) filed on February 19, 2008).

3.7	Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (File No. 001-12719) filed on December 22, 2005).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement filed February 20, 1996 on Form S-8 (File No. 33-01077)).

4.2	Registration Rights Agreement dated December 21, 2005 among the Company, Bear, Sterns & Co. Inc. and BNP Paribas Securities Corp. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-12719) filed on December 22, 2005).

4.4	Indenture, dated December 6, 2006, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2006).

Exhibit Number		Description
4.5		Indenture, dated as of September 28, 2009, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.6		First Supplemental Indenture dated as of September 28, 2009, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.7		Form of 5.00% Convertible Senior Note due 2029 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.8		Indenture (including the Form of Note), related to our 8.875% Senior Notes due 2019, dated as of March 2, 2011 among the Company, the Guarantor and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 8, 2011).

4.9		Registration Rights Agreement dated as of March 2, 2011 among the Company, the Guarantor and J.P. Morgan Securities LLC, as representative of the several initial purchasers (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 8, 2011).

4.10		First Supplemental Indenture dated as of April 1, 2011 among Goodrich Petroleum Corporation and Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as Trustee.

4.11		Second Supplemental Indenture dated as of April 1, 2011 among Goodrich Petroleum Corporation and Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as Trustee.

10.1		Goodrich Petroleum Corporation 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement filed May 30, 1995 on Form S-4 (File No. 333-58631)).

10.2	†	Goodrich Petroleum Corporation 2006 Long-Term Incentive Plan (Incorporated by reference to the Company’s Proxy Statement (File No. 001-12719) filed April 17, 2006).

10.3	†	Goodrich Petroleum Corporation 1997 Non-Employee Director Compensation Plan (Incorporated by reference to the Company’s Proxy Statement (File No. 001-12719) filed April 27, 1998.

10.4	†	Goodrich Petroleum Corporation Annual Bonus Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.5	†	Non-employee Director Compensation Summary (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.6	†	Form of Subscription Agreement dated September 27, 1999 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) dated October 15, 1999).

10.7	†	Form of Grant of Restricted Phantom Stock (1995 Stock Option Plan) (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.8	†	Form of Grant of Restricted Phantom Stock (2006 Long-Term Incentive Plan) (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.9	†	Form of Director Stock Option Agreement (with vesting schedule) (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.10	†	Form of Director Stock Option Agreement (immediate vesting) (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

Exhibit Number		Description
10.11	†	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.12	†	Form of Nonqualified Option Agreement (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.13	†	Consulting Services Agreement between Patrick E. Malloy and Goodrich Petroleum Corporation dated June 1, 2001 (Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2001 (File No. 001-12719) filed on April 1, 2002).

10.14	†	Amended and Restated Severance Agreement between the Company and Walter G. Goodrich dated November 5, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.15	†	Amended and Restated Severance Agreement between the Company and Robert C. Turnham, Jr. dated November 5, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.16	†	Amended and Restated Severance Agreement between the Company and Mark E. Ferchau dated November 5, 2007 (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.17		Second Amended and Restated Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas and certain lenders dated May 5, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2009).

10.18		First Amendment to Second Amended and Restated Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas and certain lenders, dated as of September 22, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 28, 2009).

10.19		Share Lending Agreement, dated November 30, 2006, among Goodrich Petroleum Corporation, Bear Stearns & Co. Inc. and Bear Stearns International Limited (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-12719) filed on December 4, 2006).

10.20		Resignation Agreement dated as of March 24, 2010 between David R. Looney and Goodrich Petroleum Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 26, 2010).

10.21		Participation Agreement between the Company and Turnham Interests, Inc. dated May 25, 2010 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 5, 2010).

10.22		Third Amendment to Second Amended and Restated Credit Agreement dated as of February 4, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on February 10, 2011).

10.23		Second Amendment to Second Amended and Restated Credit Agreement dated as of October 29, 2010 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on February 10, 2011).

10.24		Purchase Agreement dated as of February 25, 2011 among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and J.P. Morgan Securities LLC, as representative of the several initial purchasers (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 3, 2011).

10.25		Fourth Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 3, 2011).

Exhibit Number		Description
10.26		Sixth Amendment to Second Amended and Restated Credit Agreement dated as of October 31, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 4, 2011).

10.27		Fifth Amendment to Second Amended and Restated Credit Agreement dated as of May 16, 2011 among Goodrich Petroleum (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 24, 2012).

10.28	*	Resignation, Consent and Appointment Agreement and Amendment Agreement dated as of April 20, 2012 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto.

10.29	*	Seventh Amendment to Second Amended and Restated Credit Agreement dated as of November 2, 2012 among Goodrich Petroleum Company, L.L.C., Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto

12.1		Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.1 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 22, 2013).

12.2		Ratio of Earnings to Fixed Charges and Preference Securities Dividends(Incorporated by reference to Exhibit 12.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 22, 2013).

21.1		Subsidiary of the Registrant: Goodrich Petroleum Company LLC—Organized in the State of Louisiana.

23.1		Consent of Ernst & Young LLP—Independent Registered Public Accounting Firm (Incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 22, 2013).

23.2		Consent of Netherland, Sewell & Associates, Inc. (Incorporated by reference to Exhibit 23.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 22, 2013).

31.1	*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 22, 2013).

32.2		Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 22, 2013).

99.1		Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists (Incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 22, 2013).

101.INS		XBRL Instance Document (Incorporated by reference to Exhibit 101.INS of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 22, 2013).

101.SCH		XBRL Schema Document (Incorporated by reference to Exhibit 101.SCH of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 22, 2013).

101.CAL		XBRL Calculation Linkbase Document (Incorporated by reference to Exhibit 101.CAL of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 22, 2013).

101.LAB		XBRL Labels Linkbase Document (Incorporated by reference to Exhibit 101.LAB of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 22, 2013).

Exhibit Number	Description
101.PRE	XBRL Presentation Linkbase Document (Incorporated by reference to Exhibit 101.PRE of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 22, 2013).

101.DEF	XBRL Definition Linkbase Document (Incorporated by reference to Exhibit 101.DEF of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 22, 2013).

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2013.

GOODRICH PETROLEUM CORPORATION

By:	/s/ WALTER G. GOODRICH
Walter G. Goodrich
Chief Executive Officer