Form 10-Q
period 2013-03-31
GOODRICH PETROLEUM CORP
filed 2013-05-07
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The number of shares outstanding of the Registrant’s common stock as of May 3, 2013 was 36,762,535.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,048	$1,188
Accounts receivable, trade and other, net of allowance	3,806	7,078
Accrued oil and natural gas revenue	17,337	19,054
Fair value of oil and natural gas derivatives	264	2,125
Inventory	1,963	2,202
Prepaid expenses and other	910	926

Total current assets	28,328	32,573

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	1,641,995	1,619,914
Furniture, fixtures and equipment	6,284	6,212

	1,648,279	1,626,126
Less: Accumulated depletion, depreciation and amortization	(917,678)	(906,377)

Net property and equipment	730,601	719,749
Deferred tax assets	925	636
Deferred financing cost and other	14,442	15,427

TOTAL ASSETS	$774,296	$768,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,181	$73,094
Accrued liabilities	25,080	37,634
Accrued abandonment costs	117	168
Deferred tax liabilities current	925	636
Fair value of oil and natural gas derivatives	2,929	351

Total current liabilities	95,232	111,883
LONG-TERM DEBT	621,390	568,671
Accrued abandonment costs	18,311	18,138
Fair value of oil and natural gas derivatives	1,652	3,987
Transportation obligation	5,789	5,461

Total liabilities	742,374	708,140

Commitments and contingencies (See Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares authorized: Series B convertible preferred stock, $1.00 par value, issued and outstanding 2,250,000 shares	2,250	2,250
Common stock: $0.20 par value, 100,000,000 shares authorized; issued and outstanding 36,762,535 and 36,758,141 shares, respectively	7,353	7,352
Treasury stock (77,272 and 77,142 shares, respectively)	(641)	(639)
Additional paid in capital	650,111	648,458
Retained earnings (accumulated deficit)	(627,151)	(597,176)

Total stockholders’ equity	31,922	60,245

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$774,296	$768,385

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Oil and natural gas revenues	$47,054	$45,377
Other	30	(69)

	47,084	45,308

OPERATING EXPENSES:
Lease operating expense	7,216	8,354
Production and other taxes	2,760	1,993
Transportation and processing	2,597	4,128
Depreciation, depletion and amortization	34,974	32,278
Exploration	3,335	2,213
Impairment	—	2,662
General and administrative	9,387	7,921
Gain on sale of assets	(43)	—

	60,226	59,549

Operating loss	(13,142)	(14,241)

OTHER INCOME (EXPENSE):
Interest expense	(13,373)	(12,913)
Interest income and other	4	—
Gain (loss) on derivatives not designated as hedges	(1,952)	9,425

	(15,321)	(3,488)

Loss before income taxes	(28,463)	(17,729)
Income tax benefit	—	—

Net loss	(28,463)	(17,729)
Preferred stock dividends	1,512	1,512

Net loss applicable to common stock	$(29,975)	$(19,241)

PER COMMON SHARE
Net loss applicable to common stock - basic	$(0.82)	$(0.53)
Net loss applicable to common stock - diluted	$(0.82)	$(0.53)
Weighted average common shares outstanding - basic	36,684	36,338
Weighted average common shares outstanding - diluted	36,684	36,338

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,463)	$(17,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	34,974	32,278
Unrealized (gain) loss on derivatives not designated as hedges	2,104	6,468
Dry hole cost	200	—
Impairment	—	2,662
Amortization of leasehold costs	2,047	1,283
Share based compensation (non-cash)	1,774	1,552
Gain on sale of assets	(43)	—
Amortization of finance cost and debt discount	3,414	3,135
Amortization of transportation obligation	313	297
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	3,209	388
Accrued oil and natural gas revenue	1,717	3,235
Inventory	239	3,939
Prepaid expenses and other	27	607
Accounts payable	(6,913)	4,037
Accrued liabilities	(8,327)	(11,615)

Net cash provided by operating activities	6,272	30,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,211)	(63,335)
Proceeds from sale of assets	433	—

Net cash used in investing activities	(51,778)	(63,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(11,500)	—
Proceeds from bank borrowings	61,500	31,000
Preferred stock dividends	(1,512)	(1,512)
Debt issuance costs	(140)	(44)
Exercise of stock options and warrants	20	16
Other	(2)	(9)

Net cash provided by financing activities	48,366	29,451

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,860	(3,347)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,188	3,347

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,048	$—

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Significant Accounting Policies

Goodrich Petroleum Corporation (together with its subsidiary, “we,” “our,” or the “Company”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) South Texas, primarily targeting the Eagle Ford Shale Trend, (ii) Northwest Louisiana and East Texas, which includes the Haynesville Shale and Cotton Valley Taylor Sand, and (iii) Southwest Mississippi and Southeast Louisiana, primarily targeting the Tuscaloosa Marine Shale.

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

Allowance for Doubtful Accounts—We routinely assess the recoverability of all material trade and other receivables to determine their collectability. Many of our receivables are from a limited number of purchasers. Accordingly, accounts receivable from such purchasers could be significant. Generally, our natural gas and crude oil receivables are collected within thirty to sixty days of production. We also have receivables from joint interest owners of properties we operate. We may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings.

We accrue a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. Our assessment of our receivables as of March 31, 2013 indicates that an allowance for doubtful accounts was not needed.

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

Exploration—Exploration expenditures, including geological and geophysical costs, delay rentals and exploratory dry hole costs are expensed as incurred. Costs of drilling exploratory wells are initially capitalized pending determination of whether proved reserves can be attributed to the exploratory well. If management determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are expensed.

Fair Value Measurement— Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, our credit risk.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Each of these levels and our corresponding instruments classified by level are further described below:

•	Level 1 Inputs— unadjusted quoted market prices in active markets for identical assets or liabilities. Included in this level is our senior notes;

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

As of March 31, 2013 and December 31, 2012, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

As of March 31, 2013, we had interests in oil and natural gas properties totaling $729.3 million, net of accumulated depletion, which we account for under the successful efforts method. The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review. Due to the uncertainty inherent in these factors, we cannot predict when or if additional future impairment charges will be recorded. We estimated future net cash flows generated from our oil and natural gas properties by using oil and natural gas futures prices published by the New York Mercantile Exchange (“NYMEX”).

We determined during the first quarter of 2013 that there were no indicators that the carrying amounts of our oil and natural gas properties were not recoverable from future cash flows consequently no impairment expense was recorded. We recorded $2.7 million impairment on non-core properties in the first quarter of 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Asset Retirement Obligations—These obligations are related to the abandonment and site restoration requirements that result from the acquisition, construction and development of our oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense is included in depreciation, depletion and amortization on our Consolidated Statement of Operations.

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At March 31, 2013 and December 31, 2012, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

Derivative Instruments—We use derivative instruments such as futures, forwards, options, collars and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas and to hedge our exposure to changing interest rates. Accounting standards related to derivative instruments and hedging activities require that all derivative instruments subject to the requirements of those standards be measured at fair value and recognized as assets or liabilities in the balance sheet. We offset the fair value of our asset and liability positions with the same counter party for each commodity type. Changes in fair value are required to be recognized in earnings unless specific hedge accounting criteria are met. We have not designated any of our derivative contracts as hedges, accordingly; changes in fair value are reflected in earnings.

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

Earnings Per Share—Basic income per common share is computed by dividing net income available to common stockholders for each reporting period by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders for each reporting period by the weighted average number of common shares outstanding during the period, plus the effects of potentially dilutive stock options and restricted stock calculated using the Treasury Stock method and the potential dilutive effect of the conversion of shares associated with our 5.375% Series B Convertible Preferred Stock, 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”) and 5% Convertible Senior Notes due 2029 (the “2029 Notes”).

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantee – On March 2, 2011, we issued and sold $275,000,000 aggregate principal amount of our 8.875% Senior Notes due 2019 (the “2019 Notes”). Upon issuance of the guarantee related to the 2019 Notes, our subsidiary also became a guarantor on our outstanding 2029 Notes and our 2026 Notes, pursuant to the respective indentures governing the 2029 Notes and 2026 Notes. The 2019 Notes, 2029 Notes and 2026 Notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiary, Goodrich Petroleum Company, L.L.C.

Goodrich Petroleum Corporation, as the parent company (the “Parent Company”), has no independent assets or operations. The guarantee is full and unconditional, subject to customary exceptions pursuant to the indentures governing our 2019 Notes, 2029 Notes and 2026 Notes (as discussed below), and the Parent Company has no other subsidiaries. In addition, there are no restrictions on the ability of the Parent Company to obtain funds from its subsidiary by dividend or loan. Finally, the Parent Company’s wholly-owned subsidiary does not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the Parent Company in the form of loans, advances or cash dividends by the subsidiary without the consent of a third party.

Guarantees of the 2019 Notes will be released under certain circumstances, including in the event a Subsidiary Guarantor is sold or disposed of (whether by merger, consolidation, the sale of its capital stock or the sale of all or substantially all of its assets (other than by lease)) and whether or not the Subsidiary Guarantor is the surviving entity in such transaction to a person which is not the Parent Company or a Restricted Subsidiary of the Parent Company, such Subsidiary Guarantor will be released from its obligations under its Subsidiary Guarantee if the sale or other disposition does not violate the covenants described under “Limitation on Sales of Assets and Subsidiary Stock” in the indenture governing the 2019 Notes. In addition, a Subsidiary Guarantor will be released from its obligations under the indenture and its guarantee if such Subsidiary Guarantor ceases to guarantee any other indebtedness of the Parent Company or a Subsidiary Guarantor under a credit facility, and is not a borrower under the Senior Secured Credit Agreement, provided no Event of Default (as defined in the indenture governing the 2019 Notes) has occurred and is continuing; or if the Parent Company designates such subsidiary as an Unrestricted Subsidiary and such designation complies with the other applicable provisions of the indenture or if such subsidiary otherwise no longer meets the definition of a Restricted Subsidiary; or in connection with any covenant defeasance, legal defeasance or satisfaction and discharge of the 2019 Notes in accordance with the indenture.

Guarantees of the 2029 Notes and 2026 Notes will be released if the Subsidiary Guarantor no longer guarantees the 2019 Notes, if the Subsidiary Guarantor is dissolved or liquidated, if the Subsidiary Guarantor is no longer the Parent Company’s subsidiary or upon satisfaction and discharge of the 2029 Notes or 2026 Notes in accordance with their respective indentures.

New Accounting Pronouncements

ASU 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” - In December 2011, the FASB issued guidance intended to result in convergence between US GAAP and IFRS requirements for offsetting (netting) assets and liabilities presented in the statements of financial position. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The disclosure affects all entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or subject to a master netting arrangement, irrespective of whether they are offset on the balance sheet. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. Entities should provide the disclosures required by this ASU retrospectively for all comparative periods presented. Our adoption of this guidance effective January 1, 2013 did not have an impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Statement of Financial Position for the periods ending March 31, 2013 and December 31, 2012. See Note 7 – “Derivative Activities”.

	March 31, 2013			December 31, 2012
Fair Value of Oil and Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Derivative Current Asset	$867	$(603)	$264	$2,410	$(285)	$2,125
Derivative Current Liability	(3,532)	603	(2,929)	(636)	285	(351)
Derivative Non-current Liability	(1,652)	—	(1,652)	(3,987)	—	(3,987)

Total	$(4,317)	$—	$(4,317)	$(2,213)	$—	$(2,213)

NOTE 2—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the period ending March 31, 2013 is as follows (in thousands):

March 31, 2013
Beginning balance	$18,306
Liabilities incurred	95
Revisions in estimated liabilities	—
Liabilities settled	(51)
Accretion expense	303
Dispositions	(225)

Ending balance	$18,428

Current liability	$117
Long term liability	$18,311

NOTE 3—Debt

Debt consisted of the following balances as of the dates indicated (in thousands):

	March 31, 2013			December 31, 2012
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$145,000	$145,000	$145,000	$95,000	$95,000	$95,000
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	218,500	200,961	216,665	218,500	198,242	204,975
8.875% Senior Notes due 2019	275,000	275,000	283,938	275,000	275,000	261,250

Total debt	$638,929	$621,390	$646,032	$588,929	$568,671	$561,654

(1)	The carrying amount for the Senior Credit Facility represents fair value because the variable interest rates are reflective of current market conditions and the carrying amount of the 2026 Notes represents fair value because the last transacted activity was at par; otherwise, fair value was obtained by direct market quotes within Level 1 of the fair value hierarchy.
(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was $17.5 million and $20.3 million as of March 31, 2013 and December 31, 2012, respectively.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$1,343	4.3%	$1,160	4.1%
3.25% Convertible Senior Notes due 2026	4	3.3%	3	3.3%
5.0% Convertible Senior Notes due 2029	5,699	11.4%	5,423	11.5%
8.875% Senior Notes due 2019	6,327	9.2%	6,327	9.2%

Total	$13,373		$12,913

Senior Credit Facility

On May 5, 2009, we entered into a Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) that replaced our previous facility. On February 25, 2011, we entered into a Fourth Amendment to the Senior Credit Facility. The primary conditions for the effectiveness of the Fourth Amendment were (i) the closing of the issuance and sale of our 8.875% Notes due 2019 (the “2019 Notes”), and (ii) the placement of not less than $175 million of net proceeds from the sale of the 2019 Notes in an escrow account with the lenders to be used for the redemption or earlier repurchase of all our outstanding the 2026 Notes, both of which occurred on March 2, 2011.

On March 13, 2013, we entered into an Eighth Amendment to our Senior Credit Facility, which was declared effective as of March 25, 2013, to amend certain covenants applicable to permit payment of regular cash dividends on up to $250.0 million in stated or liquidation value of any new series of preferred stock, for so long as no Default, Event of Default or Borrowing Base Deficiency (as such terms are defined in the Senior Credit Facility) exists. The Eighth Amendment also permits us to fund an escrow on or prior to June 30, 2014 sufficient to provide for the repurchase or redemption of $218.5 million outstanding principal amount of our 2029 Notes with future bank borrowings or cash on hand in an amount of aggregate net proceeds from any future offerings of certain qualifying debt or equity securities. Our Senior Credit Facility currently matures on July 1, 2014, however, to the extent that sufficient funds are deposited in the escrow account on or prior to June 30, 2014 to redeem any remaining 2029 Notes at par, our Senior Credit Facility will automatically be extended to February 25, 2016. The Eight Amendment also provides additional flexibility to exchange or modify the 2029 Notes for certain qualifying debt and equity securities.

Total lender commitments under the Senior Credit Facility are $600 million subject to borrowing base limitations which as of March 31, 2013 was $210 million. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. In connection with the April 1, 2013 redetermination, the borrowing base was increased to $225 million. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 1.00% to 1.75%, or LIBOR plus 2.00% to 2.75%, depending on borrowing base utilization. As of March 31, 2013, we had $145 million outstanding under the Senior Credit Facility. Substantially all our assets are pledged as collateral to secure the Senior Credit Facility.

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

We were in compliance with all the financial covenants of the Senior Credit Facility as of March 31, 2013.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investors may convert their 2029 Notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after December 31, 2009, if the last reported sale price of our common stock is greater than or equal to 135% of the conversion price of the 2029 Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) prior to October 1, 2014, during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of 2029 Notes for each trading day in the measurement period was less than 97% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (3) if the 2029 Notes have been called for redemption; or (4) upon the occurrence of one of the specified corporate transactions. Investors may also convert their 2029 Notes at their option at any time beginning on September 1, 2029, and ending at the close of business on the second business day immediately preceding the maturity date.

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

We separately account for the liability and equity components of our 2029 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. Upon issuance of the notes in September 2009, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, we recorded a debt discount of $49.4 million, thereby reducing the carrying the value of $218.5 million notes on the December 31, 2009 balance sheet to $171.1 million and recorded an equity component net of tax of $32.1 million. The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. At March 31, 2013, $17.5 million debt discount remains to be amortized on the 2029 notes.

3.25% Convertible Senior Notes Due 2026

During the year ended December 31, 2011, we repurchased $174.6 million of our 2026 Notes using a portion of the net proceeds from the issuance of our 2019 Notes. At March 31, 2013, $0.4 million of the 2026 Notes remained outstanding. Holders may present to us for redemption the remaining outstanding 2026 Notes on December 1, 2016 and December 1, 2021. Upon conversion, we have the option to deliver shares at the applicable conversion rate, redeem in cash or in certain circumstances redeem in a combination of cash and shares.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—Net Loss Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the three months ended March 31, 2013 and 2012. The following table sets forth information related to the computations of basic and diluted loss per share:

	Three Months Ended March 31,
	2013	2012
	(Amounts in thousands, except per share data)
Basic loss per share:
Loss applicable to common stock	$(29,975)	$(19,241)
Weighted average shares of common stock outstanding	36,684	36,338

Basic loss per share	$(0.82)	$(0.53)

Diluted loss per share:
Loss applicable to common stock	$(29,975)	$(19,241)
Dividends on convertible preferred stock (1)	—	—
Interest and amortization of loan cost on senior convertible notes, net of tax (2)	—	—

Diluted loss	$(29,975)	$(19,241)

Weighted average shares of common stock outstanding	36,684	36,338
Assumed conversion of convertible preferred stock (1)	—	—
Assumed conversion of convertible senior notes (2)	—	—
Stock options and restricted stock (3)	—	—

Weighted average diluted shares outstanding	36,684	36,338

Diluted loss per share	$(0.82)	$(0.53)

(1) Common shares issuable upon assumed conversion of convertible preferred stock were not presented as they would have been anti-dilutive.	3,587,850	3,587,850
(2) Common shares issuable upon assumed conversion of the 2026 Notes and 2029 Notes were not presented as they would have been anti-dilutive.	6,310,974	6,310,974
(3) Common shares issuable on assumed conversion of restricted stock and employee stock option were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	337,793	181,156

NOTE 5—Income Taxes

We recorded no income tax expense or benefit for the three months ended March 31, 2013. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed, and, as a result, we continue to maintain a full valuation allowance for our net deferred assets as of March 31, 2013.

As of March 31, 2013, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2012.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—Subsequent Event

On April 10, 2013, we issued $100 million of 10% Series C Cumulative Preferred Stock (the “Series C Preferred Stock”) and received $96.5 million net proceeds from the sale. The sale consisted of 4,000,000 depositary shares each representing a 1/1000th ownership interest in a share, par value $1.00 per preferred share with a liquidation preference of $25,000.00 per preferred share ($25.00 per depositary share) in an underwritten public offering. On April 18, 2013, we issued $10 million of Series C Preferred Stock and received proceeds of $9.7 million from the sale. The sale consisted of an additional 400,000 depositary shares issued pursuant to the partial exercise of the over-allotment option granted to the underwriters.

The Series C Preferred Stock ranks senior to our common stock and on parity with our 5.375% Series B Cumulative Convertible Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up. The Series C Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with certain changes of control.

At any time on or after April 10, 2018, we may, at our option, redeem the Series C Preferred Stock, in whole at any time or in part from time to time, for cash at a redemption price of $25,000.00 per preferred share, plus all accumulated and unpaid dividends to, but not including, the date of redemption. We may redeem the Series C Preferred Stock following certain changes of control, if we do not exercise this option, then the holders of the Series C Preferred Stock have the option to convert the shares of preferred stock into up to 3,371.54 shares of our common stock per share of Series C Preferred Stock, subject to certain adjustments. If we exercise any of our redemption rights relating to shares of Series C Preferred Stock, the holders of Series C Preferred Stock will not have the conversion right described above with respect to the shares of Series C Preferred Stock called for redemption.

Holders of the Series C Preferred Stock have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other limited circumstances or as required by law.

We used a portion of the net proceeds from the offering of our Series C Preferred Stock to enhance liquidity and financial flexibility through the repayment of borrowings outstanding under our Senior Credit Facility and we intend to use the remainder for general corporate purposes.

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

The following table summarizes the realized and unrealized gains and losses we recognized on our oil and natural gas derivatives for the three month period ended March 31, 2013 and 2012.

	Three Months Ended March 31,
Oil and Natural Gas Derivatives (in thousands)	2013	2012
Realized gain on oil and natural gas derivatives	$152	$15,893
Unrealized loss on oil and natural gas derivatives	(2,104)	(6,468)

Total gain (loss) on oil and natural gas derivatives	$(1,952)	$9,425

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all hedges are approved by the Hedging Committee of our Board of Directors, and reviewed periodically by the entire Board of Directors. As of March 31, 2013, the commodity derivatives we used were in the form of:

(a)	swaps, where we receive a fixed price and pay a floating price, based on NYMEX or specific transfer point quoted prices; and

(b)	swaptions, where we grant the counter party the right but not the obligation to enter into an underlying swap by a specific date at a specific strike price.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due to seasonality of demand and other factors beyond our control. Domestic crude oil and natural gas prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering derivative contracts. We would have been at risk of losing a fair value amount of $0.3 million had our counterparties as a group been unable to fulfill their obligations as of March 31, 2013.

As of March 31, 2013, our open forward positions on our outstanding commodity derivative contracts, all of which were with BNP Paribas, Royal Bank of Canada, JPMorgan Chase Bank, N.A., Merrill Lynch Commodities, Inc. and Wells Fargo Bank, N.A., were as follows:

Contract Type	Daily Volume	Total Remaining Volume	Fixed Price	Fair Value at March 31, 2013 (in thousands)
Natural gas swaptions (MMBtu)
2014	20,000	7,300,000	$5.35	$(514)
Oil swaps (BBL)
2013	3,500	962,500	$92.25-$103.15	(2,114)
Oil swaptions (BBL)
2014	1,500	547,500	$97.30-$101.00	(1,689)

			Total	$(4,317)

After March 31, 2013, we entered into the following derivative contracts:

Contract Type	Daily Volume	Strike Price	Contract Start Date	Contract Termination
Oil swap (BBL)	1,000	$92.95	January 1, 2014	December 31, 2014
Natural Gas swap (MMBtu)	10,000	$4.1825	October 1, 2013	December 31, 2014

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of March 31, 2013 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1 “Description of Business and Significant Accounting Policies— Fair Value Measurement” for our discussion for inputs used and valuation techniques for determining fair values.

	March 31, 2013 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$264	$—	$264
Current Liabilities Commodity Derivatives	—	(2,929)	—	(2,929)
Non-current Liabilities Commodity Derivatives	—	(1,652)	—	(1,652)

Total	$—	$(4,317)	$—	$(4,317)

NOTE 8—Commitments and Contingencies

As of March 31, 2013, we did not have any changes in material commitments and contingencies, including outstanding and pending litigation.

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risk and uncertainties:

•	planned capital expenditures;

•	future drilling activity;

•	our financial condition;

•	our ability to repay our debt;

•	business strategy, including our ability to successfully transition to more liquids-focused operations;

•	the market prices of oil and natural gas;

•	uncertainties about our estimated quantities of oil and natural gas reserves;

•	financial market conditions and availability of capital;

•	production;

•	hedging arrangements;

•	future cash flows and borrowings;

•	litigation matters;

•	pursuit of potential future acquisition opportunities;

•	sources of funding for exploration and development;

•	general economic conditions, either nationally or in the jurisdictions in which we do business;

•

legislative or regulatory changes, including retroactive royalty or production tax regimes, hydraulic-fracturing regulation, drilling and permitting regulations, derivatives reform, changes in state and federal corporate taxes, environmental regulation, environmental risks and liability under federal, state and foreign and local environmental laws and regulations;

•	the creditworthiness of our financial counterparties and operation partners;

•	the securities, capital or credit markets; and

•	other factors discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings, press releases and discussions with our management.

For additional information regarding known material factors that could cause our actual results to differ from projected results, please read the rest of this report and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We are an independent oil and natural gas company engaged in the exploration, development and production of properties primarily in (i) South Texas, primarily targeting the Eagle Ford Shale Trend, (ii) Northwest Louisiana and East Texas, primarily targeting the Haynesville Shale, Bossier Shale and Cotton Valley Trends and (iii) Southwest Mississippi and Southeast Louisiana primarily targeting the Tuscaloosa Marine Shale.

We seek to increase shareholder value by growing our oil and natural gas reserves, production revenues and operating cash flow through exploration and development activities. In our opinion, on a long term basis, growth in oil and natural gas reserves and cash flow on a cost-effective basis are the most important indicators of performance success for an independent oil and natural gas company.

We develop an annual capital expenditure budget which is reviewed and approved by our board of directors on a quarterly basis and revised throughout the year as circumstances warrant. We take into consideration our projected operating cash flow and externally available sources of financing, such as bank debt, when establishing our capital expenditure budget.

We place primary emphasis on our cash flow from operating activities (“operating cash flow”) in managing our business. Management considers operating cash flow a more important indicator of our financial success than other traditional performance measures such as net income because operating cash flow considers only the cash expenses incurred during the period and excludes the non-cash impact of unrealized hedging gains (losses), noncash general and administrative expenses and impairments.

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

•

Increase our oil production. During the past two years, we have concentrated on increasing our crude oil production and reserves by investing and drilling in the Eagle Ford Shale Trend and, more recently, the Tuscaloosa Marine Shale. We intend to take advantage of the current favorable sales price of oil compared to the relative sales price of natural gas, and continue to grow our oil production as a percentage of total production.

•

Expand acreage position in shale plays. As of March 31, 2013, we had acquired approximately 134,000 net acres in the Tuscaloosa Marine Shale in Southeastern Louisiana and Southwestern Mississippi. We continue to concentrate our efforts in areas where we can apply our technical expertise and where we have significant operational control or experience. To leverage our extensive regional knowledge base, we seek to acquire leasehold acreage with significant drilling potential in areas that exhibit characteristics similar to our existing properties. We continually strive to rationalize our portfolio of properties by selling marginal non-core properties in an effort to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.

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

•

Maintain financial flexibility. As of March 31, 2013, we had a borrowing base of $210 million under our $600 million Senior Credit Facility, of which $145 million was outstanding. In April 2013, we repaid approximately $100 million of the amount outstanding on our Senior Credit Facility using proceeds received from the offering of our Series C Preferred Stock. We have historically funded growth through operating cash flow, debt, equity and equity-linked security issuances, divestments of non-core assets and entering into strategic joint ventures. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including fixed price swaps, swaptions and costless collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy.

Overview of First Quarter 2013 Results

First Quarter 2013 financial and operating results included:

•	Our oil and condensate production for the first quarter of 2013 increased to 31% of our total production compared to 15% of our total production in the first quarter of 2012.

•	Our oil revenue for the first quarter of 2013 increased to 70% of our total oil and natural gas revenue compared to 51% of our oil and natural gas revenue in the first quarter of 2012.

•	We successfully completed and produced from our operated Crosby 12H-1 well in our emerging Tuscaloosa Marine Shale play.

•

We conducted drilling operations on 8 gross (3.6 net) wells in the first quarter of 2013, including 5 gross (3.3 net) Eagle Ford Shale Trend wells in South Texas and 3 gross (0.3 net) wells in the Tuscaloosa Marine Shale Trend. We added 8 gross (4 net) wells to production in the first quarter of 2013, 3 of which were in the Eagle Ford Shale Trend and 1 in the Tuscaloosa Marine Shale. As of March 31, 2013, we had 18 gross (10 net) wells drilled and waiting on completion equally comprised of Haynesville Shale Trend and Eagle Ford Shale wells.

Primary Operating Areas

Eagle Ford Shale Trend

During the three months ended March 31, 2013, we continued drilling operations on our acreage in the Eagle Ford Shale Trend. We entered into the Eagle Ford Shale Trend in April 2010, with our leasehold position located in La Salle and Frio Counties, Texas. We held approximately 54,000 gross (39,000 net) acres as of March 31, 2013, all of which are either producing from or prospective for the Eagle Ford Shale. During the first three months of 2013, we conducted drilling operations on approximately 5 gross (3.3 net) Eagle Ford Shale Trend wells. During the remainder of 2013, we plan to conduct drilling operations on 15 gross (10 net) wells in the Eagle Ford Shale Trend. During the first three months of 2013, we spent approximately $25.9 million on drilling and completion, leasehold and infrastructure capital expenditures in the Eagle Ford Shale Trend.

Tuscaloosa Marine Shale

We held approximately 159,000 gross (134,000 net) acres in the Tuscaloosa Marine Shale as of March 31, 2013. Our acreage is located in East Feliciana, West Feliciana, St Helena, Concordia and Washington Parishes in Southeastern Louisiana and Wilkinson, Pike and Amite Counties in Southwestern Mississippi. Since December 31, 2012, we have added approximately 1,400 gross (200 net) acres in the trend. During the first quarter of 2013, we conducted drilling operations on approximately 3 gross (0.3 net) non-operated wells in the Tuscaloosa Marine Shale.

On February 6, 2013, we announced results of our first operated well, the Crosby 12H-1 well in which we own a 50% working interest. During the first three months of 2013, we spent approximately $9.2 million in the Tuscaloosa Marine Shale Trend, which included $1.7 million for leasehold costs.

Haynesville Shale Trend

Our relatively low risk development drilling program in this trend is primarily centered in Rusk, Panola, Angelina and Nacogdoches Counties, Texas and DeSoto and Caddo Parishes, Louisiana. We hold approximately 117,000 gross (71,000 net) acres as of March 31, 2013 producing from and prospective for the Haynesville Shale. Our net production volumes from our Haynesville Shale wells aggregated approximately 31,000 Mcfe per day in the first quarter of 2013, or approximately 46% of our total production for the quarter. During the first three months of 2013, we expended $12.7 million on completion operations on approximately 4 gross (1.5 net) Haynesville Shale Trend wells, which were drilled in 2012 but were cased in early 2013. As of March 31, 2013, we had approximately 9 gross (4.1 net) Haynesville Shale Trend wells drilled and waiting on completion.

Core Haynesville Shale

Our core Haynesville Shale drilling program is primarily concentrated in the Bethany-Longstreet and Greenwood-Waskom fields in Caddo and DeSoto Parishes in Northwest Louisiana. Our core Haynesville Shale drilling activity includes both operated and non-operated drilling in and around our core acreage positions in Northwest Louisiana. We held approximately 32,000 gross (16,000 net) acres as of March 31, 2013. Our net production volumes from our core Haynesville Shale wells totaled approximately 25,000 Mcfe per day in the first quarter of 2013, or approximately 38% of our total production for the quarter. We expended $4.6 million in the first three months in 2013 on completion of wells previously drilled on which completion activities had been deferred.

Shelby Trough / Angelina River Trend

We operate all of our drilling activities in this area, which is primarily located in Nacogdoches, Angelina and Shelby Counties, Texas. We currently hold approximately 36,000 gross (28,000 net) acres as of March 31, 2013. Our net production volumes from the Shelby Trough wells totaled approximately 2,600 Mcfe per day in the first quarter of 2013, or approximately 4% of our total production for the quarter. During the first three months of 2013, we expended $8.1 million in conducting completion operations on one 100% owned Angelina River Trend well that was previously drilled.

Results of Operations

For the three months ended March 31, 2013, we reported net loss applicable to common stock of $30.0 million, or $0.82 per basic and diluted share, on total revenue of $47.1 million as compared to net loss applicable to common stock of $19.2 million, or $0.53 per basic and diluted share, on total revenue of $45.3 million for the three months ended March 31, 2012. The decrease in natural gas production in the three months ended March 31, 2013 compared to the same period in 2012 reduced oil and natural gas revenue by $8.3 million, while the increase in oil and condensate production in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 increased oil and natural gas revenues by approximately $9.9 million compared to the same period in 2012. Derivatives activity was the largest difference between the comparative periods as we recorded a $2.0 million loss on derivatives not designated as hedges in the three months ended March 31, 2013, compared to a $9.4 million gain on derivatives not designated as hedges for the three months ended March 31, 2012.

The following table reflects our summary operating information for the periods presented (in thousands except for price and volume data). Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

(In thousands, except for price data)	Three Months Ended March 31,
	2013	2012	Variance
Revenues:
Natural gas	$14,080	$22,344	$(8,264)	(37%)
Oil and condensate	32,974	23,033	9,941	43%
Natural gas, oil and condensate	47,054	45,377	1,677	4%
Operating revenues	47,084	45,308	1,776	4%
Operating expenses	60,226	59,549	677	1%
Operating income (loss)	(13,142)	(14,241)	1,099	8%
Net income (loss) applicable to common stock	(29,975)	(19,241)	(10,734)	(56%)
Net Production:
Natural gas (MMcf)	4,144	7,466	(3,322)	(44%)
Oil and condensate (MBbls)	308	217	91	42%
Total (Mmcfe)	5,992	8,765	(2,773)	(32%)
Average daily production (Mcfe/d)	66,582	96,324	(29,742)	(31%)

(In thousands, except for price data)	Three Months Ended March 31,
	2013	2012	Variance
Average realized sales price per unit:
Natural gas (per Mcf)	$3.40	$2.99	$0.41	14%
Natural gas (per Mcf) including realized derivatives	3.40	5.19	(1.79)	(34%)
Oil and condensate (per Bbl)	107.02	106.35	0.67	1%
Oil and condensate (per Bbl) including realized derivatives	107.52	103.84	3.68	4%
Average realized price (per Mcfe)	7.85	5.18	2.67	52%

Oil and Natural Gas Revenue

Revenues from operations increased by approximately $1.8 million for the three months ended March 31, 2013 compared to the same period in 2012 reflecting the increase in oil and condensate production and increases in average realized sales prices which increased revenues by approximately $12.9 million partially offset by a decrease in natural gas production which decreased revenues by approximately $11.2 million. In addition to the sale of our South Henderson Field in the third quarter of 2012, we continued to focus on drilling oil wells in 2013 instead of natural gas wells, resulting in a corresponding decline in our natural gas production. In response to depressed natural gas prices, we are focusing our resources on increasing oil production, which we are currently able to sell at a more favorable relative price. For the three months ended March 31, 2013, 70% of our oil and natural gas revenue was attributable to oil sales compared to 51% for the three months ended March 31, 2012.

The difference in our realized prices inclusive of the effect of the realized gains and losses on our natural gas derivatives between the three month periods ended March 31, 2013 and 2012 relates to our natural gas swap contracts. In 2013, we do not have any natural gas hedges while in 2012, we had 60,000 MMBtu per day hedged at an average floor price of $5.78 per MMbtu. In the three months ended March 31, 2013, we had an average of 3,672 Bbls of oil per day hedged at an average fixed price of $100.49 per Bbl and as of March 31, 2012, we had 2,500 Bbls of oil per day hedged at an average fixed price of $100.56 per Bbl.

Operating Expenses

As described below, operating expenses increased $0.7 million, or 1%, to $60.2 million in three months ended March 31, 2013 from $59.5 million in the same period in 2012.

	Three Months Ended March 31,
Operating Expenses (in thousands)	2013	2012	Variance
Lease operating expenses	$7,216	$8,354	$(1,138)	(14%)
Production and other taxes	2,760	1,993	767	38%
Transportation and processing	2,597	4,128	(1,531)	(37%)
Exploration	3,335	2,213	1,122	51%

	Three Months Ended March 31,
Operating Expenses per Mcfe	2013	2012	Variance
Lease operating expenses	$1.20	$0.95	$0.25	26%
Production and other taxes	0.46	0.23	0.23	100%
Transportation and processing	0.43	0.47	(0.04)	(9%)
Exploration	0.56	0.25	0.31	124%

Lease Operating Expense

Lease operating expense (“LOE”) during the three month period ended March 31, 2013 decreased compared to the three months ended March 31, 2012 as a result of the sale of our South Henderson Field in the third quarter of 2012 and decreased work over expense partially offset by increased expense related to our Eagle Ford Shale oil activity. Our LOE per unit of production is trending higher as we add more oil wells which carry higher operating costs than natural gas wells. Oil contributed 31% to our production volumes in the first quarter 2013 compared to only 15% in first quarter 2012.

Production and Other Taxes

Production and other taxes for the three months ended March 31, 2013 include production tax of $1.8 million and ad valorem tax of $0.9 million. Production tax for the current period does not include any tax credits attributed to Tight Gas Sands (“TGS”) credits for our natural gas wells in the State of Texas. During the comparable period in 2012, production and other taxes included production tax of $1.7 million and ad valorem tax of $0.3 million. Production tax for that comparable period was net of $0.2 million in TGS credits.

The slightly higher production tax for 2013 compared to 2012 is attributable to the increasing portion of our production coming from the Eagle Ford Shale oil wells which are not exempt from Texas severance tax and the expiration of the Louisiana tax exemption on certain horizontal natural gas wells. These increases are partially offset by the tax savings on the sale of the South Henderson Field. The Louisiana horizontal wells are eligible for a two year severance tax exemption from the date of first production or until payout of qualified costs, whichever is first. Ad valorem tax, which is based on property value, is trending higher driven by the increasing oil production and increasing well count in the Eagle Ford shale.

Transportation and Processing Expense

Transportation and processing expense decreased in the three months ended March 31, 2013 compared to the same period in 2012, as a result of the sale of our South Henderson Field in the third quarter 2012 and lower natural gas production which carries substantially all of our transportation and processing cost.

Exploration

The increase in exploration expense for the three months ended March 31, 2013 compared to the same period in 2012 is attributable to the cost of seismic and write-off of the cost associated with expiring leases primarily in South Texas.

	Three Months Ended March 31,
Operating Expenses (in thousands)	2013	2012	Variance
Depreciation, depletion and amortization	$34,974	$32,278	$2,696	8%
Impairment	—	2,662	(2,662)	(100%)
General and administrative	9,387	7,921	1,466	19%
Gain on sale of assets	(43)	—	(43)	(100%)

	Three Months Ended March 31,
Operating Expenses per Mcfe	2013	2012	Variance
Depreciation, depletion and amortization	$5.84	$3.68	$2.16	59%
Impairment	—	0.30	(0.30)	(100%)
General and administrative	1.57	0.90	0.67	74%
Gain on sale of assets	(0.01)	—	(0.01)	(100%)

Depreciation Depletion and Amortization (“DD&A”)

DD&A expense for the three months ended March 31, 2013 compared to the same period in 2012 was higher as a greater percentage of our production volumes came from oil operating areas with higher DD&A rates, such as our Eagle Ford Shale Trend. The average DD&A rate increased 59%, while our oil production increased 42% period to period.

Impairment

We did not record impairment expense in the three months ended March 31, 2013 compared to impairment expense of $2.7 million on three fields for the three months ended March 31, 2012. The majority of our impairment expense in 2012 was related to certain of our non-core fields due to declining natural gas prices.

General and Administrative (“G&A”) Expense

G&A expense increased in the three months ended March 31, 2013 compared to the same period in 2012. The increase reflects higher compensation expense associated with 2012 employee bonuses that were paid in 2013. Share-based compensation expense, which is a non-cash item, amounted to $1.8 million in 2013, a $0.2 million increase over 2012.

Gain on Sale of Assets

We recorded a gain of less than $0.1 million on the sale of certain non-core properties located in Northwest Louisiana for proceeds of $0.4 million in the three months ended March 31, 2013.

Other Income (Expense)

	Three Months Ended March 31,
	2013	2012
Other income (expense) (in thousands):
Interest expense	$(13,373)	$(12,913)
Interest income and other	4	—
Gain (loss) on derivatives not designated as hedges	(1,952)	9,425
Average funded borrowings adjusted for debt discount	607,508	578,351
Average funded borrowings	620,079	607,596

Interest Expense

The increase in interest expense for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily caused by our higher average level of outstanding borrowings on our Senior Credit Facility in the three months ended March 31, 2013. Non-cash interest of $3.4 million is included in the $13.4 million interest expense reported for the three months ended March 31, 2013.

Gain (Loss) on Derivatives Not Designated as Hedges

Loss on derivatives not designated as hedges for the three months ended March 31, 2013 includes an unrealized loss of $2.1 million for the change of the fair value of our oil and natural gas derivative contracts, offset by a realized gain of $0.1 million on the settlement of our oil derivatives. The unrealized loss consisted of a $2.2 million loss on our oil derivatives, offset by $0.1 million gain on our natural gas swaption derivative. The unrealized loss on oil derivatives reflects the increase in oil futures prices for the period while the gain on the swaption reflects the shorter maturity.

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

Income Tax Benefit

We recorded no income tax benefit for the three months ended March 31, 2013. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of March 31, 2013.

Adjusted EBITDAX (1)

	Three Months Ended March 31,
	2013	2012
Net Loss (GAAP)	$(28,463)	$(17,729)
Exploration Expense	3,335	2,213
Depreciation, depletion and amortization	34,974	32,278
Impairment	—	2,662
Stock compensation expense	1,774	1,552
Interest expense	13,373	12,913
Unrealized loss on derivatives not designated as hedges	2,104	6,468
Other items (2)	(47)	—
Adjusted EBITDAX	$27,050	$40,357

(1)	Adjusted EBITDAX is earnings before interest expense, income tax, DD&A, exploration expense and impairment of oil and gas properties. In calculating EBITDAX for this purpose, earnings include realized gains (losses) from derivatives but exclude unrealized gains (losses) from derivatives. Other excluded items include Interest income and other, Gain on sale of assets, Gain on early extinguishment of debt and other expense.
(2)	Other items include interest income and gain on sale of assets.

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

Liquidity and Capital Resources

Overview

Our primary sources of cash during the first quarter of 2013 were cash on hand, cash flow from operating activities, borrowings under our Senior Credit Facility and to a lesser extent, sale of assets. We used cash primarily to fund our capital spending program, pay down debt, pay interest on outstanding debt, and pay preferred stock dividends. We expect to finance our estimated capital expenditures for the remainder of 2013 through a combination of cash from operating activities, borrowings under our Senior Credit Facility and proceeds from our securities offerings.

Our total 2013 capital expenditure budget is between $175 million and $200 million, exclusive of acquisitions other than lease acreage additions in our core areas. We plan on spending between $160 million and $175 million on drilling and completion cost and $15 million on leasehold and infrastructure costs. We will concentrate on developing our oil assets in 2013 by allocating approximately 85% of our drilling and completion budget to oil directed activity. Oil directed activity will be concentrated in the Eagle Ford Shale and the Tuscaloosa Marine Shale trends.

On January 22, 2013 we filed a universal shelf registration statement that that became effective on March 8, 2013, which will provide us with the ability to make registered offerings of various equity or debt securities to the public of up to an aggregate amount of $500 million.

In April 2013, we issued $110 million of Series C Preferred Stock and received $106.2 million net proceeds from the sale. The sale consisted of 4,400,000 depositary shares each representing a 1/1000th ownership interest of a share, with a par value $1.00 per preferred share with a liquidation preference of $25,000.00 per preferred share ($25.00 per depositary share) in an underwritten public offering. We used a portion of the proceeds from the offering to enhance liquidity and financial flexibility through the repayment of borrowings outstanding under our Senior Credit Facility, and we intend to use the remainder for general corporate purposes. See Note 6 – “Subsequent Event” in the Notes to Consolidated Financial Statements under Part 1 Item 1 of this Form 10-Q for more information about the offering.

We have in place a $600 million Senior Credit Facility, entered into with a syndicate of U.S. and international lenders. As of March 31, 2013, we had a $210 million borrowing base with $145 million outstanding. In April 2013, we applied approximately $100 million of the net proceeds from our offering of Series C Preferred Stock to pay down outstanding borrowings under our Senior Credit Facility. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. In connection with the April 1, 2013 redetermination, the borrowing base was increased to $225 million. We were in compliance with existing covenants under the Senior Credit Facility at March 31, 2013. The Senior Credit

Facility matures on July 1, 2014 subject to automatic extension to February 25, 2016, if, prior to maturity, we have future bank borrowings or cash on hand to prepay or escrow certain proceeds sufficient to prepay our 2029 Notes. We anticipate conducting a public offering of securities before our 2029 Notes become subject to a put right on October 1, 2014, however, we can make no assurances that we would be able to access the capital markets on terms that are acceptable to us. As a result of this put right, any amounts outstanding on the 2029 Notes will be characterized as a current liability in the fourth quarter of 2013. Similarly, if the 2029 Notes are not redeemed, retired or otherwise fully funded for prepayment with future bank borrowings, cash on hand or escrow proceeds prior to June 30, 2013, any amount outstanding under the Senior Credit Facility with a maturity date of July 1, 2014 will be characterized as a current liability in the third quarter of 2013.

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

We have supported our cash flows with oil derivative contracts which covered approximately 33% of our oil and natural gas sales volumes for the first quarter of 2013. We have also supported our cash flows by entering into derivative positions currently covering approximately 27% of our projected oil and natural gas sales volumes for the remainder of 2013. See Note 7—“Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Three Months Ended March 31,
	2013	2012	Variance
Cash flow statement information:
Net cash:
Provided by operating activities	$6,272	$30,537	$(24,265)
Used in investing activities	(51,778)	(63,335)	11,557
Provided by financing activities	48,366	29,451	18,915

Increase (decrease) in cash and cash equivalents	$2,860	$(3,347)	$6,207

Operating activities. Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash provided by operating activities for the three months ended March 31, 2013 totaled $6.3 million down $24.2 million from the three months ended March 31, 2012. The decrease reflects $15.7 million lower derivative settlements and the remaining $8.5 million of working capital changes.

Investing activities. Net cash used in investing activities was $51.8 million for the three months ended March 31, 2013, compared to $63.3 million for 2012. While we booked capital expenditures of approximately $48.4 million in the three months ended March 31, 2013, we paid out cash amounts totaling $52.2 million in the three months ended March 31, 2013. The difference is attributed to $14.7 million in drilling and completion costs accrued at March 31, 2013 and non-cash asset retirement obligation additions of $0.1 million, partially offset by $18.6 million in drilling and completion cost accrued at December 31, 2012 and paid in the three months ended March 31, 2013. Offsetting our capital expenditures was the receipt of $0.4 million in net proceeds, primarily from the sale of non-core assets located in Northwest Louisiana.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2013 consisted primarily of proceeds from net payments under our Senior Credit Facility of $50 million, partially offset by preferred stock dividends of $1.5 million. We have $145 million in borrowings outstanding under our Senior Credit Facility as of March 31, 2013. In the three months ended March 31, 2012 net cash provided by financing activities consisted of $31 million of proceeds from the borrowings under our Senior Credit Facility offset by $1.5 million preferred stock dividend.

Debt consisted of the following balances as of the dates indicated (in thousands):

	March 31, 2013			December 31, 2012
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$145,000	$145,000	$145,000	$95,000	$95,000	$95,000
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	218,500	200,961	216,665	218,500	198,242	204,975
8.875% Senior Notes due 2019	275,000	275,000	283,938	275,000	275,000	261,250

Total debt	$638,929	$621,390	$646,032	$588,929	$568,671	$561,654

(1)	The carrying amount for the Senior Credit Facility represents fair value because the variable interest rates are reflective of current market conditions and the carrying amount of the 3.25% Convertible Senior Notes due 2026 represents fair value because the last transacted activity was at par; otherwise, fair value was obtained by direct market quotes within Level 1 of the fair value hierarchy.
(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was $17.5 million and $20.3 million as of March 31, 2013 and December 31, 2012 respectively.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$1,343	4.3%	$1,160	4.1%
3.25% Convertible Senior Notes due 2026	4	3.3%	3	3.3%
5.0% Convertible Senior Notes due 2029	5,699	11.4%	5,423	11.5%
8.875% Senior Notes due 2019	6,327	9.2%	6,327	9.2%

Total	$13,373		$12,913

For additional information on our financing activities, see Note 3 – “Debt” in the Notes to Consolidated Financial Statements under Part 1 Item I of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2012, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended March 31, 2013.

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

For information regarding our accounting policies and additional information related to our derivative and financial instruments, see Note 1—“Description of Business and Significant Accounting Policies”, Note 7—“Derivative Activities” and Note 3—“Debt” in the Notes to Consolidated Financial Statements under Part 1, Item I of this Quarterly Report on Form 10-Q.

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

As of March 31, 2013, we had derivative instruments in place for 2013 of approximately 3,500 Bbls per day (crude oil). At March 31, 2013, we have a net liability derivative position of $4.3 million related to these derivative instruments. Utilizing actual derivative contractual volumes a hypothetical 10% increase in oil and natural gas prices would have increased the net derivative liability to $16.6 million, while a hypothetical 10% decrease in oil and natural gas prices would have turned our derivative position to a net derivative asset of $6.4 million. However, a gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

Adoption of Comprehensive Financial Reform

The adoption of comprehensive financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of March 31, 2013, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1. under “Note 8—Commitments and Contingencies” to our Notes to Consolidated Financial Statements in this Form 10-Q.

Item 1A—Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or future results.

Item 6—Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Goodrich Acquisition II, Inc., dated January 31, 1997 (Incorporated by reference to Exhibit 3.1A of the Company’s Third Amended Registration Statement on Form S-1 (Registration No. 333-47078) filed December 8, 2000).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Acquisition II, dated January 31, 1997 (Incorporated by reference to Exhibit 3.1B of the Company’s Third Amended Registration Statement on Form S-1 (Registration No. 333-47078) filed December 8, 2000).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated March 12, 1998 (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed March 20, 1998).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 9, 2002 (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed on December 3, 2007).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 30, 2007 (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).

3.5	Goodrich Petroleum Corporation Amended and Restated Bylaws, effective February 12, 2008 (Incorporated by reference to Exhibit 3.2(1) of the Company’s Current Report on Form 8-K filed on February 19, 2008).

3.6	Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on December 22, 2005).

3.7	Certificate of Designation with respect to the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on April 10, 2013).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement filed February 20, 1996 on Form S-8 (File No. 33-01077)).

4.2	Deposit Agreement, dated as of April 10, 2013, by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 10, 2013).

4.3	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on April 10, 2013).

4.4	Form of Certificate representing the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed on April 10, 2013).

4.5	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-12719) filed on February 19, 2008).

*10.1	Seventh Amendment to Second Amended and Restated Credit Agreement dated as of November 2, 2012 among Goodrich Petroleum Company, L.L.C., Well Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

*10.2	Eighth Amendment to Second Amended and Restated Credit Agreement dated as of March 13, 2013 among Goodrich Petroleum Company, L.L.C., Well Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

*31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: May 7, 2013	By:	/S/ WALTER G. GOODRICH
Walter G. Goodrich
Vice Chairman & Chief Executive Officer

Date: May 7, 2013	By:	/S/ JAN L. SCHOTT
Jan L. Schott
Senior Vice President & Chief Financial Officer

GOODRICH PETROLEUM CORPORATION LIST OF EXHIBITS TO FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2013

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Goodrich Acquisition II, Inc., dated January 31, 1997 (Incorporated by reference to Exhibit 3.1A of the Company’s Third Amended Registration Statement on Form S-1 (Registration No. 333-47078) filed December 8, 2000).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Acquisition II, dated January 31, 1997 (Incorporated by reference to Exhibit 3.1B of the Company’s Third Amended Registration Statement on Form S-1 (Registration No. 333-47078) filed December 8, 2000).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated March 12, 1998 (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed March 20, 1998).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 9, 2002 (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed on December 3, 2007).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 30, 2007 (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).

3.5	Goodrich Petroleum Corporation Amended and Restated Bylaws, effective February 12, 2008 (Incorporated by reference to Exhibit 3.2(1) of the Company’s Current Report on Form 8-K filed on February 19, 2008).

3.6	Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on December 22, 2005).

3.7	Certificate of Designation with respect to the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on April 10, 2013).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement filed February 20, 1996 on Form S-8 (File No. 33-01077)).

4.2	Deposit Agreement, dated as of April 10, 2013, by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 10, 2013).

4.3	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on April 10, 2013).

4.4	Form of Certificate representing the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed on April 10, 2013).

4.5	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-12719) filed on February 19, 2008).

*10.1	Seventh Amendment to Second Amended and Restated Credit Agreement dated as of November 2, 2012 among Goodrich Petroleum Company, L.L.C., Well Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

*10.2	Eighth Amendment to Second Amended and Restated Credit Agreement dated as of March 13, 2013 among Goodrich Petroleum Company, L.L.C., Well Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

*31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith