Form 10-Q
period 2013-06-30
GOODRICH PETROLEUM CORP
filed 2013-08-07
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of shares outstanding of the Registrant’s common stock as of August 2, 2013 was 36,806,242.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,650	$1,188
Accounts receivable, trade and other, net of allowance	3,366	7,078
Accrued oil and natural gas revenue	19,246	19,054
Fair value of oil and natural gas derivatives	5,808	2,125
Inventory	1,872	2,202
Prepaid expenses and other	4,118	926

Total current assets	37,060	32,573

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	1,703,778	1,619,914
Furniture, fixtures and equipment	6,415	6,212

	1,710,193	1,626,126
Less: Accumulated depletion, depreciation and amortization	(957,351)	(906,377)

Net property and equipment	752,842	719,749
Fair value of oil and natural gas derivatives	2,597	—
Deferred tax assets	1,594	636
Deferred financing cost and other	13,493	15,427

TOTAL ASSETS	$807,586	$768,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$67,858	$73,094
Accrued liabilities	38,174	37,634
Accrued abandonment costs	112	168
Deferred tax liabilities current	1,594	636
Fair value of oil and natural gas derivatives	1,744	351

Total current liabilities	109,482	111,883
LONG-TERM DEBT	554,108	568,671
Accrued abandonment costs	18,635	18,138
Fair value of oil and natural gas derivatives	—	3,987
Transportation obligation	5,755	5,461

Total liabilities	687,980	708,140

Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value per share authorized:
5.375% Series B convertible preferred stock, issued and outstanding 2,250,000 shares	2,250	2,250
10% Series C cumulative preferred stock, issued and outstanding 4,400 shares	4	—
Common stock: $0.20 par value, 100,000,000 shares authorized; issued and outstanding 36,806,209 and 36,758,141 shares, respectively	7,361	7,352
Treasury stock (77,788 and 77,142 shares, respectively)	(647)	(639)
Additional paid in capital	757,888	648,458
Retained earnings (accumulated deficit)	(647,250)	(597,176)

Total stockholders’ equity	119,606	60,245

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$807,586	$768,385

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Oil and natural gas revenues	$48,071	$41,411	$95,125	$86,788
Other	414	(65)	444	(134)

	48,485	41,346	95,569	86,654

OPERATING EXPENSES:
Lease operating expense	5,881	6,695	13,097	15,049
Production and other taxes	2,742	2,087	5,502	4,080
Transportation and processing	2,476	3,522	5,073	7,650
Depreciation, depletion and amortization	34,513	34,562	69,487	66,840
Exploration	9,511	2,019	12,846	4,232
Impairment	—	—	—	2,662
General and administrative	7,645	6,690	17,032	14,611
Gain on sale of assets	—	(72)	(43)	(72)
Other	(91)	—	(91)	—

	62,677	55,503	122,903	115,052

Operating income (loss)	(14,192)	(14,157)	(27,334)	(28,398)

OTHER INCOME (EXPENSE):
Interest expense	(13,027)	(13,089)	(26,400)	(26,002)
Interest income and other	15	1	19	1
Gain on derivatives not designated as hedges	11,061	24,043	9,109	33,468

	(1,951)	10,955	(17,272)	7,467

Income (loss) before income taxes	(16,143)	(3,202)	(44,606)	(20,931)
Income tax benefit	—	—	—	—

Net income (loss)	(16,143)	(3,202)	(44,606)	(20,931)
Preferred stock dividends	3,956	1,512	5,468	3,024

Net loss applicable to common stock	$(20,099)	$(4,714)	$(50,074)	$(23,955)

PER COMMON SHARE
Net loss applicable to common stock - basic	$(0.55)	$(0.13)	$(1.36)	$(0.66)
Net loss applicable to common stock - diluted	$(0.55)	$(0.13)	$(1.36)	$(0.66)
Weighted average common shares outstanding - basic	36,701	36,366	36,692	36,352
Weighted average common shares outstanding - diluted	36,701	36,366	36,692	36,352

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,606)	$(20,931)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	69,487	66,840
Unrealized (gain) loss on derivatives not designated as hedges	(8,874)	3,753
Impairment	—	2,662
Amortization of leasehold costs	9,744	2,551
Share based compensation (non-cash)	3,474	3,035
Gain on sale of assets	(43)	(72)
Exploration cost	589	—
Amortization of finance cost and debt discount	6,842	6,272
Amortization of transportation obligation	636	589
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	3,649	(1,964)
Accrued oil and natural gas revenue	(192)	5,692
Inventory	330	4,371
Prepaid expenses and other	(2,618)	3,196
Accounts payable	(5,236)	6,095
Accrued liabilities	2,678	(4,159)

Net cash provided by operating activities	35,860	77,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(114,673)	(131,777)
Proceeds from sale of assets	433	39

Net cash used in investing activities	(114,240)	(131,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	105,500	63,000
Principal payments of bank borrowings	(125,500)	(7,500)
Proceeds from preferred stock offering	105,610	—
Preferred stock dividends	(5,468)	(3,024)
Debt issuance costs	(312)	(56)
Other	(8)	(20)
Exercise of stock options and warrants	20	16

Net cash provided by financing activities	79,842	52,416

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,462	(1,392)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,188	3,347

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,650	$1,955

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At each of June 30, 2013 and December 31, 2012, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

Impairment—We periodically assess our long-lived assets recorded in oil and natural gas properties on the Consolidated Balance Sheets to ensure that they are not carried in excess of fair value, which is computed using Level 3 inputs such as discounted cash flow models or valuations, based on estimated future commodity prices and our various operational assumptions. An evaluation is performed on a field-by-field basis at least annually or whenever changes in facts and circumstances indicate that our oil and natural gas properties may be impaired. There was no indication of impairment of the carrying value of our oil and natural gas properties as of June 30, 2013.

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

Asset Retirement Obligations— These obligations are related to the abandonment and site restoration requirements that result from the acquisition, construction and development of our oil and natural gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense is included in depreciation, depletion and amortization on our Consolidated Statements of Operations.

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At each of June 30, 2013 and December 31, 2012, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

Derivative Instruments—We use derivative instruments such as futures, forwards, options, collars and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas and to hedge our exposure to changing interest rates.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share— Basic income per common share is computed by dividing net income available to common stockholders for each reporting period by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders for each reporting period by the weighted average number of common shares outstanding during the period, plus the effects of potentially dilutive stock options, restricted stock, convertible notes and convertible preferred stock. We use the Treasury Stock method to calculate dilution associated with stock options and restricted stock. The potential dilutive effect of the conversion of shares are associated with our 5.375% Series B Convertible Preferred Stock, 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”) and 5% Convertible Senior Notes due 2029 (the “2029 Notes”) .

Commitments and Contingencies—Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties, when probable of realization, are separately recorded and are not offset against the related liability.

Guarantee—On March 2, 2011, we issued and sold $275 million aggregate principal amount of our 8.875% Senior Notes due 2019 (the “2019 Notes”). Upon issuance of the guarantee related to the 2019 Notes, our subsidiary also became a guarantor on our outstanding 2029 Notes and our 2026 Notes, pursuant to the respective indentures governing the 2029 Notes and 2026 Notes. The 2019 Notes, 2029 Notes and 2026 Notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiary, Goodrich Petroleum Company, L.L.C.

Goodrich Petroleum Corporation, as the parent company (the “Parent Company”), has no independent assets or operations. The guarantee is full and unconditional, subject to customary exceptions pursuant to the indenture governing our 2019 notes, 2026 notes and 2029 notes, as discussed below. The Parent Company has no other subsidiaries. In addition, there are no restrictions on the ability of the Parent Company to obtain funds from its subsidiary by dividend or loan. Finally, the Parent Company’s wholly-owned subsidiary does not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the Parent Company in the form of loans, advances or cash dividends by the subsidiary without the consent of a third party.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

New Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.”—In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance intended to result in convergence between United States Generally Accepted Accounting Principles (“US GAAP”) and International Financial Reporting Standards (“IFRS”) requirements for offsetting (netting) assets and liabilities presented in the statements of financial position. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The disclosure affects all entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with Accounting Standards Codification (“ASC”), ASC 210-20-45 or ASC 815-10-45, or subject to a master netting arrangement, irrespective of whether they are offset on the balance sheet. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. Entities should provide the disclosures required by this ASU retrospectively for all comparative periods presented. We have adopted this guidance effective January 1, 2013.

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Statement of Financial Position for the periods ending June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Derivative Current Asset	$6,406	$(598)	$5,808	$2,410	$(285)	$2,125
Derivative Non-current Asset	5,497	(2,900)	2,597	—	—	—
Derivative Current Liability	(2,342)	598	(1,744)	(636)	285	(351)
Derivative Non-current Liability	(2,900)	2,900	—	(3,987)	—	(3,987)

Total	$6,661	$—	$6,661	$(2,213)	$—	$(2,213)

NOTE 2—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the six months ended June 30, 2013, is as follows (in thousands):

June 30, 2013
Beginning balance	$18,306
Liabilities incurred	213
Revisions in estimated liabilities	—
Liabilities settled	(56)
Accretion expense	609
Dispositions	(325)

Ending balance	$18,747

Current liability	$112
Long term liability	$18,635

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Debt

Debt consisted of the following balances as of the dates indicated (in thousands):

	June 30, 2013			December 31, 2012
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$75,000	$75,000	$75,000	$95,000	$95,000	$95,000
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	218,500	203,679	215,791	218,500	198,242	204,975
8.875% Senior Notes due 2019	275,000	275,000	268,125	275,000	275,000	261,250

Total debt	$568,929	$554,108	$559,345	$588,929	$568,671	$561,654

(1)	The carrying amount for the Senior Credit Facility represents fair value because the variable interest rates are reflective of current market condition. The fair value of the notes was obtained by direct market quotes within Level 2 of the fair value hierarchy.
(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014, the first repurchase date applicable to these notes. The debt discount was $14.8 million and $20.3 million as of June 30, 2013 and December 31, 2012, respectively.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$998	4.9%	$1,336	3.7%	$2,341	4.6%	$2,496	3.9%
3.25% Convertible Senior Notes due 2026	3	3.3%	3	3.3%	7	3.3%	7	3.3%
5.0% Convertible Senior Notes due 2029	5,699	11.3%	5,423	11.3%	11,398	11.5%	10,846	11.4%
8.875% Senior Notes due 2019	6,327	9.2%	6,327	9.2%	12,654	9.3%	12,653	9.2%

Total	$13,027		$13,089		$26,400		$26,002

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

On March 13, 2013, we entered into an Eighth Amendment to our Senior Credit Facility, which was declared effective as of March 25, 2013, to amend certain covenants applicable to permit payment of regular cash dividends on up to $250 million in stated or liquidation value of any new series of preferred stock, for so long as no Default, Event of Default or Borrowing Base Deficiency (as such terms are defined in the Senior Credit Facility) exists. The Eighth Amendment also permits us to fund an escrow on or prior to June 30, 2014 sufficient to provide for the repurchase or redemption of $218.5 million outstanding principal amount of our 2029 Notes with future bank borrowings or cash on hand in an amount of aggregate net proceeds from any future offerings of certain qualifying debt or equity securities. Our Senior Credit Facility currently matures on July 1, 2014, however, to the extent that sufficient funds are deposited in the escrow account on or prior to June 30, 2014 to redeem any remaining 2029 Notes at par, our Senior Credit Facility will automatically be extended to February 25, 2016. The Eighth Amendment also provides additional flexibility to exchange or modify the 2029 Notes for certain qualifying debt and equity securities.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total lender commitments under the Senior Credit Facility are $600 million subject to borrowing base limitations. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. In connection with the April 1, 2013 redetermination, the borrowing base was established at $225 million. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 1.00% to 1.75%, or LIBOR plus 2.00% to 2.75%, depending on borrowing base utilization. As of June 30, 2013, we had $75 million outstanding under the Senior Credit Facility. Substantially all our assets are pledged as collateral to secure the Senior Credit Facility.

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

We were in compliance with all the financial covenants of the Senior Credit Facility as of June 30, 2013.

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

5% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of our 2029 Notes. The 2029 Notes mature on October 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Notes are our senior unsecured obligations and rank equally in right of payment to all of our other existing and future indebtedness. The 2029 Notes accrue interest at a rate of 5% annually, and interest is paid semi-

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

annually in arrears on April 1 and October 1 of each year, beginning in 2010. Interest began accruing on the 2029 Notes on September 28, 2009.

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

The 2029 Notes are convertible into shares of our common stock at a rate equal to 28.8534 shares per $1,000 principal amount of 2029 Notes (equal to an initial conversion price of approximately $34.66 per share of common stock per share).

Proceeds received from the issuance of the 2029 Notes were used, in part, to fully pay-off a second lien term loan of $75 million and for general corporate purposes.

We separately account for the liability and equity components of our 2029 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. Upon issuance of the notes in September 2009, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, we recorded a debt discount of $49.4 million, thereby reducing the carrying the value of $218.5 million notes on the December 31, 2009 balance sheet to $171.1 million and recorded an equity component net of tax of $32.1 million. The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. At June 30, 2013, $14.8 million debt discount remains to be amortized on the 2029 notes.

3.25% Convertible Senior Notes Due 2026

During the year ended December 31, 2011, we repurchased $174.6 million of our 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”) using a portion of the net proceeds from the issuance of our 2019 Notes. At June 30, 2013, $0.4 million of the 2026 Notes remained outstanding. Holders may present to us for redemption the remaining outstanding 2026 Notes on December 1, 2016 and December 1, 2021. Upon conversion, we have the option to deliver shares at the applicable conversion rate, redeem in cash or in certain circumstances redeem in a combination of cash and shares.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—Net Loss Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the three and six months ended June 30, 2013 and 2012. The following table sets forth information related to the computations of basic and diluted loss per share (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in thousands, except per share data)
Basic loss per share:
Loss applicable to common stock	$(20,099)	$(4,714)	$(50,074)	$(23,955)
Weighted average shares of common stock outstanding	36,701	36,366	36,692	36,352

Basic loss per share	$(0.55)	$(0.13)	$(1.36)	$(0.66)

Diluted loss per share:
Loss applicable to common stock	$(20,099)	$(4,714)	$(50,074)	$(23,955)
Dividends on convertible preferred stock (1)	—	—	—	—
Interest and amortization of loan cost on senior convertible notes, net of tax (2)	—	—	—	—

	$(20,099)	$(4,714)	$(50,074)	$(23,955)

Weighted average shares of common stock outstanding	36,701	36,366	36,692	36,352
Assumed conversion of convertible preferred stock (1)	—	—	—	—
Assumed conversion of convertible senior notes (2)	—	—	—	—
Stock options and restricted stock (3)	—	—	—	—

Weighted average diluted shares outstanding	36,701	36,366	36,692	36,352

Diluted loss per share	$(0.55)	$(0.13)	$(1.36)	$(0.66)

(1) Common shares issuable upon assumed conversion of convertible preferred stock were not presented as they would have been anti-dilutive.	3,587,850	3,587,850	3,587,850	3,587,850
(2) Common shares issuable upon assumed conversion of the 2026 Notes and the 2029 Notes were not presented as they would have been anti-dilutive.	6,310,974	6,310,974	6,310,974	6,310,974
(3) Common shares issuable on assumed conversion of restricted stock and employee stock option were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	509,845	216,846	423,819	199,001

NOTE 5—Income Taxes

We recorded no income tax expense or benefit for the three and six months ended June 30, 2013. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed, and, as a result, we continue to maintain a full valuation allowance for our net deferred assets as of June 30, 2013.

As of June 30, 2013, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2012.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—Stockholders’ Equity

On April 10, 2013, we issued $100 million of 10% Series C Cumulative Preferred Stock (the “Series C Preferred Stock”) and received $96.5 million net proceeds from the sale. The sale consisted of 4,000,000 depositary shares each representing a 1/1000th ownership interest in a share, par value $1.00 per preferred share with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering. On April 18, 2013, we issued $10 million of Series C Preferred Stock and received proceeds of $9.7 million from the sale. The sale consisted of an additional 400,000 depositary shares issued pursuant to the partial exercise of the over-allotment option granted to the underwriters.

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

At any time on or after April 10, 2018, we may, at our option, redeem the Series C Preferred Stock, in whole at any time or in part from time to time, for cash at a redemption price of $25,000 per preferred share, plus all accumulated and unpaid dividends to, but not including, the date of redemption. We may redeem the Series C Preferred Stock following certain changes of control, if we do not exercise this option, then the holders of the Series C Preferred Stock have the option to convert the shares of preferred stock into up to 3,371.54 shares of our common stock per share of Series C Preferred Stock, subject to certain adjustments. If we exercise any of our redemption rights relating to shares of Series C Preferred Stock, the holders of Series C Preferred Stock will not have the conversion right described above with respect to the shares of Series C Preferred Stock called for redemption.

Holders of the Series C Preferred Stock have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other limited circumstances or as required by law.

We used the net proceeds from the offering of our Series C Preferred Stock to enhance liquidity and financial flexibility through the repayment of borrowings outstanding under our Senior Credit Facility and used the remainder for general corporate purposes.

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

The following table summarizes the realized and unrealized gains and losses we recognized on our oil and natural gas derivatives for the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
Oil and Natural Gas Derivatives (in thousands)	2013	2012	2013	2012
Realized gain on oil and natural gas derivatives	$83	$21,328	$235	$37,221
Unrealized gain (loss) on oil and natural gas derivatives	10,978	2,715	8,874	(3,753)

Total gain on oil and natural gas derivatives	$11,061	$24,043	$9,109	$33,468

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all hedges are approved by the Hedging Committee of our Board of Directors, and reviewed periodically by the entire Board of Directors. As of June 30, 2013, the commodity derivatives we used were in the form of:

(a)	swaps, where we receive a fixed price and pay a floating price, based on NYMEX or specific transfer point quoted prices;

(b)	swaptions, where we grant the counter party the right but not the obligation to enter into an underlying swap by a specific date at a specific strike price; and

(c)	calls, where we grant the counter party the option to buy an underlying commodity at a specified strike price, within a certain period.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due to seasonality of demand and other factors beyond our control. Domestic crude oil and natural gas prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering derivative contracts. We would have been at risk of losing fair value of $7.9 million had our counterparties as a group been unable to fulfill their obligations as of June 30, 2013.

As of June 30, 2013, our open forward positions on our outstanding commodity derivative contracts, all of which were with BNP Paribas, Royal Bank of Canada, JPMorgan Chase Bank, N.A., Merrill Lynch Commodities, Inc. and Wells Fargo Bank, N.A., were as follows:

Contract Type	Daily Volume	Total Remaining Volume	Fixed Price	Fair Value at June 30, 2013 (in thousands)
Natural gas (MMBtu):
2013 Swaps	10,000	920,000	$4.1825	$461
2014 Swaptions	20,000	7,300,000	5.35	(129)
2014 Swaps	30,000	10,950,000	4.1825 - 5.06	9,158
2015-2016 Calls	20,000	14,620,000	5.05 - 5.06	(2,900)
Oil (BBL):
2013 Swaps	3,500	644,000	92.25 - 103.15	(394)
2014 Swaps	2,000	730,000	90.95 - 92.95	1,428
2014 Swaptions	1,500	547,500	97.30 - 101.00	(963)

			Total	$6,661

During the second quarter of 2013 we entered into the following contracts:

Contract Type	Daily Volume	Strike Price	Contract Start Date	Contract Termination
Oil swap (BBL)	1,000	$92.95	January 1, 2014	December 31, 2014
Natural Gas swap (MMBtu)	20,000	$5.05 - 5.06	January 1, 2014	December 31, 2014
Natural Gas calls (MMBtu)	20,000	$5.05 - 5.06	January 1, 2015	December 31, 2016
Natural Gas swap (MMBtu)	10,000	$4.1825	October 1, 2013	December 31, 2014

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of June 30, 2013 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1 “Description of Business and Significant Accounting Policies—Fair Value Measurement” for our discussion for inputs used and valuation techniques for determining fair values.

	June 30, 2013 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$5,808	$—	$5,808
Non-current Assets Commodity Derivatives	—	2,597	—	2,597
Current Liabilities Commodity Derivatives	—	(1,744)	—	(1,744)
Non-current Liabilities Commodity Derivatives	—	—	—	—

Total	$—	$6,661	$—	$6,661

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—Subsequent Event

We have entered into a definitive agreement to purchase a 66.7% working interest in producing assets and approximately 277,000 gross acres in the Tuscaloosa Marine Shale (“TMS”) for $26.7 million, with an effective date of March 1, 2013. The remaining 33.3% working interest owner in the producing assets and leasehold has elected to retain its interest and participate with us in developing the assets.

NOTE 9—Commitments and Contingencies

As of June 30, 2013, we did not have any changes in material commitments and contingencies, including outstanding and pending litigation.

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

•

Expand acreage position in shale plays. As of June 30, 2013, we had acquired approximately 135,000 net acres in the Tuscaloosa Marine Shale in Southeastern Louisiana and Southwestern Mississippi. We continue to concentrate our efforts in areas where we can apply our technical expertise and where we have significant operational control or experience. To leverage our extensive regional knowledge base, we seek to acquire leasehold acreage with significant drilling potential in areas that exhibit characteristics similar to our existing properties. We continually strive to rationalize our portfolio of properties by selling marginal non-core properties in an effort to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.

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

•

Maintain financial flexibility. As of June 30, 2013, we had a borrowing base of $225 million under our $600 million Senior Credit Facility, of which $75 million was outstanding. In April 2013, we repaid approximately $100 million of the amount outstanding on our Senior Credit Facility using the proceeds received from the offering of our Series C Preferred Stock. We have historically funded growth through operating cash flow, debt, equity and equity-linked security issuances, divestments of non-core assets and entering into strategic joint ventures. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including fixed price swaps, swaptions and costless collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy.

Recent Events

We have entered into a definitive agreement to purchase a 66.7% working interest in producing assets and approximately 277,000 gross acres in the Tuscaloosa Marine Shale (“TMS”) for $26.7 million, with an effective date of March 1, 2013. The remaining 33.3% working interest owner in the producing assets and leasehold has elected to retain its interest and participate with us in developing the assets.

The gross oil production associated with the properties averaged approximately 750 barrels of oil per day for March 2013. At closing, we will own approximately 320,000 net acres in the TMS when combined with our current position. We will prioritize the acreage, with the ultimate number of retained acreage to be based on geologic location, timing and amount of lease extension payments and the overall future success of the play.

We plan to fund the acquisition with borrowings under our senior credit facility. Upon closing of the transaction, the borrowing base of our senior credit facility will increase by $18 million to $243 million.

Overview of Second Quarter 2013 Results

Second Quarter 2013 financial and operating results included:

•	Our oil and condensate production for the second quarter of 2013 increased to 26% of our total equivalent production compared to 18% of our total equivalent production in the second quarter of 2012.

•

We conducted drilling operations on nine gross (5.6 net) wells in the second quarter of 2013, including seven gross (4.7 net) Eagle Ford Shale Trend wells in South Texas and two gross (0.9 net) wells in the Tuscaloosa Marine Shale Trend. We added 17 gross (8.9 net) wells to production in the second quarter of 2013, of which nine gross (6.0 net) were in the Eagle Ford Shale Trend, two gross (0.2 net) in the Tuscaloosa Marine Shale and six gross (2.7 net) in the Haynesville Shale. As of June 30, 2013, we had 11 gross (5.9 net) wells drilled and waiting on completion comprised of three gross (1.5 net) Haynesville Shale Trend, five gross (3.3 net) Eagle Ford Shale and three gross (1.1 net) Tuscaloosa Marine Shale wells.

Primary Operating Areas

Eagle Ford Shale Trend

We entered the Eagle Ford Shale Trend in April 2010. Our leasehold position is located in both La Salle and Frio Counties, Texas. We held approximately 47,000 gross (32,000 net) acres as of June 30, 2013, all of which are either producing from or prospective for the Eagle Ford Shale. During the first half of 2013, we conducted drilling operations on approximately 12 gross (8 net) Eagle Ford Shale Trend wells. During the remainder of 2013, we plan to conduct drilling operations on 9 gross (6 net) wells in the Eagle Ford Shale Trend. During the first six months of 2013, we spent $64.8 million on drilling and completion, leasehold and infrastructure capital expenditures in the Eagle Ford Shale Trend.

Tuscaloosa Marine Shale

We held approximately 161,000 gross (135,000 net) acres in the Tuscaloosa Marine Shale as of June 30, 2013, an emerging oil shale play. Our acreage is located in East Feliciana, West Feliciana, St. Helena, Concordia and Washington Parishes in Southeastern Louisiana and Wilkinson, Pike and Amite Counties in Southwestern Mississippi. Since December 31, 2012, we have added approximately 2,900 gross (800 net) acres in the trend. During the first half of 2013, we conducted drilling operations on approximately 5 gross (1.2 net) wells in the Tuscaloosa Marine Shale. During the first six months of 2013, we spent $20.2 million on drilling and completion, leasehold and infrastructure capital expenditures in the Tuscaloosa Marine Shale.

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Rusk, Panola, Angelina and Nacogdoches Counties, Texas and Desoto and Caddo Parishes, Louisiana. We held approximately 116,000 gross (70,000 net) acres as of June 30, 2013 producing from and prospective for the Haynesville Shale. Our net production volumes from our Haynesville Shale wells aggregated approximately 39,461 Mcfe per day in the second quarter of 2013, or approximately 54% of our total production for the quarter. During the first six months of 2013, we spent $26.9 million in this trend including completion operations on approximately 10 gross (4.2 net) Haynesville Shale Trend wells, which were drilled in prior years but were cased in early 2013. As of June 30, 2013, we had approximately 3 gross (1.5 net) Haynesville Shale Trend wells drilled and waiting on completion.

Core Haynesville Shale

Our core Haynesville Shale acreage is primarily concentrated in the Bethany-Longstreet and Greenwood-Waskom fields in Caddo and Desoto Parishes in Northwest Louisiana. Our core Haynesville Shale drilling activity includes both operated and non-operated drilling in and around our core acreage positions in Northwest Louisiana. We held approximately 32,000 gross (16,000 net) acres as of June 30, 2013. Our net production volumes from our core Haynesville Shale wells totaled approximately 31,354 Mcfe per day in the second quarter of 2013, or approximately 43% of our total production for the quarter. We spent $10.9 million in the first six months of 2013 on completion of wells previously drilled on which completion activities had been deferred.

Shelby Trough / Angelina River Trend

We operate all of our acreage in this area, which is primarily located in Nacogdoches, Angelina and Shelby Counties, Texas. We held approximately 36,000 gross (28,000 net) acres as of June 30, 2013. Our net production volumes from the Shelby Trough wells totaled approximately 5,268 Mcfe per day in the second quarter of 2013, or approximately 7% of our total production for the quarter. During the first six months of 2013, we spent $16.0 million in this trend which includes completion operations on one 100% owned Angelina River Trend well that was previously drilled.

Results of Operations

For the three months ended June 30, 2013, we reported a net loss applicable to common stock of $20.1 million, or $0.55 per basic and diluted share, on total revenue of $48.5 million as compared to net loss applicable to common stock of $4.7 million, or $0.13 per basic and diluted share, on total revenue of $41.3 million for the three months ended June 30, 2012. Oil and natural gas revenues increased $6.7 million compared to the same period in 2012. Increased realized natural gas prices partially offset by decreased natural gas production volumes resulted in a $2.1 million increase in natural gas revenues compared to the same period in 2012. Increased oil production and a slight increase in realized oil prices resulted in a $4.6 million increase in oil revenues compared to the same period in 2012. Derivatives activity was the largest difference between the comparative periods as we recorded a $11.1 million gain on derivatives not designated as hedges in the three months ended June 30, 2013, compared to a $24.0 million gain on derivatives not designated as hedges for the three months ended June 30, 2012.

For the six months ended June 30, 2013, we reported a net loss applicable to common stock of $50.1 million, or $1.36 per basic and diluted share, on total revenue of $95.6 million as compared to a net loss applicable to common stock of $24.0 million, or $0.66 per basic and diluted share, on total revenue of $86.7 million for the six months ended June 30, 2012. Oil and natural gas revenues increased $8.3 million compared to the same period in 2012. Decreased natural gas production volumes partially offset by increased realized natural gas prices resulted in a $6.1 million decrease in natural gas revenues compared to the same period in 2012. Increased oil production and a slight increase in realized oil prices resulted in $14.4 million increase in oil revenues compared to the same period in 2012. Derivatives activity was the largest difference between the comparative periods as we recorded a $9.1 million gain on derivatives not designated as hedges in the six months ended June 30, 2013, compared to a $33.5 million gain on derivatives not designated as hedges for the six months ended June 30, 2012.

The following table reflects our summary operating information for the periods presented (in thousands except for price and volume data). Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

(In thousands, except for price data)	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Variance		2013	2012	Variance
Revenues:
Natural gas	$18,397	$16,279	$2,118	13%	$32,477	$38,623	$(6,146)	(16%)
Oil and condensate	29,674	25,132	4,542	18%	62,648	48,165	14,483	30%
Natural gas, oil and condensate	48,071	41,411	6,660	16%	95,125	86,788	8,337	10%
Operating revenues	48,485	41,346	7,139	17%	95,569	86,654	8,915	10%
Operating expenses	62,677	55,503	7,174	13%	122,903	115,052	7,851	7%
Operating income (loss)	(14,192)	(14,157)	(35)	(0%)	(27,334)	(28,398)	1,064	4%
Net income (loss) applicable to common stock	(20,099)	(4,714)	(15,385)	(326%)	(50,074)	(23,955)	(26,119)	(109%)
Net Production:
Natural gas (MMcf)	4,906	6,758	(1,852)	(27%)	9,050	14,224	(5,174)	(36%)
Oil and condensate (MBbls)	292	254	38	15%	600	471	129	27%
Total (Mmcfe)	6,658	8,282	(1,624)	(20%)	12,651	17,047	(4,396)	(26%)
Average daily production (Mcfe/d)	73,167	91,006	(17,839)	(20%)	69,893	93,665	(23,772)	(25%)

(In thousands, except for price data)	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Variance		2013	2012	Variance
Average realized sales price per unit:
Natural gas (per Mcf)	$3.75	$2.41	$1.34	56%	$3.59	$2.72	$0.87	32%
Natural gas (per Mcf) including realized derivatives	3.75	5.26	(1.51)	(29%)	3.59	5.22	(1.63)	(31%)
Oil and condensate (per Bbl)	101.62	98.96	2.66	3%	104.40	102.36	2.04	2%
Oil and condensate (per Bbl) including realized derivatives	101.91	107.16	(5.25)	(5%)	104.79	105.63	(0.84)	(1%)
Average realized price (per Mcfe)	7.22	5.00	2.22	44%	7.52	5.09	2.43	48%

Oil and Natural Gas Revenue

Oil and natural gas revenues increased $6.7 million for the three months ended June 30, 2013 compared to the same period in 2012 reflecting the increases in oil production and an increase in realized natural gas prices partially offset by a decline in natural gas production. In addition to the sale of our South Henderson Field in the third quarter of 2012, we continued to focus on drilling oil wells in 2013 instead of natural gas wells, resulting in a decline in our natural gas production. We continue to focus our resources on increasing oil production, which we are currently able to sell at a more favorable relative price. For the three months ended June 30, 2013, 62% of our oil and natural gas revenue was attributable to oil compared to 61% for the three months ended June 30, 2012.

Oil and natural gas revenues increased $8.3 million for the six months ended June 30, 2013 compared to the same period in 2012 reflecting the increase in oil and condensate production and increases in average realized sales prices which increased revenues by approximately $26.8 million partially offset by a decrease in natural gas production which decreased revenues by approximately $18.5 million. In addition to the sale of our South Henderson Field in the third quarter of 2012, we continued to focus on drilling oil wells in 2013 instead of natural gas wells, resulting in a corresponding decline in our natural gas production. For the six months ended June 30, 2013, 66% of our oil and natural gas revenue was attributable to oil compared to 55% for the six months ended June 30, 2012.

The difference in our realized prices inclusive of the effect of the realized gains and losses on our natural gas derivatives between the three and six month periods ended June 30, 2013 and 2012 relates to our natural gas swap contracts. In the first six months of 2013, we did not have any realized natural gas hedges while in the first six months of 2012, we had 60,000 MMBtu per day realized at an average floor price of $5.78 per MMbtu. In the six months ended June 30, 2013, we had an average of 3,586 Bbls of oil per day hedged at a weighted average fixed price of $94.66 per Bbl and during the six months ended June 30, 2012, we had 3,000 Bbls of oil per day hedged at an average fixed price of $101.18 per Bbl.

Operating Expenses

As described below, operating expenses increased $7.2 million, or 13% to $62.7 million in the three months ended June 30, 2013 and increased $7.9 million, or 7%, to $122.9 million in the six months ended June 30, 2013, each compared to the same periods in 2012.

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses (in thousands)	2013	2012	Variance		2013	2012	Variance
Lease operating expenses	$5,881	$6,695	$(814)	(12%)	$13,097	$15,049	$(1,952)	(13%)
Production and other taxes	2,742	2,087	655	31%	5,502	4,080	1,422	35%
Transportation and processing	2,476	3,522	(1,046)	(30%)	5,073	7,650	(2,577)	(34%)
Exploration	9,511	2,019	7,492	371%	12,846	4,232	8,614	204%

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses per Mcfe	2013	2012	Variance		2013	2012	Variance
Lease operating expenses	$0.88	$0.81	$0.07	9%	$1.04	$0.88	$0.16	18%
Production and other taxes	0.41	0.25	0.16	64%	0.43	0.24	0.19	79%
Transportation and processing	0.37	0.43	(0.06)	(14%)	0.40	0.45	(0.05)	(11%)
Exploration	1.43	0.24	1.19	496%	1.02	0.25	0.77	308%

Lease Operating Expense

Lease operating expense (“LOE”) during the three month period ended June 30, 2013 decreased compared to the three months ended June 30, 2012 as a result of the sale of the South Henderson Field in September 2012 and sales tax refunds in 2013 partially offset by an increase in expense related to our Eagle Ford Shale oil activity. Our LOE per unit of production is trending higher as we add more oil wells which carry higher operating costs than natural gas wells. Oil contributed 26% to our equivalent production volumes in the second quarter 2013 compared to only 18% in second quarter 2012.

LOE for the six months ended June 30, 2013, decreased in comparison to the same period in 2012. The sale of the South Henderson Field in September 2012 and decreased workover activity was partially offset by an increase in expense related to our Eagle Ford Shale oil activity. Our LOE is trending higher as we add more oil wells to our well count which carry higher operating costs than natural gas wells. Oil contributed 28% to our production volumes in the first half of 2013 compared to only 17% in the first half of 2012.

Production and Other Taxes

Production and other taxes for the three months ended June 30, 2013 include production tax of $1.8 million and ad valorem tax of $0.9 million. Production tax for the current period does not include any tax credits attributed to Tight Gas Sands (“TGS”) credits for our natural gas wells in the State of Texas. During the comparable period in 2012, production and other taxes included production tax of $1.6 million and ad valorem tax of $0.5 million. Production tax for that comparable period was net of $0.2 million in TGS credits.

Production and other taxes for the six months ended June 30, 2013 include production tax of $3.7 million and ad valorem tax of $1.8 million. Production tax for the current period does not include any tax credits attributed to Tight Gas Sands (“TGS”) credits for our natural gas wells in the State of Texas. During the comparable period in 2012, production and other taxes included production tax of $3.3 million and ad valorem tax of $0.8 million. Production tax for that comparable period was net of $0.4 million in TGS credits.

The slightly higher production tax for 2013 compared to 2012 is attributable to the increasing portion of our production coming from the Eagle Ford Shale oil wells which are not exempt from severance tax and the expiration of the Louisiana tax exemption on certain horizontal natural gas wells. These increases are partially offset by the impact from the sale of the South Henderson Field in September 2012. The Louisiana horizontal wells are eligible for a two year severance tax exemption from the date of first production or until payout of qualified costs, whichever is first. Ad valorem tax, which is based on property value, is trending higher driven by the increasing oil production and increasing well count in the Eagle Ford shale.

The State of Mississippi has enacted an exemption from the existing 6% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which will be partially offset by a 1.3 % local severance tax on such wells. The exemption is applicable until the earlier of (i) 30 months beginning on the date of first sale of production or (ii) until payout of the well cost is achieved. We expect the net revenues from our future wells drilled in our Tuscaloosa Marine Shale acreage in Southwestern Mississippi to be favorably impacted by this exemption.

Transportation and Processing Expense

Transportation and processing expense decreased in the three months and six month ended June 30, 2013 compared to the same periods in 2012, as a result of the sale of the South Henderson Field in September 2012 and generally lower natural gas production which carries substantially all of our transportation and processing cost.

Exploration

The increase in exploration expense for the three months and six months ended June 30, 2013 compared to the same periods in 2012 is attributable to expiring leases primarily in South Texas. As part of our ongoing review of capital allocation, we elected not to renew expiring leases in non-core Eagle Ford Shale Trend acreage.

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses (in thousands)	2013	2012	Variance		2013	2012	Variance
Depreciation, depletion and amortization	34,513	$34,562	$(49)	(0%)	$69,487	$66,840	$2,647	4%
Impairment	—	—	—	—	—	2,662	(2,662)	(100%)
General and administrative	7,645	6,690	955	14%	17,032	14,611	2,421	17%
Gain on sale of assets	—	(72)	72	100%	(43)	(72)	29	40%
Other	(91)	—	(91)	(100%)	(91)	—	(91)	(100%)

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses per Mcfe	2013	2012	Variance		2013	2012	Variance
Depreciation, depletion and amortization	$5.18	$4.17	$1.01	24%	$5.49	$3.92	$1.57	40%
Impairment	—	—	—	—	—	0.16	(0.16)	(100%)
General and administrative	1.15	0.81	0.34	42%	1.35	0.86	0.49	57%
Gain on sale of assets	—	(0.01)	0.01	100%	—	—	—	—
Other	(0.01)	—	(0.01)	(100)%	—	—	—	—

Depreciation, Depletion and Amortization (“DD&A”)

DD&A expense for the three months ended June 30, 2013 compared to the same period in 2012 was slightly lower reflecting decreased production. The DD&A rate increased, impacted by greater percentage of our production volumes coming from oil operating areas with higher DD&A rates, such as our Eagle Ford Shale Trend. The average DD&A rate increased 24%, while our oil production increased 15% period to period.

DD&A expense in the six months ended June 30, 2013 compared to the same period in 2012 was affected by an increase in oil production volumes and a greater percentage of our production volumes coming from operating areas with higher DD&A rates, such as our Eagle Ford Shale Trend oil properties. The average DD&A rate increased 40%, while our oil production increased 27% period to period.

Impairment

We did not record impairment expense for the three and six months ended June 30, 2013 compared to impairment expense of $2.7 million on three fields for the six months ended June 30, 2012. The majority of our impairment expense in 2012 was related to certain of our non-core fields due to declining natural gas prices.

General and Administrative (“G&A”) Expense

G&A expense increased in the three months ended June 30, 2013 compared to the same period in 2012. The increase reflects higher compensation expense and increased share-based compensation. Share-based compensation expense, which is a non-cash item, amounted to $1.7 million in the three months ended June 30, 2013, a $0.2 million increase over the same period in 2012

G&A expense increased in the six months ended June 30, 2013 compared to the same period 2012. The increase reflects higher compensation and increased share based compensation. Share based compensation expense, which is a non-cash item, amounted to $3.5 million in the six months ended June 30, 2013 compared to $3.0 million in the period in 2012.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
Other income (expense) (in thousands):	2013	2012	2013	2012
Interest expense	$(13,027)	$(13,089)	$(26,400)	$(26,002)
Interest income and other	15	1	19	1
Gain on derivatives not designated as hedges	11,061	24,043	9,109	33,468
Average funded borrowings adjusted for debt discount	558,260	622,609	579,391	600,480
Average funded borrowings	574,863	635,765	597,346	618,342

Interest Expense

The slight decrease in interest expense for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 reflects our lower average level of outstanding borrowings on our Senior Credit Facility in the three months ended June 30, 2013. We paid off a substantial portion of the amount outstanding under our Senior Credit Facility with the proceeds of our Series C Preferred Stock offering in April 2013. Non-cash interest of $3.4 million is included in the $13.0 million interest expense reported for the three months ended June 30, 2013.

The increase in interest expense for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was driven by higher amortization of debt discount on the 5% Senior Notes due 2029 as the put right on October 1, 2014 approaches. Non-cash interest of $6.8 million is included in the interest expense in 2013 compared to $6.3 million in 2012.

Gain on Derivatives Not Designated as Hedges

Gain on derivatives not designated as hedges for the three months ended June 30, 2013 includes an unrealized gain of $11.0 million for the change of the fair value of our oil and natural gas derivative contracts and a realized gain of $0.1 million on the settlement of our oil derivatives. The unrealized gain consisted of a $3.9 million gain on our oil derivatives and a $7.1 million gain on our natural gas derivatives. The unrealized gain on oil derivatives reflects the decrease in oil futures prices for the period while the gain on the natural gas derivatives reflects the shorter maturity on the swaptions and the decrease in natural gas future prices for the period.

Gain on derivatives not designated as hedges for the three months ended June 30, 2012 includes a realized gain of $21.3 million and an unrealized gain of $2.7 million for the change in the fair value of our oil and natural gas derivative contracts. Gain on oil derivatives was $27.0 million for the three months ended June 30, 2012 consisting of a realized gain of $2.1 million and an unrealized gain of $24.9 million reflecting the fall in oil futures prices for the period. Loss on natural gas derivatives for the three months ended June 30, 2012 was $3.0 million, consisting of a realized gain of $19.2 million offset by an unrealized loss of $22.2 million. The unrealized loss was the result of the roll off of settled contracts and natural gas futures price improvements.

Gain on derivatives not designated as hedges for the six months ended June 30, 2013 includes an unrealized gain of $8.9 million for the change of the fair value of our oil and natural gas derivative and a realized gain of $0.2 million on the settlement of our oil derivatives. The unrealized gain consisted of a $1.6 million gain on our oil derivatives and a $7.3 million gain on our natural gas derivatives. The unrealized gain on oil derivatives reflects the decrease in oil futures prices for the period while the gain on the natural gas derivatives reflects the shorter maturity on the swaptions and the decrease in natural gas future prices for the period.

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

Income Tax Benefit

We recorded no income tax benefit for the three and six months ended June 30, 2013. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of June 30, 2013.

Adjusted EBITDAX (in thousands) (1)

The following table reconciles net loss to Adjusted EBITDAX for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Loss (GAAP)	$(16,143)	$(3,202)	$(44,606)	$(20,931)
Exploration Expense	9,511	2,019	12,846	4,232
Depreciation, depletion and amortization	34,513	34,562	69,487	66,840
Impairment	—	—	—	2,662
Stock compensation expense	1,700	1,483	3,474	3,035
Interest expense	13,027	13,089	26,400	26,002
Unrealized loss/(gain) on derivatives not designated as hedges	(10,978)	(2,715)	(8,874)	3,753
Other items (2)	(106)	(73)	(153)	(73)

Adjusted EBITDAX	$31,524	$45,163	$58,574	$85,520

(1)	Adjusted EBITDAX is earnings before interest expense, income tax, DD&A, exploration expense and impairment of oil and natural gas properties. In calculating EBITDAX for this purpose, earnings include realized gains (losses) from derivatives but exclude unrealized gains (losses) from derivatives. Other excluded items include Interest income and other, Gain on sale of assets, Gain on early extinguishment of debt and other expense.
(2)	Other items include interest income and gain on sale of assets.

Management believes Adjusted EBITDAX is a good financial indicator of our ability to internally generate operating funds. Adjusted EBITDAX should not be considered an alternative to net income, as defined by GAAP. Management believes that this non-GAAP financial measure provides useful information to investors because it is monitored and used by our management and widely used by professional research analysts in the valuation and investment recommendations of companies within the oil and natural gas exploration and production industry.

Liquidity and Capital Resources

Overview

We have in place a $600 million Senior Credit Facility, entered into with a syndicate of U.S. and international lenders. As of June 30, 2013, we had a $225 million borrowing base with $75 million outstanding. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. In connection with the April 1, 2013 redetermination, the borrowing base was increased to $225 million. We were in compliance with existing covenants under the Senior Credit Facility at June 30, 2013.

Our Senior Credit Facility has a maturity date of July 1, 2014, subject to extension under certain circumstances. After July 1, 2013, any amounts outstanding under our Senior Credit Facility will be reflected as a current liability unless we redeem our 2029 Notes. Should we redeem the 2029 Notes, the maturity of our Senior Credit Facility will automatically extend to February 25, 2016. The first put date for our 2029 Notes is October 1, 2014; therefore, our 2029 Notes become a current liability after October 1, 2013, unless we have borrowing availability under our Senior Credit Facility or cash on hand to prepay or escrow proceeds sufficient to prepay our 2029 Notes. We anticipate accessing the capital markets before our 2029 Notes become subject to a put right requiring us to repurchase the 2029 Notes on October 1, 2014; however, we can make no assurances that we will be able to do so on terms that are acceptable to us.

In April 2013, we issued $110 million of Series C Preferred Stock and received $106.2 million net proceeds from the sale. The sale consisted of 4,400,000 depositary shares each representing a 1/1000th ownership interest of a share, with a par value $1.00 per preferred share, with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering. We used the net proceeds from the offering to enhance liquidity and financial flexibility through the repayment of borrowings outstanding under our Senior Credit Facility and for general corporate purposes. See Note 6—“Stockholders’ Equity” in the Notes to Consolidated Financial Statements under Part 1 Item 1 of this Form 10-Q for more information about the offering.

Our total 2013 capital expenditure budget is between $175 million and $200 million, exclusive of acquisitions. We plan on spending between $160 million and $175 million on drilling and completion cost and approximately $15 million on leasehold and infrastructure costs. We will concentrate on developing our oil assets in 2013 by allocating approximately 85% of our drilling and completion budget to oil directed activity. Oil directed activity will be concentrated in the Eagle Ford Shale and the Tuscaloosa Marine Shale trends.

Our primary sources of liquidity during the first six months of 2013 were from cash on hand, cash flow from operating activities, borrowings under our Senior Credit Facility and proceeds from the offering of our Series C Preferred Stock. We used cash primarily to fund our capital spending program, pay interest on outstanding debt and pay preferred stock dividends. We expect to finance our estimated capital expenditures for the remainder of 2013 through a combination of cash from operating activities, borrowings under our Senior Credit Facility and proceeds from our securities offerings.

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

We have supported our cash flows with oil derivative contracts which covered approximately 31% of our oil and natural gas sales volumes for the first half of 2013. We have also supported our cash flows by entering into derivative positions currently covering approximately 29% of our projected oil and natural gas sales volumes for the remainder of 2013. See Note 7—“Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Six Months Ended June 30,
Cash flow statement information:	2013	2012	Variance
Net cash:
Provided by operating activities	$35,860	$77,930	(42,070)
Used in investing activities	(114,240)	(131,738)	17,498
Provided by financing activities	79,842	52,416	27,426

Increase (Decrease) in cash and cash equivalents	$1,462	$(1,392)	$2,854

Operating activities. Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash provided by operating activities for the six months ended June 30, 2013 totaled $35.8 million down $42.1 million from the six months ended June 30, 2012. The decrease reflects $37.0 million lower derivative settlements and working capital changes offset by improved operating results.

Investing activities. Net cash used in investing activities was $114.2 million for the six months ended June 30, 2013, compared to $131.7 million for 2012. While we booked capital expenditures of approximately $113.0 million in the six months ended June 30, 2013, we paid out cash amounts totaling $114.7 million in the six months ended June 30, 2013. The difference is attributed to $18.6 million in drilling and completion cost accrued at December 31, 2012 and paid in the six months ended June 30, 2013 partially offset by $16.7 million in drilling and completion costs accrued at June 30, 2013 and non-cash asset retirement obligation additions of $0.2 million. Offsetting our capital expenditures was the receipt of $0.4 million in net proceeds, primarily from the sale of non-core assets located in Northwest Louisiana.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2013 consisted of $105.6 million net proceeds from the offering of our Series C Preferred Stock partially offset by net a repayment under our Senior Credit Facility of $20.0 million and preferred stock dividends of $5.5 million. We have $75 million in borrowings outstanding under our Senior Credit Facility as of June 30, 2013. In the six months ended June 30, 2012 net cash provided by financing activities consisted of $55.5 million of net proceeds from the borrowings under our Senior Credit Facility offset by a preferred stock dividend of $3.0 million.

Debt consisted of the following balances as of the dates indicated (in thousands):

	June 30, 2013			December 31, 2012
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$75,000	$75,000	$75,000	$95,000	$95,000	$95,000
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	218,500	203,679	215,791	218,500	198,242	204,975
8.875% Senior Notes due 2019	275,000	275,000	268,125	275,000	275,000	261,250

Total debt	$568,929	$554,108	$559,345	$588,929	$568,671	$561,654

(1)	The carrying amount for the Senior Credit Facility represents fair value because the variable interest rates are reflective of current market otherwise; fair value was obtained by direct market quotes within Level 2 of the fair value hierarchy.
(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014, the first put date applicable to these notes. The debt discount was $14.8 million and $20.3 million as of June 30, 2013 and December 31, 2012, respectively.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$998	4.9%	$1,336	3.7%	$2,341	4.6%	$2,496	3.9%
3.25% Convertible Senior Notes due 2026	3	3.3%	3	3.3%	7	3.3%	7	3.3%
5.0% Convertible Senior Notes due 2029	5,699	11.3%	5,423	11.3%	11,398	11.5%	10,846	11.4%
8.875% Senior Notes due 2019	6,327	9.2%	6,327	9.2%	12,654	9.3%	12,653	9.2%

Total	$13,027		$13,089		$26,400		$26,002

For additional information on our financing activities, see Note 3 – “Debt” in the Notes to Consolidated Financial Statements under Part 1 Item I of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2012, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months or six months ended June 30, 2013.

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

Commodity Price Risk

Our most significant market risk relates to fluctuations in natural gas and crude oil prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash impairment of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. Below is a sensitivity analysis of our commodity-price-related derivative instruments.

As of June 30, 2013, we had derivative instruments in place for 2013 of 3,500 Bbls per day (crude oil). At June 30, 2013, we have a net asset derivative position of $6.6 million related to all our derivative instruments. Utilizing actual derivative contractual volumes a hypothetical 10% decrease in oil and natural gas prices would have increased the net derivative asset to $14.9 million, while a hypothetical 10% increase in oil and natural gas prices would have turned our derivative position to a net derivative liability of $9.7 million. However, a gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of June 30, 2013, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

Item 6—Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Goodrich Acquisition II, Inc., dated January 31, 1997 (Incorporated by reference to Exhibit 3.1A of the Company’s Third Amended Registration Statement on Form S-1 (Registration No. 333-47078) filed December 8, 2000).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Acquisition II, dated January 31, 1997 (Incorporated by reference to Exhibit 3.1B of the Company’s Third Amended Registration Statement on Form S-1 (Registration No. 333-47078) filed December 8, 2000).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated March 12, 1998 (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed March 20, 1998).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 9, 2002 (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed on December 3, 2007).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 30, 2007 (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).

3.5	Goodrich Petroleum Corporation Amended and Restated Bylaws, effective February 12, 2008 (Incorporated by reference to Exhibit 3.2(1) of the Company’s Current Report on Form 8-K filed on February 19, 2008).

3.6	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-12719) filed on February 19, 2008).

4.1	Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on December 22, 2005).

4.2	Certificate of Designation with respect to the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on April 10, 2013).

4.3	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement filed February 20, 1996 on Form S-8 (File No. 33-01077)).

4.4	Deposit Agreement, dated as of April 10, 2013, by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 10, 2013).

4.5	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on April 10, 2013).

4.6	Form of Certificate representing the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed on April 10, 2013).

*31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: August 7, 2013	By:	/S/ WALTER G. GOODRICH
Walter G. Goodrich
Vice Chairman & Chief Executive Officer

Date: August 7, 2013	By:	/S/ JAN L. SCHOTT
Jan L. Schott
Senior Vice President & Chief Financial Officer

GOODRICH PETROLEUM CORPORATION LIST OF EXHIBITS TO FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2013

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Goodrich Acquisition II, Inc., dated January 31, 1997 (Incorporated by reference to Exhibit 3.1A of the Company’s Third Amended Registration Statement on Form S-1 (Registration No. 333-47078) filed December 8, 2000).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Acquisition II, dated January 31, 1997 (Incorporated by reference to Exhibit 3.1B of the Company’s Third Amended Registration Statement on Form S-1 (Registration No. 333-47078) filed December 8, 2000).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated March 12, 1998 (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed March 20, 1998).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 9, 2002 (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed on December 3, 2007).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 30, 2007 (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).

3.5	Goodrich Petroleum Corporation Amended and Restated Bylaws, effective February 12, 2008 (Incorporated by reference to Exhibit 3.2(1) of the Company’s Current Report on Form 8-K filed on February 19, 2008).

3.6	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-12719) filed on February 19, 2008).

4.1	Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on December 22, 2005).

4.2	Certificate of Designation with respect to the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on April 10, 2013).

4.3	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement filed February 20, 1996 on Form S-8 (File No. 33-01077)).

4.4	Deposit Agreement, dated as of April 10, 2013, by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 10, 2013).

4.5	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on April 10, 2013).

4.6	Form of Certificate representing the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed on April 10, 2013).

*31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith