Form 10-Q
period 2013-09-30
GOODRICH PETROLEUM CORP
filed 2013-11-05
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2013 was 43,672,866.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,901	$1,188
Accounts receivable, trade and other, net of allowance	3,631	7,078
Accrued oil and natural gas revenue	22,591	19,054
Fair value of oil and natural gas derivatives	8,129	2,125
Inventory	2,002	2,202
Prepaid expenses and other	1,524	926

Total current assets	39,778	32,573

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	1,795,190	1,619,914
Furniture, fixtures and equipment	6,573	6,212

	1,801,763	1,626,126
Less: Accumulated depletion, depreciation and amortization	(993,809)	(906,377)

Net property and equipment	807,954	719,749
Restricted cash	109,250	—
Fair value of oil and natural gas derivatives	43	—
Deferred tax assets	820	636
Deferred financing cost and other	15,512	15,427

TOTAL ASSETS	$973,357	$768,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,819	$73,094
Accrued liabilities	45,521	37,634
Accrued abandonment costs	86	168
Deferred tax liabilities current	820	636
Fair value of oil and natural gas derivatives	5,735	351

Total current liabilities	105,981	111,883
LONG-TERM DEBT	625,990	568,671
Accrued abandonment costs	19,162	18,138
Fair value of oil and natural gas derivatives	887	3,987
Transportation obligation	4,822	5,461

Total liabilities	756,842	708,140

Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value per share authorized:
5.375% Series B convertible preferred stock, issued and outstanding 2,250,000 shares	2,250	2,250
10% Series C cumulative preferred stock, issued and outstanding 4,400 and zero shares, respectively	4	—
9.75% Series D cumulative preferred stock, issued and outstanding 5,200 and zero shares, respectively	5	—
Common stock: $0.20 par value, 100,000,000 shares authorized; issued and outstanding 36,749,710 and 36,758,141 shares, respectively	7,350	7,352
Treasury stock (4,022 and 77,142 shares, respectively)	(52)	(639)
Additional paid in capital	886,998	648,458
Retained earnings (accumulated deficit)	(680,040)	(597,176)

Total stockholders’ equity	216,515	60,245

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$973,357	$768,385

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Oil and natural gas revenues	$56,824	$45,967	$151,949	$132,755
Other	337	(7)	781	(141)

	57,161	45,960	152,730	132,614

OPERATING EXPENSES:
Lease operating expense	7,072	6,218	20,169	21,267
Production and other taxes	2,462	1,672	7,964	5,752
Transportation and processing	2,768	3,410	7,841	11,060
Depreciation, depletion and amortization	33,320	37,298	102,807	104,138
Exploration	4,115	2,523	16,961	6,755
Impairment	—	—	—	2,662
General and administrative	8,294	7,142	25,326	21,753
Gain on sale of assets	(16)	(44,157)	(59)	(44,229)
Other	—	—	(91)	—

	58,015	14,106	180,918	129,158

Operating income (loss)	(854)	31,854	(28,188)	3,456

OTHER INCOME (EXPENSE):
Interest expense	(12,679)	(13,314)	(39,079)	(39,316)
Interest income and other	(1)	2	18	3
Loss on early extinguishment of debt	(4,792)	—	(4,792)
Gain (loss) on derivatives not designated as hedges	(8,759)	(6,137)	350	27,331

	(26,231)	(19,449)	(43,503)	(11,982)

Income (loss) before income taxes	(27,085)	12,405	(71,691)	(8,526)
Income tax	—	—	—	—

Net income (loss)	(27,085)	12,405	(71,691)	(8,526)
Preferred stock dividends	5,705	1,511	11,173	4,535

Net income (loss) applicable to common stock	$(32,790)	$10,894	$(82,864)	$(13,061)

PER COMMON SHARE
Net income (loss) applicable to common stock—basic	$(0.89)	$0.30	$(2.26)	$(0.36)
Net income (loss) applicable to common stock—diluted	$(0.89)	$0.30	$(2.26)	$(0.36)
Weighted average common shares outstanding—basic	36,732	36,391	36,706	36,365
Weighted average common shares outstanding—diluted	36,732	36,619	36,706	36,365

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,691)	$(8,526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	102,807	104,138
Unrealized (gain) loss on derivatives not designated as hedges	(3,762)	28,696
Impairment	—	2,662
Amortization of leasehold costs	13,192	3,873
Share based compensation (non-cash)	5,211	4,711
Gain on sale of assets	(59)	(44,229)
Exploration cost	658	—
Amortization of finance cost, debt discount and accretion	10,005	9,407
Loss on early extinguishment of debt	4,792	—
Amortization of transportation obligation	920	895
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	3,447	(1,287)
Accrued oil and natural gas revenue	(3,537)	3,991
Inventory	200	5,657
Prepaid expenses and other	(114)	3,268
Accounts payable	(19,275)	(4,119)
Accrued liabilities	(1,953)	(11,564)

Net cash provided by operating activities	40,841	97,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(195,624)	(184,944)
Proceeds from sale of assets	449	93,708

Net cash used in investing activities	(195,175)	(91,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	274,800	102,500
Principal payments of bank borrowings	(227,000)	(106,000)
Restricted cash	(109,250)	—
Proceeds from preferred stock offering	230,822	—
Preferred stock dividends	(11,173)	(4,535)
Debt issuance costs	(3,440)	(56)
Exercise of stock options and warrants	322	16
Other	(34)	(39)

Net cash provided by financing activities	155,047	(8,114)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	713	(1,777)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,188	3,347

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,901	$1,570

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Significant Accounting Policies

Goodrich Petroleum Corporation (together with its subsidiary, “we,” “our,” or the “Company”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) South Texas, primarily targeting the Eagle Ford Shale Trend, (ii) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend and Cotton Valley Taylor Sand, and (iii) Southwest Mississippi and Southeast Louisiana, primarily targeting the Tuscaloosa Marine Shale (“TMS”).

Principles of Consolidation—The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, certain information normally included in the financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) has been condensed or omitted. The consolidated financial statements include the financial statements of Goodrich Petroleum Corporation and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. Certain data in prior periods’ financial statements have been adjusted to conform to the presentation of the current period. We have evaluated subsequent events through the date of this filing.

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

Restricted Cash—Cash held in escrow at September 30, 2013 totaled $109.25 million. This cash is restricted for the repayment of our remaining outstanding 5.0% Convertible Senior Notes due 2029. See “– Note 3 – Debt”.

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

At each of September 30, 2013 and December 31, 2012, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

Impairment—We periodically assess our long-lived assets recorded in oil and natural gas properties on the Consolidated Balance Sheets to ensure that they are not carried in excess of fair value, which is computed using Level 3 inputs such as discounted cash flow models or valuations, based on estimated future commodity prices and our various operational assumptions. An evaluation is performed on a field-by-field basis at least annually or whenever changes in facts and circumstances indicate that our oil and natural gas properties may be impaired. There was no indication of impairment of the carrying value of our oil and natural gas properties as of September 30, 2013.

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

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At each of September 30, 2013 and December 31, 2012, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share— Basic income per common share is computed by dividing net income available to common stockholders for each reporting period by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders for each reporting period by the weighted average number of common shares outstanding during the period, plus the effects of potentially dilutive stock options, restricted stock, convertible notes and convertible preferred stock. We use the Treasury Stock method to calculate dilution associated with stock options and restricted stock. The potential dilutive effect of the conversion of shares are associated with our 5.375% Series B Convertible Preferred Stock, 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”) and 5% Convertible Senior Notes due 2029 (the “2029 Notes”) and 5% Convertible Senior Notes due 2032 (the “2032 Notes).

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

Guarantee—On March 2, 2011, we issued and sold $275 million aggregate principal amount of our 8.875% Senior Notes due 2019 (the “2019 Notes”). Upon issuance of the guarantee related to the 2019 Notes, our subsidiary also became a guarantor on our outstanding 2029 Notes and our 2026 Notes, pursuant to the respective indentures governing the 2029 Notes and 2026 Notes. On August 26, 2013, we issued $109.25 million aggregate principal amount of our 2032 Notes, which are also guaranteed by our subsidiary pursuant to the terms of the indenture governing the 2032 Notes. The 2019 Notes, 2029 Notes, 2026 Notes and 2032 Notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiary, Goodrich Petroleum Company, L.L.C.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodrich Petroleum Corporation, as the parent company (the “Parent Company”), has no independent assets or operations. The guarantee is full and unconditional, subject to customary exceptions pursuant to the indenture governing our 2019 Notes, 2026 Notes, 2029 Notes and 2032 Notes, as discussed below. The Parent Company has no other subsidiaries. In addition, there are no restrictions on the ability of the Parent Company to obtain funds from its subsidiary by dividend or loan. Finally, the Parent Company’s wholly-owned subsidiary does not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the Parent Company in the form of loans, advances or cash dividends by the subsidiary without the consent of a third party.

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

Guarantees of the 2032 Notes, 2029 Notes and 2026 Notes will be released if the Subsidiary Guarantor no longer guarantees the 2019 Notes, if the Subsidiary Guarantor is dissolved or liquidated, if the Subsidiary Guarantor is no longer the Parent Company’s subsidiary or upon satisfaction and discharge of the 2032 Notes, 2029 Notes or 2026 Notes in accordance with their respective indentures.

New Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.”—In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance intended to result in convergence between (“GAAP”) and International Financial Reporting Standards (“IFRS”) requirements for offsetting (netting) assets and liabilities presented in the statements of financial position. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The disclosure affects all entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with Accounting Standards Codification (“ASC”), ASC 210-20-45 or ASC 815-10-45, or subject to a master netting arrangement, irrespective of whether they are offset on the balance sheet. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. Entities should provide the disclosures required by this ASU retrospectively for all comparative periods presented. We have adopted this guidance effective January 1, 2013.

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Statement of Financial Position for the periods ending September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Derivative Current Asset	$8,223	$(94)	$8,129	$2,410	$(285)	$2,125
Derivative Non-current Asset	2,172	(2,129)	43	—	—	—
Derivative Current Liability	(5,829)	94	(5,735)	(636)	285	(351)
Derivative Non-current Liability	(3,016)	2,129	(887)	(3,987)	—	(3,987)

Total	$1,550	$—	$1,550	$(2,213)	$—	$(2,213)

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the nine months ended September 30, 2013, is as follows (in thousands):

September 30, 2013
Beginning balance	$18,306
Liabilities incurred	429
Revisions in estimated liabilities	—
Liabilities settled	(82)
Accretion expense	920
Dispositions	(325)

Ending balance	$19,248

Current liability	$86
Long term liability	$19,162

NOTE 3—Debt

Debt consisted of the following balances as of the dates indicated (in thousands):

	September 30, 2013			December 31, 2012
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$142,800	$142,800	$142,800	$95,000	$95,000	$95,000
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	109,250	103,199	118,482	218,500	198,242	204,975
5.0% Convertible Senior Notes due 2032 (3)	109,462	104,562	122,633	—	—	—
8.875% Senior Notes due 2019	275,000	275,000	281,188	275,000	275,000	261,250

Total debt	$636,941	$625,990	$665,532	$588,929	$568,671	$561,654

(1)	The carrying amount for the Senior Credit Facility represents fair value because the variable interest rates are reflective of current market condition. The fair value of the notes was obtained by direct market quotes within Level 2 of the fair value hierarchy.
(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014, the first repurchase date applicable to the 2029 Notes. The debt discount was $6.1 million and $20.3 million as of September 30, 2013 and December 31, 2012, respectively.
(3)	The debt discount is amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The debt discount was $4.9 million as of September 30, 2013.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount, amortization of financing costs and accretion) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$894	5.9%	$1,561	3.5%	$3,235	4.9%	$4,057	3.6%
3.25% Convertible Senior Notes due 2026	3	3.3%	3	3.2%	10	3.3%	10	3.2%
5.0% Convertible Senior Notes due 2029	4,578	11.1%	5,423	10.9%	15,976	11.3%	16,269	11.2%
5.0% Convertible Senior Notes due 2032	877	8.7%	—	—%	877	8.7%	—	—
8.875% Senior Notes due 2019	6,327	9.2%	6,327	9.0%	18,981	9.2%	18,981	9.1%

Total Total	$12,679		$13,314		$39,079		$39,317

Senior Credit Facility

On May 5, 2009, we entered into a Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) that replaced our previous facility. Total lender commitments under the Senior Credit Facility are $600 million subject to borrowing base limitations. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. In connection with the October 1, 2013 redetermination, the borrowing base was increased to $270 million. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 1.00% to 1.75%, or LIBOR plus 2.00% to 2.75%, depending on borrowing base utilization. As of September 30, 2013, we had $142.8 million outstanding with a borrowing base of $243 million under the Senior Credit Facility. Substantially all our assets are pledged as collateral to secure the Senior Credit Facility.

On March 25, 2013, we entered into an Eighth Amendment to our Senior Credit Facility, which was declared effective as of March 13, 2013, to amend certain covenants to permit payment of regular cash dividends up to $250 million in stated or liquidation value of any new series of preferred stock, for so long as no Default, Event of Default or Borrowing Base Deficiency (as such terms are defined in the Senior Credit Facility) exists. The Eighth Amendment also permits us to fund an escrow account on or prior to June 30, 2014 sufficient to repurchase the outstanding principal amount of our 2029 Notes with future bank borrowings or cash on hand. As of September 30, 2013, we deposited $109.25 million in an escrow account to provide for the repurchase of the remaining outstanding principal amount of our 2029 Notes, which is reflected as restricted cash. Pursuant to the terms of our Senior Credit Facility, the funding of this escrow automatically extended the maturity of the Senior Credit Facility to February 25, 2016. The $109.25 million in escrow as of September 30, 2013 is reflected in these financial statement as restricted cash.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We were in compliance with all the financial covenants of the Senior Credit Facility as of September 30, 2013.

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

5% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of our 2029 Notes. The 2029 Notes mature on October 1, 2029, unless earlier converted, redeemed or repurchased. On August 21, 2013, we entered into separate, privately negotiated exchange agreements under which we retired $109.25 million in aggregate principal amount of these outstanding 2029 Notes in exchange for our issuance of a new series of 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”) in an aggregate original principal amount of $109.25 million. The 2032 Notes will mature on October 1, 2032. Following these transactions, $109.25 million in aggregate principal amount of the 2029 Notes remain outstanding with terms unchanged. The exchange closed on August 26, 2013. Please see description of the 2032 Notes below.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We separately account for the liability and equity components of our 2029 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. Upon issuance of the notes in September 2009, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, we recorded a debt discount of $49.4 million, thereby reducing the carrying the value of $218.5 million notes on the December 31, 2009 balance sheet to $171.1 million and recorded an equity component net of tax of $32.1 million. The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. Subject to the adjustments made as the result of the August 21, 2013 exchange transaction, $6.1 million of debt discount remains to be amortized on the 2029 notes as of September 30, 2013.

On October 1, 2013, we closed a private note exchange transaction in which we retired an additional $57.434 million aggregate principal amount of our 2029 Notes in exchange for the issuance of $57.0 million of our 2032 Notes. See “–Note 10 – Subsequent Events.”

5% Convertible Senior Notes due 2032

We entered into separate, privately negotiated exchange agreements under which we retired $109.25 million in aggregate principal amount of our outstanding 2029 Notes in exchange for issuance of a new series of 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”) in an aggregate original principal amount of $109.25 million. The 2032 Notes will mature on October 1, 2032. The exchange transaction closed on August 26, 2013.

Many terms of the 2032 Notes will remain the same as the 2029 Notes they replace, including the 5.0% annual cash interest rate and the conversion rate of 28.8534 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $34.6580 per share of common stock), subject to adjustment in certain circumstances.

Unlike the 2029 Notes, the principal amount of the 2032 Notes will accrete at a rate of 2% per year commencing August 26, 2013, compounding on a semi-annual basis, until October 1, 2017. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into our common stock. Holders have the option to require us to purchase any outstanding 2032 Notes on each of October 1, 2017, October 1, 2022 and October 1, 2027, at a price equal to 100% of the principal amount plus the accretion thereon. Accretion of principal will be reflected as a non-cash component of interest expense on our statement of operations during the term of the 2032 Notes. We have recorded $0.2 million of accretion in the current period.

We have the right to redeem the 2032 Notes on or after October 1, 2016 at a price equal to 100% of the principal amount, plus accrued but unpaid interest and accretion thereon. The 2032 Notes also provide us with the option, at our election, to convert the new notes in whole or in part, prior to maturity, into the underlying common stock, provided the trading price of our common stock exceeds $45.06 (or 130% of the then applicable conversion price) for the required measurement period. If we elect to convert the 2032 Notes on or before October 1, 2016, holders will receive a make-whole premium.

On October 1, 2013, we closed a private note exchange transaction in which we retired an additional $57.434 million aggregate principal amount of our 2029 Notes in exchange for the issuance of $57.0 million of our 2032 Notes. See “–Note 10 – Subsequent Events.”

Pursuant to ASC 470-50, this exchange transaction is being accounted for as an extinguishment of debt because the terms of the two debt instruments are substantially different under the accounting rules. We retired $109.25 million of outstanding 2029 Notes with a carrying value of $102.6 million and wrote-off unamortized debt issuance cost of $0.5 million offset by $10.1 million attributable to the fair value of the equity portion of the 2029 Notes. The 2032 Notes had a fair value of $117.0 million which resulted in a loss on the early extinguishment of debt of $4.8 million.

We separately account for the liability and equity components of our 2032 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 2032 Notes using an effective interest rate of 8%. We attributed $104.3 million of the fair value to the 2032 Note to debt component which compared to the face results in a debt discount of $5.0 million which will be amortized through the first put date of October 1, 2017. Additionally, we recorded $12.7 million within additional paid-in capital representing the equity component of the 2032 Notes. A debt discount of $4.9 million remains to be amortized on the 2032 notes as of September 30, 2013.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.25% Convertible Senior Notes Due 2026

During the year ended December 31, 2011, we repurchased $174.6 million of our (2026 Notes) using a portion of the net proceeds from the issuance of our 2019 Notes. At September 30, 2013, $0.4 million of the 2026 Notes remained outstanding. Holders may present to us for redemption the remaining outstanding 2026 Notes on December 1, 2016 and December 1, 2021. Upon conversion, we have the option to deliver shares at the applicable conversion rate, redeem in cash or in certain circumstances redeem in a combination of cash and shares.

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

NOTE 4—Net Income (Loss) Per Common Share

Net income (loss) applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the three and nine months ended September 30, 2013 and 2012. The following table sets forth information related to the computations of basic and diluted loss per share (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in thousands, except per share data)
Basic Income (loss) per share:
Income (loss) applicable to common stock	$(32,790)	$10,894	$(82,864)	$(13,061)
Weighted average shares of common stock outstanding	36,732	36,391	36,706	36,365

Basic income (loss) per share	$(0.89)	$0.30	$(2.26)	$(0.36)

Diluted income (loss) per share:
Income (loss) applicable to common stock	$(32,790)	$10,894	$(82,864)	$(13,061)
Dividends on convertible preferred stock (1)	—	—	—	—
Interest and amortization of loan cost on senior convertible notes, net of tax (2)	—	2	—	—

	$(32,790)	$10,896	$(82,864)	$(13,061)

Weighted average shares of common stock outstanding	36,732	36,391	36,706	36,365
Assumed conversion of convertible preferred stock (1)	—	—	—	—
Assumed conversion of convertible senior notes (2)	—	7	—	—
Stock options and restricted stock (3)	—	221	—	—

Weighted average diluted shares outstanding	36,732	36,619	36,706	36,365

Diluted income (loss) per share	$(0.89)	$0.30	$(2.26)	$(0.36)

(1) Common shares issuable upon assumed conversion of convertible preferred stock were not presented as they would have been anti-dilutive.	3,588	3,588	3,588	3,588
(2) Common shares issuable upon assumed conversion of the 2026 Notes, the 2029 Notes and the 2032 Notes were not presented as they would have been anti-dilutive.	6,311	6,304	6,311	6,311
(3) Common shares issuable on assumed conversion of restricted stock and employee stock option were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	771	—	540	206

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Income Taxes

We recorded no income tax expense or benefit for the three and nine months ended September 30, 2013. Our assessment of the realization of our deferred tax assets has not changed, and, as a result, we continue to maintain a full valuation allowance for our net deferred assets as of September 30, 2013.

As of September 30, 2013, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2012.

NOTE 6—Stockholders’ Equity

10% Series C Cumulative Preferred Stock

In April 2013, we issued $110 million of 10% Series C Cumulative Preferred Stock (the “Series C Preferred Stock”) and received $105.5 million net proceeds from the sale. The sale consisted of 4,400,000 depositary shares each representing a 1/1000th ownership interest in a share of Series C Preferred Stock, par value $1.00 per preferred share with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering.

The Series C Preferred Stock ranks senior to our common stock and on parity with our 5.375% Series B Cumulative Convertible Preferred Stock and our 9.75% Series D Cumulative Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up. The Series C Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with certain changes of control.

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

9.75% Series D Cumulative Preferred Stock

In August 2013, we issued $130 million of 9.75% Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) and received $125.3 million net proceeds from the sale. The sale consisted of 5,200,000 depositary shares each representing a 1/1000th ownership interest in a share of Series D Preferred Stock, par value $1.00 per preferred share with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering.

The Series D Preferred Stock ranks senior to our common stock and on parity with our 5.375% Series B Cumulative Convertible Preferred Stock and our Series C Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up. The Series D Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with certain changes of control.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At any time on or after August 19, 2018, we may, at our option, redeem the Series D Preferred Stock, in whole at any time or in part from time to time, for cash at a redemption price of $25,000 per preferred share, plus all accumulated and unpaid dividends to, but not including, the date of redemption. We may redeem the Series D Preferred Stock following certain changes of control, if we do not exercise this option, then the holders of the Series D Preferred Stock have the option to convert the shares of preferred stock into up to 2,297.79 shares of our common stock per share of Series D Preferred Stock, subject to certain adjustments. If we exercise any of our redemption rights relating to shares of Series D Preferred Stock, the holders of Series D Preferred Stock will not have the conversion right described above with respect to the shares of Series D Preferred Stock called for redemption.

Holders of the Series D Preferred Stock have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other limited circumstances or as required by law.

We used the net proceeds from the offering of our Series D Preferred Stock to enhance liquidity and financial flexibility through the repayment of borrowings outstanding under our Senior Credit Facility, fund our acquisition of additional TMS acreage and used the remainder for general corporate purposes.

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

The following table summarizes the realized and unrealized gains and losses we recognized on our oil and natural gas derivatives for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
Oil and Natural Gas Derivatives (in thousands)	2013	2012	2013	2012
Realized gain (loss) on oil and natural gas derivatives	$(3,647)	$18,806	$(3,412)	$56,027
Unrealized gain (loss) on oil and natural gas derivatives	(5,112)	(24,943)	3,762	(28,696)

Total gain (loss) on oil and natural gas derivatives	$(8,759)	$(6,137)	$350	$27,331

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivatives are approved by the Hedging Committee of our Board of Directors, and reviewed periodically by the entire Board of Directors. As of September 30, 2013, the commodity derivatives we used were in the form of:

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

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due to seasonality of demand and other factors beyond our control. Domestic crude oil and natural gas prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering derivative contracts. We would have been at risk of losing fair value of $5.8 million had our counterparties as a group been unable to fulfill their obligations as of September 30, 2013.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013, our open forward positions on our outstanding commodity derivative contracts, all of which were with BNP Paribas, Royal Bank of Canada, JPMorgan Chase Bank, N.A., Merrill Lynch Commodities, Inc. and Wells Fargo Bank, N.A., were as follows:

Contract Type	Daily Volume	Total Remaining Volume	Fixed Price	Fair Value at September 30, 2013 (in thousands)
Natural gas (MMBtu):
2013 Swaps	10,000	920,000	$4.18	$538
2014 Swaptions	20,000	7,300,000	5.35	(23)
2014 Swaps	30,000	10,950,000	4.18-5.06	9,742
2015-2016 Calls	20,000	14,620,000	5.05-5.06	(2,842)
Oil (BBL):
2013 Swaps	3,500	322,000	92.25-103.15	(2,245)
2014 Swaps	2,000	730,000	90.95-92.95	(2,325)
2014 Swaptions	1,500	547,500	97.30-101.00	(1,295)

			Total	$1,550

Subsequent to September 30, 2013, we entered into the following contract:

Contract Type	Daily Volume	Strike Price	Contract Start Date	Contract Termination
Oil swap (BBL)	500	$98.02	November 1, 2013	December 31, 2014

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of September 30, 2013 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1 “Description of Business and Significant Accounting Policies—Fair Value Measurement” for our discussion for inputs used and valuation techniques for determining fair values.

	September 30, 2013 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$8,129	$—	$8,129
Non-current Assets Commodity Derivatives	—	43	—	43
Current Liabilities Commodity Derivatives	—	(5,735)	—	(5,735)
Non-current Liabilities Commodity Derivatives	—	(887)	—	(887)

Total	$—	$1,550	$—	$1,550

NOTE 8—Acquisition

On August 21, 2013, we closed on an acquisition of a 66.7% working interest in producing assets and mineral lease acreage in the TMS from Devon Energy Production Company, L.P. (“Devon”) with an effective date of March 1, 2013. The closing price after purchase price adjustments was $23.7 million. The closing price included $2.9 million of lease extensions executed by Devon for the Company after the effective date. The adjusted purchase price net of lease extension costs totaled $20.8 million.

The acquisition of producing assets and lease acreage is accounted for in accordance with ASC 805. The overall estimated fair value of the assets acquired and liabilities assumed is $20.8 million. Therefore a bargain purchase gain or goodwill was not recorded for this acquisition as the estimated fair value approximates the adjusted purchase price.

We allocated $6.2 million, $10.6 million and $4.0 million net of asset retirement obligation to undeveloped leasehold, developed leasehold and lease and well equipment, respectively.

For the period, August 21, 2013 through September 30, 2013, the acquired property has generated operating income of $0.9 million on revenues of $1.0 million which is included in the three and nine months ended September 30, 2013 on our Consolidated Statement of Operations.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On a pro forma basis, giving effect to the acquisition as if it had occurred on January 1, 2013, the acquired properties would have generated operating earnings of $8.5 million on revenues of $9.1 million for the nine months ended September 30, 2013 compared to operating earnings of $4.8 million on revenues of $5.8 million for the same period in 2012.

NOTE 9—Commitments and Contingencies

As of September 30, 2013, we did not have any changes in material commitments and contingencies, including outstanding and pending litigation.

NOTE 10—Subsequent Event

On October 1, 2013 we closed on a privately negotiated exchange transaction where we retired $57.434 million in aggregate principal amount of our outstanding 2029 Notes in exchange for issuance of our 2032 Notes in an aggregate principal amount of $57.0 million. These 2032 Notes, together with the $109.25 million of 2032 Notes previously issued by us on August 26, 2013, form a single class of $166.25 million principal amount of the 2032 Notes. Currently, a total of $51.816 million aggregate principal amount of 2029 Notes remaining outstanding, with terms unchanged by our private note exchange transactions. See “- Note 3 – Debt”.

On October 21, 2013 we closed an underwritten public offering of 6,900,000 shares of our common stock sold at a price to the public of $25.25 per share. We intend to use the net proceeds from the offering of approximately $165.9 million to fund the acceleration of our drilling program in the TMS, including an increase in our number of horizontal rigs running in the TMS from two currently to five by the end of 2014.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section* 21E of the Securities Exchange Act of 1934 concerning our operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and natural gas properties, marketing and midstream activities, and also include those statements accompanied by or that otherwise include the words “may,” “could,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “predicts,” “target,” “goal,” “plans,” “objective,” “potential,” “should,” or similar expressions or variations on such expressions that convey the uncertainty of future events or outcomes. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made; we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Overview

We are an independent oil and natural gas company engaged in the exploration, development and production of properties primarily in (i) South Texas, primarily targeting the Eagle Ford Shale Trend, (ii) Northwest Louisiana and East Texas, primarily targeting the Haynesville Shale Trend, Bossier Shale and Cotton Valley Trends and (iii) Southwest Mississippi and Southeast Louisiana primarily targeting the Tuscaloosa Marine Shale (“TMS”).

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

Business Strategy

Our business strategy is to provide long-term growth in reserves and cash flow on a cost-effective basis. We focus on maximizing our return on capital employed and adding reserve value through the timely development of our Eagle Ford Shale Trend, Haynesville Shale Trend, Cotton Valley Taylor Sand and TMS acreage. We regularly evaluate possible acquisitions of prospective acreage and oil and natural gas drilling opportunities.

Several of the key elements of our business strategy are the following:

•	Develop existing property base. We seek to maximize the value of our existing assets by developing and exploiting our properties with the lowest risk and the highest potential rate of return. We intend to develop our multi-year inventory of drilling locations on our acreage in the Eagle Ford Shale Trend, Haynesville Shale Trend, Cotton Valley Taylor Sand and TMS in order to develop our oil and natural gas reserves.

•	Increase our oil production. During the past two years, we have concentrated on increasing our crude oil production and reserves by investing and drilling in the Eagle Ford Shale Trend and, more recently, the TMS. We intend to take advantage of the current favorable sales price of oil compared to the relative sales price of natural gas, and continue to grow our oil production as a percentage of total production.

•	Expand acreage position in shale plays. As of September 30, 2013, we had acquired and leased a total of approximately 306,000 net acres in the TMS in Southeastern Louisiana and Southwestern Mississippi. We continue to concentrate our efforts in areas where we can apply our technical expertise and where we have significant operational control or experience. To leverage our extensive regional knowledge base, we seek to acquire leasehold acreage with significant drilling potential in areas that exhibit characteristics similar to our existing properties. We continually strive to rationalize our portfolio of properties by selling marginal non-core properties in an effort to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.

•	Focus on maximizing cash flow margins. We intend to maximize operating cash flow by focusing on higher-margin oil development in the Eagle Ford Shale Trend and the TMS. In the current commodity price environment, our Eagle Ford Shale Trend and TMS assets offer more attractive rates of return on capital invested and cash flow margins than our natural gas assets.

•	Maintain financial flexibility. As of September 30, 2013, we had a borrowing base of $243 million under our $600 million Senior Credit Facility, of which $142.8 million was outstanding. Of the amount outstanding, $109.25 million was cash deposited in an escrow account for the repurchase of the outstanding principal amount of our 5.0% Convertible Senior Notes due 2029 (“2029”). We have historically funded growth through operating cash flow, debt, equity and equity-linked security issuances, divestments of non-core assets and entering into strategic joint ventures. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including fixed price swaps, swaptions and costless collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy.

Recent Events

On October 1, 2013 we closed on privately negotiated exchange transactions where we retired $57.434 million in aggregate principal amount of our outstanding 2029 Notes in exchange for issuance of a new series of 5.00% Convertible Senior Notes due 2032 (“2032 Notes”) in an aggregate principal amount of $57.0 million. These 2032 Notes, together with the $109.25 million of 2032 Notes previously issued by us on August 26, 2013, will form a single class of $166.25 million principal amount of the 2032 Notes. Currently, a total of $51.816 million aggregate principal amount of 2029 Notes remaining outstanding, with terms unchanged by our private note exchange transactions. See “- Note 3 – Debt.”

On October 21, 2013 we closed an underwritten public offering of 6,900,000 shares of our common stock at $25.25 per share. We intend to use the net proceeds from the offering of approximately $165.9 million to the fund the acceleration of our drilling program in the TMS, including an increase in our number of horizontal rigs running in the TMS from two currently to five by the end of 2014.

Overview of Third Quarter 2013 Results

Third Quarter 2013 financial and operating results included:

•	Our oil and condensate production for the third quarter of 2013 increased to 29% of our total equivalent production compared to 23% of our total equivalent production in the third quarter of 2012.

•	On August 21, 2013, we closed on an acquisition of a 66.7% working interest in producing assets and mineral lease acreage in the TMS from Devon with an effective date of March 1, 2013. The closing price after purchase price adjustments was $23.7 million. The closing price included $2.9 million of lease extensions executed by Devon on our behalf post effective date. The adjusted purchase price net of lease extension costs totaled $20.8 million.

•	We conducted drilling operations on 8 gross (6.0 net) wells in the third quarter of 2013, including 6 gross (4.0 net) Eagle Ford Shale Trend wells in South Texas and 2 gross (1.96 net) wells in the TMS. We added 9 gross (4.9 net) wells to production in the third quarter of 2013, of which 5 gross (3 net) were in the Eagle Ford Shale Trend, 1 gross (0.9 net) in the TMS and 1 gross (0.5 net) in the Haynesville Shale Trend. As of September 30, 2013, we had 8 gross (5.3 net) wells drilled and waiting on completion comprised of 2 gross (1.0 net) Haynesville Shale Trend, 5 gross (3.3 net) Eagle Ford Shale Trend and 1 gross (0.99 net) TMS wells.

•	Combined net proceeds of $230.3 million from our underwritten public offerings of our 10% Series C Cumulative Preferred Stock and 9.75% Series D Cumulative Preferred Stock.

Primary Operating Areas

Eagle Ford Shale Trend

We entered the Eagle Ford Shale Trend in April 2010. Our leasehold position is located in both La Salle and Frio Counties, Texas. We held approximately 45,000 gross (30,000 net) acres as of September 30, 2013, all of which are either producing from or prospective for the Eagle Ford Shale Trend. During the nine months of 2013, we conducted drilling operations on approximately 18 gross (12 net) Eagle Ford Shale Trend wells. During the remainder of 2013, we plan to conduct drilling operations on 1 gross (0.7 net) wells in the Eagle Ford Shale Trend. During the first nine months of 2013, we spent $94.2 million on drilling and completion, leasehold and infrastructure capital expenditures in the Eagle Ford Shale Trend.

Tuscaloosa Marine Shale

We held approximately 414,000 gross (306,000 net) acres in the TMS as of September 30, 2013, an emerging oil shale play. Our extensive acreage is located in several parishes in Southeastern Louisiana and several counties in Southwestern Mississippi. Since December 31, 2012, we have added approximately 256,000 gross (172,000 net) acres in the trend which includes the acreage purchased from Devon. During the first nine months of 2013, we conducted drilling operations on approximately 7 gross (3.16 net) wells in the TMS. During the same period, we spent $49.7 million on drilling and completion, leasehold and infrastructure capital expenditures in the TMS.

We recently announced an increase in our expected total 2013 capital expenditures to an estimated $255 million from the previous capital budget estimate of $230 million. The increase is attributable to the addition of a second rig to our horizontal drilling program in the TMS and leasehold extension payments in the TMS during the fourth quarter of 2013.

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Rusk, Panola, Angelina and Nacogdoches Counties, Texas and Desoto and Caddo Parishes, Louisiana. We held approximately 115,000 gross (69,000 net) acres as of September 30, 2013 producing from and prospective for the Haynesville Shale. Our net production volumes from our Haynesville Shale wells aggregated approximately 44,640 Mcfe per day in the third quarter of 2013, or approximately 53% of our total production for the quarter. During the first nine months of 2013, we spent $36.5 million in this trend including completion operations on approximately 11 gross (4.7 net) Haynesville Shale Trend wells, which were drilled in prior years but were cased in early 2013. As of September 30, 2013, we had approximately 2 gross (1.0 net) Haynesville Shale Trend wells drilled and waiting on completion.

Core Haynesville Shale

Our core Haynesville Shale acreage is primarily concentrated in the Bethany-Longstreet and Greenwood-Waskom fields in Caddo and Desoto Parishes in Northwest Louisiana. Our core Haynesville Shale drilling activity includes both operated and non-operated drilling in and around our core acreage positions in Northwest Louisiana. We held approximately 64,000 gross (41,000 net) acres as of September 30, 2013. Our net production volumes from our core Haynesville Shale wells totaled approximately 37,070 Mcfe per day in the third quarter of 2013, or approximately 44% of our total production for the quarter. We spent $20.2 million in the first nine months of 2013 on completion of wells previously drilled on which completion activities had been deferred.

Shelby Trough / Angelina River Trend

We operate all of our acreage in this area, which is primarily located in Nacogdoches, Angelina and Shelby Counties, Texas. We held approximately 35,000 gross (27,000 net) acres as of September 30, 2013. Our net production volumes from the Shelby Trough wells totaled approximately 4,887 Mcfe per day in the third quarter of 2013, or approximately 6% of our total production for the quarter. During the first nine months of 2013, we spent $16.3 million in this trend which includes completion operations on one 100% owned Angelina River Trend well that was previously drilled.

Results of Operations

For the three months ended September 30, 2013, we reported a net loss applicable to common stock of $32.8 million, or $0.89 per basic and diluted share, on total revenue of $57.2 million as compared to income applicable to common stock of $10.9 million, or $0.30 per basic and diluted share, on total revenue of $46.0 million for the three months ended September 30, 2012. Oil and natural gas revenues increased $10.9 million compared to the same period in 2012. Decreased natural gas production offset by increased realized natural gas prices resulted in gas revenues remaining substantially the same between periods. Increased oil production and an increase in realized oil prices resulted in a $10.9 million increase in oil revenues compared to the same period in 2012. Gain on the sale of assets was the largest difference between the comparative periods as we recorded a $44.2 million gain related the sale of our interest in the South Henderson Field in the three months ended September 30, 2012.

For the nine months ended September 30, 2013, we reported a net loss applicable to common stock of $82.9 million, or $2.26 per basic and diluted share, on total revenue of $152.7 million as compared to a net loss applicable to common stock of $13.1 million, or $0.36 per basic and diluted share, on total revenue of $132.6 million for the nine months ended September 30, 2012. Oil and natural gas revenues increased $19.2 million compared to the same period in 2012. Decreased natural gas production volumes partially offset by increased realized natural gas prices resulted in a $6.1 million decrease in natural gas revenues compared to the same period in 2012. Increased oil production and an increase in realized oil prices resulted in $25.3 million increase in oil revenues compared to the same period in 2012. Other than the increase in oil revenues, results of derivatives activity and the gain on sale of assets were the largest other differences between the comparative periods. We recorded a $27.3 million gain on derivatives not designated as hedges in the nine months ended September 30, 2012, compared to a $0.4 million gain on derivatives not designated as hedges for the nine months ended September 30, 2013. We recorded a $44.2 million gain on the sale of assets related to the sale of our interest in the South Henderson Field in the nine months ended September 30, 2012.

The following table reflects our summary operating information for the periods presented (in thousands except for price and volume data). Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

(In thousands, except for price data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance		2013	2012	Variance
Revenues:
Natural gas	$17,167	$17,168	$(1)	0%	$49,643	$55,791	$(6,148)	(11%)
Oil and condensate	39,657	28,799	10,858	38%	102,306	76,964	25,342	33%
Natural gas, oil and condensate	56,824	45,967	10,857	24%	151,949	132,755	19,194	14%
Operating revenues	57,161	45,960	11,201	24%	152,730	132,614	20,116	15%
Operating expenses	58,015	14,106	43,909	311%	180,918	129,158	51,760	40%
Operating income (loss)	(854)	31,854	(32,708)	(103%)	(28,188)	3,456	(31,644)	(916%)
Net income (loss) applicable to common stock	(32,790)	10,894	(43,684)	(401%)	(82,864)	(13,061)	(69,803)	534%
Net Production:
Natural gas (MMcf)	5,456	5,991	(535)	(9%)	14,506	20,215	(5,709)	(28%)
Oil and condensate (MBbls)	374	296	78	26%	974	766	208	27%
Total (Mmcfe)	7,698	7,764	(66)	(1%)	20,349	24,811	(4,462)	(18%)
Average daily production (Mcfe/d)	83,676	84,396	(720)	(1%)	74,538	90,553	(16,015)	(18%)

(In thousands, except for price data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance		2013	2012	Variance
Average realized sales price per unit:
Natural gas (per Mcf)	$3.15	$2.87	$0.28	10%	$3.42	$2.76	$0.66	24%
Natural gas (per Mcf) including realized derivatives	3.15	5.60	(2.45)	(44%)	3.42	5.34	(1.92)	(36%)
Oil and condensate (per Bbl)	106.11	97.43	8.68	9%	105.06	100.46	4.60	5%
Oil and condensate (per Bbl) including realized derivatives	96.36	105.63	(9.30)	(9%)	101.54	105.63	(4.11)	(4%)
Average realized price (per Mcfe)	7.38	5.92	1.46	25%	7.47	5.35	2.12	40%

Oil and Natural Gas Revenue

Oil and natural gas revenues increased $10.9 million for the three months ended September 30, 2013 compared to the same period in 2012 reflecting the increases in oil and condensate production and increases in average realized prices partially offset by a decline in natural gas production. In addition to the sale of our South Henderson Field in the third quarter of 2012, we continued to focus on drilling oil wells in 2013 instead of natural gas wells, resulting in a decline in our natural gas production. We focus our resources on increasing oil production, which we are currently able to sell at a more favorable relative price. For the three months ended September 30, 2013, 70% of our oil and natural gas revenue was attributable to oil compared to 63% for the three months ended September 30, 2012.

Oil and natural gas revenues increased $19.2 million for the nine months ended September 30, 2013 compared to the same period in 2012 reflecting the increase in oil and condensate production and increases in average realized sales prices which increased revenues by approximately $38.7 million partially offset by a decrease in natural gas production which decreased revenues by approximately $19.5 million. In addition to the sale of our South Henderson Field in the third quarter of 2012, we continued to focus on drilling oil wells in 2013 instead of natural gas wells, resulting in a corresponding decline in our natural gas production. For the nine months ended September 30, 2013, 67% of our oil and natural gas revenue was attributable to oil compared to 58% for the nine months ended September 30, 2012.

The difference in our realized prices inclusive of the effect of the realized gains and losses on our natural gas derivatives between the three and nine month periods ended September 30, 2013 and 2012 relates to our natural gas swap contracts. In the first nine months of 2013, we did not have any realized natural gas hedges while in the first nine months of 2012, we had 60,000 MMBtu per day realized at an average floor price of $5.78 per MMbtu. In the nine months ended September 30, 2013, we had an average of 3,557 Bbls of oil per day hedged at a weighted average fixed price of $94.60 per Bbl and during the nine months ended September 30, 2012, we had an average of 2,891 Bbls of oil per day hedged at an average fixed price of $100.61 per Bbl.

Operating Expenses

As described below, operating expenses excluding gain from sale of assets decreased $0.2 million to $58.0 million in the three months ended September 30, 2013 and increased $7.6 million, or 4%, to $181.0 million in the nine months ended September 30, 2013, each compared to the same periods in 2012.

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses (in thousands)	2013	2012	Variance		2013	2012	Variance
Lease operating expenses	$7,072	$6,218	$854	14%	$20,169	$21,267	$(1,098)	(5%)
Production and other taxes	2,462	1,672	790	47%	7,964	5,752	2,212	38%
Transportation and processing	2,768	3,410	(642)	(19%)	7,841	11,060	(3,219)	(29%)
Exploration	4,115	2,523	1,592	63%	16,961	6,755	10,206	151%

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses per Mcfe	2013	2012	Variance		2013	2012	Variance
Lease operating expenses	$0.92	$0.80	$0.12	15%	$0.99	$0.86	$0.13	15%
Production and other taxes	0.32	0.22	0.10	45%	0.39	0.23	0.16	70%
Transportation and processing	0.36	0.44	(0.08)	(18%)	0.39	0.45	(0.06)	(13%)
Exploration	0.53	0.32	0.21	66%	0.83	0.27	0.56	207%

Lease Operating Expense

Lease operating expense (“LOE”) during the three month period ended September 30, 2013 increased compared to the three months ended September 30, 2012. Higher workover activity in the third quarter of 2013 of $1.2 million, mostly in the Eagle Ford Shale, was partially offset by the absence of $0.6 million in LOE for the South Henderson Field, which we sold late in September 2012. Generally, our LOE per unit of production is trending higher as we add more oil wells, which carry higher operating costs than natural gas wells. Oil contributed 29% to our equivalent production volumes in the third quarter 2013 compared to 23% in third quarter 2012.

LOE for the nine months ended September 30, 2013 decreased in comparison to the same period in 2012. The absence of $2.1 million in LOE for the South Henderson Field, which we sold in late September 2012, was partially offset by higher workover activity in the first nine months of 2013 of $0.9 million, mostly in the Eagle Ford Shale. Our LOE is generally trending higher as we add more oil wells to our well count which carry higher operating costs than natural gas wells. Oil contributed 29% to our equivalent production volumes in the first nine months of 2013 compared to only 19% in the first nine months of 2012.

Production and Other Taxes

Production and other taxes for the three months ended September 30, 2013 include production tax of $2.0 million and ad valorem tax of $0.5 million. Production tax for the current period does not include any tax credits attributed to Tight Gas Sands (“TGS”) credits for our natural gas wells in the State of Texas. During the comparable period in 2012, production and other taxes included production tax of $0.9 million and ad valorem tax of $0.7 million. Production tax for that comparable period was net of $0.8 million in TGS credits.

Production and other taxes for the nine months ended September 30, 2013 include production tax of $5.7 million and ad valorem tax of $2.3 million. Production tax for the current period does not include any tax credits attributed to TGS credits for our natural gas wells in the State of Texas. During the comparable period in 2012, production and other taxes included production tax of $4.2 million and ad valorem tax of $1.6 million. Production tax for that comparable period was net of $1.3 million in TGS credits.

The higher production tax for 2013 compared to 2012 is attributable to the increasing portion of our production coming from the Eagle Ford Shale Trend oil wells which are not exempt from severance tax and the expiration of the Louisiana tax exemption on certain horizontal natural gas wells. These increases are partially offset by the impact from the sale of the South Henderson Field in late September 2012. The Louisiana horizontal wells are eligible for a two year severance tax exemption from the date of first production or until payout of qualified costs, whichever is first. Ad valorem tax, which is based on property value, is trending higher driven by the increasing oil production and increasing well count in the Eagle Ford shale Trend.

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

Transportation and Processing Expense

Transportation and processing expense decreased in the three months and nine month ended September 30, 2013 compared to the same periods in 2012, as a result of the sale of the South Henderson Field in September 2012 and overall lower natural gas production which carries substantially all of our transportation and processing cost.

Exploration

The increase in exploration expense for the three months and nine months ended September 30, 2013 compared to the same periods in 2012 is attributable to expiring leases primarily in South Texas. As part of our ongoing review of capital allocation, we elected not to renew expiring leases in non-core Eagle Ford Shale Trend acreage.

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses (in thousands)	2013	2012	Variance		2013	2012	Variance
Depreciation, depletion and amortization	33,320	$37,298	$(3,978)	(11%)	$102,807	$104,138	$(1,331)	(1%)
Impairment	—	—	—	—%	—	2,662	(2,662)	(100%)
General and administrative	8,294	7,142	1,152	16%	25,326	21,753	3,573	16%
Gain on sale of assets	(16)	(44,157)	44,141	(100%)	(59)	(44,229)	44,170	100%
Other	—	—	—	—%	(91)	—	(91)	(100%)

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses per Mcfe	2013	2012	Variance		2013	2012	Variance
Depreciation, depletion and amortization	$4.33	$4.80	$(0.47)	(10%)	$5.05	$4.20	$0.85	20%
Impairment	—	—	—	—%	—	0.11	(0.11)	(100%)
General and administrative	1.08	0.92	0.16	17%	1.24	0.88	0.36	41%
Gain on sale of assets	—	(5.69)	5.69	100%	—	(1.78)	1.78	100%
Other	—	—	—	—%	—	—	—	—%

Depreciation, Depletion and Amortization (“DD&A”)

DD&A expense for the three and nine months ended September 30, 2013 decreased as compared to the same periods in 2012 as a result of a lower DD&A rate. We calculated DD&A rates for the first six months of each of 2013 and 2012 using our year-end reserve reports. We calculated DD&A rates for the third quarter of each of 2013 and 2012 using our mid-year reserve reports as of June 30, 2013 and June 30, 2012, respectively. Our mid-year reserve report as of June 30, 2013 reflected additional proved reserves as a result of our activity in our Eagle Ford Shale properties and drilling cost reductions, which reduced the DD&A rate for the third quarter of 2013.

Impairment

We did not record impairment expense for the three and nine months ended September 30, 2013 compared to impairment expense of $2.7 million on three fields for the nine months ended September 30, 2012. The majority of our impairment expense in 2012 was related to certain of our non-core fields due to declining natural gas prices.

General and Administrative (“G&A”) Expense

G&A expense increased in the three months ended September 30, 2013 compared to the same period in 2012. The increase reflects higher compensation expense and the accrued restructuring cost associated with transitioning our Shreveport office to our Houston office. Share-based compensation expense, which is a non-cash item, amounted to $1.7 million in the three months ended September 30, 2013, less than a $0.1 million increase over the same period in 2012.

G&A expense increased in the nine months ended September 30, 2013 compared to the same period 2012. The increase reflects higher compensation expense, increased share based compensation and the accrued restructuring cost associated with transitioning our Shreveport office to our Houston office. The consolidation of our administrative offices in Houston is expected to create operational efficiencies, but will not materially change our future G&A expenses.

Share based compensation expense, which is a non-cash item, amounted to $5.2 million in the nine months ended September 30, 2013 compared to $4.7 million in the period in 2012. The increase in stock compensation reflects the restricted stock awarded to our essential managers in June 2012.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
Other income (expense) (in thousands):	2013	2012	2013	2012
Interest expense	$(12,679)	$(13,314)	$(39,079)	$(39,316)
Interest income and other	(1)	2	18	3
Loss on early extinguishment of debt	(4,792)	—	(4,792)	—
Gain (loss) on derivatives not designated as hedges	8,759	(6,137)	350	27,331
Average funded borrowings adjusted for debt discount	540,889	645,195	566,416	615,494
Average funded borrowings	554,259	669,782	582,826	640,225

Interest Expense

The decrease in interest expense for the three and nine months ended September 30, 2013 compared to the same periods in 2012 reflects the lower average level of outstanding borrowings on our Senior Credit Facility in the comparative periods. We paid off a substantial portion of the amount outstanding under our Senior Credit Facility with the proceeds from our Series D Preferred Stock offering in August 2013 and from our Series C Preferred Stock offering in April 2013. Non-cash interest of $3.2 million and $10.0 million is included in the $12.7 million and the $39.1 million interest expense reported for the three and nine months ended September 30, 2013, respectively.

Loss on Early Extinguishment of Debt

On August 26, 2013 we exchanged half of our outstanding 2029 Notes for new 2032 Notes. We retired $109.25 million of outstanding 2029 Notes with a carrying value of $102.6 million and wrote-off unamortized debt issuance cost of $0.5 million offset by $10.1 million attributable to the fair value of the equity portion of the 2029 Notes. The 2032 Notes had a fair value of $117.0 million which resulted in a loss on the early extinguishment of debt of $4.8 million.

Gain (loss) on Derivatives Not Designated as Hedges

Loss on derivatives not designated as hedges for the three months ended September 30, 2013 includes an unrealized loss of $5.1 million for the change of the fair value of our oil and natural gas derivative contracts and a realized loss of $3.7 million on the settlement of our oil derivatives. The unrealized loss consisted of a $5.9 million loss on our oil derivatives and a $0.8 million gain on our natural gas derivatives. The unrealized loss on oil derivatives reflects the increase in oil futures prices for the period partially offset by the realization of settled contracts, while the gain on the natural gas derivatives reflects the shorter maturity of the open contracts. Natural gas futures prices declined only slightly during the period. There were no natural gas derivative contract settlements during the period. We will begin settlements of natural gas contacts in the fourth quarter 2013.

Gain on derivatives not designated as hedges for the nine months ended September 30, 2013 includes an unrealized gain of $3.8 million for the change of the fair value of our oil and natural gas derivative and a realized loss of $3.4 million on the settlement of our oil derivatives. The unrealized gain consisted of an $8.1 million gain on our natural gas derivatives and a $4.3 million loss on our oil derivatives. The gain reflects our net favorable position on the natural gas contracts we entered into in 2013 and to the maturing of our swaption contract which is the only natural gas derivative that we had in place at year end 2012. The unrealized loss on oil derivatives reflects the increase in oil futures prices for the period partially by the realization of settled contracts.

We will continue to be exposed to volatility in earnings resulting from changes in the fair value of our commodity contracts as we do not designate these contracts as hedges.

Income Tax Benefit

We recorded no income tax expense or benefit for the three and nine months ended September 30, 2013. Our assessment of the realization of our deferred tax assets has not changed, and, as a result, we continue to maintain a full valuation allowance for our net deferred assets as of September 30, 2013.

Adjusted EBITDAX (in thousands) (1)

The following table reconciles net loss to Adjusted EBITDAX for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Loss (GAAP)	$(27,085)	$12,405	$(71,691)	$(8,526)
Exploration Expense	4,115	2,523	16,961	6,755
Depreciation, depletion and amortization	33,320	37,298	102,807	104,138
Impairment	—	—	—	2,662
Stock compensation expense	1,737	1,676	5,211	4,711
Interest expense	12,679	13,314	39,079	39,316
Loss on early extinguishment of debt	4,792	—	4,792	—
Unrealized loss/(gain) on derivatives not designated as hedges	5,112	24,943	(3,762)	28,696
Other items (2)	(15)	(44,159)	(168)	(44,232)

Adjusted EBITDAX	$34,655	$48,000	$93,229	$133,520

(1)	Adjusted EBITDAX is earnings before interest expense, income tax, DD&A, exploration expense and impairment of oil and natural gas properties. In calculating EBITDAX for this purpose, earnings include realized gains (losses) from derivatives but exclude unrealized gains (losses) from derivatives. Other excluded items include Interest income and other, Gain on sale of assets, Gain on early extinguishment of debt and other expense.
(2)	Other items include interest income and gain on sale of assets.

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

Liquidity and Capital Resources

Overview

We have in place a $600 million Senior Credit Facility, entered into with a syndicate of U.S. and international lenders. As of September 30, 2013, we had a $243 million borrowing base with $142.8 million outstanding. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. In connection with the October 1, 2013 redetermination, the borrowing base was increased to $270 million. We were in compliance with existing covenants under the Senior Credit Facility at September 30, 2013.

As of September 30, 2013, we deposited $109.25 million in an escrow account to provide for the repurchase of the then outstanding principal amount of our 2029 Notes. Pursuant to the terms of our Senior Credit Facility, the funding of this escrow account automatically extended the maturity of the Senior Credit Facility to February 25, 2016. The $109.25 million in escrow as of September 30, 2013 is reflected in our financial statement as restricted cash. On October 1, 2013, we closed a private note exchange transaction in which we retired an additional $57.434 aggregate principal amount of our 2029 Notes in exchange for the issuance of $57.0 million of our 2032 Notes. After the closing of this transaction, the aggregate principal amount of our 2029 Notes remaining outstanding was $51.816 million, and we received a corresponding disbursement of $57.434 million of cash from escrow. We currently have $51.816 million in cash escrowed in satisfaction of this requirement. In the event the outstanding amount of 2029 Notes is further reduced, the amount required to be held in escrow will be correspondingly reduced and released to us. Any amounts remaining in escrow pursuant to this requirement will be released to us on October 2, 2014. The first put date for our 2029 Notes is October 1, 2014; therefore, our 2029 Notes become a current liability after October 1, 2013. After October 1, 2013, the funds escrowed for the repurchase of the 2029 Notes will become a current asset.

See Note 3—“Debt” and Note 10—“Subsequent Events” in the Notes to Consolidated Financial Statements under Part 1 Item 1 of this Form 10-Q for more information.

In April 2013, we issued $110 million of Series C Preferred Stock and received $105.5 million net proceeds from the sale. The sale consisted of 4,400,000 depositary shares each representing a 1/1000th ownership interest of a share of Series C Preferred Stock, with a par value $1.00 per preferred share, with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering. We used the net proceeds from the offering to enhance liquidity and financial flexibility through the repayment of borrowings outstanding under our Senior Credit Facility and for general corporate purposes.

In August 2013, we issued $130 million of Series D Preferred Stock and received $125.3 million net proceeds from the sale. The sale consisted of 5,200,000 depositary shares each representing a 1/1000th ownership interest of a share of Series D Preferred Stock, with a par value $1.00 per preferred share, with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering. We used the net proceeds from the offering to enhance liquidity and financial flexibility through the repayment of borrowings outstanding under our Senior Credit Facility, fund our acquisition of additional TMS acreage and for general corporate purposes.

See Note 6—“Stockholders’ Equity” in the Notes to Consolidated Financial Statements under Part 1 Item 1 of this Form 10-Q for more information about the offerings.

Our total expected 2013 capital expenditure budget has been increased to $255 million, exclusive of acquisitions. The increase is attributable to the addition of a second rig to our horizontal drilling program in the TMS and leasehold extension payments in the TMS during the fourth quarter. For the year 2013, we plan on spending approximately $75 million in the TMS, approximately $100 million in the Eagle Ford Shale Trend, approximately $35 million in our Haynesville core area and approximately $45 million on leasehold and infrastructure.

We also expect our preliminary 2014 capital budget to be $375 million. The 2014 budget includes an increase to five horizontal rigs running in the TMS by the end of 2014 from the two current TMS rigs. We plan to spend approximately $300 million on drilling and completion activity (including facilities and infrastructure) in the TMS. We also plan to spend approximately $30 million on drilling and completion activities in both our Eagle Ford Shale Trend and Angelina River Trend/Haynesville Shale Trend areas. An additional $15 million is budgeted for leasehold acquisitions and extensions as well as for general corporate purposes, including working capital.

Our primary sources of liquidity during the first nine months of 2013 were from cash on hand, cash flow from operating activities, borrowings under our Senior Credit Facility and proceeds from the offerings of our Series C and Series D Preferred Stock. We used cash primarily to fund our capital spending program, pay interest on outstanding debt and pay preferred stock dividends. We expect to finance our estimated capital expenditures for the remainder of 2013 through a combination of cash from operating activities and proceeds from our securities offerings.

We continuously monitor our leverage position and coordinate our capital program with our expected cash flows and repayment of our projected debt. We will continue to evaluate funding alternatives as needed.

Funding alternatives available to us include:

•	sale of non-core assets;

•	joint venture partnerships in our TMS, Eagle Ford Shale Trend, and/or core Haynesville Shale acreage;

•	availability under our Senior Credit Facility; and

•	issuance of debt or equity securities.

We have supported our cash flows with oil derivative contracts which covered approximately 29% of our oil and natural gas sales volumes for the first nine months of 2013. We have also supported our cash flows by entering into derivative positions currently covering approximately 35% of our projected oil and natural gas sales volumes for the remainder of 2013. See Note 7—“Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Nine Months Ended September 30,
	2013	2012	Variance
Cash flow statement information:
Net cash:
Provided by operating activities	$40,841	$97,573	(56,732)
Used in investing activities	(195,175)	(91,236)	(103,939)
Provided (used) by financing activities	155,047	(8,114)	163,161

Increase (Decrease) in cash and cash equivalents	$713	$(1,777)	$2,490

Operating activities. Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash provided by operating activities for the nine months ended September 30, 2013 totaled $40.8 million down $56.7 million from the nine months ended September 30, 2012. The decrease reflects $59.4 million negative change in derivative settlements and working capital changes offset by improved operating results.

Investing activities. Net cash used in investing activities was $195.2 million for the nine months ended September 30, 2013, compared to $91.2 million for 2012. While we booked capital expenditures of approximately $204.2 million in the nine months ended September 30, 2013, we paid out cash amounts totaling $195.6 million in the nine months ended September 30, 2013. The difference is attributed to $27.2 million in drilling and completion cost accrued at September 30, 2013 but not paid at September 30 offset by $18.6 million in drilling and completion costs accrued at December 31, 2012 and paid in 2013. Offsetting our capital expenditures was the receipt of $0.4 million in net proceeds, primarily from the sale of non-core assets located in Northwest Louisiana.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2013 consisted of $230.8 million net proceeds from the offering of our Series C Preferred Stock and Series D Preferred Stock, net credit facility borrowings of $47.8 million and proceeds of $0.3 million from the exercise of stock options partially offset by $109.3 million escrow account funding, preferred dividends of $11.2 million and $3.4 million in finance and issuance cost. We have $142.8 million in borrowings outstanding under our Senior Credit Facility as of September 30, 2013 of which $109.3 million was used to fund the escrow account for the repurchase of the outstanding 2029 Notes as of that date.

Debt consisted of the following balances as of the dates indicated (in thousands):

	September 30, 2013			December 31, 2012
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$142,800	$142,800	$142,800	$95,000	$95,000	$95,000
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	109,250	103,199	118,482	218,500	198,242	204,975
5.0% Convertible Senior Notes due 2032 (3)	109,462	104,562	122,633	—	—	—
8.875% Senior Notes due 2019	275,000	275,000	281,188	275,000	275,000	261,250

Total debt	$636,941	$625,990	$665,532	$588,929	$568,671	$561,654

(1)	The carrying amount for the Senior Credit Facility represents fair value because the variable interest rates are reflective of current market otherwise; fair value was obtained by direct market quotes within Level 1 of the fair value hierarchy.
(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014, the first put date applicable to these notes. The debt discount was $6.1 million and $20.3 million as of September 30, 2013 and December 31, 2012, respectively.
(3)	The debt discount is amortized using the effective interest rate method based upon an four year term through October 1, 2017, the first put date applicable to these notes. The debt discount was $4.9 million as of September 30, 2013.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$894	5.9%	$1,561	3.5%	3,235	4.9%	$4,057	3.6%
3.25% Convertible Senior Notes due 2026	3	3.3%	3	3.2%	10	3.3%	10	3.2%
5.0% Convertible Senior Notes due 2029	4,578	11.1%	5,423	10.9%	15,976	11.3%	16,269	11.2%
5.0% Convertible Senior Notes due 2032	877	8.7%	—	—	877	8.7%	—	—
8.875% Senior Notes due 2019	6,327	9.2%	6,327	9.0%	18,981	9.2%	18,981	9.1%

Total	$12,679		$13,314		$39,079		$39,317

For additional information on our financing activities, see Note 3 – “Debt” in the Notes to Consolidated Financial Statements under Part 1 Item I of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2012, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months or nine months ended September 30, 2013.

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

As of September 30, 2013, we had derivative instruments in place for 2013 of 3,500 Bbls per day (crude oil). At September 30, 2013, we have a net asset derivative position of $1.6 million related to all our derivative instruments. Utilizing actual derivative contractual volumes a hypothetical 10% decrease in oil and natural gas prices would have increased the net derivative asset to $6.9 million, while a hypothetical 10% increase in oil and natural gas prices would have turned our derivative position to a net derivative liability of $22.5 million. However, a gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of September 30, 2013, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

A substantial proportion of our near term capital investments will be concentrated in the development of the recently acquired acreage in the Tuscaloosa Marine Shale.

Following our recent acquisitions in the TMS, we intend to devote a substantial portion of our near term capital expenditures on drilling and completion activity (including facilities and infrastructure) in the TMS. The results of these investments may not prove as attractive as we anticipate, and the concentration of such funding and activity in the TMS will necessarily divert those resources from use to further develop our other properties. There can be no assurance that these investments will generate any specific return on investment.

Item 6—Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Goodrich Acquisition II, Inc., dated January 31, 1997 (Incorporated by reference to Exhibit 3.1A of the Company’s Third Amended Registration Statement on Form S-1 (Registration No. 333-47078) filed December 8, 2000).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Acquisition II, dated January 31, 1997 (Incorporated by reference to Exhibit 3.1B of the Company’s Third Amended Registration Statement on Form S-1 (Registration No. 333-47078) filed December 8, 2000).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated March 12, 1998 (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed March 20, 1998).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 9, 2002 (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed on December 3, 2007).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 30, 2007 (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).

3.5	Goodrich Petroleum Corporation Amended and Restated Bylaws, effective February 12, 2008 (Incorporated by reference to Exhibit 3.2(1) of the Company’s Current Report on Form 8-K filed on February 19, 2008).

3.6	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-12719) filed on February 19, 2008).

4.1	Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on December 22, 2005).

4.2	Certificate of Designation with respect to the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on April 10, 2013).

4.3	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement filed February 20, 1996 on Form S-8 (File No. 33-01077)).

4.4	Deposit Agreement, dated as of April 10, 2013, by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 10, 2013).

4.5	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on April 10, 2013).

4.6	Form of Certificate representing the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed on April 10, 2013).

4.7	Certificate of Designation with respect to the 9.75% Series D Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on August 19, 2013).

4.8	Deposit Agreement, dated as of August 19, 2013 by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Company’s form 8-k filed on August 19, 2013).

4.9	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on August 19, 2013).

4.10	Form of Certificate representing the 9.75% Series D Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed on August 19, 2013).

4.11	Indenture dated as of September 28, 2009, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 30, 2009).

4.12	Third Supplemental Indenture, dated as of August 26, 2013, between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on August 27, 2013).

*10.1	Ninth Amendment to Second Amended and Restated Credit Agreement dated as of October 25, 2013 among Goodrich Petroleum Company, L.L.C., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

*31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: November 5, 2013	By:	/s/ Walter G. Goodrich
Walter G. Goodrich
Vice Chairman & Chief Executive Officer

Date: November 5, 2013	By:	/s/ Jan L. Schott
Jan L. Schott
Senior Vice President & Chief Financial Officer

GOODRICH PETROLEUM CORPORATION LIST OF EXHIBITS TO FORM 10-Q

FOR QUARTER ENDED September 30, 2013

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Goodrich Acquisition II, Inc., dated January 31, 1997 (Incorporated by reference to Exhibit 3.1A of the Company’s Third Amended Registration Statement on Form S-1 (Registration No. 333-47078) filed December 8, 2000).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Acquisition II, dated January 31, 1997 (Incorporated by reference to Exhibit 3.1B of the Company’s Third Amended Registration Statement on Form S-1 (Registration No. 333-47078) filed December 8, 2000).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated March 12, 1998 (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed March 20, 1998).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 9, 2002 (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed on December 3, 2007).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 30, 2007 (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).

3.5	Goodrich Petroleum Corporation Amended and Restated Bylaws, effective February 12, 2008 (Incorporated by reference to Exhibit 3.2(1) of the Company’s Current Report on Form 8-K filed on February 19, 2008).

3.6	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-12719) filed on February 19, 2008).

4.1	Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on December 22, 2005).

4.2	Certificate of Designation with respect to the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on April 10, 2013).

4.3	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement filed February 20, 1996 on Form S-8 (File No. 33-01077)).

4.4	Deposit Agreement, dated as of April 10, 2013, by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 10, 2013).

4.5	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on April 10, 2013).

4.6	Form of Certificate representing the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed on April 10, 2013).

4.7	Certificate of Designation with respect to the 9.75% Series D Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on August 19, 2013).

4.8	Deposit Agreement, dated as of August 19, 2013 by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Company’s form 8-k filed on August 19, 2013).

4.9	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on August 19, 2013).

4.10	Form of Certificate representing the 9.75% Series D Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed on August 19, 2013).

4.11	Indenture dated as of September 28, 2009, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 30, 2009).

4.12	Third Supplemental Indenture, dated as of August 26, 2013, between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on August 27, 2013).

*10.1	Ninth Amendment to Second Amended and Restated Credit Agreement dated as of October 25, 2013 among Goodrich Petroleum Company, L.L.C., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

*31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith