Form 10-K
period 2013-12-31
GOODRICH PETROLEUM CORP
filed 2014-02-21
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12719

GOODRICH PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	76-0466193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
801 Louisiana, Suite 700 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 780-9494 (Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.20 per share	New York Stock Exchange
Depositary Shares, Each Representing 1/1000 Interest in a Share of 9.75% Series D Cumulative Preferred Stock, par value $1.00 per share	New York Stock Exchange
Depositary Shares, Each Representing 1/1000 Interest in a Share of 10.00% Series C Cumulative Preferred Stock, par value $1.00 per share	New York Stock Exchange

(Title of Each Class)	(Name of Each Exchange)

Securities Registered Pursuant to Section 12(g) of the Act:

Series B Preferred Stock, par value $1.00 per share

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Small reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒

The aggregate market value of Common Stock, par value $0.20 per share (Common Stock), held by non-affiliates (based upon the closing sales price on the New York Stock Exchange on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $339.1 million. The number of shares of the registrant’s common stock outstanding as of February 18, 2014 was 44,272,621.

Documents Incorporated By Reference:

Portions of Goodrich Petroleum Corporation’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, are incorporated by reference in Part III of this Form 10-K.

GOODRICH PETROLEUM CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

December 31, 2013

PART I

Items 1. and 2.    Business and Properties

General

Goodrich Petroleum Corporation, a Delaware corporation (together with its subsidiary, “we,” “our,” or “the Company”) formed in 1995, is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) South Texas, which includes the Eagle Ford Shale Trend, (ii) Northwest Louisiana and East Texas, which includes the Haynesville Shale and Cotton Valley Taylor Sand and (iii) Southwest Mississippi and Southeast Louisiana which includes the Tuscaloosa Marine Shale (“TMS”). In the continuing depressed natural gas price environment, we are concentrating the vast majority of our development efforts on existing leased acreage within formations that are prospective for oil. We own working interests in 436 producing oil and natural gas wells located in 44 fields in eight states. At December 31, 2013, we had estimated proved reserves of approximately 452.2 Bcfe, comprised of 329.6 Bcf of natural gas, 6.3 MMBbls of NGLs and 14.1 MMBbls of oil and condensate.

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

Farm-in or farm-out is an agreement whereby the owner of a working interest in an oil and natural gas lease or license assigns the working interest or a portion thereof to another party who desires to drill on the leased or licensed acreage. Generally, the assignee is required to drill one or more wells to earn its interest in the acreage. The assignor (the “farmor”) usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in”, while the interest transferred by the assignor is a “farm-out”.

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

Oil and Natural Gas Operations and Properties

Overview.    As of December 31, 2013, nearly all of our proved oil and natural gas reserves were located in Louisiana, Texas and Mississippi. We spent substantially all of our 2013 capital expenditures of $256.8 million in these areas, with $109.2 million, or 43%, spent on the Eagle Ford Shale Trend, $107.5 million, or 42%, on the Tuscaloosa Marine Shale and $37.5 million, or 15%, spent on the Haynesville Shale Trend. Excluding capitalized asset retirement additions of $1.8 million, we had capital expenditures of $255.0 million, including $108.9 million, or 43%, spent on the Eagle Ford Shale Trend, $107.3 million, or 42%, on the Tuscaloosa Marine Shale and $37.3 million, or 15%, spent on the Haynesville Shale Trend. Our total capital expenditures, including accrued costs for services performed during 2013 consist of $215.0 million for drilling and completion costs, $23.5 million in property acquisitions, $14.9 million for leasehold acquisitions, $1.8 million for asset retirement obligation and $1.6 for facilities, infrastructure and equipment.

The table below details our acreage positions, average working interest and producing wells as of December 31, 2013.

Field or Area	Acreage As of December 31, 2013		Average Producing Well Working Interest	Producing Wells at December 31, 2013
	Gross	Net
Tuscaloosa Marine Shale	415,139	306,359	52%	17
Haynesville Shale Trend	112,111	66,761	42%	91
Eagle Ford Shale Trend	45,130	30,041	67%	73
Cotton Valley Taylor Sand	42,226	37,402	76%	5
Other	31,832	6,691	83%	250

Eagle Ford Shale Trend

As of December 31, 2013, we have acquired or farmed-in leases totaling approximately 45,100 gross (30,000 net) lease acres. In 2010, we began development and production activity in the Eagle Ford Shale and Buda Lime formations (“Eagle Ford Shale Trend”) in La Salle and Frio Counties located in South Texas. During 2013, we conducted drilling operations on 16 gross (11 net) oil wells in the Eagle Ford Shale Trend.

Tuscaloosa Marine Shale

As of December 31, 2013, we have acquired approximately 415,100 gross (306,400 net) lease acres in the Tuscaloosa Marine Shale Trend, an emerging oil shale play in Southwest Mississippi and Southeast Louisiana. During 2013, we conducted drilling operations on 9 gross (5 net) wells and added 7 gross (3 net) wells to production in the Tuscaloosa Marine Shale.

Haynesville Shale Trend

As of December 31, 2013, we have acquired or farmed-in leases totaling approximately 112,100 gross (66,800 net) acres in the Haynesville Shale. During 2013, we added 13 gross (6 net) previously cased Haynesville Shale wells to production, with the majority of those wells (12 gross, 5 net) originating in Northwest Louisiana in our joint venture with Chesapeake Energy Corporation. Our Haynesville Shale drilling activities are located in five primary leasehold areas in Northeast Texas and Northwest Louisiana.

Cotton Valley Taylor Sand

As of December 31, 2013, we have acquired or farmed-in leases totaling approximately 42,200 gross (37,400 net) acres in the Cotton Valley Taylor Sand Trend. During 2013, we conducted workovers and recompletions on the existing wells in the area and did not drill any new wells.

Other

As of December 31, 2013, we maintained ownership interests in acreage and/or wells in several additional fields, including the Midway field in San Patricio County, Texas and the Garfield Unit in Kalkaska County, Michigan.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information on our recent operations and plans for 2014 in the Haynesville Shale, Eagle Ford Shale and Tuscaloosa Marine Shale Trends.

Oil and Natural Gas Reserves

The following tables set forth summary information with respect to our proved reserves as of December 31, 2012, as estimated by Netherland, Sewell & Associates, Inc. (“NSAI”) and as of December 31, 2013, as estimated by NSAI and by Ryder Scott Company (“RSC”), our independent reserve engineers. Approximately 79% and 21% of the proved reserves estimates shown herein at December 31, 2013 have been independently prepared by NSAI and RSC, respectively. NSAI prepared the estimates on all our proved reserves as of December 31, 2013 on properties other than in the TMS and the Eagle Ford Shale Trend areas. RSC prepared the estimate of proved reserves as of December 31, 2013 for our TMS and Eagle Ford Trend areas. Copies of the summary reserve reports of NSAI and RSC for 2013 are included as exhibits to this Annual Report on Form 10-K. For additional information see Supplemental Information “Oil and Natural Gas Producing Activities (Unaudited)” to our consolidated financial statements in Part II Item 8 of this Annual Report on Form 10-K.

	Proved Reserves at December 31, 2013
	Developed Producing	Developed Non-Producing	Undeveloped	Total
	(dollars in thousands)
Net Proved Reserves:
Oil (MBbls) (1)	7,738	5	6,335	14,078
NGL (MBbls) (4) (5)	2,264	93	3,996	6,353
Natural Gas (Mmcf)	112,682	4,502	212,431	329,615
Natural Gas Equivalent (Mmcfe) (2)	172,695	5,091	274,417	452,203

Estimated Future Net Cash Flows				$1,067,708

PV-10 (3)				$472,268
Discounted Future Income Taxes				(4,121)

Standardized Measure of Discounted Net Cash Flows (3)				$468,147

	Proved Reserves at December 31, 2012
	Developed Producing	Developed Non-Producing	Undeveloped	Total
	(dollars in thousands)
Net Proved Reserves:
Oil (MBbls) (1)	3,549	1,058	3,453	8,060
NGL (MBbls) (4) (5)	1,674	166	3,289	5,129
Natural Gas (Mmcf)	100,949	18,722	134,310	253,981
Natural Gas Equivalent (Mmcfe) (2)	132,284	26,068	174,764	333,116

Estimated Future Net Cash Flows				$675,529

PV-10 (3)				$359,094
Discounted Future Income Taxes				(1,645)

Standardized Measure of Discounted Net Cash Flows (3)				$357,449

(1)	Includes condensate.
(2)	Based on ratio of six Mcf of natural gas per Bbl of oil and per Bbl of NGLs.
(3)

PV-10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves before income tax, discounted at 10%. PV-10 of our total year-end proved reserves is considered a non-GAAP financial measure as defined by the SEC. We believe that the presentation of the PV-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. We further believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. Our standardized measure of discounted future net cash flows of proved reserves, or standardized measure, as of December 31, 2013 was $468.1 million. See the reconciliation of our PV-10 to the standardized measure of discounted future net cash flows in the table above.
(4)	NGL reserves for 2012 and 2013 include our Eagle Ford Shale Trend, Tuscaloosa Marine Shale Trend, West Brachfield, Minden and Beckville fields.
(5)	Our production and sales volumes are accounted for and disclosed based on the wet gas stream at the point of sale. We report no NGL production, as NGLs are processed after the point of sale. However, we share and receive the pricing benefit of the revenue stream of the gas through the processing. We believe that presenting NGLs separately from natural gas and oil in our reserve report provides more information for our investors. The presentation of NGLs as a separate commodity more accurately presents to investors our economic interest in those NGLs separated, produced and sold from the wet gas streams (which we realize through our sharing in the revenue stream attributable to the processed NGLs). These commodities have separate pricing that is monitored in the marketplace.

The following table presents our reserves by targeted geologic formation in Mmcfe.

	December 31, 2013
Area	Proved Developed	Proved Undeveloped	Proved Reserves	% of Total
Haynesville Shale Trend	77,617	134,603	212,220	46%
Cotton Valley Taylor Sand Trend	8,531	98,322	106,853	24%
Eagle Ford Shale Trend	46,630	24,503	71,133	16%
Tuscaloosa Marine Shale Trend	8,672	16,989	25,661	6%
Other	36,336	—	36,336	8%

Total	177,786	274,417	452,203	100%

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

In accordance with the guidelines of the SEC, our independent reserve engineers’ estimates of future net revenues from our estimated proved reserves, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period of January 2013 through December 2013, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. For reserves at December 31, 2013, the average twelve month prices used were $3.67 per MMBtu of natural gas, $96.94 per Bbl of crude oil/condensate and $31.44 per Bbl of natural gas liquids. These prices do not include the impact of hedging transactions, nor do they include the adjustments that are made for applicable transportation and quality differentials, and price differentials between natural gas liquids and oil, which are deducted from or added to the index prices on a well by well basis in estimating our proved reserves and related future net revenues.

Our proved reserve information as of December 31, 2013 included in this Annual Report on Form 10-K was estimated by our independent petroleum engineers, NSAI and RSC, in accordance with petroleum engineering and evaluation principles and definitions and guidelines set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserve Information promulgated by the Society of Petroleum Engineers. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the

Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Our estimates of proved reserves are made by NSAI and RSC, as our independent petroleum engineers. Our internal professional staff works closely with our external engineers to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. In addition, other pertinent data such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria is provided to them. We make available all information requested, including our pertinent personnel, to the external engineers as part of their evaluation of our reserves.

We consider providing independent fully engineered third-party estimates of reserves from nationally reputable petroleum engineering firms, such as NSAI and RSC, to be the best control in ensuring compliance with Rule 4-10 of Regulation S-X for reserve estimates.

While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a preliminary copy of the NSAI and RSC reserve reports are reviewed by our senior management with representatives of NSAI and RSC and our internal technical staff. Additionally, our senior management reviews and approves any internally estimated significant changes to our proved reserves semi-annually.

Proved reserves are those quantities of oil and natural gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, NSAI and RSC employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, available downhole and production data, seismic data and well test data.

Our total proved reserves at December 31, 2013, as estimated by NSAI and RSC, were 452.2 Bcfe, consisting of 329.6 Bcf of natural gas, 6.4 MMBbls of NGLs and 14.1 MMBbls of oil and condensate. In 2013 we added approximately 13.2 Bcfe related to the Haynesville Shale Trend and Cotton Valley Taylor Sand Trend, 17.8 Bcfe related to the Eagle Ford Shale Trend and 23.8 Bcfe related to the Tuscaloosa Marine Shale Trend. We had positive revisions of approximately 90.9 Bcfe, acquired minerals in place of 2.8 Bcfe and produced 29.4 Bcfe in 2013. The vast majority of our positive revisions related to the adding back of proved undeveloped natural gas reserves, which were uneconomic at year end 2012, but are now economic for the year ended 2013.

Our proved undeveloped reserves at December 31, 2013 were 274.4 Bcfe or 61% of our total proved reserves, consisting of 212.4 Bcf of natural gas, 4.0 MMBbls of NGLs and 6.3 MMBbls of oil and condensate. In 2013, we added approximately 11.1 Bcfe related to the Eagle Ford Shale Trend and 16.9 Bcfe related to the Tuscaloosa Marine Shale Trend. We had positive revisions of 80.0 Bcfe and we developed approximately 8.3 Bcfe, or 5% of our total proved undeveloped reserves booked as of December 31, 2012 through the drilling of 10 gross (6.7 net) development wells at an aggregate capital cost of approximately $45.6 million. Of the proved undeveloped reserves in our December 31, 2013 reserve reports, none have remained undeveloped for more than five years since the date of initial booking as proved undeveloped reserves and none are scheduled for commencement of development on a date more than five years from the date the reserves were initially booked as proved undeveloped.

Productive Wells

The following table sets forth the number of productive wells in which we maintain ownership interests as of December 31, 2013:

	Oil		Natural Gas		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
South Texas	73	49	—	—	73	49
East Texas	1	—	206	195	207	195
Northwest Louisiana	—	—	113	47	113	47
Southeast Louisiana (3)	7	5	—	—	7	5
Southwest Mississippi (3)	10	4	—	—	10	4
Other	12	3	14	—	26	3

Total Productive Wells	103	61	333	242	436	303

(1)	Royalty and overriding interest wells that have immaterial values are excluded from the above table. As of December 31, 2013, only three wells with royalty-only and overriding interests-only are included.
(2)	Net working interest.
(3)	Tuscaloosa Marine Shale producing wells.

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

Acreage

The following table summarizes our gross and net developed and undeveloped acreage under lease as of December 31, 2013. Acreage in which our interest is limited to a royalty or overriding royalty interest is excluded from the table.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
South Texas	14,559	7,804	30,571	22,237	45,130	30,041
East Texas	79,911	50,424	24,126	18,668	104,037	69,092
Northwest Louisiana	38,285	20,515	802	802	39,087	21,317
Southeast Louisiana	13,750	9,172	295,896	222,029	309,646	231,201
Southwest Mississippi	6,792	3,529	98,702	71,628	105,494	75,157
Other	2,103	195	9	9	2,112	204

Total	155,400	91,639	450,106	335,373	605,506	427,012

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

Lease Expirations

Our undeveloped lease acreage, excluding optioned acreage, will expire during the next four years, unless the leases are converted into producing units or extended prior to lease expiration. The following table sets forth the lease expirations as of December 31, 2013:

Year	Net Acreage
2014	25,797
2015	148,194
2016	31,546
2017	1,382

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

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	14	9.3	40	25.3	46	24.1
Non-Productive	—	—	—	—	—	—

Total	14	9.3	40	25.3	46	24.1

Exploratory Wells:
Productive	8	4.1	5	1.0	1	0.7
Non-Productive	—	—	1	0.8	—	—

Total	8	4.1	6	1.8	1	0.7

Total Wells:
Productive	22	13.4	45	26.3	47	24.8
Non-Productive	—	—	1	0.8	—	—

Total	22	13.4	46	27.1	47	24.8

At December 31, 2013, we had 3 gross (2.6 net) exploration wells in progress of being drilled or completed.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties (including each of the two fields which have attributed more than 15% of our total proved reserves as of December 31, 2013), the revenue derived from the sale of such production, average sales prices received and average production costs during each of the years in the three-year period ended December 31, 2013.

	Sales Volumes			Average Sales Prices (1)			Average Production Cost (2) Per Mcfe
	Natural Gas Mmcf	Oil & Condensate MBbls	Total Mmcfe	Natural Gas Mcf	Oil & Condensate Per Bbl	Total Per Mcfe
For Year 2013
Haynesville Shale Trend	14,406	1	14,409	$3.00	$100.05	$3.01	$0.40
Cotton Valley Taylor Sand	853	8	898	4.40	101.53	4.99	0.59
Eagle Ford Shale Trend	1,129	1,132	7,919	5.66	101.56	15.32	1.61
TMS	—	165	990	—	105.29	17.58	1.02
Other	3,372	32	3,569	3.33	97.21	3.55	1.13

Total	19,760	1,338	27,785	$3.35	$101.96	$7.29	$0.98

For Year 2012
Haynesville Shale Trend	15,395	1	15,401	$2.20	$97.28	$2.20	$0.27
Cotton Valley Taylor Sand	3,715	68	4,123	4.27	99.92	5.66	0.33
Eagle Ford Shale Trend	1,142	960	6,902	4.26	100.01	14.64	0.81
Other	4,592	66	4,989	3.78	98.43	4.79	2.75

Total	24,844	1,095	31,415	$2.86	$99.91	$5.75	$0.83

For Year 2011
Haynesville Shale Trend	24,753	1	24,760	$3.57	$94.80	$3.57	$0.18
Cotton Valley Taylor Sand	5,008	104	5,634	4.43	93.38	5.74	0.21
Eagle Ford Shale Trend	838	464	3,624	5.16	90.22	12.89	0.76
Other	5,568	75	6,011	4.80	94.60	5.69	2.11

Total	36,167	644	40,029	$3.92	$91.34	$5.01	$0.54

(1)	Excludes the impact of commodity derivatives.
(2)	Excludes ad valorem and severance taxes.

In addition, three of our fields, the Bethany Longstreet, Beckville and the Eagle Ford Shale Trend fields each account for more than 15% of our estimated proved reserves as of December 31, 2013. The table below provides production volume data for each of the fields for the years presented:

	Sales volumes
	Natural Gas	Oil & Condensate	Total
	(Mmcf)	(MBbls)	(Mmcfe)
For Year 2013
Bethany Longstreet	9,956	—	9,956
Beckville	2,539	17	2,641
Eagle Ford Shale Trend	1,129	1,138	7,955
For Year 2012
Bethany Longstreet	8,852	—	8,852
Beckville	3,208	21	3,337
Eagle Ford Shale Trend	1,142	960	6,902
For Year 2011
Bethany Longstreet	14,962	—	14,962
Beckville	4,372	30	4,551
Eagle Ford Shale Trend	838	464	3,624

For a discussion of comparative changes in our sales volumes, revenues and operating expenses for the three years ended December 31, 2013, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations.”

Oil and Natural Gas Marketing and Major Customers

Marketing. Our natural gas production is sold under spot or market-sensitive contracts to various natural gas purchasers on short-term contracts. Our oil production is sold to various purchasers under short-term rollover agreements based on current market prices.

Customers. Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. Revenues from the largest of these sources as a percent of oil and natural gas revenues for the year ended December 31, 2013 were as follows:

2013
BP Energy Company	64%
Genesis Crude Oil, LP	7%

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

Employees

At February 18, 2014, we had 103 full-time employees in our Houston administrative office and our two field offices, none of whom is represented by any labor union. We closed our Shreveport office on December 31, 2013. We regularly use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site supervision, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for us, including gauging, maintenance, dispatching, inspection, and well testing.

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

Hazardous Substances and Wastes

The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as the “Superfund” law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred, and companies that disposed or arranged for the disposal of hazardous substances released at the site. Under CERCLA, these persons may be subject to joint and several, strict liabilities for remediation cost at the site, natural resource damages and for the costs of certain health studies. Additionally, it is not uncommon for neighboring landowners and other third parties to file tort claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. We generate materials in the course of our operations that are regulated as hazardous substances.

We also may incur liability under the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes that impose stringent requirements related to the handling and disposal of non-hazardous and hazardous wastes. There exists an exclusion under RCRA from the definition of hazardous wastes for drilling fluids, produced waters and certain other wastes generated in the exploration, development or production of oil and natural gas, efforts have been made from time to time to remove this exclusion such that those wastes would be regulated under the more rigorous RCRA hazardous waste standards. A loss of this RCRA exclusion could result in increased costs to us and the oil and gas industry in general to manage and dispose of generated wastes.

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

Water Discharges and Subsurface Injections

The Federal Water Pollution Control Act, as amended, (“Clean Water Act”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state and federal waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the U.S. Environmental Protection Agency (“EPA”) or an analogous state agency. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In addition, the Oil Pollution Act of 1990, as amended (“OPA”), imposes a variety of requirements related to the prevention of oil spills into navigable waters as well as liabilities for oil cleanup costs, natural resource damages and a variety of public and private damages that may result from such oil spills.

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

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in our drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and has published draft permitting guidance addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking in the Semi-annual Regulatory Agenda published on July 3, 2013, on such disclosure regulations. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states, including Louisiana and Texas, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nevertheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in 2014. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities in 2014. These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

Air Emissions

The Federal Clean Air Act, as amended (“CAA”), and comparable state laws, regulate emissions of various air pollutants from many sources in the United States, including crude oil and natural gas production activities through air emissions standards, construction and operating programs and the imposition of other compliance requirements. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, or utilize specific equipment or technologies to control emissions of certain pollutants. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2012, the EPA published final rules under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells. All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device such as a flare. However, the “other” wells must use reduced emission completions, also known as “green completions,” with or without combustion devices, after January 1, 2015. These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors and from pneumatic controllers and storage vessels. Compliance with these requirements could increase our costs of development and production, which costs could be significant.

Climate Change

Based on findings by the EPA in December 2009 that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the CAA that, among things, establish pre-construction and operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. This rule could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources that exceed GHG emission threshold levels. The EPA also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States on an annual basis, including, among others, certain onshore and offshore oil and natural gas production facilities, which include certain of our operations. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule and believe that our monitoring activities are in substantial compliance with applicable reporting obligations.

Congress has from time to time considered legislation to reduce emissions of GHGs but it has not adopted such legislation in recent years. A number of state and regional efforts have emerged that seek to reduce GHG emissions by means of cap and trade programs that often require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production interests and operations.

Endangered Species

The Federal Endangered Species Act, as amended (“ESA”), and analogous state laws restrict activities that could have an adverse effect on threatened or endangered species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Some of our operations may be located in or near areas that are designated as habitat for endangered or threatened species. In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and we may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to our activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of numerous species as endangered or threatened under the ESA before the completion of the agency’s 2017 fiscal year. The presence of protected species or the designation of previously unidentified endangered or threatened species could impair our ability to timely complete well drilling and development and could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

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

The proved oil and natural gas reserve information included in this report are estimates. These estimates are based on reports prepared by NSAI and RSC, our independent reserve engineers, and were calculated using the unweighted average of first-day-of-the-month oil and natural gas prices in 2013. These prices will change and may be lower at the time of production than those prices that prevailed during 2013. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

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

There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations as a result of our handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to our operations, and as a result of historical industry operations and waste disposal practices. Under certain environmental laws and regulations, we could be subject to strict, joint and several liabilities for the removal or remediation of previously released materials or property contamination. Private parties, including the owners of properties upon which our wells are drilled and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Changes in environmental laws and regulations occur frequently; for example, a number of state and regional legal initiatives have emerged in recent years that seek to reduce GHG emissions and the EPA, based on its findings that emissions of GHGs present a danger to public health and the environment, has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, restrict emissions of GHGs and require the monitoring and reporting of GHG emissions from specified onshore and offshore production sources in the United States on an annual basis, which includes certain of our operations. Any changes in legal requirements that restrict emissions or releases of GHGs or other pollutants or result in more stringent or costly well drilling, construction, completion or water management activities, or waste control, handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance, may reduce demand for the oil and gas we produce and may otherwise have a material adverse effect on our own results of operations, competitive position or financial condition. We may not be able to recover some or any of these costs from insurance.

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

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and EPA expects to issue a draft report for public comment and peer review in 2014. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities in 2014. These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

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

Changes in commodity prices significantly affect our capital resources, liquidity and expected operating results. Our average realized prices for natural gas increased slightly in 2013 but still remain below average historical prices. These lower prices, coupled with the slow recovery in financial markets that has significantly limited and increased the cost of capital, have compelled most oil and natural gas producers, including us, to reduce the level of exploration, drilling and production activity. This will have a significant effect on our capital resources, liquidity and expected operating results. Any sustained reductions in oil and natural gas prices will directly affect our revenues and can indirectly impact expected production by changing the amount of funds available to us to reinvest in exploration and development activities. Further reductions in oil and natural gas prices could also reduce the quantities of reserves that are commercially recoverable. A reduction in our reserves could have other adverse consequences including a possible downward redetermination of the availability of borrowings under our senior credit facility, which would restrict our liquidity. Additionally, further or continued declines in prices could result in non-cash charges to earnings due to impairment write downs. Any such writedown could have a material adverse effect on our results of operations in the period taken.

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

A substantial portion of our near term capital investments will be concentrated in the development of the recently acquired acreage in the Tuscaloosa Marine Shale.

We intend to devote a substantial portion of our near term capital expenditures on drilling and completion activity (including facilities and infrastructure) in the Tuscaloosa Marine Shale. The results of these investments may not prove as attractive as we anticipate, and the concentration of such funding and activity in the Tuscaloosa Marine Shale will divert those resources from use to further develop our other properties. There can be no assurance that these investments will generate any specific return on investment.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate, and other risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the Commodities Futures Trading Commission (CFTC) and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.

In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position-limits rule was vacated by the U.S. District Court for the District of Columbia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. Although we expect to qualify for the end-user exception from the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, for uncleared swaps, the CFTC or federal banking regulators may require end-users to enter into credit support documentation and/or post initial and variation margin. Posting of collateral could impact liquidity and reduce cash available to us for capital expenditures; therefore reducing our ability to execute hedges to reduce risk and protect cash flow. The proposed margin rules are not yet final, and therefore the impact of those provisions on us is uncertain at this time. The Dodd-Frank Act and regulations may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.

The full impact of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act and regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts or, increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Increased volatility may make us less attractive to certain types of investors. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

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

We use hedging transactions with respect to a portion of our oil and natural gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use may also limit future revenues from price increases. We hedged approximately 32% (approximately 5% of natural gas production and approximately 99% of oil production) of our total production volumes for the year ended December 31, 2013.

Our results of operations may be negatively impacted by our commodity derivative instruments and fixed price forward sales contracts in the future and these instruments may limit any benefit we would receive from increases in the prices for oil and natural gas.

	December 31,
Oil and Natural Gas Derivatives (in thousands)	2013	2012	2011
Realized gain (loss) on oil and natural gas derivatives	$(3,786)	$73,160	$31,305
Unrealized gain (loss) on oil and natural gas derivatives	3,084	(41,278)	3,234

Total gain (loss) on oil and natural gas derivatives	$(702)	$31,882	$34,539

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

In the future, we will continue to be exposed to volatility in earnings resulting from changes in the fair value of our derivative instruments. See Note 8-“Derivative Activities” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

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

Our future success depends largely upon our ability to find, acquire or develop additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves will decline over time. In addition, approximately 61% of our total estimated proved reserves by volume at December 31, 2013, were undeveloped. By their nature, estimates of proved undeveloped reserves and timing of their production are less certain particularly because we may chose not to develop such reserves on anticipated schedules in future adverse oil or natural gas price environments. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The lack of availability of sufficient capital to fund such future operations could materially hinder or delay our replacement of produced reserves. We may not be able to successfully find and produce reserves economically in the future. In addition, we may not be able to acquire proved reserves at acceptable costs.

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

Fair value is estimated to be the present value of expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future cash flows and fair value. For the years ended December 31, 2012 and 2011, we recorded impairments related to oil and natural gas properties of $47.8 million and $8.1 million, respectively.

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

Essentially all of our estimated proved reserves at December 31, 2013, and all our production during 2013 were associated with our Louisiana, Texas and Mississippi properties which include the Tuscaloosa Marine Shale, Haynesville Shale, Cotton Valley Taylor Sand and Eagle Ford Shale Trend. Accordingly, if the level of production from these properties substantially declines or is otherwise subject to a disruption in our operations resulting from operational problems, government intervention (including potential regulation or limitation of the use of high pressure fracture stimulation techniques in these formations) or natural disasters, it could have a material adverse effect on our overall production level and our revenue.

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

Our Senior Credit Facility contains customary restrictions, including covenants limiting our ability to incur additional debt, grant liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions and enter into transactions with affiliates. We also are required to meet specified financial ratios under the terms of our Senior Credit Facility. As of December 31, 2013, we were in compliance with all the financial covenants of our Senior Credit Facility. These restrictions may make it difficult for us to successfully execute our business strategy or to compete in our industry with companies not similarly restricted. The Senior Credit Facility matures on February 25, 2016. Any replacement credit facility may have more restrictive covenants or provide us with less borrowing capacity.

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

The nature of the oil and natural gas exploration and production business involves certain operating hazards such as:

•	well blowouts;

•	cratering;

•	explosions;

•	uncontrollable flows of oil, natural gas, brine or well fluids;

•	fires;

•	formations with abnormal pressures;

•	shortages of, or delays in, obtaining water for hydraulic fracturing operations;

•	environmental hazards such as crude oil spills;

•	natural gas leaks

•	pipeline and tank ruptures;

•	unauthorized discharges of brine, well stimulation and completion fluids or toxic gases into the environment;

•	encountering naturally occurring radioactive materials;

•	other pollution; and

•	other hazards and risks.

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

A discussion of our current legal proceedings is set forth in Note 9—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GDP”.

At February 18, 2014, the number of holders of record of our common stock was 1,184 and 44,272,621 shares were outstanding. High and low closing sales prices for our common stock for each quarter during 2013 and 2012 as reported on the NYSE were as follows:

	2013		2012
	High	Low	High	Low
First Quarter	$15.65	$9.40	$20.04	$14.06
Second Quarter	15.85	11.49	19.49	12.29
Third Quarter	27.32	12.38	15.12	10.86
Fourth Quarter	28.04	15.93	13.68	7.95

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

Issuer Repurchases of Equity Securities

We made no open market repurchases of our common stock for the year ended December 31, 2013. Through November of 2013, when an employee’s restricted stock shares vested we (at the option of the employee) generally withheld an amount of shares necessary to cover that employees’ minimum payroll tax withholding obligation. We then remitted the withholding amount to the appropriate tax authority and subsequently retired the shares. During 2013, we withheld 3,469 shares of common stock from issuance in this manner and paid less than $0.1 million to the appropriate tax authority as minimum withholding. Beginning in December 2013, we no longer offer our employees the option to have the Company withhold shares to cover the employee’s taxes on restricted stock vestings.

For information on securities authorized for issuance under our equity compensation plans, see Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

Unregistered Sales of Equity Securities

None not previously reported by us on a Current Report on Form 8-K.

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

The following graph compares the cumulative five-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index and the Russell 2000 Index. An investment of $100 is assumed to have been made in our common stock and the indexes on December 31, 2008 and its relative performance is tracked through December 31, 2013.

Item 6.	Selected Financial Data

The following table sets forth our selected financial data and other operating information. The selected consolidated financial data in the table are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Summary Financial Information
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas revenues	$202,557	$180,543	$200,456	$148,031	$110,784
Other	738	302	613	302	(358)

	203,295	180,845	201,069	148,333	110,426

Operating Expenses:
Lease operating expense	27,293	25,938	21,490	26,306	30,188
Production and other taxes	9,812	8,115	5,450	3,627	4,317
Transportation and processing	10,498	13,900	12,974	9,856	9,459
Depreciation, depletion and amortization	135,357	141,222	131,811	105,913	160,361
Exploration	22,774	23,122	8,289	10,152	9,292
Impairment	—	47,818	8,111	234,887	208,905
General and administrative	34,069	28,930	29,799	30,918	27,923
Loss (gain) on sale of assets	(107)	(44,606)	(236)	2,824	(297)
Other	(91)	91	448	4,268	—

	239,605	244,530	218,136	428,751	450,148

Operating loss	(36,310)	(63,685)	(17,067)	(280,418)	(339,722)

Other income (expense):
Interest expense	(51,187)	(52,403)	(49,351)	(37,179)	(26,148)
Interest income and other	101	4	59	117	458
Gain (loss) on derivatives not designated as hedges	(702)	31,882	34,539	55,275	47,115
Gain (loss) on extinguishment of debt	(7,088)	—	62	—	—

	(58,876)	(20,517)	(14,691)	18,213	21,425

Loss before income taxes	(95,186)	(84,202)	(31,758)	(262,205)	(318,297)
Income tax benefit	—	—	—	85	67,311

Net loss	(95,186)	(84,202)	(31,758)	(262,120)	(250,986)
Preferred stock dividends	18,604	6,047	6,047	6,047	6,047

Net loss applicable to common stock	$(113,790)	$(90,249)	$(37,805)	$(268,167)	$(257,033)

PER COMMON SHARE
Net loss applicable to common stock—basic	$(2.99)	$(2.48)	$(1.05)	$(7.47)	$(7.17)
Net loss applicable to common stock—diluted	$(2.99)	$(2.48)	$(1.05)	$(7.47)	$(7.17)
Weighted average common shares outstanding—basic	38,098	36,390	36,124	35,921	35,866
Weighted average common shares outstanding—diluted	38,098	36,390	36,124	35,921	35,866

Balance Sheet Data:
Total assets	$974,213	$768,385	$862,103	$664,577	$860,274
Total long-term debt	435,866	568,671	566,126	179,171	330,147
Stockholders’ equity	356,523	60,245	143,700	183,972	445,385

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Annual Report on Form 10-K in Item 8, and the information set forth in Risk Factors under Item 1A.

Overview

We are an independent oil and natural gas company engaged in the exploration, development and production of properties primarily in (i) South Texas, which includes the Eagle Ford Shale Trend, (ii) Northwest Louisiana and East Texas, which includes the Haynesville Shale, Bossier Shale and Cotton Valley Trends and (iii) Southwest Mississippi and Southeast Louisiana which includes the Tuscaloosa Marine Shale (“TMS”).

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

•

Increase our oil production.    During the past two years, we have concentrated on increasing our crude oil production and reserves by investing and drilling in the Eagle Ford Shale Trend and the TMS. We intend to take advantage of the current favorable sales price of oil compared to the relative sales price of natural gas, and continue to grow our oil production as a percentage of total production.

•

Expand acreage position in shale plays.    As of December 31, 2013, we held approximately 306,000 net acres in the TMS in Southeastern Louisiana and Southwestern Mississippi. We continue to concentrate our efforts in areas where we can apply our technical expertise and where we have significant operational control or experience. To leverage our extensive regional knowledge base, we seek to acquire leasehold acreage with significant drilling potential in areas that exhibit characteristics similar to our existing properties. We continually strive to rationalize our portfolio of properties by selling marginal non-core properties in an effort to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.

•

Focus on maximizing cash flow margins.    We intend to maximize operating cash flow by focusing on higher-margin oil development in the Eagle Ford Shale Trend and the TMS. In the current commodity price environment, our Eagle Ford Shale Trend and TMS assets offer more attractive rates of return on capital invested and cash flow margins than our natural gas assets.

•

Maintain financial flexibility.    As of December 31, 2013, we had a borrowing base of $270 million under our $600 million Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”), on which we had no amounts drawn. We have historically funded growth through operating cash flow, debt, equity and equity-linked security issuances, divestments of non-core assets and entering into strategic joint ventures. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including fixed price swaps, swaptions and costless collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy.

2013 Highlights

•

We increased our annual oil production from 21% in 2012 to 29% of our equivalent production in 2013 and achieved average daily oil production volume growth of 22% for the year, with production volumes growing from an average of 2,992 barrels of oil per day in 2012 to 3,665 barrels of oil per day in 2013.

•

We ended the year with estimated proved reserves of approximately 452 Bcfe (approximately 330 Bcf of natural gas, 6 MMBbls of NGL and 14 MMBbls of oil and condensate), with a PV-10 of $472 million and a standardized measure of $468 million, approximately 39% of which is proved developed.

•

We conducted drilling operations on 25 gross (16 net) wells in 2013, including 16 gross (11 net) Eagle Ford Shale Trend wells in South Texas and 9 gross (5) wells in the TMS. We added 43 gross (24 net) wells to production in 2013, of which 23 gross (15 net) were in the Eagle Ford Shale Trend, 7 gross (3 net) in the TMS and 13 gross (6 net) in the Haynesville Shale Trend.

•

In August 2013, we closed on an acquisition of a 66.7% working interest in producing assets and mineral lease acreage in the TMS from Devon Energy Production Company, L.P. (“Devon”) with an effective date of March 1, 2013. The closing price after purchase price adjustments was $21.7 million.

•

We completed our underwritten public offerings of our 10% Series C Cumulative Preferred Stock (“Series C Preferred Stock”) and 9.75% Series D Cumulative Preferred Stock (“Series D Preferred Stock) realizing combined net proceeds of approximately $230.6 million. We used the proceeds to fund the acquisition of the TMS properties from Devon and to repay amounts outstanding under our Senior Credit Facility.

•

In October 2013, we completed our underwritten public offering of 6,900,000 shares of our common stock at $25.25 per share. We intend to use the net proceeds from the offering of approximately $166.1 million to the fund the acceleration of our drilling program in the TMS.

Eagle Ford Shale Trend

We entered into the Eagle Ford Shale Trend in April 2010, with our leasehold position located in La Salle and Frio counties, Texas. We held approximately 45,000 gross (30,000 net) acres as of December 31, 2013, all of which are either producing from or prospective for the Eagle Ford Shale Trend. During 2013, we conducted drilling operations on approximately 16 gross (11 net) Eagle Ford Shale Trend wells. In 2014, we plan to spend approximately $45 million, representing approximately 12% of our 2014 capital budget, to conduct drilling operations on eight gross (five net) wells in the Eagle Ford Shale Trend.

Tuscaloosa Marine Shale Trend

We held approximately 415,000 gross (306,000 net) acres in the TMS as of December 31, 2013. Our acreage is located in Southeastern Louisiana and Southwestern Mississippi. Since December 31, 2012, we have added approximately 257,000 gross (172,000 net) acres in the trend.

In August 2013, we closed on the acquisition of a 66.7% working interest in producing assets and approximately 277,000 gross acres in the TMS from Devon, with an effective date of March 1, 2013. The remaining 33.3% working interest owner in the producing assets and leasehold has elected to retain its interest and participate with us in developing the assets. We will prioritize the acreage, with the ultimate number of retained acreage to be based on geologic location, timing and amount of lease extension payments and the overall future success of the play. The closing price after purchase price adjustments was $24.6 million. The closing price included $2.9 million of lease extensions executed by Devon on our behalf after the effective date. The adjusted purchase price net of lease extension costs totaled $21.7 million.

During 2013, we conducted drilling operations on approximately 9 gross (5 net), TMS wells. During the quarter ended December 31, 2013, we added a second rig in the TMS and commenced drilling operations on the Weyerhauser 51H, the first well drilled by us on the acreage we acquired from Devon. For 2014, we have set a preliminary capital budget of $300 million in the TMS to drill 32 gross (24 net) wells on both our legacy and recently acquired TMS acreage. Our preliminary 2014 capital budget is predicated on adding a third rig in the first quarter and two additional rigs in the second quarter, for a total of up to five horizontal rigs running in the TMS by the second half of 2014, depending on well results.

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in and around Rusk, Panola, Angelina and Nacogdoches counties, Texas and DeSoto and Caddo parishes, Louisiana. We hold approximately 112,000 gross (67,000 net) acres as of December 31, 2013 producing from or prospective for the Haynesville Shale. During the year-ended December 31, 2013, we added 13 gross (6 net) previously cased wells to production primarily from our joint venture in Northeast Louisiana operated by Chesapeake Energy Company. Our net production volumes from our Haynesville Shale wells aggregated approximately 39,400 Mcfe per day in 2013, or approximately 52% of our total oil and natural gas production for the year. In 2014, we plan to spend approximately $15-$20 million to conduct drilling operations on 1-2 gross wells in our Angelina River/ Shelby Trough Trend.

Core Haynesville Shale

Our core Haynesville Shale acreage is primarily concentrated in the Bethany-Longstreet and Greenwood-Waskom fields in Caddo and DeSoto Parishes in Northwest Louisiana. Our core Haynesville Shale drilling activity includes both operated and non-operated drilling in and around our core acreage positions in Northwest Louisiana. We currently hold approximately 61,000 gross (39,000 net) acres as of December 31, 2013. Our net production volumes from our core Haynesville Shale wells totaled approximately 32,700 Mcfe per day in 2013, or approximately 43% of our total production for the year.

Shelby Trough / Angelina River Trend

We operate all of our acreage in this area, which is primarily located in Nacogdoches, Angelina and Shelby counties, Texas. We held approximately 32,000 gross (25,000 net) acres as of December 31, 2013. Our net production volumes from our Shelby Trough wells totaled approximately 4,000 Mcfe per day in 2013, or approximately 5% of our total production for the year.

Results of Operations

For the year ended December 31, 2013, we reported net loss applicable to common stock of $113.8 million, or $2.99 per share (basic and diluted), on operating revenues of $203.3 million. This compares to net loss applicable to common stock of $90.2 million, or $2.48 per share (basic and diluted), for the year ended December 31, 2012 and net loss applicable to common stock of $37.8 million, or $1.05 per share (basic and diluted), for the year ended December 31, 2011.

The following table reflects our summary operating information for the periods presented in thousands except for price and volume data. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

Summary Operating Information:	Year End December 31,				Year End December 31,
	2013	2012	Variance		2012	2011	Variance
Revenues:
Natural gas	$66,180	$71,136	$(4,956)	(7%)	$71,136	$141,665	$(70,529)	(50%)
Oil and condensate	136,377	109,407	26,970	25%	109,407	58,791	50,616	86%
Natural gas, oil and condensate	202,557	180,543	22,014	12%	180,543	200,456	(19,913)	(10%)
Operating revenues	203,295	180,845	22,450	12%	180,845	201,069	(20,224)	10%
Operating expenses	239,605	244,530	(4,925)	(2%)	244,530	218,136	26,394	12%
Operating loss	(36,310)	(63,685)	27,375	43%	(63,685)	(17,067)	(46,618)	(273%)
Net loss applicable to common stock	(113,790)	(90,249)	(23,541)	(26%)	(90,249)	(37,805)	(52,444)	(139%)

Net Production:
Natural gas (Mmcf)	19,760	24,844	(5,084)	(20%)	24,844	36,167	(11,323)	(31%)
Oil and condensate (MBbls)	1,338	1,095	243	22%	1,095	644	451	70%
Total (Mmcfe)	27,785	31,415	(3,630)	(12%)	31,415	40,029	(8,614)	(22%)
Average daily production (Mcfe/d)	76,124	85,832	(9,708)	(11%)	85,832	109,669	(23,837)	(22%)

Average Realized Sales Price Per Unit:
Natural gas (per Mcf)	$3.35	$2.86	$0.49	17%	$2.86	$3.92	$(1.06)	(27%)
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	3.38	5.50	(2.12)	(39%)	5.50	4.70	0.80	17%
Oil and condensate (per Bbl)	101.96	99.91	2.05	2%	99.91	91.34	8.57	9%
Oil and condensate (per Bbl) including the effect of realized gains/losses on derivatives	98.70	106.98	(8.28)	(8%)	106.98	96.23	10.75	11%
Average realized price (per Mcfe)	7.29	5.75	1.54	27%	5.75	5.01	0.74	15%

Oil and Natural Gas Revenue

Oil and natural gas revenues increased in 2013 compared to 2012 reflecting an increase in oil and condensate production and an increase in our average realized sales prices, partially offset by a decline in natural gas production. The increases in oil production and realized sales prices compared to 2012 contributed approximately $39.1 million to the increase in oil and natural gas revenue partially offset by decreased natural gas production compared to 2012 of approximately $17.1 million. During 2013, we focused on increasing oil production, which we are able to sell at a more favorable relative price than natural gas. In 2013, 67% of our oil and natural gas revenue was attributable to oil compared to 61% in 2012.

The difference between our average realized prices inclusive of hedge realizations in the years ended December 31, 2013 and 2012 relates to our oil and natural gas swap contracts. During 2013, we had 10,000 MMBtus per day hedged only for the fourth quarter of 2013 at a floor price of $4.18 per MMBtu and during the full year of 2012 we had 60,000 MMBtus per day hedged at a floor price of $5.78 per MMBtu. During 2013, we had an average of 3,626 Bbls per day hedged at an average fixed price of $94.65 per Bbl. During 2012, we had 3,500 Bbls per day hedged at an average fixed price of $100.12 per Bbl.

Our oil and natural gas revenues decreased in 2012 compared to 2011 reflecting a net decrease in production, partially offset by a net increase in average realized sales prices. The decrease in net production compared to 2011 contributed approximately $49.5 million to the decrease in oil and natural gas revenue partially offset by the increase in average realized sales price compared to 2011 of approximately $29.6 million. We focused on drilling oil wells in 2012 resulting in a corresponding decline in our natural gas production. The average realized sales price increase of 15% in 2012 was led by the increased oil production which we sold at a more favorable relative price than our natural gas production. In 2012, 61% of our oil and natural gas revenue was attributable to oil revenue compared to 29% in 2011.

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

Operating Expenses

Our operating expenses in 2013 include $4.4 million of dry hole expense and lease expirations of $11.5 million. When eliminating these items from the operating expenses in both 2013 and 2012, the adjusted operating expense of $223.7 million in 2013 decreased 3%, or $8.0 million, from adjusted operating expense of $231.7 million in 2012. This decrease in operating expenses is driven by decreased depreciation, depletion and amortization (“DD&A”) expense.

Our operating expenses in 2012 included a $47.8 million asset impairment, $12.8 million dry hole expense, other expense of $0.1 million and a gain on the sale of assets of $44.6 million. When eliminating these items from the operating expenses in both 2012 and 2011, the adjusted operating expense of $228.4 million in 2012 increased 9%, or $18.6 million, from adjusted operating expense of $209.8 million in 2011. This increase in operating expenses was driven by increased DD&A expense.

	Year Ended December 31,				Year Ended December 31,
(in thousands)	2013	2012	Variance		2012	2011	Variance
Lease operating expenses	$27,293	$25,938	$1,355	5%	$25,938	$21,490	$4,448	21%
Production and other taxes	9,812	8,115	1,697	21%	8,115	5,450	2,665	49%
Transportation and processing	10,498	13,900	(3,402)	(24%)	13,900	12,974	926	7%
Exploration	22,774	23,122	(348)	(2%)	23,122	8,289	14,833	179%

	Year Ended December 31,				Year Ended December 31,
Per Mcfe	2013	2012	Variance		2012	2011	Variance
Lease operating expenses	$0.98	$0.83	$0.15	18%	$0.83	$0.54	$0.29	54%
Production and other taxes	0.35	0.26	0.09	35%	0.26	0.14	0.12	86%
Transportation and processing	0.38	0.44	(0.06)	(14%)	0.44	0.32	0.12	38%
Exploration	0.82	0.74	0.08	11%	0.74	0.21	0.53	252%

Lease Operating Expense

Our lease operating expense (“LOE”) during 2013 included an expense of $6.0 million in workover costs which added $0.22 per Mcfe to unit expense. Our LOE during 2012 included $4.3 million in workover costs, which added $0.13 per Mcfe to unit expense. LOE excluding workover expense decreased in 2013 compared to 2012. The absence of $2.1 million in LOE for the South Henderson Field, which we sold in late September 2012, was partially by offset by increased expense related to oil production. Our LOE will generally trend higher as we add more oil wells to our well count which carry higher operating costs than natural gas wells. Oil contributed 29% to our equivalent production volumes in 2013 compared to 21% in 2012.

Our LOE during 2012 included an expense of $4.3 million in workover costs which added $0.13 per Mcfe to unit expense compared to only $0.3 million in 2011. LOE excluding workover expense decreased in 2012 compared to 2011. The absence of $0.6 million in LOE for the South Henderson Field, which we sold in late September 2012, was partially by offset by increased expense related to oil production. Our LOE will generally trend higher as we add more oil wells to our well count which carry higher operating costs than natural gas wells. Oil contributed 21% to our equivalent production volumes in 2012 compared to 10% in 2011.

Production and Other Taxes

Our production and other taxes for the year 2013 include production tax of $7.4 million and ad valorem tax of $2.4 million. We did not earn any tax credits in 2013 attributed to Tight Gas Sands (“TGS”) credits for our wells in the State of Texas. Production and other taxes for the year 2012 include production tax of $5.6 million and ad valorem tax of $2.5 million. Production tax in 2012 is net of $1.6 million of tax credits attributed to TGS credits. Production and other taxes for the year 2011 include production tax of $3.9 million and ad valorem tax of $1.6 million. Production tax in 2011 is net of $1.6 million of tax credits attributed to TGS credits. The higher production tax for both periods relate to the increasing portion of our production coming from Eagle Ford Shale oil wells, which are not exempt from Texas severance tax, and the expiration of the Louisiana tax exemption on certain of our horizontal natural gas wells.

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

The State of Mississippi has enacted an exemption from the existing 6% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which will be partially offset by a 1.3% local severance tax on such wells. The exemption is applicable until the earlier of (i) 30 months beginning on the date of first sale of production or (ii) until payout of the well cost is achieved. We expect the net revenues from our future wells drilled in our Tuscaloosa Marine Shale acreage in Southwestern Mississippi to be favorably impacted by this exemption.

Transportation and Processing

The sale of the South Henderson Field in September 2012, which contributed $2.3 million of expense in 2012, and overall lower natural gas production, which carries substantially all of our transportation and processing cost, decreased our transportation and processing expense in 2013 compared to 2012.

Our transportation and processing expense increased in 2012 compared to 2011. The increase in expense was partially a result of higher gathering costs related to our gas production from the Eagle Ford Shale Trend wells but more predominately related to the renegotiation of certain natural gas gathering and processing contracts. We pay higher gathering and processing fees on our gas production from our Eagle Ford Shale Trend wells, as compared to our gas production from our Haynesville Shale wells, however, we also receive higher prices for our gas production from our Eagle Ford Shale Trend wells due to the presence of natural gas liquids.

Exploration

Exploration expense decreased slightly in 2013 from 2012. Dry hole cost declined $8.4 million as we suspended operations on the Denkmann 33H-1 and expensed $12.8 million of the well cost in 2012. We opted not to drill a new well utilizing the existing well bore and expensed the remaining well costs of $4.4 million in 2013. Lease amortization in 2013 increased $7.8 million from $5.9 million in 2012 to $13.7 million in 2013 which mostly offsets the decrease in dry hole cost. Lease amortization in 2013 included lease expiration expense. As part of our ongoing review of capital allocation, we elected not to renew certain expiring leases in non-core Eagle Ford Shale Trend acreage resulting in $11.1 million lease expiration expense.

The increase in exploration expenses in 2012 compared to 2011 is attributable primarily to $12.8 million in dry hole expense related to the Denkmann 33H-1 well drilled on our TMS acreage. Exploration expense for 2012 also includes $5.9 million of amortization of leasehold costs.

	Year Ended December 31,				Year Ended December 31,
(in thousands)	2013	2012	Variance		2012	2011	Variance
Depreciation, depletion & amortization	$135,357	$141,222	$(5,865)	(4%)	$141,222	$131,811	$9,411	7%
Impairment	—	47,818	(47,818)	(100%)	47,818	8,111	39,707	490%
General & administrative	34,069	28,930	5,139	18%	28,930	29,799	(869)	(3%)
Gain on sale of assets	(107)	(44,606)	44,499	100%	(44,606)	(236)	(44,370)	NM

	Year Ended December 31,				Year Ended December 31,
Per Mcfe	2013	2012	Variance		2012	2011	Variance
Depreciation, depletion & amortization	$4.87	$4.50	$0.37	8%	$4.50	$3.29	$1.21	37%
Impairment	—	1.52	(1.52)	(100%)	1.52	0.20	1.32	660%
General & administrative	1.23	0.92	0.31	34%	0.92	0.74	0.18	24%
Gain on sale of assets	—	(1.42)	1.42	100%	(1.42)	(0.01)	(1.41)	NM

NM—Not meaningful.

Depreciation, Depletion & Amortization (“DD&A”)

DD&A expense for 2013 decreased as compared to 2012 despite an increase in the DD&A rate between the periods. The decrease in DD&A expense resulted from lower 2013 production volumes. We calculated DD&A rates for the first six months of 2013 using our December 31, 2012 reports. We calculated DD&A rates for the second half of 2013 using our mid-year reserve reports as of June 30, 2013. Our mid-year reserve report as of June 30, 2013 reflected additional proved reserves as a result of our activity in our Eagle Ford Shale properties and drilling cost reductions, which partially offset the DD&A rate increase for the second half of 2013 and for 2013 overall.

DD&A expense for 2012 increased as compared to 2011 as a result of higher production from our Eagle Ford Shale Trend oil properties which carried a relatively higher DD&A rate. We calculated the first six months of 2012 DD&A rates using the December 31, 2011 reserves and the last six months of 2012 DD&A rates using our June 30, 2012 mid-year reserves. Since our Eagle Ford Shale properties were still in the early development stage at the time, both reserve reports had not yet fully reflected the reserves associated with our development resulting in a higher DD&A rate.

Impairment

We recorded impairment expense of $47.8 million in the year ended December 31, 2012, $44.4 million of which related to our Angelina River trend field and is a result of declining natural gas prices. We calculated the fair value of our oil and natural gas properties based on a natural gas five year average futures strip price of $4.17 per MMcf.

We recorded impairment expense of $8.1 million on four fields for the year ended December 31, 2011. The majority of the impairment expense is related to our non-core Beckville field due to falling natural gas prices.

General and Administrative Expense (“G&A”)

G&A expense increased in 2013 compared to 2012. The increase reflects higher compensation expense, increased share based compensation and the restructuring cost of approximately $1.2 million associated with closing our Shreveport office. The consolidation of our administrative offices in Houston is expected to create operational efficiencies, but will not materially change our future G&A expenses.

Share based compensation expense, which is a non-cash item, amounted to $7.7 million in 2013 compared to $6.9 million in 2012. The increase in stock compensation reflects a restricted stock awarded to certain key employees in June 2012, which was amortized for the full year in 2013.

Our G&A expense decreased in 2012 compared to 2011. Salaries and payroll taxes were lower in 2012 as a result of the timing of filling open positions, partially offset by increased stock compensation for a one time issuance to certain key employees. Also contributing to the decrease was the expiration of a previous incentive program for certain employees based on stock price performance.

Share based compensation expense, which is a non-cash item, amounted to $6.9 million in 2012 compared to $6.5 million in 2011.

Gain on Sale of Assets

We recorded a gain of $44.6 million in the year ended December 31, 2012 representing the sale of our interest in three non-core properties, which included the sale of our South Henderson field in East Texas for a gain of $44.0 million.

Other Income (Expense)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Other Income (Expense):
Interest expense	$(51,187)	$(52,403)	$(49,351)
Interest income and other	101	4	59
Gain (loss) on derivatives not designated as hedges	(702)	31,882	34,539
Gain (loss) on extinguishment of debt	(7,088)	—	62
Income tax benefit (expense)	—	—	—
Average funded borrowings adjusted for debt discount	552,935	606,801	508,323
Average funded borrowings	567,494	631,129	543,688

Interest Expense

Our interest expense decreased in 2013 compared to 2012 as a result of the lower average level of outstanding debt in 2013. The lower average level of debt resulted from the repayment of the amounts due under our Senior Credit Facility with proceeds from our equity offerings. Non-cash interest of $12.7 million is included in the interest expense reported for the year 2013.

Our interest expense increased in 2012 compared to 2011 as a result of the higher average level of outstanding debt in 2012. The higher average level of debt resulted from increased borrowings under our Senior Credit Facility. Non-cash interest of $12.8 million is included in the interest expense reported for the year 2012.

Gain (Loss) on Extinguishment of Debt

On August 26, 2013 we exchanged half of our outstanding 2029 Notes for new 2032 Notes. We retired $109.25 million of outstanding 2029 Notes with a carrying value of $102.6 million and expensed unamortized debt issuance cost of $0.5 million, offset by $10.1 million attributable to the fair value of the equity portion of the 2029 Notes. The 2032 Notes had a fair value of $117.0 million which resulted in a loss on extinguishment of debt of $4.8 million.

On October 1, 2013, we exchanged $57.4 million of our 2029 Notes for $57.0 million of new 2032 Notes. We retired the 2029 Notes with a carrying of $54.3 million and expensed unamortized debt issuance cost of $0.3 million, offset by $9.9 million attributable to the fair value of the equity portion of the 2029 Notes. The 2032 Notes had a fair value of $66.2 million, which resulted in a loss of on extinguishment of debt of $2.3 million.

Gain (Loss) on Derivatives Not Designated as Hedges

We produce and sell oil and natural gas into a market where selling prices are historically volatile. We enter into swap contracts, swaptions or other derivative agreements from time to time to manage our exposure to commodity price risk for a portion of our production.

Loss on derivatives not designated as hedges was $0.7 million for 2013. The loss includes a realized loss of $3.8 million and an unrealized gain of $3.1 million. The unrealized gain reflects the lower average futures strip prices from December 31, 2012 as compared to December 31, 2013 in addition to the expiration of the oil swaption contract.

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

Income Tax Benefit

We recorded no income tax benefit for the years 2013, 2012 and 2011. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of December 31, 2013.

Adjusted EBITDAX (1)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net loss (GAAP)	$(95,186)	$(84,202)	$(31,758)
Exploration Expense	22,774	23,122	8,289
Depreciation, depletion and amortization	135,357	141,222	131,811
Impairment	—	47,818	8,111
(Gain) Loss on extinguishment of debt	7,088	—	(62)
Stock based compensation.	7,680	6,903	6,495
Interest expense	51,187	52,403	49,351
Unrealized (gain) loss on derivatives not designated as hedges	(3,084)	41,278	(3,234)
Other items (2)	(299)	(44,519)	153

Adjusted EBITDAX	125,517	$184,025	$169,156

(1)	Adjusted EBITDAX as defined in our Senior Credit Facility, is earnings before interest expense, income tax, DD&A, exploration expense and impairment of oil and gas properties. In calculating EBITDAX for this purpose, earnings include realized gains (losses) from derivatives but exclude unrealized gains (losses) from derivatives. Other excluded items include Interest income and other, Gain on sale of assets, Gain on early extinguishment of debt and other expense. .
(2)	Other items include interest income and other, (gain) loss on sale of assets, income taxes and other expense.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of cash during 2013 were from cash on hand, cash flow from operating activities, borrowings under our Senior Credit Facility and proceeds from our Series C and D Preferred Stock and our common stock offerings. We used cash in 2013 to fund our capital spending program and the TMS acreage acquisition, pay down debt, pay interest on outstanding debt, and pay preferred stock dividends. Our primary sources of cash during 2012 were from cash on hand, cash flow from operating activities, borrowings under our Senior Credit Facility and proceeds from sale of assets. We primarily used cash in 2012 to fund our capital spending program, pay interest on outstanding debt and pay preferred stock dividends. Our primary sources of cash during 2011 were from cash on hand, cash flow from operating activities, borrowings under our Senior Credit Facility and proceeds from the issuance of our 2019 Notes. We primarily used cash in 2011 to fund our capital spending program, retire debt, pay interest on outstanding debt and pay preferred stock dividends.

We have in place a $600 million Senior Credit Facility, entered into with a syndicate of U.S. and international lenders. As of December 31, 2013, we had a $270 million borrowing base with no outstanding borrowings. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. We were in compliance with existing covenants under the Senior Credit Facility at December 31, 2013.

As of December 31, 2013, we held $51.8 million in an escrow account to provide for the repurchase of the remaining outstanding principal amount of our 2029 Notes. Pursuant to the terms of our Senior Credit Facility, the funding of this escrow account automatically extended the maturity of the Senior Credit Facility to February 25, 2016. The $51.8 million in escrow as of December 31, 2013 is reflected in our financial statements as Restricted Cash. In the event the outstanding amount of 2029 Notes is further reduced, the amount required to be held in escrow will be correspondingly reduced and released to us. Any amounts remaining in escrow pursuant to this requirement will be released to us on October 2, 2014. Holders of the remaining outstanding 2029 Notes have the right to require us to purchase some or all of such notes at par on October 1, 2014. Accordingly, the $49.7 million carrying value of the 2029 Notes, which is net of debt discount, is reflected on our December 31, 2013 financial statements as a current liability.

Outlook

Our total capital expenditures for 2014 are expected to be approximately $375 million. We plan to spend approximately $360 million on drilling and completion cost and $15 million on leasehold and infrastructure costs. We plan to focus our 2014 drilling efforts in the TMS by allocating approximately $300 million, or 80% of our total capital budget, to the play. We will continue to develop our oil assets in the Eagle Ford Shale Trend and plan to spend approximately $45 million in the play for 2014. We plan on spending approximately $15 million in 2014 on gas directed drilling activity in the Haynesville Shale trend on our Angelina River Trend acreage. We believe that our expected level of operating cash flows, cash on hand as of December 31, 2013, and our borrowing base will be sufficient to fund our projected operational and capital programs for 2014.

In addition, to support 2014 cash flows, we entered into strategic derivative positions as of December 31, 2013, covering approximately 61% of our anticipated oil and condensate sales volumes for 2014. See Note 8—“Derivative Activities” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

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

Our next borrowing base redetermination is currently scheduled for April 2014. At December 31, 2013, our borrowing base under our Senior Credit Facility is $270 million with no outstanding borrowings. Our borrowing base is typically reviewed twice annually by our bank group using their price deck applied to our most recent reserve report, in this case as of December 31, 2013.

The following section discusses significant sources and uses of cash for the three-year period ending December 31, 2013. Forward-looking information related to our liquidity and capital resources are discussed above in Outlook.

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

Our primary sources of cash during 2013 were from cash on hand, cash flow from operating activities, borrowings under our Senior Credit Facility and the proceeds from our underwritten public offerings of $110 million of our Series C Preferred Stock, $130 million of our Series D Preferred Stock and 6,900,000 shares of our common stock.

Our primary sources of cash during 2012 were from cash on hand, cash flow from operating activities, borrowings under our Senior Credit Facility and proceeds from the sale of assets.

Our primary sources of cash during 2011 were from cash on hand, cash flow from operating activities, available borrowings under our Senior Credit Facility and the proceeds from our issuance of the 2019 Notes.

The table below summarizes the sources of cash during 2013, 2012 and 2011:

	Year Ended December 31,			Year Ended December 31,
Cash flow statement information:	2013	2012	Variance	2012	2011	Variance
	(In thousands)
Net Cash:
Provided by operating activities	$71,405	$173,789	$(102,384)	$173,789	$136,340	$37,449
Used in investing activities	(250,654)	(161,494)	(89,160)	(161,494)	(335,064)	173,570
Provided by (used) financing activities	227,281	(14,454)	241,735	(14,454)	184,283	(198,737)

Increase (decrease) in cash and cash equivalents	$48,032	$(2,159)	$50,191	$(2,159)	$(14,441)	$12,282

At December 31, 2013, we had a working capital deficit of $20.8 million and long-term debt, net of debt discount, of $435.9 million.

Cash Flows

Year ended December 31, 2013 Compared to Year Ended December 31, 2012

Operating activities.    Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash provided by operating activities decreased $102.4 million in 2013. The three main drivers for the variance between 2013 and 2012 include the realized gain (loss) on derivatives not designated as hedges, operating revenues and changes in working capital. The gain on derivatives not designated as hedges of $73.2 million for 2012 compared to a loss on derivatives not designated as hedges of $3.8 mllion in 2013 led to a variance of $77.0 million. Partially offsetting this variance was an increase in operating revenues of $22.5 million from 2012 of $180.5 million to $202.6 million for 2013. The combination of increases in oil sales volumes and realized sales prices drove the increase in operating revenues. Oil volumes as a percentage of total volumes grew to 29% in 2013 from 21% in 2012. Average realized sales prices increased to $7.29 per Mcfe in 2013 from $5.75 per Mcfe in 2012. The difference in changes in working capital of $45 million from 2012 of $32.3 million in positive working capital changes to $12.7 million in negative working capital changes for 2013 results from timing of payments related to drilling and completion activity for each respective year-end.

Investing activities    Net cash used in investing activities was $250.7 million for the year ended December 31, 2013, compared to $161.5 million for 2012. While we booked capital expenditures of approximately $256.8 million in 2013, we paid out cash amounts totaling $251.1 million in 2013, with differences being attributed to approximately $22.5 million in drilling and completion costs which were accrued at December 31, 2013 and non-cash asset retirement obligation additions of $1.8 million offset by $19.2 million in drilling and completion cost accrued at December 31, 2012 of which $18.6 million was paid in 2013. Net cash used in investing activities was offset by the receipt of $0.4 million of cash proceeds from the sale of fixed assets in 2013.

We drilled 25 gross wells in 2013 compared to 46 gross wells in 2012. Of the $251.1 million cash spent in 2013, $209.0 million was for drilling and completion activities (of which $18.6 million related to 2012 wells); $23.5 million was for property acquisition, $14.9 million was for leasehold acquisition, $1.1 million for facilities and infrastructure, $1.9 million for capital workovers and $0.7 million for furniture, fixtures and equipment. Of the $252.4 million cash spent in 2012, $220.8 million was for drilling and completion activities (of which $20.8 million related to 2011 wells); $22.3 million was for leasehold acquisition, $5.2 million for facilities and infrastructure, $3.5 million for capital workovers and $0.6 million for furniture, fixtures and equipment.

Financing activities.    The cash provided by financing activities for 2013 consisted primarily of $230.6 million in net proceeds from our offerings of Series C and Series D Preferred Stock and net proceeds of $166.1 million from our offering of common stock. The cash used in financing activities consisted primarily of the net $95 million repayment of the amount outstanding under our Senior Credit Facility, establishment of escrow of $51.8 million for the repayment of our 2029 Notes, payment of preferred stock dividends of $18.6 million and $4.8 million in debt and equity issuance costs.

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

Debt consisted of the following balances as of the dates indicated (in thousands):

	December 31, 2013			December 31, 2012
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$—	$—	$—	$95,000	$95,000	$95,000
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	51,816	49,663	51,686	218,500	198,242	204,975
5.0% Convertible Senior Notes due 2032 (3)	167,405	160,437	171,863	—	—	—
8.875% Senior Notes due 2019	275,000	275,000	288,063	275,000	275,000	261,250

Total debt	$494,650	$485,529	$512,041	$588,929	$568,671	$561,654

(1)	The carrying amount for the Senior Credit Facility represents fair value as the variable interest rates are reflective of current market conditions. The fair value of the notes was obtained by direct market quotes within Level 1 of the fair value hierarchy.
(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was $2.1 million and $20.3 million as of December 31, 2013 and December 31, 2012, respectively.
(3)	The debt discount is amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The debt discount was $7.0 million as of December 31, 2013.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	December 31, 2013		December 31, 2012		December 31, 2011
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	3,936	5.3%	5,114	3.7%	3,180	— *
3.25% Convertible Senior Notes due 2026	14	3.3%	14	3.3%	4,305	9.0%
5.0% Convertible Senior Notes due 2029	17,400	11.4%	21,968	11.4%	20,948	10.5%
5.0% Convertible Senior Notes due 2032	4,529	8.8%	—	—	—	—
8.875% Senior Notes due 2019	25,308	9.2%	25,308	9.2%	20,910	8.9%

*	An Effective Interest Rate Calculation is not meaningful for the year ended December 31, 2011 since there were only minimal average amounts borrowed under the Senior Credit Facility during those periods.

Senior Credit Facility

Total lender commitments under the Senior Credit Facility are $600 million subject to borrowing base limitations. Borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. In connection with the October 1, 2013 redetermination, the borrowing base was increased to $270 million. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 1.00% to 1.75%, or LIBOR plus 2.00% to 2.75%, depending on borrowing base utilization. As of December 31, 2013, we had no amounts outstanding under the Senior Credit Facility. Substantially all of our assets are pledged as collateral to secure the Senior Credit Facility.

On March 25, 2013, we entered into an Eighth Amendment to our Senior Credit Facility, which was declared effective as of March 13, 2013, to amend certain covenants to permit payment of regular cash dividends up to $250 million in stated or liquidation value of any new series of preferred stock, for so long as no Default, Event of Default or Borrowing Base Deficiency (as such terms are defined in the Senior Credit Facility) exists. The Eighth Amendment also permitted us to fund an escrow account on or prior to June 30, 2014 sufficient to repurchase the outstanding principal amount of our 2029 Notes with future bank borrowings or cash on hand. As of December 31, 2013, we had deposited $51.8 million in an escrow account to provide for the repurchase of the remaining outstanding principal amount of our 2029 Notes, which is reflected on our financial statements as Restricted Cash. Pursuant to the terms of our Senior Credit Facility, the funding of this escrow automatically extended the maturity of the Senior Credit Facility to February 25, 2016.

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

We were in compliance with all the financial covenants of the Senior Credit Facility as of December 31, 2013.

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

5% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of our 2029 Notes. The 2029 Notes mature on October 1, 2029, unless earlier converted, redeemed or repurchased. During 2013, we entered into separate, privately negotiated exchange agreements under which we retired $166.7 million in aggregate principal amount of these outstanding 2029 Notes in exchange for our issuance of a new series of 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”) in an aggregate principal amount of $166.3 million. The 2032 Notes will mature on October 1, 2032. As of December 31, 2013, $51.8 million in aggregate principal amount of the 2029 Notes remain outstanding with terms unchanged. Please see description of the 2032 Notes below.

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

We separately account for the liability and equity components of our 2029 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. Upon issuance of the notes in September 2009, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, we recorded a debt discount of $49.4 million, thereby reducing the carrying the value of $218.5 million notes on the December 31, 2009 balance sheet to $171.1 million and recorded an equity component net of tax of $32.1 million. The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. Subject to the adjustments made as the result of the 2013 exchange transactions, $2.1 million of debt discount remains to be amortized on the 2029 Notes as of December 31, 2013. Investors can demand repayment on October 1, 2014, accordingly the $49.7 million carrying value of the 2029 Notes is reflected on our financial statements as a current liability.

5% Convertible Senior Notes due 2032

In 2013, we entered into separate, privately negotiated exchange agreements under which we retired $166.7 million in aggregate principal amount of our outstanding 2029 Notes in exchange for issuance of a new series of 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”) in an aggregate principal amount of $166.3 million. The 2032 Notes will mature on October 1, 2032.

Many terms of the 2032 Notes remain the same as the 2029 Notes they replace, including the 5.0% annual cash interest rate and the conversion rate of 28.8534 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $34.6580 per share of common stock), subject to adjustment in certain circumstances.

Unlike the 2029 Notes, the principal amount of the 2032 Notes accretes at a rate of 2% per year commencing August 26, 2013, compounding on a semi-annual basis, until October 1, 2017. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into our common stock. Holders have the option to require us to purchase any outstanding 2032 Notes on each of October 1, 2017, October 1, 2022 and October 1, 2027, at a price equal to 100% of the principal amount plus the accretion thereon. Accretion of principal will be reflected as a non-cash component of interest expense on our statement of operations during the term of the 2032 Notes. We recorded $1.2 million of accretion during 2013.

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

Pursuant to ASC 470-50, these exchange transactions are being accounted for as an extinguishment of debt because the terms of the two debt instruments are substantially different under the accounting rules. We retired $166.7 million of outstanding 2029 Notes with a carrying value of $156.9 million and wrote-off unamortized debt issuance cost of $0.8 million offset by $20.0 million attributable to the fair value of the equity portion of the 2029 Notes. The 2032 Notes had a fair value of $183.2 million which resulted in a loss on the early extinguishment of debt of $7.1 million.

We separately account for the liability and equity components of our 2032 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 2032 Notes using an effective interest rate of 8%. We attributed $158.8 million of the fair value to the 2032 Note to debt component which compared to the face results in a debt discount of $7.5 million which will be amortized through the first put date of October 1, 2017. Additionally, we recorded $24.4 million within additional paid-in capital representing the equity component of the 2032 Notes. A debt discount of $7.0 million remains to be amortized on the 2032 Notes as of December 31, 2013.

3.25% Convertible Senior Notes Due 2026

During the year ended December 31, 2011, we repurchased $174.6 million of our 2026 Notes for $176.4 million using a portion of the net proceeds from the issuance of our 2019 Notes. We recorded a $0.1 million gain on the early extinguishment of debt related to the repurchase for the year ended December 31, 2011.

At December 31, 2013, $0.4 million of the 2026 Notes remained outstanding. Holders may present to us for redemption the remaining outstanding 2026 Notes on December 1, 2016 and December 1, 2021.

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

5.375% Series B Convertible Preferred Stock

Our 5.375% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) was initially issued on December 21, 2005, in a private placement of 1,650,000 shares for net proceeds of $79.8 million (after offering costs of $2.7 million). Each share of the Series B Preferred Stock has a liquidation preference of $50 per share, aggregating to $82.5 million, and bears a dividend of 5.375% per annum. Dividends are payable quarterly in arrears.

On January 23, 2006, the initial purchasers of the Series B Preferred Stock exercised their over-allotment option to purchase an additional 600,000 shares at the same price per share, resulting in net proceeds of $29.0 million, which was used to fund our 2006 capital expenditure program.

10% Series C Cumulative Preferred Stock

In April 2013, we issued $110 million of Series C Preferred Stock and received $105.4 million in net proceeds from the sale. The sale consisted of 4,400,000 depositary shares each representing a 1/1000th ownership interest in a share of Series C Preferred Stock, par value $1.00 per preferred share with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering.

The Series C Preferred Stock ranks senior to our common stock and on parity with our Series B Preferred Stock and our Series D Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up. The Series C Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with certain changes of control.

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

9.75% Series D Cumulative Preferred Stock

In August 2013, we issued $130 million of Series D Preferred Stock and received $124.9 million net proceeds from the sale. The sale consisted of 5,200,000 depositary shares each representing a 1/1000th ownership interest in a share of Series D Preferred Stock, par value $1.00 per preferred share with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering.

The Series D Preferred Stock ranks senior to our common stock and on parity with our Series B Preferred Stock and our Series C Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up. The Series D Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with certain changes of control.

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

Common Stock Offering

On October 21, 2013, we closed an underwritten public offering of 6.9 million shares of our common stock sold at a price to the public of $25.25 per share. We intend to use the $166.1 million in net proceeds from the offering to fund the acceleration of our drilling program in the TMS in 2014. Pending such use, we used a portion of the proceeds to fully repay amounts outstanding under our Senior Credit Facility.

For additional information on our debt and equity instruments, see Note 4—“Debt” and 7—“Stockholders’ Equity” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

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

Future Commitments

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2013. In addition to the contractual obligations presented in the table below, our Consolidated Balance Sheet at December 31, 2013 reflects accrued interest on our bank debt of $10.7 million payable in the first half of 2014. For additional information see Note 4— “Long-Term Debt” and Note 9— “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K

	Payment due by Period
		(in thousands)
	Note	Total	2014	2015	2016	2017	2018 and After
Contractual Obligations
Debt (1)	4	$507,620	$51,816	$—	$—	$180,375	$275,429
Interest on notes	4	87,053	34,676	32,733	13,410	6,234	—
Office space leases	9	8,232	1,450	1,332	1,381	1,430	2,639
Office equipment leases	9	461	298	140	23	—	—
Drilling rigs & operations contracts	9	14,534	14,353	133	43	5	—
Transportation contracts	9	6,327	1,552	955	955	955	1,910

Total contractual obligations (2)		$624,227	$104,145	$35,293	$15,812	$188,999	$279,978

(1)	The 2026 Notes have a provision at the end of years 5, 10 and 15, for the investors to demand payment on these dates; the first such date was December 1, 2011; all but the remaining $0.4 million were redeemed. The next ‘put’ date for the remaining 2026 Notes is December 1, 2016. The 2029 Notes have a provision by which on or after October 1, 2014, we may redeem all or a portion of the notes for cash and the investors may require us to repurchase the notes on each of October 1, 2014, 2019 and 2024. The 2032 Notes have a provision by which on or after October 1, 2017, we may redeem all or a portion of the notes for cash, and the investors may require us to repurchase the notes on each of October 1, 2017, 2022 and 2027.
(2)	This table does not include the estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $20.9 million as of December 31, 2013. We record a separate liability for the fair value of this asset retirement obligation. See Note 3-“Asset Retirement Obligations” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

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

While the estimates of our proved reserves at December 31, 2013 included in this report have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the SEC rules, those estimates could differ materially from our actual results.

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

Fair Value Measurement

Fair value is defined by Accounting Standards Codification (“ASC”) 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We carry our derivative instruments at fair value and measure their fair value by applying the income approach provided for ASC 820, using Level 2 inputs based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our credit worthiness or that of our counterparties. We carry our oil and natural gas properties held for use at historical cost. We use Level 3 inputs, which are unobservable data such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices to determine the fair value of our oil and natural gas properties in determining impairment. We carry cash and cash equivalents, account receivables and payables at carrying value which represent fair value because of the short-term nature of these instruments. For definitions for Level 1, Level 2 and Level 3 inputs see Note 1-“Description of Business and Accounting Policies” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

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

Accounting for uncertainty in income taxes requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 1-“Description of Business and Accounting Policies-Income Taxes” and Note 6-“Income Taxes” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

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

New Accounting Pronouncements

See Note 1— “Description of Business and Accounting Policies”— “New Accounting Pronouncements” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

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

For information regarding our accounting policies and additional information related to our derivative and financial instruments, see Note 1—“Summary of Significant Accounting Policies”, Note 8—“Derivative Instruments” and Note 4—“Debt” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

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

We had derivative instruments in place to reduce the price risk associated with production in 2014 of approximately 3,800 Bbls per day of crude oil as of December 31, 2013. At December 31, 2013, we had a net asset derivative position of $0.9 million related to these derivative instruments. Utilizing actual derivative contractual volumes, a hypothetical 10% increase in underlying commodity prices would have resulted in net derivative liability position of $18.2 million, while a hypothetical 10% decrease in underlying commodity prices would have increased the net derivative asset to $18.1 million. However, a gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

Interest Rate Risk

As of December 31, 2013, we had no outstanding variable-rate debt and $485.5 million of principal fixed-rate debt. To the extent we incur borrowings under our Senior Credit Facility, our exposure to variable interest rates will increase. In the past, we have entered into interest rate swaps to help reduce our exposure to interest rate risk, and we may seek to do so in the future if we deem appropriate. As of December 31, 2013, we had no interest rate swaps.

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

We assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page 60.

Management of Goodrich Petroleum Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Goodrich Petroleum Corporation

We have audited Goodrich Petroleum Corporation and subsidiary’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Goodrich Petroleum Corporation and subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Goodrich Petroleum Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Goodrich Petroleum Corporation and subsidiary and our report dated February 21, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Goodrich Petroleum Corporation

We have audited the accompanying consolidated balance sheets of Goodrich Petroleum Corporation and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodrich Petroleum Corporation and subsidiary at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Goodrich Petroleum Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 21, 2014

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,220	$1,188
Restricted cash	51,816	—
Accounts receivable, trade and other, net of allowance	3,113	7,078
Accrued oil and natural gas revenue	19,455	19,054
Fair value of oil and natural gas derivatives	6,187	2,125
Inventory	2,076	2,202
Prepaid expenses and other	1,278	926

Total current assets	133,145	32,573

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	1,838,220	1,619,914
Furniture, fixtures and equipment	6,960	6,212

	1,845,180	1,626,126
Less: Accumulated depletion, depreciation and amortization	(1,021,863)	(906,377)

Net property and equipment	823,317	719,749
Fair value of oil and natural gas derivatives	1,396	—
Deferred tax assets	665	636
Deferred financing cost and other	15,690	15,427

TOTAL ASSETS	$974,213	$768,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,551	$73,094
Accrued liabilities	48,603	37,634
Accrued abandonment costs	99	168
Deferred tax liabilities current	665	636
Fair value of oil and natural gas derivatives	4,341	351
Current portion of debt	49,663	—

Total current liabilities	153,922	111,883
Long term debt	435,866	568,671
Accrued abandonment costs	20,757	18,138
Fair value of oil and natural gas derivatives	2,371	3,987
Transportation obligation	4,774	5,461

Total liabilities	617,690	708,140

Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized:
Series B convertible preferred stock, issued and outstanding 2,250,000	2,250	2,250
Series C cumulative preferred stock, issued and outstanding 4,400 and zero shares, respectively	4	—
Series D cumulative preferred stock, issued and outstanding 5,200 and zero shares, respectively	5	—
Common stock: $0.20 par value, 100,000,000 shares authorized, issued and outstanding 44,258,824 and 36,758,141 shares, respectively	8,852	7,352
Treasury stock (zero and 77,142 shares, respectively)	—	(639)
Additional paid in capital	1,056,378	648,458
Retained earnings (accumulated deficit)	(710,966)	(597,176)

Total stockholders’ equity	356,523	60,245

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$974,213	$768,385

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Oil and natural gas revenues	$202,557	$180,543	$200,456
Other	738	302	613

	203,295	180,845	201,069

OPERATING EXPENSES:
Lease operating expense	27,293	25,938	21,490
Production and other taxes	9,812	8,115	5,450
Transportation and processing	10,498	13,900	12,974
Depreciation, depletion and amortization	135,357	141,222	131,811
Exploration	22,774	23,122	8,289
Impairment	—	47,818	8,111
General and administrative	34,069	28,930	29,799
Gain on sale of assets	(107)	(44,606)	(236)
Other	(91)	91	448

	239,605	244,530	218,136

Operating loss	(36,310)	(63,685)	(17,067)

OTHER INCOME (EXPENSE):
Interest expense	(51,187)	(52,403)	(49,351)
Interest income and other	101	4	59
Gain (loss) on derivatives not designated as hedges	(702)	31,882	34,539
Gain (loss) on extinguishment of debt	(7,088)	—	62

	(58,876)	(20,517)	(14,691)

Loss before income taxes	(95,186)	(84,202)	(31,758)
Income tax benefit	—	—	—

Net loss	(95,186)	(84,202)	(31,758)
Preferred stock dividends	18,604	6,047	6,047

Net loss applicable to common stock	$(113,790)	$(90,249)	$(37,805)

PER COMMON SHARE
Net loss applicable to common stock—basic	$(2.99)	$(2.48)	$(1.05)
Net loss applicable to common stock—diluted	$(2.99)	$(2.48)	$(1.05)

Weighted average common shares outstanding—basic	38,098	36,390	36,124
Weighted average common shares outstanding—diluted	38,098	36,390	36,124

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,186)	$(84,202)	$(31,758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	135,357	141,222	131,811
Unrealized (gain) loss on derivatives not designated as hedges	(3,084)	41,278	(3,234)
Impairment	—	47,818	8,111
Exploration costs	4,728	12,848	—
Amortization of leasehold costs	13,675	5,948	5,487
Share based compensation (non-cash)	7,680	6,903	6,495
Gain on sale of assets	(107)	(44,606)	(236)
(Gain) loss on extinguishment of debt	7,088	—	(62)
Amortization of finance cost and debt discount	12,745	12,819	14,351
Amortization of transportation obligation	1,226	1,457	2,873
Change in assets and liabilities:
Restricted cash	—	—	4,232
Accounts receivable, trade and other, net of allowance	3,965	580	355
Income taxes receivable/payable	—	277	3,995
Accrued oil and natural gas revenue	(401)	1,399	(5,500)
Inventory	126	6,415	(796)
Prepaid expenses and other	386	3,356	(2,953)
Accounts payable	(22,543)	26,999	(1,079)
Accrued liabilities	5,750	(6,722)	4,248

Net cash provided by operating activities	71,405	173,789	136,340

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(251,103)	(252,416)	(335,236)
Proceeds from sale of assets	449	90,922	172

Net cash used in investing activities	(250,654)	(161,494)	(335,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(382,800)	(132,000)	(42,000)
Proceeds from bank borrowings	287,800	124,500	144,500
Proceeds from preferred stock offering	230,625	—	—
Proceeds from equity offering	166,149	—	—
Proceeds from high yield offering	—	—	275,000
Repurchase of convertible notes	—	—	(176,422)
Debt issuance costs	(4,636)	(66)	(9,341)
Preferred stock dividends	(18,604)	(6,047)	(6,047)
Cash restricted for repurchase of convertible notes	(51,816)	—	—
Exercise of stock options and warrants	807	16	—
Other	(244)	(857)	(1,407)

Net cash provided by (used in) financing activities	227,281	(14,454)	184,283

Increase (decrease) in cash and cash equivalents	48,032	(2,159)	(14,441)
Cash and cash equivalents, beginning of period	1,188	3,347	17,788

Cash and cash equivalents, end of period	$49,220	$1,188	$3,347

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$38,087	$39,516	$35,000
Cash paid during the year for taxes	$—	$—	$—

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings/ (Deficit)	Total Stockholders’ Equity
	Shares	Value	Shares	Value		Shares	Value
Balance at January 1, 2011	2,250	$2,250	37,685	$7,212	$643,828	(12)	$(196)	$(469,122)	$183,972
Net loss	—	—	—	—	—	—	—	(31,758)	(31,758)
Employee stock plans	—	—	350	70	6,425	—	—	—	6,495
Equity portion of convertible notes redeemed	—	—	—	—	(7,944)	—	—	—	(7,944)
Director stock grants	—	—	21	4	385	—	—	—	389
Repurchases of stock	—	—	—	—	—	(86)	(1,407)	—	(1,407)
Retirement of stock	—	—	(53)	(10)	(904)	53	914	—	—
Shares returned pursuant to Share Lending Agreement	—	—	(1,624)	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(6,047)	(6,047)

Balance at December 31, 2011	2,250	$2,250	36,379	$7,276	$641,790	(45)	$(689)	$(506,927)	$143,700
Net loss	—	—	—	—	—	—	—	(84,202)	(84,202)
Employee stock plans	—	—	386	77	6,826	—	—	—	6,903
Director stock grants	—	—	57	11	721	—	—	—	732
Repurchases of stock	—	—	—	—	—	(100)	(857)	—	(857)
Options Exercised .	—	—	4	1	15	—	—	—	16
Retirement of stock	—	—	(68)	(13)	(894)	68	907	—	—
Dividends	—	—	—	—	—	—	—	(6,047)	(6,047)

Balance at December 31, 2012	2,250	$2,250	36,758	$7,352	$648,458	(77)	$(639)	$(597,176)	$60,245

Net loss	—	—	—	—	—	—	—	(95,186)	(95,186)
Equity portion of convertible notes redeemed					4,398				4,398
Employee stock plans	—	—	594	119	7,561	—	—	—	7,680
Director stock grants	—	—	47	9	637	—	—	—	646
Repurchases of stock	—	—	—	—	—	(3)	(74)	—	(74)
Options Exercised	—	—	41	8	799	—	—	—	807
Preferred Stock Offering	9	9	—	—	230,616	—	—	—	230,625
Equity Offering	—	—	6,900	1,380	164,769	—	—	—	166,149
Retirement of stock	—	—	(81)	(16)	(697)	80	713	—	—
Other	—	—	—	—	(163)	—	—	—	(163)
Dividends	—	—	—	—	—	—	—	(18,604)	(18,604)

Balance at December 31, 2013	2,259	$2,259	44,259	$8,852	$1,056,378	—	$—	$(710,966)	$356,523

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Accounting Policies

Goodrich Petroleum Corporation (together with its subsidiary, “we,” “our,” or the “Company”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) South Texas, which includes the Eagle Ford Shale Trend, (ii) Northwest Louisiana and East Texas, which includes the Haynesville Shale and Cotton Valley Taylor Sand, and (iii) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale (“TMS”).

Principles of Consolidation—The consolidated financial statements of the Company are included in this Annual Report on Form 10-K have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”). The consolidated financial statements include the financial statements of Goodrich Petroleum Corporation and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. Certain data in prior periods’ financial statements have been adjusted to conform to the presentation of the current period. We have evaluated subsequent events through the date of this filing.

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

Restricted Cash—Restricted cash at December 31, 2013 of $51.8 million is held in escrow for the repurchase of the remaining outstanding principal amount on our 5% Convertible Senior Notes due 2029. See Note 4.

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

We accrue a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. As of each of December 31, 2013 and 2012, our allowance for doubtful accounts was immaterial.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2013 and 2012, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

As of December 31, 2013, we had interests in oil and natural gas properties totaling $821.8 million, net of accumulated depletion, which we account for under the successful efforts method. The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review. Due to

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the uncertainty inherent in these factors, we cannot predict when or if additional future impairment charges will be recorded. We estimate future net cash flows generated from our oil and natural gas properties by using forecasted oil and natural gas prices published by the New York Mercantile Exchange (“NYMEX”).

We had no impairment associated with our oil and natural gas properties for 2013. For the years ended December 31, 2012 and 2011, we recorded impairments on our oil and natural gas properties of $47.8 million and $8.1 million, respectively. The impairment in 2012 reduced the fields’ carrying value to an estimated fair value of $3.3 million.

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

We accounted for the agreement by recording a long-term asset, included in “Deferred financing cost and other” on the Consolidated Balance Sheets. The asset is being amortized using the units-of-production method and the amortization expense is included in “Transportation and processing” on the Consolidated Statements of Operations. The related current and long-term liabilities are presented on the Consolidated Balance Sheets in “Accrued liabilities” and “Transportation obligation”, respectively.

Asset Retirement Obligations—We follow the accounting standard related to accounting for asset retirement obligations. These obligations are related to the abandonment and site restoration requirements that result from the exploration and development of our oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense is included in “Depreciation, depletion and amortization” on our Consolidated Statement of Operations.

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At December 31, 2013 and 2012, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

Derivative Instruments—We use derivative instruments such as futures, forwards, options, collars and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas and to hedge our exposure to changing interest rates. Accounting standards related to derivative instruments and hedging

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share—Basic income per common share is computed by dividing net income available to common stockholders for each reporting period by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders for each reporting period by the weighted average number of common shares outstanding during the period, plus the effects of potentially dilutive stock options and restricted stock calculated using the Treasury Stock method and the potential dilutive effect of the conversion of shares associated with 5.375% Series B Convertible Preferred Stock (“Series B Preferred Stock”), 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”), 5% Convertible Senior Notes due 2029 (the “2029 Notes”) and 5% Convertible Senior Notes due 2032 (the “2032 Notes”).

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

Concentration of Credit Risk—Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
BP Energy Company	64%	34%	—
Genesis Crude Oil LP	7%	—	—
Flint Hill Resources, LLC	—	15%	—
Shell Energy Resources LP	—	—	11%
Regency Field Services LLC	—	—	10%

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

Guarantee—On March 2, 2011, we issued and sold $275 million aggregate principal amount of our 8.875% Senior Notes due 2019 (the “2019 Notes”). Upon issuance of the guarantee related to the 2019 Notes, our subsidiary also became a guarantor on our outstanding 2029 Notes and our 2026 Notes, pursuant to the respective indentures governing the 2029 Notes and 2026 Notes. On August 26, 2013 and October 1, 2013, we issued $109.25 million and $57.0 million, respectively, aggregate principal amount of our 2032 Notes, which are also guaranteed by our subsidiary pursuant to the terms of the indenture governing the 2032 Notes. The 2019 Notes, 2029 Notes, 2026 Notes and 2032 Notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiary, Goodrich Petroleum Company, L.L.C.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Statement of Financial Position for the periods ending December 31, 2013 and December 31, 2012.

	December 31, 2013			December 31, 2012
Fair Value of Oil and Natural Gas Derivatives	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
	(in thousands)
Derivative Current Asset	$6,658	$(471)	$6,187	$2,410	$(285)	$2,125
Derivative Non-current Asset	1,396	—	1,396	—	—	—
Derivative Current Liability	(4,812)	471	(4,341)	(636)	285	(351)
Derivative Non-current Liability	(2,371)	—	(2,371)	(3,987)	—	(3,987)

Total	$871	$—	$871	$(2,213)	$—	$(2,213)

NOTE 2—Share-Based Compensation Plans

Overview

At our annual meeting of stockholders in May 2006, our shareholders approved our 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides for grants to officers, employees and non-employee directors. Under the 2006 Plan as amended in 2011, a maximum of 4.0 million shares are authorized for issuance as awards of restricted stock and stock options. We had 1.6 million shares of granted but unvested restricted stock and 0.2 million shares were available for future grants as of December 31, 2013.

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

The following table summarizes the pretax components of our share-based compensation programs recorded, recognized as a component of general and administrative expenses in the Consolidated Statement of Operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Restricted stock expense	$7,586	$6,670	$6,194
Stock option expense	94	233	301
Director stock expense	568	585	525

Total share-based compensation:	$8,248	$7,488	$7,020

Stock Options

The 2006 Plan provides that the option price of shares issued be equal to the market price on the date of grant. With the exception of option grants to non-employee directors, which vest immediately, options vest ratably on the anniversary of the date of grant over a period of time, typically three years. Our stock options expire in seven or ten years after the date of grant.

Option activity under our stock option plans as of December 31, 2013, and changes during the year ended December 31, 2013 were as follows:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at January 1, 2013	900,984	$21.57	2.92	$18
Granted	—	—	—	—
Exercised	40,500	19.94	—	—
Forfeited	5,850	21.59	—	—

Outstanding at December 31, 2013	854,634	$21.64	1.84	$88

Exercisable at December 31, 2013	854,634	$21.64	1.84	$88

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the fourth quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The amount of aggregate intrinsic value will change based on the fair market value of our stock. The total intrinsic value of options exercised during the years ended December 31, 2013, and 2012 was less than $0.1 million in both years. There were no exercises in 2011.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
		(years)
$16.46 and $19.78	307,300	1.11	18.08	307,300	18.08
$21.59 to $27.81	547,334	2.26	23.64	547,334	23.64

	854,634	1.84	$21.64	854,634	$21.64

As of December 31, 2013, all compensation cost related to the stock options has been recognized in earnings. No stock options were granted in 2013, 2012 or 2011.

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

Restricted stock activity and values under our plan for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Number of Shares Granted	Value of Shares Granted	Fair Value of Stock Vested
		(thousands)	(thousands)
2013	746,163	$13,194	$9,960
2012	1,073,727	9,533	3,335
2011	561,714	7,921	5,764

Restricted stock activity under our plan for the year ended December 31, 2013, and changes during the year then ended were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value	Total Value
			(thousands)
Unvested at January 1, 2013	1,541,650	$10.60	$16,345
Vested	(594,301)	11.57	(6,863)
Granted	746,163	17.68	13,194
Forfeited	(112,305)	10.69	(1,200)

Unvested at December 31, 2013	1,581,207	$13.58	$21,476

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, total unrecognized compensation cost related to restricted stock is as follows:

	Unrecognized compensation costs	Weighted Average years to recognition
	(thousands)	(years)
December 31, 2013	$19,938	2.44

NOTE 3—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the periods ending December 31, 2013 and 2012 is as follows (in thousands):

	December 31,
	2013	2012
Beginning balance	$18,306	$17,425
Liabilities incurred	471	693
Revisions in estimated liabilities (1)	1,290	2,005
Liabilities settled	(82)	(767)
Accretion expense	1,243	1,111
Dispositions	(372)	(2,161)

Ending balance	$20,856	$18,306

Current liability	$99	$168
Long term liability	$20,757	$18,138

(1)	We increased our estimated liability in 2013 by $1.3 million as a result of a change in estimated plugging and abandonment cost on several of our fields.

NOTE 4—Debt

Debt consisted of the following balances as of the dates indicated (in thousands):

	December 31, 2013			December 31, 2012
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility (1)	$—	$—	$—	$95,000	$95,000	$95,000
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	51,816	49,663	51,686	218,500	198,242	204,975
5.0% Convertible Senior Notes due 2032 (3)	167,405	160,437	171,863	—	—	—
8.875% Senior Notes due 2019	275,000	275,000	288,063	275,000	275,000	261,250

Total debt	$494,650	$485,529	$512,041	$588,929	$568,671	$561,654

(1)	The carrying amount for the Second Amended and Restated Credit Agreement represents fair value as the variable interest rates are reflective of current market conditions. The fair value of the notes was obtained by direct market quotes within Level 1 of the fair value hierarchy.
(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was $2.1 million and $20.3 million as of December 31, 2013 and December 31, 2012, respectively.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	The debt discount is amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The debt discount was $7.0 million as of December 31, 2013.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	December 31, 2013		December 31, 2012		December 31, 2011
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	3,936	5.3%	5,114	3.7%	3,180	—	*
3.25% Convertible Senior Notes due 2026	14	3.3%	14	3.3%	4,305	9.	%
5.0% Convertible Senior Notes due 2029	17,400	11.4%	21,968	11.4%	20,948	10.5%
5.0% Convertible Senior Notes due 2032	4,529	8.8%	—	—	—	—
8.875% Senior Notes due 2019	25,308	9.2%	25,308	9.2%	20,910	8.9%

*	An Effective Interest Rate Calculation is not meaningful for the years ended December 31, 2011 since there were only minimal average amounts borrowed under the Senior Credit Facility during the period.

Senior Credit Facility

Total lender commitments under the Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) are $600 million subject to borrowing base limitations. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. In connection with the October 1, 2013 redetermination, the borrowing base was increased to $270 million. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 1.00% to 1.75%, or LIBOR plus 2.00% to 2.75%, depending on borrowing base utilization. As of December 31, 2013, we had no amounts outstanding under the Senior Credit Facility. Substantially all our assets are pledged as collateral to secure the Senior Credit Facility.

On March 25, 2013, we entered into an Eighth Amendment to our Senior Credit Facility, which was declared effective as of March 13, 2013, to amend certain covenants to permit payment of regular cash dividends up to $250 million in stated or liquidation value of any new series of preferred stock, for so long as no Default, Event of Default or Borrowing Base Deficiency (as such terms are defined in the Senior Credit Facility) exists. The Eighth Amendment also permitted us to fund an escrow account on or prior to June 30, 2014 sufficient to repurchase the outstanding principal amount of our 2029 Notes with future bank borrowings or cash on hand. As of December 31, 2013, we held $51.8 million in an escrow account to provide for the repurchase of the remaining outstanding principal amount of our 2029 Notes, which is reflected on our financial statements as Restricted Cash. Pursuant to the terms of our Senior Credit Facility, the funding of this escrow automatically extended the maturity of the Senior Credit Facility to February 25, 2016.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We were in compliance with all the financial covenants of the Senior Credit Facility as of December 31, 2013.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of our 2029 Notes. The 2029 Notes mature on October 1, 2029, unless earlier converted, redeemed or repurchased. During 2013, we entered into separate, privately negotiated exchange agreements under which we retired $166.7 million in aggregate principal amount of these outstanding 2029 Notes in exchange for our issuance of a new series of 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”) in an aggregate principal amount of $166.3 million. The 2032 Notes will mature on October 1, 2032. As of December 31, 2013, $51.8 million in aggregate principal amount of the 2029 Notes remain outstanding with terms unchanged. Please see the description of the 2032 Notes below.

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

We separately account for the liability and equity components of our 2029 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. Upon issuance of the notes in September 2009, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, we recorded a debt discount of $49.4 million, thereby reducing the carrying the value of $218.5 million notes on the December 31, 2009 balance sheet to $171.1 million and recorded an equity component net of tax of $32.1 million. The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. Subject to the adjustments made as the result of the 2013 exchange transactions, $2.1 million of debt discount remains to be amortized on the 2029 Notes as of December 31, 2013. 2013. Investors can demand repayment on October 1, 2014, accordingly the $49.7 million carrying value of the 2029 Notes is reflected on our financial statements as a current liability.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5% Convertible Senior Notes due 2032

We entered into separate, privately negotiated exchange agreements under which we retired $166.7 million in aggregate principal amount of our outstanding 2029 Notes in exchange for issuance of a new series of 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”) in an aggregate principal amount of $166.3 million. The 2032 Notes will mature on October 1, 2032.

Many terms of the 2032 Notes remain the same as the 2029 Notes they replace, including the 5.0% annual cash interest rate and the conversion rate of 28.8534 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $34.6580 per share of common stock), subject to adjustment in certain circumstances.

Unlike the 2029 Notes, the principal amount of the 2032 Notes accretes at a rate of 2% per year commencing August 26, 2013, compounding on a semi-annual basis, until October 1, 2017. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into our common stock. Holders have the option to require us to purchase any outstanding 2032 Notes on each of October 1, 2017, October 1, 2022 and October 1, 2027, at a price equal to 100% of the principal amount plus the accretion thereon. Accretion of principal will be reflected as a non-cash component of interest expense on our statement of operations during the term of the 2032 Notes. We have recorded $1.2 million of accretion during 2013.

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

Pursuant to ASC 470-50, this exchange transaction is being accounted for as an extinguishment of debt because the terms of the two debt instruments are substantially different under the accounting rules. We retired $166.7 million of outstanding 2029 Notes with a carrying value of $156.9 million and wrote-off unamortized debt issuance cost of $0.8 million offset by $20.0 million attributable to the fair value of the equity portion of the 2029 Notes. The 2032 Notes had a fair value of $183.2 million which resulted in a loss on the early extinguishment of debt of $7.1 million.

We separately account for the liability and equity components of our 2032 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 2032 Notes using an effective interest rate of 8%. We attributed $158.8 million of the fair value to the 2032 Note to debt component which compared to the face results in a debt discount of $7.5 million which will be amortized through the first put date of October 1, 2017. Additionally, we recorded $24.4 million within additional paid-in capital representing the equity component of the 2032 Notes. A debt discount of $7.0 million remains to be amortized on the 2032 Notes as of December 31, 2013.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, $0.4 million of the 2026 Notes remained outstanding. Holders may present to us for redemption the remaining outstanding 2026 Notes on December 1, 2016 and December 1, 2021.

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

NOTE 5—Loss Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the years ended December 31, 2013, 2012 and 2011. The following table sets forth information related to the computations of basic and diluted loss per share.

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands, except per share data)
Basic loss per share:
Loss applicable to common stock	$(113,790)	$(90,249)	$(37,805)
Weighted-average shares of common stock outstanding	38,098	36,390	36,124

Basic loss per share	$(2.99)	$(2.48)	$(1.05)

Diluted loss per share:
Loss applicable to common stock	$(113,790)	$(90,249)	$(37,805)
Dividends on convertible preferred stock (1)	—	—	—
Interest and amortization of loan cost on convertible senior notes, net of tax (3)	—	—	—

Diluted loss	$(113,790)	$(90,249)	$(37,805)

Weighted-average shares of common stock outstanding	38,098	36,390	36,124
Assumed conversion of convertible preferred stock (1)	—	—	—
Assumed conversion of convertible senior notes (2)	—	—	—
Stock options and restricted stock (3)	—	—	—

Weighted-average diluted shares outstanding	38,098	36,390	36,124

Diluted loss per share	$(2.99)	$(2.48)	$(1.05)

(1) Common shares issuable upon assumed conversion of convertible preferred stock were not presented as they would have been anti-dilutive.	3,588	3,588	3,588
(2) Common shares issuable upon assumed conversion of the 2026 Notes, the 2029 Notes and 2032 Notes were not presented as they would have been anti-dilutive.	6,307	6,311	7,067
(3) Common shares issuable on assumed conversion of restricted stock and employee stock option were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	620	238	171

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—Income Taxes

Income tax (expense) benefit consisted of the following (in thousands):

Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total	$—	$—	$—

The following is a reconciliation of the U.S. statutory income tax rate at 35% to our income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax (expense) benefit
Tax at U.S. statutory income tax	$33,315	$29,471	$11,115
Valuation allowance	(30,967)	(29,952)	(9,909)
State income taxes-net of federal benefit	(902)	1,618	(762)
Nondeductible expenses and other	(1,446)	(1,137)	(444)

Total tax (expense) benefit	$—	$—	$—

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2013	2012
Current deferred tax assets:
Accrued liabilities	$133	$375
Contingent liabilities and other	—	134
Less valuation allowance	(126)	(498)

Total current deferred tax assets	7	11
Current deferred tax liabilities:
Derivative financial instruments	(646)	(621)
Accrued liabilities	(26)	(26)

Total current deferred tax liabilities	(672)	(647)

Net current deferred tax liability	$(665)	$(636)

Noncurrent deferred tax assets:
Operating loss carry-forwards	$211,589	$156,723
State Tax NOL and Credits	5,805	3,867
Statutory depletion carry-forward	7,035	7,035
AMT tax credit carry-forward	1,227	1,324
Compensation	3,496	3,364
Contingent liabilities and other	858	1,907
Property and equipment	(3,248)	26,848

Total gross noncurrent deferred tax assets	226,762	201,068
Less valuation allowance	(217,558)	(193,459)

Net noncurrent deferred tax assets	9,204	7,609

Noncurrent deferred tax liabilities:
Bond discount	(74)	(61)
Debt discount	(8,465)	(6,912)

Total non-current deferred tax liabilities	(8,539)	(6,973)

Net non-current deferred tax asset	$665	$636

The valuation allowance for deferred tax assets increased by $23.7 million in 2013. In determining the carrying value of a deferred tax asset, accounting standards provide for the weighing of evidence in estimating whether and how much of a deferred tax asset may be recoverable. As we have incurred net operating losses in 2013 and prior years, relevant accounting guidance suggests that cumulative losses in recent years constitute significant negative evidence, and that future expectations about income are insufficient to overcome a history of such losses. Therefore, with the before-mentioned adjustment of $23.7 million, we have reduced the carrying value of our net deferred tax asset to zero. The valuation allowance has no impact on our net operating loss (“NOL”) position for tax purposes, and if we generate taxable income in future periods, we will be able to use our NOLs to offset taxes due at that time. We will continue to assess the valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, we have federal NOL carry-forwards of approximately $608.9 million for tax purposes which begin to expire in 2026. We also have an alternative minimum tax credit carry-forward not subject to expiration of $1.2 million which will not begin to be used until after the available NOLs have been used or expired and when regular tax exceeds the current year alternative minimum tax.

We did not have any unrecognized tax benefits as of December 31, 2013. The amount of unrecognized tax benefits may change in the next twelve months; however we do not expect the change to have a significant impact on our results of operations or our financial position. We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions. With limited exceptions, we are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Our continuing practice is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations before December 31, 2014.

NOTE 7—Stockholders’ Equity

5.375% Series B Convertible Preferred Stock

Our 5.375% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) was initially issued on December 21, 2005, in a private placement of 1,650,000 shares for net proceeds of $79.8 million (after offering costs of $2.7 million). Each share of the Series B Preferred Stock has a liquidation preference of $50 per share, aggregating to $82.5 million, and bears a dividend of 5.375% per annum. Dividends are payable quarterly in arrears beginning March 15, 2006. If we fail to pay dividends on our Series B Preferred Stock on any six dividend payment dates, whether or not consecutive, the dividend rate per annum will be increased by 1.0% until we have paid all dividends on our Series B Preferred Stock for all dividend periods up to and including the dividend payment date on which the accumulated and unpaid dividends are paid in full.

On January 23, 2006, the initial purchasers of the Series B Preferred Stock exercised their over-allotment option to purchase an additional 600,000 shares at the same price per share, resulting in net proceeds of $29.0 million, which was used to fund our 2006 capital expenditure program.

Each share is convertible at the option of the holder into our common stock at any time at an initial conversion rate of 1.5946 shares of common stock per share, which is equivalent to an initial conversion price of approximately $31.36 per share of common stock. Upon conversion of the Series B Preferred Stock, we may choose to deliver the conversion value to holders in cash, shares of common stock, or a combination of cash and shares of common stock.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On or after December 21, 2010, we may, at our option, cause the Series B Preferred Stock to be automatically converted into the number of shares of common stock that are issuable at the then-prevailing conversion rate, pursuant to the Company Conversion Option. We may exercise our conversion right only if, for 20 trading days within any period of 30 consecutive trading days ending on the trading day before the announcement of our exercise of the option, the closing price of the common stock equals or exceeds 130% of the then-prevailing conversion price of the Series B Preferred Stock. The Series B Preferred Stock is non-redeemable by us. There have been no redemptions or conversions in any periods.

10% Series C Cumulative Preferred Stock

In April 2013, we issued $110 million of 10% Series C Cumulative Preferred Stock (the “Series C Preferred Stock”) and received $105.4 million net proceeds from the sale. The sale consisted of 4,400,000 depositary shares each representing a 1/1000th ownership interest in a share of Series C Preferred Stock, par value $1.00 per preferred share with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering.

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

9.75% Series D Cumulative Preferred Stock

In August 2013, we issued $130 million of 9.75% Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) and received $124.9 million net proceeds from the sale. The sale consisted of 5,200,000 depositary shares each representing a 1/1000th ownership interest in a share of Series D Preferred Stock, par

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value $1.00 per preferred share with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering.

The Series D Preferred Stock ranks senior to our common stock and on parity with our Series B Preferred Stock and our Series C Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up. The Series D Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with certain changes of control.

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

Common Stock Offering

On October 21, 2013, we closed an underwritten public offering of 6.9 million shares of our common stock sold at a price to the public of $25.25 per share.

NOTE 8—Derivative Activities

We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All gains and losses both realized and unrealized from our derivative contracts have been recognized in “Other income (expense)” on our Consolidated Statements of Operations.

The following table summarizes the realized and unrealized gains and losses we recognized on our oil and natural gas derivatives for the years ended December 31, 2013, 2012 and 2011.

	December 31,
Oil and Natural Gas Derivatives (in thousands)	2013	2012	2011
Realized gain (loss) on oil and natural gas derivatives	$(3,786)	$73,160	$31,305
Unrealized gain (loss) on oil and natural gas derivatives	3,084	(41,278)	3,234

Total gain (loss) on oil and natural gas derivatives	$(702)	$31,882	$34,539

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all hedged are approved by the Hedging

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Committee of our Board of Directors, and reviewed periodically by the Board of Directors. As of December 31, 2013, the commodity derivatives we used were in the form of:

(a)	swaps, where we receive a fixed price and pay a floating price, based on NYMEX, Argus LLS or specific transfer point quoted prices, and

(b)	calls, where we grant the counter party the option to buy an underlying commodity at a specified strike price, within a certain period.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Domestic crude oil and natural gas prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering derivative contracts. We would have been at risk of losing a fair value amount of $3.3 million had our counterparties as a group been unable to fulfill their obligations as of December 31, 2013.

As of December 31, 2013, our open positions on our outstanding commodity derivative contracts, all of which were with Royal Bank of Canada, JPMorgan Chase Bank, N.A., Merrill Lynch Commodities, Inc. and Wells Fargo Bank, N.A., were as follows:

Contract Type	Daily Volume	Total Volume	Fixed Price	Fair Value at December 31, 2013 (in thousands)
Natural gas swaps (MMBtu)
2014	30,000	10,950,000	$4.18 – 5.06	$6,187
Natural gas calls (MMBtu)
2015	20,000	7,300,000	$5.05 – 5.06	(1,125)
2016	20,000	7,300,000	$5.05 – 5.06	(1,246)
Oil swaps (BBL)
2014	3,800	1,387,000	$90.95 –$98.02	(4,341)
2015	1,300	474,500	$94.55	1,396

			Total	$871

During 2013, we entered into the following derivative contracts. Unless otherwise noted, West Texas Intermediate (“WTI”) quoted on the New York Mercantile Exchange (“NYMEX”) is used for the floating price of oil and Henry Hub as quoted on NYMEX is used for the floating price of natural gas.

Contract Type	Daily Volume	Strike Price	Contract Start Date	Contract Termination
Oil swap (BBL)	1,000	$92.95	January 1, 2014	December 31, 2014
Oil swap (BBL)	500	$98.02	November 1, 2013	December 31, 2014
Oil swap (BBL) (1)	1,300	$94.55	January 1, 2014	December 31, 2014
Oil swap (BBL) (1)	1,300	$94.55	January 1, 2015	December 31, 2015
Natural Gas swap (MMBtu)	10,000	$4.1825	October 1, 2013	December 31, 2014
Natural Gas swap (MMBtu)	20,000	$5.05 – 5.06	January 1, 2014	December 31, 2014
Natural Gas calls (MMBtu)	20,000	$5.05 – 5.06	January 1, 2015	December 31, 2016

(1)	Commodity contract pricing based on Louisiana Light Sweet crude (Argus) trade month swap.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of December 31, 2013 and 2012 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Footnote 1 “Fair Value Measurement” for our discussion for inputs used and valuation techniques for determining fair values.

	2013 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$6,187	$—	$6,187
Non-current Assets Commodity Derivatives	—	1,396	—	1,396
Current Liabilities Commodity Derivatives	—	(4,341)	—	(4,341)
Non-current Liabilities Commodity Derivatives	—	(2,371)	—	(2,371)

Total	$—	$871	$—	$871

	2012 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$2,125	$—	$2,125
Current Liabilities Commodity Derivatives	—	(351)	—	(351)
Non-current Liabilities Commodity Derivatives	—	(3,987)	—	(3,987)

Total	$—	$(2,213)	$—	$(2,213)

NOTE 9—Commitments and Contingencies

We are party to various lawsuits from time to time arising in the normal course of business, including, but not limited to, royalty, contract, personal injury, and environmental claims. We have established reserves as appropriate for all such proceedings and intend to vigorously defend these actions. Management believes, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to our consolidated financial position results of operations or liquidity.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2013 (in thousands).

	Payment due by Period
	Note	Total	2014	2015	2016	2017	2018 and After
Debt (1)	4	$507,620	$51,816	$—	$—	$180,375	$275,429
Interest on notes	4	87,053	34,676	32,733	13,410	6,234	—
Office space leases		8,232	1,450	1,332	1,381	1,430	2,639
Office equipment leases		461	298	140	23	—	—
Drilling rigs & operations contracts		14,534	14,353	133	43	5	—
Transportation contracts		6,327	1,552	955	955	955	1,910

Total contractual obligations (2)		$624,227	$104,145	$35,293	$15,812	$188,999	$279,978

(1)

The 2026 Notes have a provision at the end of years 5, 10 and 15, for the investors to demand payment on these dates; the first such date was December 1, 2011; all but the remaining $0.4 million were redeemed. The next ‘put’ date for the remaining 2026 Notes is December 1, 2016. The 2029 Notes have a provision by which on or after October 1, 2014, we may redeem all or a portion of the notes for cash and the investors

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

may require us to repurchase the notes on each of October 1, 2014, 2019 and 2024. The 2032 Notes have a provision by which on or after October 1, 2017, we may redeem all or a portion of the notes for cash, and the investors may require us to repurchase the notes on each of October 1, 2017, 2022 and 2027. The balance outstanding under our Senior Credit Facility is not included as it is revolving debt.

(2)	This table does not include the estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $20.9 million as of December 31, 2013. We record a separate liability for the asset retirement obligations. See Note 3.

Operating Leases—We have commitments under an operating lease agreement for office space and office equipment leases. Total rent expense for the years ended December 31, 2013, 2012, and 2011, was approximately $1.3 million, $1.2 million and $1.1 million, respectively.

Drilling Contracts—We have two drilling rigs under contract as of December 31, 2013 which are scheduled to expire in 2014.

Defined Contribution Plan—We have a defined contribution plan (“DCP”) which matches a portion of employees’ contributions. Participation in the DCP is voluntary and all regular employees of the Company are eligible to participate. We charged to expense plan contributions of $0.7 million, $0.7 million and $0.7 million for 2013, 2012 and 2011, respectively.

Transportation Contracts—We have commitments under a transportation contract for our Eagle Ford Shale Trend properties. See Note 1 “—Transportation Obligation” for further information.

NOTE 10—Related Party Transactions

Patrick E. Malloy, III, Chairman of the Board of Directors of our company is a principal of Malloy Energy Company, LLC (“MEC”). MEC owns various small working interests in the Bethany Longstreet field for which we are the operator. In accordance with industry standard joint operating agreements, we bill MEC for its share of capital and operating cost on a monthly basis. As of December 31, 2013 and 2012, the amounts billed and outstanding to MEC for its share of monthly capital and operating costs were both less than $0.1 million and are included in trade and other accounts receivable at each year-end. Such amounts at each year-end were paid by MEC to us in the month after billing and is current on payment of its billings.

We also serve as the operator for a number of other oil and natural gas wells owned by affiliates of MEC in which we will earn a working interest after payout. In accordance with industry standard joint operating agreements, we bill the affiliates for its share of the capital and operating costs of these wells on a monthly basis. As of December 31, 2013 and 2012, the amounts billed and outstanding to the affiliate for its share of monthly capital and operating costs were both less than $0.3 million and are included in trade and other accounts receivable at each year-end. Such amounts at each year-end were paid by the affiliate to us in the month after billing and the affiliate is current on payment of its billings.

NOTE 11—Acquisitions and Divestitures

Acquisitions

On August 21, 2013, we closed on an acquisition of a 66.7% working interest in producing assets and mineral lease acreage in the TMS from Devon Energy Production Company, L.P. (“Devon”) with an effective date of March 1, 2013. The closing price after purchase price adjustments was $24.6 million. The closing price included $2.7 million of lease extensions executed by Devon for the Company after the effective date. The adjusted purchase price net of lease extension costs totaled $21.8 million.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded $21.8 million to oil and gas properties in the purchase price allocation inclusive of $0.1 million in asset retirement obligations for net cash paid of $23.7 million.

For the period, August 21, 2013 through December 31, 2013, the acquired property has generated operating income of $2.5 million on revenues of $2.8 million which is included on our Consolidated Statement of Operations for the year ended December 31, 2013. Expenses associated with the acquisition for the year ended December 31, 2013 were less than $0.1 million and are included in General and Administrative expense. The acquisition was recorded at fair value which was determined using both the market and income approaches. The income approach is based on inputs and natural gas reserves estimates, estimated future commodity prices and estimated future production and development costs. The market approach was based on recent transactions for similar leases.

The following tables present the Unaudited Pro forma Condensed Consolidated Statements of Operations, giving effect to the acquisition as if it had occurred on January 1, 2012:

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2013

(In Thousands, Except Per Share Amounts)

	As Reported	Adjustments	As Adjusted
Total revenues	$203,295	$7,380	$210,675
Operating expenses	239,605	497	240,102

Operating loss	(36,310)	6,883	(29,427)

Net loss	(95,186)	6,883	(88,303)

Net loss applicable to common stock	$(113,790)	$6,883	$(106,907)

Per Common Share
Net loss applicable to common stock—basic	$(2.99)		$(2.81)
Net loss applicable to common stock—diluted	$(2.99)		$(2.81)
Weighted average common shares outstanding—basic	38,098		38,098
Weighted average common shares outstanding—diluted	38,098		38,098

For the Year Ended December 31, 2012

(In Thousands, Except Per Share Amounts)

	As Reported	Adjustments	As Adjusted
Total revenues	$180,845	$10,223	$191,068
Operating expenses	244,530	1,657	246,187

Operating loss	(63,685)	8,566	(55,119)

Net loss	(84,202)	8,566	(75,636)

Net loss applicable to common stock	$(90,249)	$8,566	$(81,683)

Per Common Share
Net Loss applicable to common stock—basic	$(2.48)		$(2.24)
Net loss applicable to common stock—diluted	$(2.48)		$(2.24)
Weighted average common shares outstanding—basic	36,390		36,390
Weighted average common shares outstanding—diluted	36,390		36,390

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(Unaudited)

Oil and Natural Gas Producing Activities (Unaudited)

Overview

All of our reserve information related to crude oil, condensate and natural gas liquids and natural gas was compiled based on estimates prepared and reviewed by our engineers. The technical persons primarily responsible for overseeing the preparation of the reserves estimates meet the requirements regarding qualifications. The reserves estimation is part of our internal controls process subject to management’s annual review and approval. These reserves estimates are prepared by Netherland, Sewell & Associates, Inc. (“NSAI”) and Ryder Scott Company (“RSC”), our independent reserve engineer consulting firms, as of December 31, 2013. NSAI prepared the reserves estimates as of December 31, 2012 and 2011. Approximately 79% and 21% of the proved reserves estimates shown herein at December 31, 2013 have been independently prepared by NSAI and RSC, respectively. NSAI prepared the estimates on all our proved reserves as of December 31, 2013 on our properties other than in the TMS and the Eagle Ford Shale Trend areas. RSC prepared the estimate of proved reserves as of December 31, 2013 for our TMS and Eagle Ford Trend areas. Copies of the summary reserve reports of NSAI and RSC for 2013 are filed as exhibits 99.1 and 99.2, respectively to this Annual Report on Form 10-K. All of the subject reserves are located in the continental United States, primarily in Texas, Louisiana and Mississippi.

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

Prices we used to value our reserves are based on the twelve-month un-weighted arithmetic average of the first-day-of-the-month price for the period January through December 2013. For oil volumes, the average price of $96.94 per barrel is adjusted by lease for quality, transportation fees, and regional price differentials. For natural gas volumes, the average price of $3.67 per MMBtu is adjusted by lease for energy content, transportation fees, and regional price differentials. For natural gas liquids, the average price was $31.44 per Bbl.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(Unaudited)

Capitalized Costs

The table below reflects our capitalized costs related to our oil and natural gas producing activities at December 31, 2013, and 2012 (in thousands):

	2013	2012
Proved properties	$1,728,352	$1,532,199
Unproved properties	109,867	87,715

	1,838,219	1,619,914
Less accumulated depreciation, depletion and amortization	(1,016,422)	(901,621)

Net oil and natural gas properties	$821,797	$718,293

We have $9.7 million of capitalized exploratory well costs that are pending the determination of proved reserves as of December 31, 2013 and had $9.7 million as of December 31, 2012. During 2013, $4.4 million of the December 31, 2012 pending capitalized exploratory well costs were expensed.

Costs Incurred

Costs incurred in oil and natural gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Property Acquisition
Unproved	$22,973	$22,325	$22,698
Proved	15,533	—	—
Exploration	85,425	34,529	4,815
Development (1)	136,242	198,918	304,215

	$260,173	$255,772	$331,728

(1)	Includes asset retirement costs of $1.8 million in 2013, $2.7 million in 2012 and $2.1 million in 2011.

The following table sets forth our net proved oil and natural gas reserves at December 31, 2013, 2012 and 2011 and the changes in net proved oil and natural gas reserves during such years:

	Natural Gas (Mmcf) (5)			Oil, Condensate and NGLs (MBbls)
	2013	2012	2011 (4)	2013	2012	2011 (4)
Proved reserves at beginning of period	253,981	408,707	454,189	13,189	13,516	1,618
Revisions of previous estimates (1)	78,965	(112,601)	(78,859)	1,992	(1,372)	6,485
Extensions, discoveries and improved recovery (2)	17,776	4,420	69,643	6,165	4,661	6,059
Purchases of minerals in place	49	—	—	476	—	—
Sales of minerals in place	(148)	(20,919)	(99)	—	(2,524)	(3)
Production	(21,007)	(25,626)	(36,167)	(1,391)	(1,092)	(643)

Proved reserves at end of period	329,616	253,981	408,707	20,431	13,189	13,516

Proved developed reserves:
Beginning of period	119,671	169,344	187,417	6,447	6,532	746
End of period	117,184	119,671	169,344	10,100	6,447	6,532

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(Unaudited)

	Natural Gas Equivalents (Mmcfe)
	2013	2012	2011
Proved reserves at beginning of period	333,116	489,805	463,899
Revisions of previous estimates (1)	90,919	(120,832)	(39,949)
Extensions, discoveries and improved recovery (2)	54,765	32,387	106,000
Purchases of minerals in place	2,903	—	—
Sales of minerals in place (3)	(148)	(36,063)	(116)
Production	(29,352)	(32,181)	(40,029)

Proved reserves at end of period	452,203	333,116	489,805

Proved developed reserves:
Beginning of period	158,352	208,538	191,893
End of period	177,786	158,352	208,538

(1)	Revisions of previous estimates in 2013 were positive reflecting cases, which were uneconomic at year end 2012 pricing, but are now economic under year ended 2013 pricing.
(2)	Extensions and discoveries were positive on an overall basis in all three periods presented, primarily related to our continued drilling activity on existing and newly acquired properties in the Northwest Louisiana, East Texas and South Texas areas. We recognized reserve adds of 54.8 Bcfe in 2013 related to extensions and discoveries, of which approximately 13.2 Bcfe is attributed to the Haynesville Shale Trend and Cotton Valley Taylor Sand, approximately 17.8 Bcfe is attributed to the Eagle Ford Shale Trend and 23.8 Bcfe to the Tuscaloosa Marine Shale Trend.
(3)	In 2012, we sold approximately 36.1 Bcfe attributed to the sale of properties in the South Henderson field located in East Texas.

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves as of year-end is shown below (in thousands):

	2013	2012	2011
Future revenues	$2,568,448	$1,608,629	$2,242,060
Future lease operating expenses and production taxes	(787,619)	(467,600)	(497,901)
Future development costs (1)	(713,121)	(465,500)	(694,192)
Future income tax expense	(7,004)	(4,149)	(11,384)

Future net cash flows	1,060,704	671,380	1,038,583
10% annual discount for estimated timing of cash flows	(592,557)	(313,931)	(590,613)

Standardized measure of discounted future net cash flows	$468,147	$357,449	$447,970

Index price used to calculate reserves (2)
Natural gas (per Mcf)	$3.67	$2.76	$4.12
Oil (per Bbl)	$96.94	$91.21	$92.71

(1)	Includes cumulative asset retirement obligations of $42.8 million, $34.9 million, and 32.8 million in 2013, 2012 and 2011, respectively.
(2)	These index prices, used to estimate our reserves at these dates, are before deducting or adding applicable transportation and quality differentials on a well-by-well basis.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(Unaudited)

Changes in the Standardized Measure

The following are the principal sources of change in the standardized measure of discounted net cash flows for the years shown (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$357,449	$447,970	$358,678
Net changes in prices and production costs related to future production	(5,614)	(193,096)	(1,607)
Sales and transfers of oil and natural gas produced, net of production costs	(165,452)	(146,490)	(160,543)
Net change due to revisions in quantity estimates	156,009	(178,468)	(47,233)
Net change due to extensions, discoveries and improved recovery	145,843	197,583	259,967
Net change due to purchases and sales of minerals in place	16,371	(74,633)	(127)
Changes in future development costs	(103,033)	208,619	6,709
Previously estimated development cost incurred in period	50,402	69,688	18,080
Net change in income taxes	(2,476)	2,394	(591)
Accretion of discount	35,909	45,201	36,213
Change in production rates (timing) and other	(17,261)	(21,319)	(21,576)

Net increase (decrease) in standardized measures	110,698	(90,521)	89,292

Balance, end of year	$468,147	$357,449	$447,970

We believe with reasonable certainty that we will be able to obtain such capital in the normal course of business. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discount.

Summarized Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Revenues	47,084	48,485	57,161	50,565	203,295
Operating income (loss)	(13,142)	(14,192)	(854)	(8,122)	(36,310)
Net income (loss)	(28,463)	(16,143)	(27,085)	(23,495)	(95,186)
Net income (loss) applicable to common stock	(29,975)	(20,099)	(32,790)	(30,926)	(113,790)
Basic income (loss) per common share	(0.82)	(0.55)	(0.89)	(0.73)	(2.99)
Diluted income (loss) per common share	(0.82)	(0.55)	(0.89)	(0.73)	(2.99)
2012
Revenues	$45,308	$41,346	$45,960	$48,231	$180,845
Operating income (loss)	(14,241)	(14,157)	31,854	(67,141)	(63,685)
Net income (loss)	(17,729)	(3,202)	12,405	(75,676)	(84,202)
Net income (loss) applicable to common stock	(19,241)	(4,714)	10,894	(77,188)	(90,249)
Basic income (loss) per common share	(0.53)	(0.13)	0.30	(2.12)	(2.48)
Diluted income (loss) per common share	(0.53)	(0.13)	0.30	(2.12)	(2.48)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As required by SEC rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of December 31, 2013, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions as of February 21, 2014, are as follows:

Name	Age	Position
Patrick E. Malloy, III	71	Chairman of the Board of Directors
Walter G. “Gil” Goodrich	55	Vice Chairman, Chief Executive Officer and Director
Robert C. Turnham, Jr.	56	President, Chief Operating Officer and Director
Mark E. Ferchau	60	Executive Vice President
Jan L. Schott	45	Senior Vice President and Chief Financial Officer
Michael J. Killelea	51	Senior Vice President, General Counsel and Corporate Secretary
Henry Goodrich	83	Chairman—Emeritus and Director
Josiah T. Austin	66	Director
Peter D. Goodson	71	Director
Michael J. Perdue	59	Director
Arthur A. Seeligson	55	Director
Stephen M. Straty	58	Director
Gene Washington	67	Director

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

Jan L. Schott has served as Senior Vice President and Chief Financial Officer since 2010 and currently serves as both the Company’s Principal Financial Officer and Principal Accounting Officer. She joined the company in 2007 as Vice President and Controller. Ms. Schott has over 20 years of experience with the energy industry. Prior to joining the Company, Ms. Schott served in various accounting management positions with Apache Corporation from 1997 to 2007. Ms. Schott was in public accounting with KPMG LLP from 1991 to 1997. Ms. Schott is a certified public accountant.

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

Additional information required under Item 10, “Directors, Executive Officers and Corporate Governance,” will be provided in our Proxy Statement for the 2014 Annual Meeting of Stockholders. The information required by this Item is incorporated by reference to the information provided in our definitive proxy statement for the 2014 annual meeting of stockholders to be filed within 120 days from December 31, 2013. Additional information regarding our corporate governance guidelines as well as the complete text of our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and our Nominating and Corporate Governance Committee may be found on our website at www.goodrichpetroleum.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information provided under the caption “Executive Compensation” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information provided under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2013.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the information provided under the caption “Transactions with Related Persons” and “Corporate Governance-Our Board-Board Size; Director Independence” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2013.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information provided under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2013.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page 58.

All schedules are omitted because they are not applicable, not required or the information is included within the consolidated financial information or related notes.

(a)(3)	Exhibits

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Acquisition II, Inc., dated January 31, 1997 (Incorporated by reference to Exhibit 3.1 B of the Company’s Third Amended Registration Statement of Form S-1 (Registration No. 333-47078) filed on December 8, 2000).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated March 12, 1998 (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 1997).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 9, 2002 (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on December 3, 2007).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 30, 2007 (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 9, 2007).

3.6	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-12719) filed on February 19, 2008).

3.7	Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (File No. 001-12719) filed on December 22, 2005).

3.8	Certificate of Designation with respect to the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on April 10, 2013).

3.9	Certificate of Designation with respect to the 9.75% Series D Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on August 19, 2013).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement filed February 20, 1996 on Form S-8 (File No. 33-01077)).

4.2	Deposit Agreement, dated as of April 10, 2013, by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 10, 2013).

4.3	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 10, 2013).

4.4	Form of Certificate representing the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on April 10, 2013).

4.5	Deposit Agreement, dated as of August 19, 2013 by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 19, 2013).

4.6	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 19, 2013).

4.7	Form of Certificate representing the 9.75% Series D Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on August 19, 2013).

4.8	Indenture, dated December 6, 2006, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2006).

4.9	Indenture, dated as of September 28, 2009, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.10	First Supplemental Indenture dated as of September 28, 2009, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.11	Form of 5.00% Convertible Senior Note due 2029 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.12	Indenture (including the Form of Note), related to our 8.875% Senior Notes due 2019, dated as of March 2, 2011 among the Company, the Guarantor and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 8, 2011).

4.13	First Supplemental Indenture dated as of April 1, 2011 among Goodrich Petroleum Corporation and Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

4.14	Second Supplemental Indenture dated as of April 1, 2011 among Goodrich Petroleum Corporation and Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

4.15	Third Supplemental Indenture, dated as of August 26, 2013, between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 27, 2013).

10.1	Goodrich Petroleum Corporation 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement filed May 30, 1995 on Form S-4 (File No. 333-58631)).

10.2†	Goodrich Petroleum Corporation 2006 Long-Term Incentive Plan (Incorporated by reference to the Company’s Proxy Statement (File No. 001-12719) filed April 17, 2006).

10.3†	Goodrich Petroleum Corporation 1997 Non-Employee Director Compensation Plan (Incorporated by reference to the Company’s Proxy Statement (File No. 001-12719) filed April 27, 1998.

10.4†	Goodrich Petroleum Corporation Annual Bonus Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.5†	Non-employee Director Compensation Summary (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.6†	Form of Subscription Agreement dated September 27, 1999 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) dated October 15, 1999).

10.7†	Form of Grant of Restricted Phantom Stock (1995 Stock Option Plan) (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.8†	Form of Grant of Restricted Phantom Stock (2006 Long-Term Incentive Plan) (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.9†	Form of Director Stock Option Agreement (with vesting schedule) (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.10†	Form of Director Stock Option Agreement (immediate vesting) (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.11†	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.12†	Form of Nonqualified Option Agreement (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.13*†	Director Compensation Agreement between Patrick E. Malloy and Goodrich Petroleum Corporation dated June 1, 2011.

10.14†	Amended and Restated Severance Agreement between the Company and Walter G. Goodrich dated November 5, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.15†	Amended and Restated Severance Agreement between the Company and Robert C. Turnham, Jr. dated November 5, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.16†	Amended and Restated Severance Agreement between the Company and Mark E. Ferchau dated November 5, 2007 (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.17	Second Amended and Restated Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas and certain lenders dated May 5, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2009).

10.18	First Amendment to Second Amended and Restated Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas and certain lenders, dated as of September 22, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 28, 2009).

10.19	Participation Agreement between the Company and Turnham Interests, Inc. dated May 25, 2010 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 5, 2010).

10.20	Third Amendment to Second Amended and Restated Credit Agreement dated as of February 4, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on February 10, 2011).

10.21	Second Amendment to Second Amended and Restated Credit Agreement dated as of October 29, 2010 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on February 10, 2011).

10.22	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 3, 2011).

10.23	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of October 31, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 4, 2011).

10.24	Fifth Amendment to Second Amended and Restated Credit Agreement dated as of May 16, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 24, 2012).

10.25	Seventh Amendment to Second Amended and Restated Credit Agreement dated as of November 2, 2012 among Goodrich Petroleum Company, L.L.C., Well Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 7, 2013).

10.26	Eighth Amendment to Second Amended and Restated Credit Agreement dated as of March 13, 2013 among Goodrich Petroleum Company, L.L.C., Well Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 7, 2013).

10.27	Ninth Amendment to Second Amended and Restated Credit Agreement dated as of October 25, 2013 among Goodrich Petroleum Company, L.L.C., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2013).

10.28*†	Director Compensation Agreement between Patrick E. Malloy and Goodrich Petroleum Corporation dated June 1, 2013.

12.1*	Ratio of Earnings to Fixed Charges.

12.2*	Ratio of Earnings to Fixed Charges and Preference Securities Dividends.

21.1*	Subsidiary of the Registrant:

Goodrich Petroleum Company LLC—Organized in the State of Louisiana.

23.1*	Consent of Ernst & Young LLP—Independent Registered Public Accounting Firm.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.3*	Consent of Ryder Scott Company

31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.

99.2*	Report of Ryder Scott Company, Independent Petroleum Engineers and Geologists.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on February 21, 2014.

Signature	Title

/s/ WALTER G. GOODRICH Walter G. Goodrich	Vice Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAN L. SCHOTT Jan L. Schott	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ PATRICK E. MALLOY, III Patrick E. Malloy, III	Chairman of Board of Directors

/s/ ROBERT C. TURNHAM, JR. Robert C. Turnham, Jr.	President, Chief Operating Officer and Director

/s/ JOSIAH T. AUSTIN Josiah T. Austin	Director

/s/ HENRY GOODRICH Henry Goodrich	Director

/s/ PETER D. GOODSON Peter D. Goodson	Director

/s/ MICHAEL J. PERDUE Michael J. Perdue	Director

/s/ ARTHUR A. SEELIGSON Arthur A. Seeligson	Director

Signature	Title

/s/ STEPHEN M. STRATY Stephen M. Straty	Director

/s/ GENE WASHINGTON Gene Washington	Director