Form 10-Q
period 2014-03-31
GOODRICH PETROLEUM CORP
filed 2014-05-06
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The number of shares outstanding of the Registrant’s common stock as of May 2, 2014 was 44,281,273.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$810	$49,220
Restricted cash	51,816	51,816
Accounts receivable, trade and other, net of allowance	7,225	3,113
Accrued oil and natural gas revenue	21,612	19,455
Fair value of oil and natural gas derivatives	1,837	6,187
Inventory	1,980	2,076
Deferred tax assets	83	—
Prepaid expenses and other	855	1,278

Total current assets	86,218	133,145

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	1,888,922	1,838,220
Furniture, fixtures and equipment	7,264	6,960

	1,896,186	1,845,180
Less: Accumulated depletion, depreciation and amortization	(1,048,397)	(1,021,863)

Net property and equipment	847,789	823,317
Fair value of oil and natural gas derivatives	500	1,396
Deferred tax assets	—	665
Deferred financing cost and other	14,546	15,690

TOTAL ASSETS	$949,053	$974,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,884	$50,551
Accrued liabilities	31,603	48,603
Accrued abandonment costs	99	99
Deferred tax liabilities current	—	665
Fair value of oil and natural gas derivatives	5,445	4,341
Current portion of debt	50,381	49,663

Total current liabilities	145,412	153,922
Long-term debt	447,115	435,866
Accrued abandonment costs	20,975	20,757
Fair value of oil and natural gas derivatives	1,791	2,371
Transportation obligation	4,727	4,774
Deferred tax liabilities noncurrent	83	—

Total liabilities	620,103	617,690

Commitments and contingencies (See Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized:
Series B convertible preferred stock, issued and outstanding 2,250,000 shares	2,250	2,250
Series C cumulative preferred stock, issued and outstanding 4,400 shares	4	4
Series D cumulative preferred stock, issued and outstanding 5,200 shares	5	5
Common stock: $0.20 par value, 100,000,000 shares authorized; issued and outstanding 44,272,848 and 44,258,824 shares, respectively	8,855	8,852
Additional paid in capital	1,058,725	1,056,378
Retained earnings (accumulated deficit)	(740,889)	(710,966)

Total stockholders’ equity	328,950	356,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$949,053	$974,213

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Oil and natural gas revenues	$51,800	$47,054
Other	3	30

	51,803	47,084

OPERATING EXPENSES:
Lease operating expense	8,617	7,216
Production and other taxes	2,441	2,760
Transportation and processing	2,372	2,597
Depreciation, depletion and amortization	29,238	34,974
Exploration	2,317	3,335
General and administrative	8,941	9,387
Gain on sale of assets	—	(43)

	53,926	60,226

Operating loss	(2,123)	(13,142)

OTHER INCOME (EXPENSE):
Interest expense	(11,878)	(13,373)
Interest income and other	10	4
Loss on derivatives not designated as hedges	(8,501)	(1,952)

	(20,369)	(15,321)

Loss before income taxes	(22,492)	(28,463)
Income tax benefit	—	—

Net loss	(22,492)	(28,463)
Preferred stock dividends	7,431	1,512

Net loss applicable to common stock	$(29,923)	$(29,975)

PER COMMON SHARE
Net loss applicable to common stock—basic	$(0.68)	$(0.82)
Net loss applicable to common stock—diluted	$(0.68)	$(0.82)
Weighted average common shares outstanding—basic	44,273	36,684
Weighted average common shares outstanding—diluted	44,273	36,684

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,492)	$(28,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	29,238	34,974
Unrealized loss on derivatives not designated as hedges	5,770	2,104
Dry hole cost	44	200
Amortization of leasehold costs	1,647	2,047
Share based compensation (non-cash)	2,350	1,774
Gain on sale of assets	—	(43)
Amortization of finance cost and debt discount	2,632	3,414
Amortization of transportation obligation	210	313
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(4,112)	3,209
Accrued oil and natural gas revenue	(2,157)	1,717
Inventory	96	239
Prepaid expenses and other	362	27
Accounts payable	7,333	(6,913)
Accrued liabilities	(14,366)	(8,327)

Net cash provided by operating activities	6,555	6,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(58,154)	(52,211)
Proceeds from sale of assets	625	433

Net cash used in investing activities	(57,529)	(51,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(5,000)	(11,500)
Proceeds from bank borrowings	15,000	61,500
Preferred stock dividends	(7,431)	(1,512)
Debt issuance costs	(5)	(140)
Exercise of stock options and warrants	—	20
Other	—	(2)

Net cash provided by financing activities	2,564	48,366

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,410)	2,860
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,220	1,188

CASH AND CASH EQUIVALENTS, END OF PERIOD	$810	$4,048

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Significant Accounting Policies

Goodrich Petroleum Corporation (together with its subsidiary, “we,” “our,” or the “Company”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) South Texas, which includes the Eagle Ford Shale Trend, (ii) Northwest Louisiana and East Texas, which includes the Haynesville Shale and Cotton Valley Trends, and (iii) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale.

Principles of Consolidation—The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The consolidated financial statements include the financial statements of Goodrich Petroleum Corporation and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. Certain data in prior periods’ financial statements have been adjusted to conform to the presentation of the current period. We have evaluated subsequent events through the date of this filing.

Use of Estimates—Our management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with US GAAP.

Cash and Cash Equivalents—Cash and cash equivalents includes cash on hand, demand deposit accounts and temporary cash investments with maturities of ninety days or less at the date of purchase.

Restricted Cash—Restricted cash at March 31, 2014 of $51.8 million is held in escrow for the repurchase of the remaining outstanding principal amount on our 5% Convertible Senior Notes due 2029. See Note 3.

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

Each of these levels and our corresponding instruments classified by level are further described below:

•	Level 1 Inputs— unadjusted quoted market prices in active markets for identical assets or liabilities. Included in this level are our senior notes;

•	Level 2 Inputs—quotes which are derived principally from or corroborated by observable market data. Included in this level are our bank debt and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counterparties; and

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Level 3 Inputs—unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this level would be acquisitions and impairments of oil and natural gas properties.

The following table summarizes the fair value of our financial instruments that are recorded or disclosed at fair value classified in each level as of March 31, 2014:

	Fair Value Measurement as of March 31, 2014
	(in thousands)
Description	Level 1	Level 2	Level 3
Commodity Derivatives (see Note-6)	$—	$(4,899)	$—
Debt (see Note-3)	(509,558)	(10,000)	—

Total	$(509,558)	$(14,899)	$—

As of March 31, 2014 and December 31, 2013, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

As of March 31, 2014, we had interests in oil and natural gas properties totaling $846.1 million, net of accumulated depletion, which we account for under the successful efforts method. The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review. Due to the uncertainty inherent in these factors, we cannot predict when or if additional future impairment charges will be recorded. We estimate future net cash flows generated from our oil and natural gas properties by using forecasted oil and natural gas prices published by the New York Mercantile Exchange (“NYMEX”).

We determined during the first quarters of 2014 and 2013 that there were no indicators that the carrying amounts of our oil and natural gas properties were not recoverable from future cash flows; consequently, no impairment expense was recorded.

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

Asset Retirement Obligations—We follow the accounting standard related to accounting for asset retirement obligations. These obligations are related to the abandonment and site restoration requirements that result from the exploration and development of our oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense is included in “Depreciation, depletion and amortization” on our Consolidated Statements of Operations.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At March 31, 2014 and December 31, 2013, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

Derivative Instruments—We use derivative instruments such as futures, forwards, options, collars and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas and to hedge our exposure to changing interest rates. Accounting standards related to derivative instruments and hedging activities require that all derivative instruments subject to the requirements of those standards be measured at fair value and recognized as assets or liabilities in the balance sheet. We offset the fair value of our asset and liability positions with the same counterparty for each commodity type. Changes in fair value are required to be recognized in earnings unless specific hedge accounting criteria are met. All our realized gain or losses on our derivative contracts are the result of cash settlements. We have not designated any of our derivative contracts as hedges, accordingly; changes in fair value are reflected in earnings.

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

Guarantees—On March 2, 2011, we issued and sold $275 million aggregate principal amount of our 8.875% Senior Notes due 2019 (the “2019 Notes”). Upon issuance of the guarantee related to the 2019 Notes, our subsidiary also became a guarantor on our outstanding 2029 Notes and our 2026 Notes, pursuant to the respective indentures governing the 2029 Notes and 2026 Notes. On August 26, 2013 and October 1, 2013, we issued $109.25 million and $57.0 million, respectively, aggregate principal amount of our 2032 Notes, which are also guaranteed by our subsidiary pursuant to the terms of the indenture governing the 2032 Notes. The 2019 Notes, 2029 Notes, 2026 Notes and 2032 Notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiary, Goodrich Petroleum Company, L.L.C.

Goodrich Petroleum Corporation, as the parent company (the “Parent Company”), has no independent assets or operations. The guarantees are full and unconditional, subject to customary exceptions pursuant to the indentures governing our 2019 Notes, 2026 Notes, 2029 Notes and 2032 Notes, as discussed below. The Parent Company has no other subsidiaries. In addition, there are no restrictions on the ability of the Parent Company to obtain funds from its subsidiary by dividend or loan. Finally, the Parent Company’s wholly-owned subsidiary does not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the Parent Company in the form of loans, advances or cash dividends by the subsidiary without the consent of a third party.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees of the 2019 Notes will be released under certain circumstances, including in the event a Subsidiary Guarantor (as defined in the indenture governing the 2019 Notes) is sold or disposed of (whether by merger, consolidation, the sale of its capital stock or the sale of all or substantially all of its assets (other than by lease)) and whether or not the Subsidiary Guarantor is the surviving entity in such transaction to a person which is not the Parent Company or a Restricted Subsidiary of the Parent Company, such Subsidiary Guarantor will be released from its obligations under its Subsidiary Guarantee if the sale or other disposition does not violate the covenants described under “Limitation on Sales of Assets and Subsidiary Stock” in the indenture governing the 2019 Notes. In addition, a Subsidiary Guarantor will be released from its obligations under the indenture and its guarantee if such Subsidiary Guarantor ceases to guarantee any other indebtedness of the Parent Company or a Subsidiary Guarantor under a credit facility, and is not a borrower under the Senior Secured Credit Agreement, provided no Event of Default (as defined in the indenture governing the 2019 Notes) has occurred and is continuing; or if the Parent Company designates such subsidiary as an Unrestricted Subsidiary and such designation complies with the other applicable provisions of the indenture or if such subsidiary otherwise no longer meets the definition of a Restricted Subsidiary; or in connection with any covenant defeasance, legal defeasance or satisfaction and discharge of the 2019 Notes in accordance with the indenture.

Guarantees of the 2032 Notes, 2029 Notes and 2026 Notes will be released if the Subsidiary Guarantor no longer guarantees the 2019 Notes, if the Subsidiary Guarantor is dissolved or liquidated, if the Subsidiary Guarantor is no longer the Parent Company’s subsidiary or upon satisfaction and discharge of the 2032 Notes, 2029 Notes or 2026 Notes in accordance with their respective indentures.

New Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the ASU, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, the ASU (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, and (3) defines “discontinued operations” similarly to how it is defined under IFRS 5, “Non-current Assets Held for Sale and Discontinued Operations.”

The ASU requires entities to expand their disclosures about discontinued operations to include more information about assets, liabilities, income and expenses. In addition the ASU would also require entities to disclose the pre-tax income attributable to a disposal of “of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.”

The new standard is effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption would be permitted for any annual or interim period for which an entity’s financial statements have not yet been made available for issuance.

The adoption of this guidance is not expected to have an impact on the Company’s financial condition, results of operations or cash flows.

NOTE 2—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the period ending March 31, 2014 is as follows (in thousands):

March 31, 2014
Beginning balance	$20,856
Liabilities incurred	76
Revisions in estimated liabilities	—
Liabilities settled	—
Accretion expense	343
Dispositions	(201)

Ending balance	$21,074

Current liability	$99
Long term liability	$20,975

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Debt

Debt consisted of the following balances as of the dates indicated (in thousands):

	March 31, 2014			December 31, 2013
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$10,000	$10,000	$10,000	$—	$—	$—
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	51,816	50,381	52,772	51,816	49,663	51,686
5.0% Convertible Senior Notes due 2032 (3)	168,238	161,686	172,419	167,405	160,437	171,863
8.875% Senior Notes due 2019	275,000	275,000	283,938	275,000	275,000	288,063

Total debt	$505,483	$497,496	$519,558	$494,650	$485,529	$512,041

(1)	The carrying amount for the Second Amended and Restated Credit Agreement represents fair value as the variable interest rates are reflective of current market conditions. The fair value of the notes was obtained by direct market quotes within Level 1 of the fair value hierarchy.
(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was $1.4 million and $2.1 million as of March 31, 2014 and December 31, 2013, respectively.
(3)	The debt discount is amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The debt discount was $6.6 million and $7.0 million as of March 31, 2014 and December 31, 2013, respectively.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$585	*	$1,343	4.3%
3.25% Convertible Senior Notes due 2026	4	3.3%	4	3.3%
5.0% Convertible Senior Notes due 2029	1,424	11.0%	5,699	11.4%
5.0% Convertible Senior Notes due 2032	3,538	8.4%	—	—%
8.875% Senior Notes due 2019	6,327	9.2%	6,327	9.2%

Total	$11,878		$13,373

*	– Not meaningful.

Senior Credit Facility

Total lender commitments under the Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) are $600 million subject to borrowing base limitation which as of March 31, 2014 was $270 million. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. In connection with the April 1, 2014 redetermination, the borrowing base was set to $250 million. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 1.00% to 1.75%, or LIBOR plus 2.00% to 2.75%, depending on borrowing base utilization. As of March 31, 2014, we had $10 million outstanding under the Senior Credit Facility. Substantially all our assets are pledged as collateral to secure the Senior Credit Facility.

On March 25, 2013, we entered into an Eighth Amendment to our Senior Credit Facility, which was declared effective as of March 13, 2013, to amend certain covenants to permit payment of regular cash dividends up to $250 million in stated or liquidation value of any new series of preferred stock, for so long as no Default, Event of Default or Borrowing Base Deficiency (as such terms are defined in the Senior Credit Facility) exists. The Eighth Amendment also permitted us to fund an escrow account on or prior to June 30, 2014 sufficient to repurchase the outstanding principal amount of our 2029 Notes with future bank borrowings or cash on hand. As of March 31, 2014, we held $51.8 million in an escrow account to provide for the repurchase of the remaining outstanding principal amount of our 2029 Notes, which is reflected on our financial statements as Restricted Cash. Pursuant to the terms of our Senior Credit Facility, the funding of this escrow automatically extended the maturity of the Senior Credit Facility to February 25, 2016.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We were in compliance with all the financial covenants of the Senior Credit Facility as of March 31, 2014.

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

5% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of our 2029 Notes. The 2029 Notes mature on October 1, 2029, unless earlier converted, redeemed or repurchased. During 2013, we entered into separate, privately negotiated exchange agreements under which we retired $166.7 million in aggregate principal amount of these outstanding 2029 Notes in exchange for our issuance of the 2032 Notes in an aggregate principal amount of $166.3 million. The 2032 Notes will mature on October 1, 2032. As of March 31, 2014, $51.8 million in aggregate principal amount of the 2029 Notes remain outstanding with terms unchanged. Please see the description of the 2032 Notes below.

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

We separately account for the liability and equity components of our 2029 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. Upon issuance of the notes in September 2009, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, we recorded a debt discount of $49.4 million, thereby reducing the carrying value of $218.5 million notes on the December 31, 2009 balance sheet to $171.1 million and recorded an equity component net of tax of $32.1 million. The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. Subject to the adjustments made as the result of the 2013 exchange transactions, $1.4 million of debt discount remains to be amortized on the 2029 Notes as of March 31, 2014. Investors can demand repayment on October 1, 2014, accordingly the $50.4 million carrying value of the 2029 Notes is reflected on our financial statements as a current liability.

5% Convertible Senior Notes due 2032

We entered into separate, privately negotiated exchange agreements in 2013 under which we retired $166.7 million in aggregate principal amount of our outstanding 2029 Notes in exchange for the issuance of the 2032 Notes in an aggregate principal amount of $166.3 million. The 2032 Notes will mature on October 1, 2032.

Many terms of the 2032 Notes remain the same as the 2029 Notes they replaced, including the 5.0% annual cash interest rate and the conversion rate of 28.8534 shares of our common stock per $1,000 principal amount of 2032 Notes (equivalent to an initial conversion price of approximately $34.6580 per share of common stock), subject to adjustment in certain circumstances.

Unlike the 2029 Notes, the principal amount of the 2032 Notes accretes at a rate of 2% per year commencing August 26, 2013, compounding on a semi-annual basis, until October 1, 2017. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into our common stock. Holders have the option to require us to purchase any outstanding 2032 Notes on each of October 1, 2017, October 1, 2022 and October 1, 2027, at a price equal to 100% of the principal amount plus the accretion thereon. Accretion of principal is and will be reflected as a non-cash component of interest expense on our statement of operations during the term of the 2032 Notes. We have recorded $0.8 million of accretion during first quarter of 2014.

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

We separately account for the liability and equity components of our 2032 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 2032 Notes using an effective interest rate of 8%. We attributed $158.8 million of the fair value to the 2032 Note to debt component which compared to the face results in a debt discount of $7.5 million which will be amortized through the first put date of October 1, 2017. Additionally, we recorded $24.4 million within additional paid-in capital representing the equity component of the 2032 Notes. A debt discount of $6.6 million remains to be amortized on the 2032 Notes as of March 31, 2014.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.25% Convertible Senior Notes Due 2026

At March 31, 2014, $0.4 million of the 2026 Notes remained outstanding. Holders may present to us for redemption the remaining outstanding 2026 Notes on December 1, 2016 and December 1, 2021.

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

The 2026 Notes are convertible into shares of our common stock at a rate equal to the sum of:

a)	15.1653 shares per $1,000 principal amount of 2026 Notes (equal to a “base conversion price” of approximately $65.94 per share) plus

b)	an additional amount of shares per $1,000 of principal amount of 2026 Notes equal to the incremental share factor 2.6762), multiplied by a fraction, the numerator of which is the applicable stock price less the “base conversion price” and the denominator of which is the applicable stock price.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—Net Loss Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the three months ended March 31, 2014 and 2013. The following table sets forth information related to the computations of basic and diluted loss per share:

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands, except per share data)
Basic loss per share:
Loss applicable to common stock	$(29,923)	$(29,975)
Weighted average shares of common stock outstanding	44,273	36,684

Basic loss per share	$(0.68)	$(0.82)

Diluted loss per share:
Loss applicable to common stock	$(29,923)	$(29,975)
Dividends on convertible preferred stock (1)	—	—
Interest and amortization of loan cost on senior convertible notes, net of tax (2)	—	—

Diluted loss	$(29,923)	$(29,975)

Weighted average shares of common stock outstanding	44,273	36,684
Assumed conversion of convertible preferred stock (1)	—	—
Assumed conversion of convertible senior notes (2)	—	—
Stock options and restricted stock (3)	—	—

Weighted average diluted shares outstanding	44,273	36,684

Diluted loss per share	$(0.68)	$(0.82)

(1) Common shares issuable upon assumed conversion of convertible preferred stock were not presented as they would have been anti-dilutive.	3,588	3,588
(2) Common shares issuable upon assumed conversion of the 2026 Notes, 2029 Notes and 2032 Notes were not presented as they would have been anti-dilutive.	6,298	6,311
(3) Common shares issuable on assumed conversion of restricted stock and employee stock option were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	363	338

NOTE 5—Income Taxes

We recorded no income tax expense or benefit for the three months ended March 31, 2014. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed, and, as a result, we continue to maintain a full valuation allowance for our net deferred assets as of March 31, 2014.

As of March 31, 2014, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2013.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—Derivative Activities

We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All our realized gain or losses on our derivative contracts are the result of cash settlements. All gains and losses both realized and unrealized from our derivative contracts have been recognized in “Other income (expense)” on our Consolidated Statements of Operations.

The following table summarizes the realized and unrealized gains and losses we recognized on our oil and natural gas derivatives for the three month period ended March 31, 2014 and 2013.

	Three Months Ended March 31,
Oil and Natural Gas Derivatives (in thousands)	2014	2013
Realized gain/(loss) on oil and natural gas derivatives	$(2,731)	$152
Unrealized loss on oil and natural gas derivatives	(5,770)	(2,104)

Total loss on oil and natural gas derivatives	$(8,501)	$(1,952)

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all hedges are approved by the Hedging Committee of our Board of Directors, and reviewed periodically by the Board of Directors. As of March 31, 2014, the commodity derivatives we used were in the form of:

(a)	swaps, where we receive a fixed price and pay a floating price, based on NYMEX, Louisiana Light Sweet Crude (Argus) or specific transfer point quoted prices, and

(b)	calls, where we grant the counter party the option to buy an underlying commodity at a specified strike price, within a certain period.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Domestic crude oil and natural gas prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering derivative contracts. We would have not been at risk of losing fair value had our counterparties as a group been unable to fulfill their obligations as of March 31, 2014.

As of March 31, 2014, our open positions on our outstanding commodity derivative contracts, all of which were with Royal Bank of Canada, JPMorgan Chase Bank, N.A., Merrill Lynch Commodities, Inc. and Wells Fargo Bank, N.A., were as follows:

Contract Type	Daily Volume	Total Volume	Fixed Price	Fair Value at March 31, 2014 (in thousands)
Natural gas swaps (MMBtu)
2014	30,000	10,950,000	$4.18-5.06	$2,490
Natural gas calls (MMBtu)
2015	20,000	7,300,000	$5.05-5.06	(1,308)
2016	20,000	7,300,000	$5.05-5.06	(1,136)
Oil swaps (BBL)
2014	3,800	1,387,000	$90.95-$98.02	(5,282)
2015	1,300	474,500	$94.55	337

			Total	$(4,899)

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of March 31, 2014 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1 “Description of Business and Significant Accounting Policies-Fair Value Measurement” for our discussion for inputs used and valuation techniques for determining fair values.

	March 31, 2014 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$1,837	$—	$1,837
Non-current Assets Commodity Derivatives	—	500	—	500
Current Liabilities Commodity Derivatives	—	(5,445)	—	(5,445)
Non-current Liabilities Commodity Derivatives	—	(1,791)	—	(1,791)

Total	$—	$(4,899)	$—	$(4,899)

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Statement of Financial Position for the periods ending March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
Fair Value of Oil and Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Derivative Current Asset	$3,270	$(1,433)	$1,837	$6,658	$(471)	$6,187
Derivative Non-current Asset	$500	—	500	$1,396	—	$1,396
Derivative Current Liability	(6,878)	1,433	(5,445)	(4,812)	471	(4,341)
Derivative Non-current Liability	(1,791)	—	(1,791)	(2,371)	—	(2,371)

Total	$(4,899)	$—	$(4,899)	$871	$—	$871

NOTE 7—Commitments and Contingencies

As of March 31, 2014, we did not have any changes in material commitments and contingencies, including outstanding and pending litigation.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

We have made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with our management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning our operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and natural gas properties, marketing and midstream activities, and also include those statements accompanied by or that otherwise include the words “may,” “could,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “predicts,” “target,” “goal,” “plans,” “objective,” “potential,” “should,” or similar expressions or variations on such expressions that convey the uncertainty of future events or outcomes. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made; we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risk and uncertainties:

•	planned capital expenditures;

•	future drilling activity;

•	our financial condition;

•	business strategy including our ability to successfully transition to more liquids-focused operations;

•	the market prices of oil and natural gas;

•	uncertainties about our estimated quantities of oil and natural gas reserves;

•	financial market conditions and availability of capital;

•	production;

•	hedging arrangements;

•	future cash flows and borrowings;

•	litigation matters;

•	pursuit of potential future acquisition opportunities;

•	sources of funding for exploration and development;

•	general economic conditions, either nationally or in the jurisdictions in which we are doing business;

•	legislative or regulatory changes, including retroactive royalty or production tax regimes, hydraulic-fracturing regulation, drilling and permitting regulations, derivatives reform, changes in state and federal corporate taxes, environmental regulation, environmental risks and liability under federal, state and foreign and local environmental laws and regulations;

•	the creditworthiness of our financial counterparties and operation partners;

•	the securities, capital or credit markets;

•	our ability to repay our debt; and

•	other factors discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings, press releases and discussions with our management.

For additional information regarding known material factors that could cause our actual results to differ from projected results please read the rest of this report and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are an independent oil and natural gas company engaged in the exploration, development and production of properties primarily in (i) South Texas, which includes the Eagle Ford Shale Trend, (ii) Northwest Louisiana and East Texas, which includes the Haynesville Shale and Cotton Valley Trends and (iii) Southwest Mississippi and Southeast Louisiana which includes the Tuscaloosa Marine Shale (“TMS”).

We seek to increase shareholder value by growing our oil and natural gas reserves, production revenues and operating cash flow. In our opinion, on a long term basis, growth in oil and natural gas reserves and production on a cost-effective basis are the most important indicators of performance success for an independent oil and natural gas company.

We strive to increase our oil and natural gas reserves, production and cash flow through exploration and development activities. We develop an annual capital expenditure budget which is reviewed and approved by our board of directors on a quarterly basis and revised throughout the year as circumstances warrant. We take into consideration our projected operating cash flow and externally available sources of financing, such as bank debt, when establishing our capital expenditure budget.

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

Business Strategy

Our business strategy is to provide long-term growth in reserves and cash flow on a cost-effective basis. We focus on maximizing our return on capital employed and adding reserve value through the timely development of our Eagle Ford Shale Trend, Haynesville Shale, Cotton Valley Taylor Sand and TMS acreage. We regularly evaluate possible acquisitions of prospective acreage and oil and natural gas drilling opportunities.

Several of the key elements of our business strategy are the following:

•	Develop existing property base. We seek to maximize the value of our existing assets by developing and exploiting our properties with the lowest risk and the highest potential rate of return. We intend to develop our multi-year inventory of drilling locations on our acreage in the Eagle Ford Shale Trend, Haynesville Shale, Cotton Valley Taylor Sand and TMS in order to develop our oil and natural gas reserves.

•	Increase our oil production. During the past three years, we have concentrated on increasing our crude oil production and reserves by investing and drilling in the Eagle Ford Shale Trend and the TMS. We intend to take advantage of the current favorable sales price of oil compared to the relative sales price of natural gas, and continue to grow our oil production as a percentage of total production.

•	Expand acreage position in shale plays. As of March 31, 2014, we held approximately 306,000 net acres in the TMS in Southeastern Louisiana and Southwestern Mississippi. We continue to concentrate our efforts in areas where we can apply our technical expertise and where we have significant operational control or experience. To leverage our extensive regional knowledge base, we seek to acquire leasehold acreage with significant drilling potential in areas that exhibit characteristics similar to our existing properties. We continually strive to rationalize our portfolio of properties by selling marginal non-core properties in an effort to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.

•	Focus on maximizing cash flow margins. We intend to maximize operating cash flow by focusing on higher-margin oil development in the Eagle Ford Shale Trend and the TMS. In the current commodity price environment, our Eagle Ford Shale Trend and TMS assets offer more attractive rates of return on capital invested and cash flow margins than our natural gas assets.

•	Maintain financial flexibility. As of March 31, 2014, we had a borrowing base of $270 million under our $600 million Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”), on which only $10 million in borrowings was outstanding. As of April 2014, our borrowing base was set at $250 million. We have historically funded growth through operating cash flow, debt, equity and equity-linked security issuances, divestments of non-core assets and entering into strategic joint ventures. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including fixed price swaps, swaptions and costless collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy.

Overview of First Quarter 2014 Results

First Quarter 2014 financial and operating results included:

•	Our oil and condensate production for the first quarter of 2014 increased to 32% of our total production compared to 31% of our total production in the first quarter of 2013.

•	Our revenues for the first quarter of 2014 increased 10% to $51.8 million compared to $47.1 in the first quarter of 2013.

•	We successfully completed and produced from our operated CMR 8-5H #1 well in our emerging TMS play.

•	We conducted drilling operations on 11 gross (6.8 net) wells in the first quarter of 2014, including 3 gross (2.0 net) Eagle Ford Shale Trend wells in South Texas and 8 gross (4.8 net) wells in the TMS. We added 3 gross (2.64 net) wells to production in the first quarter of 2014, all of which were in the TMS. As of March 31, 2014, we had 2 gross (1.34 net) wells drilled and waiting on completion, one well in the TMS and one well in the Eagle Ford Shale.

Primary Operating Areas

Eagle Ford Shale Trend

During the three months ended March 31, 2014, we continued drilling operations on our acreage in the Eagle Ford Shale Trend. We entered into the Eagle Ford Shale Trend in April 2010, with our leasehold position located in La Salle and Frio Counties, Texas. We held approximately 45,000 gross (30,000 net) acres as of March 31, 2014, all of which are either producing from or prospective for the Eagle Ford Shale. During the first three months of 2014, we conducted drilling operations on 3 gross (2.0 net) Eagle Ford Shale Trend wells. During the remainder of 2014, we plan to conduct drilling operations on 6 gross (4.0 net) wells in the Eagle Ford Shale Trend. During the first three months of 2014, we spent $7.5 million on drilling and completion, leasehold and infrastructure capital expenditures in the Eagle Ford Shale Trend. As of March 31, 2014, we had one gross (0.67 net) Eagle Ford Shale Trend well drilled and waiting on completion.

Tuscaloosa Marine Shale

We held approximately 415,000 gross (306,000 net) acres in the Tuscaloosa Marine Shale as of March 31, 2014. Our acreage is located in Southeastern Louisiana and in Southwestern Mississippi. During the first quarter of 2014, we conducted drilling operations on 8 gross (4.8 net) wells in the Tuscaloosa Marine Shale, of which 2 wells (0.04 net) wells were non-operated. As of March 31, 2014, we had one gross (0.7 net) TMS wells drilled and waiting on completion.

During the first three months of 2014, we spent $47.5 million in the Tuscaloosa Marine Shale Trend, which included $5.8 million for leasehold costs.

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Rusk, Panola, Angelina and Nacogdoches Counties, Texas and DeSoto and Caddo Parishes, Louisiana. We hold approximately 110,000 gross (65,000 net) acres as of March 31, 2014 producing from and prospective for the Haynesville Shale. Our net production volumes from our Haynesville Shale wells aggregated approximately 34,776 Mcfe per day in the first quarter of 2014, or 48% of our total production for the quarter.

Results of Operations

For the three months ended March 31, 2014, we reported net loss applicable to common stock of $29.9 million, or $0.68 per basic and diluted share, on total revenue of $51.8 million as compared to net loss applicable to common stock of $30.0 million, or $0.82 per basic and diluted share, on total revenue of $47.1 million for the three months ended March 31, 2013. Increases in revenue and decreased operating expenses were offset by increased derivative losses and increased preferred stock dividends for a slight improvement in net loss applicable to common stock.

The following table reflects our summary operating information for the periods presented (in thousands except for price and volume data). Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

(In thousands, except for price data)	Three Months Ended March 31,
	2014	2013	Variance
Revenues:
Natural gas	$18,304	$14,080	$4,224	30%
Oil and condensate	33,496	32,974	522	2%
Natural gas, oil and condensate	51,800	47,054	4,746	10%
Operating revenues	51,803	47,084	4,719	10%
Operating expenses	53,926	60,226	(6,300)	(10%)
Operating income (loss)	(2,123)	(13,142)	11,019	(84%)
Net income (loss) applicable to common stock	(29,923)	(29,975)	52	0%
Net Production:
Natural gas (MMcf)	4,431	4,144	287	7%
Oil and condensate (MBbls)	341	308	33	11%
Total (Mmcfe)	6,476	5,992	484	8%
Average daily production (Mcfe/d)	71,957	66,582	5,375	8%

(In thousands, except for price data)	Three Months Ended March 31,
	2014	2013	Variance
Average realized sales price per unit:
Natural gas (per Mcf)	$4.13	$3.40	$0.73	21%
Natural gas (per Mcf) including realized derivatives	4.05	3.40	0.65	19%
Oil and condensate (per Bbl)	98.27	107.02	(8.75)	(8%)
Oil and condensate (per Bbl) including realized derivatives	91.34	107.52	(16.18)	(15%)
Average realized price (per Mcfe)	8.00	7.85	0.15	2%

Oil and Natural Gas Revenue

Revenues from operations increased by approximately $4.7 million for the three months ended March 31, 2014 compared to the same period in 2013 reflecting the increase in production volumes and higher average realized natural gas sales prices which increased revenues by approximately $7.4 million and were partially offset by lower realized oil and condensate prices which decreased revenues by approximately $2.7 million. We are focusing our resources on increasing oil production, which we are currently able to sell at a more favorable relative price than natural gas. For the three months ended March 31, 2014, 65% of our oil and natural gas revenue was attributable to oil sales compared to 70% for the three months ended March 31, 2013.

The difference in our realized prices inclusive of the effect of the realized gains and losses on our derivatives between the three month periods ended March 31, 2014 and 2013 relates to our natural gas swap contracts and to the differences between our oil derivative fixed prices. In first quarter of 2014, we had 30,000 MMBtu per day hedged at an average floor price of $4.76 per MMbtu and in the first quarter 2013 we did not have natural gas derivatives. In the three months ended March 31, 2014, we had 3,800 Bbls of oil per day hedged at an average fixed price of $93.65 per Bbl and as of March 31, 2013, we had an average of 3,672 Bbls of oil per day hedged at an average fixed price of $100.49 per Bbl.

Operating Expenses

As described below, operating expenses decreased $6.3 million, or 10%, to $53.9 million in three months ended March 31, 2014 from $60.2 million in the same period in 2013.

	Three Months Ended March 31,
Operating Expenses (in thousands)	2014	2013	Variance
Lease operating expenses	$8,617	$7,216	$1,401	19%
Production and other taxes	2,441	2,760	(319)	(12%)
Transportation and processing	2,372	2,597	(225)	(9%)
Exploration	2,317	3,335	(1,018)	(31%)

	Three Months Ended March 31,
Operating Expenses per Mcfe	2014	2013	Variance
Lease operating expenses	$1.33	$1.20	$0.13	11%
Production and other taxes	0.38	0.46	(0.08)	(17%)
Transportation and processing	0.37	0.43	(0.06)	(14%)
Exploration	0.36	0.56	(0.20)	(36%)

Lease Operating Expense

Lease operating expense (“LOE’) increased $1.4 million in the first quarter of 2014 compared to the first quarter of 2013. The majority of the increase or $0.9 million was associated with the wells we purchased in August 2013 and wells we brought online in the TMS. The remaining increase is attributable to the wells we brought on line and workover cost in the Eagle Ford Shale. LOE in the first quarter of 2014 included workover expense of $2.0 million which added $0.30 per Mcfe to unit expense compared to workover expense of $1.6 million in the first quarter of 2013 which added $0.26 per Mcfe to unit expense. Our LOE will generally trend higher as we add more oil wells to our well count in these two active drilling areas.

Production and Other Taxes

Production and other taxes for the first quarter of 2014, included production tax of $1.8 million and ad valorem tax of $0.6 million. During the comparable period in 2013, production and other taxes included production tax of $1.8 million and ad valorem tax of $0.9 million.

Production tax remained the same for the first quarter of 2014 compared to the first quarter 2013. The increase in production tax associated with higher oil production from our Eagle Ford Shale wells and higher natural gas production volumes from our non-operated Haynesville Shale wells in Louisiana were offset by a decrease in oil prices between the comparative periods. Production tax is assessed on produced oil value whereas in Louisiana, natural gas production tax is assessed on production volume. We did not earn any tax credits in 2014 or 2013 attributed to Tight Gas Sands credits for our wells in the State of Texas. Our Louisiana tax exemption on certain of our horizontal natural gas wells have expired.

The State of Mississippi has enacted an exemption from the existing 6% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which will be partially offset by a 1.3% local severance tax on such wells. The exemption is applicable until the earlier of (i) 30 months from the date of first sale of production or (ii) until payout of the well cost is achieved. The net revenues from our wells drilled in our TMS acreage in Southwestern Mississippi are favorably impacted by this exemption.

Transportation and Processing Expense

Transportation and processing expense decreased in the three months ended March 31, 2014 compared to the same period in 2013, as a result of lower operated natural gas production which carries substantially all of our transportation and processing cost.

Exploration

Exploration expense decreased in the first quarter of 2014 from the first quarter of 2013. We had no seismic cost in the first quarter of 2014 compared to $0.4 million in the first quarter of 2013. Lease amortization in the first quarter 2014 decreased $0.4 million to $1.6 million from $2.0 million in the first quarter of 2013.

	Three Months Ended March 31,
Operating Expenses (in thousands)	2014	2013	Variance
Depreciation, depletion and amortization	$29,238	$34,974	$(5,736)	(16%)
General and administrative	8,941	9,387	(446)	(5%)

	Three Months Ended March 31,
Operating Expenses per Mcfe	2014	2013	Variance
Depreciation, depletion and amortization	$4.51	$5.84	$(1.33)	(23%)
General and administrative	1.38	1.57	(0.19)	(12%)

Depreciation Depletion and Amortization (“DD&A”)

DD&A expense for the first quarter of 2014 decreased as compared to the first quarter of 2013 despite an increase in production volumes. We calculated DD&A rates for the first half of 2014 using oil and natural gas reserves as of December 31, 2013. Our reserve report as of December 31, 2013 reflected additional proved reserves as a result of our activity in our Eagle Ford Shale properties and drilling cost reductions, which reduced our DD&A rate.

General and Administrative (“G&A”) Expense

G&A expense decreased in the first quarter of 2014 compared to the first quarter of 2013. The decrease reflects the higher compensation expense incurred for 2012 employee bonuses that were paid in the first quarter of 2013. Share-based compensation expense, which is a non-cash item, amounted to $2.4 million in the first quarter of 2014, a $0.6 million increase over the first quarter of 2013.

Other Income (Expense)

	Three Months Ended March 31,
Other income (expense) (in thousands):	2014	2013
Interest expense	$(11,878)	$(13,373)
Interest income and other	10	4
Loss on derivatives not designated as hedges	(8,501)	(1,952)
Average funded borrowings adjusted for debt discount	489,151	607,508
Average funded borrowings	497,595	620,079

Interest Expense

Our interest expense decreased in the first quarter of 2014 compared to the first quarter of 2013 as a result of the lower average level of outstanding debt in the first quarter of 2014. The lower average level of debt resulted from having only minimal amounts outstanding under our Senior Credit Facility during the first quarter of 2014. Also effecting our interest expense reduction is the lowering of our effective interest rate on the 5% Convertible Senior Notes due 2032 (the “2032 Notes”) compared to the 5% Convertible Senior Notes due 2029 (the “2029 Notes”) that were exchanged in the second half of 2013. Non-cash interest expense of $2.6 million is included in the interest expense reported for the first quarter of 2014 compared to $3.4 million in the first quarter of 2013.

Loss on Derivatives Not Designated as Hedges

Loss on derivatives not designated as hedges was $8.5 million for the first quarter of 2014. The loss includes a realized loss of $2.7 million on the cash settlement of our oil and natural gas derivatives and an unrealized loss of $5.8 million. The unrealized loss reflects the higher average futures strip prices from December 31, 2013 as compared to March 31, 2014.

We will continue to be exposed to volatility in earnings resulting from changes in the fair value of our commodity contracts as we do not designate these contracts as hedges.

Income Tax Benefit

We recorded no income tax benefit for the three months ended March 31, 2014. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of March 31, 2014.

Adjusted EBITDAX (1)

	Three Months Ended March 31,
	2014	2013
Net Loss (GAAP)	$(22,492)	$(28,463)
Exploration Expense	2,317	3,335
Depreciation, depletion and amortization	29,238	34,974
Impairment	—	—
Stock compensation expense	2,350	1,774
Interest expense	11,878	13,373
Unrealized loss on derivatives not designated as hedges	5,770	2,104
Other items (2)	(10)	(47)
Adjusted EBITDAX	$29,051	$27,050

(1)	Adjusted EBITDAX is earnings before interest expense, income tax, DD&A, exploration expense and impairment of oil and gas properties. In calculating EBITDAX for this purpose, earnings include realized gains (losses) from derivatives but exclude unrealized gains (losses) from derivatives. Other excluded items include Interest income and other, Gain/loss on sale of assets, Gain/(loss) on early extinguishment of debt and other expense.
(2)	Other items include interest income and gain on sale of assets.

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

Liquidity and Capital Resources

Overview

Our primary sources of cash during the first quarter of 2014 were from cash on hand, cash flow from operating activities and borrowings under our Senior Credit Facility. We used cash primarily to fund our capital spending program, pay interest on outstanding debt, and pay preferred stock dividends. We expect to finance our estimated capital expenditures for the remainder of 2014 through a combination of cash from operating activities and borrowings under our Senior Credit Facility.

We have in place a $600 million Senior Credit Facility, entered into with a syndicate of U.S. and international lenders. As of March 31, 2014, we had a $270 million borrowing base with $10.0 million in outstanding borrowings. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. In connection with the April 1, 2014 redetermination, the borrowing base was set at $250 million. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 1.00% to 1.75%, or LIBOR plus 2.00% to 2.75%, depending on borrowing base utilization. Substantially all our assets are pledged as collateral to secure the Senior Credit Facility. We were in compliance with existing covenants under the Senior Credit Facility at March 31, 2014.

As of March 31, 2014, we held $51.8 million in an escrow account to provide for the repurchase of the remaining outstanding principal amount of our 2029 Notes. Pursuant to the terms of our Senior Credit Facility, the funding of this escrow account automatically extended the maturity of the Senior Credit Facility to February 25, 2016. The $51.8 million in escrow as of March 31, 2014 is reflected in our financial statements as Restricted Cash. In the event the outstanding amount of 2029 Notes is further reduced, the amount required to be held in escrow will be correspondingly reduced and released to us. Any amounts remaining in escrow pursuant to this requirement will be released to us on October 2, 2014. Holders of the remaining outstanding 2029 Notes have the right to require us to purchase some or all of such notes at par on October 1, 2014. Accordingly, the $50.4 million carrying value of the 2029 Notes, which is net of debt discount, is reflected on our March 31, 2014 financial statements as a current liability.

Our total capital expenditure budget for 2014 is expected to range between $325 million to $375 million. We plan to focus our 2014 drilling efforts in the TMS by allocating a range of $225 million to $300 million, or approximately 70% to 80% of our total capital budget, to the play. We will continue to develop our oil assets in the Eagle Ford Shale Trend and plan to spend approximately $40 million in the play for 2014. We plan on spending a range of $25 million to $50 million in 2014 on gas directed drilling activity in the Haynesville Shale on our Angelina River Trend acreage.

We continuously monitor our leverage position and coordinate our capital program with our expected cash flows and repayment of our projected debt. We will continue to evaluate funding alternatives as needed.

Alternatives available to us include:

•	sale of non-core assets;

•	joint venture partnerships in our TMS, Eagle Ford Shale Trend, and/or core Haynesville Shale acreage;

•	availability of funds under our Senior Credit Facility; and

•	issuance of debt or equity securities.

We have supported our cash flows with oil derivative contracts which covered approximately 73% of our oil and natural gas sales volumes for the first quarter of 2014. We have also supported our cash flows by entering into derivative positions currently covering approximately 64% of our projected oil and natural gas sales volumes for the remainder of 2014. See Note 6—“Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Three Months Ended March 31,
	2014	2013	Variance
Cash flow statement information:
Net cash:
Provided by operating activities	$6,555	$6,272	$283
Used in investing activities	(57,529)	(51,778)	(5,751)
Provided by financing activities	2,564	48,366	(45,802)

Increase (decrease) in cash and cash equivalents	$(48,410)	$2,860	$(51,270)

Operating activities. Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash provided by operating activities for the three months ended March 31, 2014 totaled $6.6 million up $0.3 million from the three months ended March 31, 2013. The three main drivers for the increase include operating revenues, the realized gain (loss) on derivatives not designated as hedges, and changes in working capital. Operating revenues increased $4.7 million for the three months ended March 31, 2014 compared to the same period in 2013 reflecting the increase in production volumes and higher average realized natural gas sales prices. Partially offsetting this increase was the realized loss on derivatives not designated as hedges of $2.7 million for the three months ended March 31, 2014 compared to a realized gain on derivatives not designated as hedges of $0.1 million for the three months ended March 31, 2013, which led to a variance of $2.8 million. The $2.7 million change in working capital from $10.1 million in negative working capital changes for the three months ended March 31, 2013 to $12.8 million in negative working capital changes for the three months ended March 31, 2014 results from timing of payments related to drilling and completion activity for each respective period.

Investing activities. Net cash used in investing activities was $57.5 million for the three months ended March 31, 2014, compared to $51.8 million for the three months ended March 31, 2013. While we booked capital expenditures of approximately $55.9 million in the three months ended March 31, 2014, we paid out cash amounts totaling $58.1 million in the three months ended March 31, 2014. The difference is attributed to $22.5 million accrued at December 31, 2013 and paid in the three months ended March 31, 2014 partially offset by $20.3 million in drilling and completion costs accrued at March 31, 2014, Offsetting our capital expenditures in the first quarter of 2014 was the receipt of $0.6 million in net proceeds, primarily from the sale of non-core assets located in East Texas.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2014 consisted of net proceeds from borrowings under our Senior Credit Facility of $10 million, partially offset by preferred stock dividends of $7.4 million. We had $10 million in borrowings outstanding under our Senior Credit Facility as of March 31, 2014. In the three months ended March 31, 2013, net cash used in financing activities consisted primarily of net proceeds from borrowings under our Senior Credit Facility of $50 million, partially offset by preferred stock dividends of $1.5 million and debt issuance cost of $0.1 million. We had $145 million in borrowings outstanding under our Senior Credit Facility as of March 31, 2013.

Debt consisted of the following balances as of the dates indicated (in thousands):

	March 31, 2014			December 31, 2013
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$10,000	$10,000	$10,000	$—	$—	$—
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	51,816	50,381	52,772	51,816	49,663	51,686
5.0% Convertible Senior Notes due 2032 (3)	168,238	161,686	172,419	167,405	160,437	171,863
8.875% Senior Notes due 2019	275,000	275,000	283,938	275,000	275,000	288,063

Total debt	$505,483	$497,496	$519,558	$494,650	$485,529	$512,041

(1)	The carrying amount for the Second Amended and Restated Credit Agreement represents fair value as the variable interest rates are reflective of current market conditions. The fair value of the notes was obtained by direct market quotes within Level 1 of the fair value hierarchy.
(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was $1.4 million and $2.1 million as of March 31, 2014 and December 31, 2013, respectively.
(3)	The debt discount is amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The debt discount was $6.6 million and $7.0 million as of March 31, 2014 and December 31, 2013, respectively.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$585	*	$1,343	4.3%
3.25% Convertible Senior Notes due 2026	4	3.3%	4	3.3%
5.0% Convertible Senior Notes due 2029	1,424	11.0%	5,699	11.4%
5.0% Convertible Senior Notes due 2032	3,538	8.4%	—	—%
8.875% Senior Notes due 2019	6,327	9.2%	6,327	9.2%

Total	$11,878		$13,373

*	- Not meaningful

For additional information on our financing activities, see Note 3 – “Debt” in the Notes to Consolidated Financial Statements under Part 1 Item I of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2013, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended March 31, 2014.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Our primary market risks are attributable to fluctuations in commodity prices and interest rates. These fluctuations can affect revenues and cash flow from operating, investing and financing activities. Our risk-management policies provide for the use of derivative instruments to manage these risks. The types of derivative instruments we utilize include futures, swaps, options and fixed-price physical-delivery contracts. The volume of commodity derivative instruments we utilize may vary from year to year and is governed by risk-management policies with levels of authority delegated by our Board of Directors. Both exchange and over-the-

counter traded commodity derivative instruments may be subject to margin deposit requirements, and we may be required from time to time to deposit cash or provide letters of credit with exchange brokers or its counterparties in order to satisfy these margin requirements.

For information regarding our accounting policies and additional information related to our derivative and financial instruments, see Note 1—“Description of Business and Significant Accounting Policies”, Note 6—“Derivative Activities” and Note 3—“Debt” in the Notes to Consolidated Financial Statements under Part 1, Item I of this Quarterly Report on Form 10-Q.

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

As of March 31, 2014, we had derivative instruments in place for 2014 of 3,800 Bbls per day (crude oil) and 30,000 Mmbtu per day (natural gas). At March 31, 2014, we have a net liability derivative position of $4.9 million related to these derivative instruments. Utilizing actual derivative contractual volumes a hypothetical 10% increase in oil and natural gas prices would have increased the net derivative liability to $21.2 million, while a hypothetical 10% decrease in oil and natural gas prices would have turned our derivative position to a net derivative asset of $9.6 million. However, a gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

Adoption of Comprehensive Financial Reform

The adoption of comprehensive financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of March 31, 2014, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1. under “Note 7—Commitments and Contingencies” to our Notes to Consolidated Financial Statements in this Form 10-Q.

Item 1A—Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or future results.

Item 6—Exhibits

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Acquisition II, Inc., dated January 31, 1997 (Incorporated by reference to Exhibit 3.1 B of the Company’s Third Amended Registration Statement of Form S-1 (Registration No. 333-47078) filed on December 8, 2000).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated March 12, 1998 (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 1997).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 9, 2002 (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on December 3, 2007).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 30, 2007 (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 9, 2007).

3.5	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-12719) filed on February 19, 2008).

3.6	Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (File No. 001-12719) filed on December 22, 2005).

3.7	Certificate of Designation with respect to the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on April 10, 2013).

3.8	Certificate of Designation with respect to the 9.75% Series D Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on August 19, 2013).

31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: May 6, 2014	By:	/S/ WALTER G. GOODRICH
Walter G. Goodrich
Vice Chairman & Chief Executive Officer

Date: May 6, 2014	By:	/S/ JAN L. SCHOTT
Jan L. Schott
Senior Vice President & Chief Financial Officer