Form 10-Q
period 2014-06-30
GOODRICH PETROLEUM CORP
filed 2014-08-07
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares outstanding of the Registrant’s common stock as of August 4, 2014 was 44,427,770.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$454	$49,220
Restricted cash	51,816	51,816
Accounts receivable, trade and other, net of allowance	5,870	3,113
Accrued oil and natural gas revenue	21,066	19,455
Fair value of oil and natural gas derivatives	1,155	6,187
Inventory	2,148	2,076
Deferred tax assets	343	—
Prepaid expenses and other	2,345	1,278

Total current assets	85,197	133,145

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	1,995,396	1,838,220
Furniture, fixtures and equipment	7,425	6,960

	2,002,821	1,845,180
Less: Accumulated depletion, depreciation and amortization	(1,078,887)	(1,021,863)

Net property and equipment	923,934	823,317
Fair value of oil and natural gas derivatives	—	1,396
Deferred tax assets	—	665
Deferred financing cost and other	14,022	15,690

TOTAL ASSETS	$1,023,153	$974,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$90,755	$50,551
Accrued liabilities	55,815	48,603
Accrued abandonment costs	99	99
Deferred tax liabilities current	—	665
Fair value of oil and natural gas derivatives	9,771	4,341
Current portion of debt	51,098	49,663

Total current liabilities	207,538	153,922
Long-term debt	486,378	435,866
Accrued abandonment costs	21,501	20,757
Fair value of oil and natural gas derivatives	3,016	2,371
Transportation obligation	4,675	4,774
Deferred tax liabilities noncurrent	343	—

Total liabilities	723,451	617,690

Commitments and contingencies (See Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized:
Series B convertible preferred stock, issued and outstanding 2,250,000 shares	2,250	2,250
Series C cumulative preferred stock, issued and outstanding 4,400 shares	4	4
Series D cumulative preferred stock, issued and outstanding 5,200 shares	5	5
Common stock: $0.20 par value, 100,000,000 shares authorized; issued and outstanding 44,427,670 and 44,258,824 shares, respectively	8,886	8,852
Additional paid in capital	1,061,982	1,056,378
Retained earnings (accumulated deficit)	(773,425)	(710,966)

Total stockholders’ equity	299,702	356,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,023,153	$974,213

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Oil and natural gas revenues	$53,273	$48,071	$105,073	$95,125
Other	46	414	49	444

	53,319	48,485	105,122	95,569

OPERATING EXPENSES:
Lease operating expense	7,312	5,881	15,929	13,097
Production and other taxes	1,983	2,742	4,424	5,502
Transportation and processing	2,339	2,476	4,711	5,073
Depreciation, depletion and amortization	30,076	34,513	59,314	69,487
Exploration	2,350	9,511	4,667	12,846
General and administrative	9,454	7,645	18,395	17,032
Gain on sale of assets	—	—	—	(43)
Other	3,357	(91)	3,357	(91)

	56,871	62,677	110,797	122,903

Operating loss	(3,552)	(14,192)	(5,675)	(27,334)

OTHER INCOME (EXPENSE):
Interest expense	(11,751)	(13,027)	(23,629)	(26,400)
Interest income and other	10	15	20	19
Gain (loss) on derivatives not designated as hedges	(9,813)	11,061	(18,314)	9,109

	(21,554)	(1,951)	(41,923)	(17,272)

Loss before income taxes	(25,106)	(16,143)	(47,598)	(44,606)
Income tax benefit	—	—	—	—

Net loss	(25,106)	(16,143)	(47,598)	(44,606)
Preferred stock dividends	7,430	3,956	14,861	5,468

Net loss applicable to common stock	$(32,536)	$(20,099)	$(62,459)	$(50,074)

PER COMMON SHARE
Net loss applicable to common stock—basic	$(0.73)	$(0.55)	$(1.41)	$(1.36)
Net loss applicable to common stock—diluted	$(0.73)	$(0.55)	$(1.41)	$(1.36)
Weighted average common shares outstanding—basic	44,308	36,701	44,290	36,692
Weighted average common shares outstanding—diluted	44,308	36,701	44,290	36,692

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,598)	$(44,606)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	59,314	69,487
Unrealized (gain) loss on derivatives not designated as hedges	12,504	(8,874)
Amortization of leasehold costs	2,411	9,744
Share based compensation (non-cash)	4,648	3,474
Gain on sale of assets	—	(43)
Exploration cost	785	589
Amortization of finance cost and debt discount	5,299	6,842
Amortization of transportation obligation	420	636
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(2,758)	3,649
Accrued oil and natural gas revenue	(1,611)	(192)
Inventory	(72)	330
Prepaid expenses and other	(339)	(2,618)
Accounts payable	40,204	(5,236)
Accrued liabilities	(3,361)	2,678

Net cash provided by operating activities	69,846	35,860

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(152,199)	(114,673)
Proceeds from sale of assets	625	433

Net cash used in investing activities	(151,574)	(114,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	106,000	105,500
Principal payments of bank borrowings	(58,000)	(125,500)
Proceeds from preferred stock offering	—	105,610
Preferred stock dividends	(14,861)	(5,468)
Debt issuance costs	(318)	(312)
Exercise of stock options and warrants	141	20
Other	—	(8)

Net cash provided by financing activities	32,962	79,842

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,766)	1,462
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,220	1,188

CASH AND CASH EQUIVALENTS, END OF PERIOD	$454	$2,650

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Significant Accounting Policies

Goodrich Petroleum Corporation (together with its subsidiary, “we,” “our,” or the “Company”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale, (ii) South Texas, which includes the Eagle Ford Shale Trend and (iii) Northwest Louisiana and East Texas, which includes the Haynesville Shale and Cotton Valley Trends.

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

Restricted Cash—Restricted cash at June 30, 2014 of $51.8 million is held in escrow for the repurchase of the remaining outstanding principal amount on our 5% Convertible Senior Notes due 2029. See Note 3.

Property and Equipment—As of June 30, 2014, we had interests in oil and natural gas properties totaling $922.3 million, net of accumulated depletion, which we account for under the successful efforts method. Under this method, costs of acquiring unproved and proved oil and natural gas leasehold acreage are capitalized. When proved reserves are found on an unproved property, the associated leasehold cost is transferred to proved properties. Significant unproved leases are reviewed periodically, and a valuation allowance is provided for any estimated decline in value. Costs of all other unproved leases are amortized over the estimated average holding period of the leases. Development costs are capitalized, including the costs of unsuccessful development wells.

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

The following table summarizes the fair value of our financial instruments that are recorded or disclosed at fair value classified in each level as of June 30, 2014:

	Fair Value Measurement as of June 30, 2014
	(in thousands)
Description	Level 1	Level 2	Level 3
Commodity Derivatives (see Note 6)	$—	$(11,632)	$—
Debt (see Note 3)	(558,329)	(48,000)	—

Total	$(558,329)	$(59,632)	$—

As of June 30, 2014 and December 31, 2013, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At June 30, 2014 and December 31, 2013, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share—Basic loss per common share is computed by dividing net loss available to common stockholders for each reporting period by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss available to common stockholders for each reporting period by the weighted average number of common shares outstanding during the period, plus the effects of potentially dilutive stock options and restricted stock calculated using the Treasury Stock method and the potential dilutive effect of the conversion of shares associated with 5.375% Series B Convertible Preferred Stock (“Series B Preferred Stock”), 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”), 5% Convertible Senior Notes due 2029 (the “2029 Notes”) and 5% Convertible Senior Notes due 2032 (the “2032 Notes”).

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations—that is, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption would be permitted for any annual or interim period for which an entity’s financial statements have not yet been made available for issuance. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

NOTE 2—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the period ending June 30, 2014 is as follows (in thousands):

June 30, 2014
Beginning balance at December 31, 2013	$20,856
Liabilities incurred	252
Revisions in estimated liabilities	—
Liabilities settled	—
Accretion expense	693
Dispositions	(201)

Ending balance	$21,600

Current liability	$99
Long term liability	$21,501

NOTE 3—Debt

Debt consisted of the following balances as of the dates indicated (in thousands):

	June 30, 2014			December 31, 2013
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$48,000	$48,000	$48,000	$—	$—	$—
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	51,816	51,098	54,277	51,816	49,663	51,686
5.0% Convertible Senior Notes due 2032 (3)	169,080	162,949	210,060	167,405	160,437	171,863
8.875% Senior Notes due 2019	275,000	275,000	293,563	275,000	275,000	288,063

Total debt	$544,325	$537,476	$606,329	$494,650	$485,529	$512,041

(1)	The carrying amount for the Second Amended and Restated Credit Agreement represents fair value as the variable interest rates are reflective of current market conditions. The fair value of the notes was obtained by direct market quotes within Level 1 of the fair value hierarchy.
(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was $0.7 million and $2.1 million as of June 30, 2014 and December 31, 2013, respectively.
(3)	The debt discount is amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The debt discount was $6.1 million and $7.0 million as of June 30, 2014 and December 31, 2013, respectively.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total interest expense (contractual interest expense, accretion, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$452	*	$998	4.9%	$1,036	*	$2,341	4.6%
3.25% Convertible Senior Notes due 2026	3	3.3%	3	3.3%	7	3.3%	7	3.3%
5.0% Convertible Senior Notes due 2029	1,424	11.3%	5,699	11.3%	2,849	11.3%	11,398	11.5%
5.0% Convertible Senior Notes due 2032	3,545	8.7%	—	—	7,083	8.8%	—	—
8.875% Senior Notes due 2019	6,327	9.2%	6,327	9.2%	12,654	9.2%	12,654	9.3%

Total	$11,751		$13,027		$23,629		$26,400

*	not meaningful

Senior Credit Facility

Total lender commitments under the Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) are $600 million subject to borrowing base limitation which as of June 30, 2014 was $250 million. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. In connection with the April 1, 2014 redetermination, the borrowing base was set to $250 million. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 1.00% to 1.75%, or LIBOR plus 2.00% to 2.75%, depending on borrowing base utilization. As of June 30, 2014, we had $48 million outstanding under the Senior Credit Facility. Substantially all our assets are pledged as collateral to secure the Senior Credit Facility.

The terms of the Senior Credit Facility require us to maintain certain covenants. Capitalized terms used here, but not defined, have the meanings assigned to them in the Senior Credit Facility. In May 2014, we entered into a Tenth Amendment to the Senior Credit Facility which amended the EBITDAX annualized calculation. The primary financial covenants include:

•	Current Ratio of 1.0/1.0;

•	Interest Coverage Ratio of EBITDAX of not less than 2.5/1.0 for the trailing four quarters or when measured for the second, third and fourth quarters of 2014, shall be based on annualized interim EBITDAX amounts rather than trailing four quarters. The interest for such period to apply solely to the cash portion of interest expense; and

•	Total Debt no greater than 4.0 times EBITDAX for the trailing four quarters. Total Debt used in such ratio to be reduced by the amount of any restricted cash held in an escrow account established for the benefit of the lenders and dedicated to the redemption or prepayment of the 2029 Notes; provided that such ratio, when measured for the second, third and fourth quarters of 2014, shall be based on annualized interim EBITDAX amounts rather than trailing four quarters.

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

We were in compliance with all the financial covenants of the Senior Credit Facility as of June 30, 2014.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of our 2029 Notes. The 2029 Notes mature on October 1, 2029, unless earlier converted, redeemed or repurchased. During 2013, we entered into separate, privately negotiated exchange agreements under which we retired $166.7 million in aggregate principal amount of these outstanding 2029 Notes in exchange for our issuance of the 2032 Notes in an aggregate principal amount of $166.3 million. The 2032 Notes will mature on October 1, 2032. As of June 30, 2014, $51.8 million in aggregate principal amount of the 2029 Notes remain outstanding with terms unchanged. Please see the description of the 2032 Notes below.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We separately account for the liability and equity components of our 2029 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. Upon issuance of the notes in September 2009, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, we recorded a debt discount of $49.4 million, thereby reducing the carrying value of $218.5 million notes on the December 31, 2009 balance sheet to $171.1 million and recorded an equity component net of tax of $32.1 million. The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. Subject to the adjustments made as the result of the 2013 exchange transactions, $0.7 million of debt discount remains to be amortized on the 2029 Notes as of June 30, 2014. Investors can demand repayment on October 1, 2014, accordingly the $51.1 million carrying value of the 2029 Notes is reflected on our financial statements as a current liability.

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

Unlike the 2029 Notes, the principal amount of the 2032 Notes accretes at a rate of 2% per year commencing August 26, 2013, compounding on a semi-annual basis, until October 1, 2017. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into our common stock. Holders have the option to require us to purchase any outstanding 2032 Notes on each of October 1, 2017, 2022 and 2027, at a price equal to 100% of the principal amount plus the accretion thereon. Accretion of principal is and will be reflected as a non-cash component of interest expense on our statement of operations during the term of the 2032 Notes. We have recorded $0.8 million of accretion during second quarter of 2014.

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

We separately account for the liability and equity components of our 2032 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 2032 Notes using an effective interest rate of 8%. We attributed $158.8 million of the fair value to the 2032 Note to debt component which compared to the face results in a debt discount of $7.5 million which will be amortized through the first put date of October 1, 2017. Additionally, we recorded $24.4 million within additional paid-in capital representing the equity component of the 2032 Notes. A debt discount of $6.1 million remains to be amortized on the 2032 Notes as of June 30, 2014.

3.25% Convertible Senior Notes Due 2026

At June 30, 2014, $0.4 million of the 2026 Notes remained outstanding. Holders may present to us for redemption the remaining outstanding 2026 Notes on December 1, 2016 and December 1, 2021.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—Net Loss Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the three and six months ended June 30, 2014 and 2013. The following table sets forth information related to the computations of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in thousands, except per share data)
Basic loss per share:
Loss applicable to common stock	$(32,536)	$(20,099)	$(62,459)	$(50,074)
Weighted average shares of common stock outstanding	44,308	36,701	44,290	36,692

Basic loss per share	$(0.73)	$(0.55)	$(1.41)	(1.36)

Diluted loss per share:
Loss applicable to common stock	$(32,536)	$(20,099)	$(62,459)	$(50,074)
Dividends on convertible preferred stock (1)	—	—	—	—
Interest and amortization of loan cost on senior convertible notes, net of tax (2)	—	—	—	—

Diluted loss	$(32,536)	$(20,099)	$(62,459)	$(50,074)

Weighted average shares of common stock outstanding	44,308	36,701	44,290	36,692
Assumed conversion of convertible preferred stock (1)	—	—	—	—
Assumed conversion of convertible senior notes (2)	—	—	—	—
Stock options and restricted stock (3)	—	—	—	—

Weighted average diluted shares outstanding	44,308	36,701	44,290	36,692

Diluted loss per share	$(0.73)	$(0.55)	$(1.41)	$(1.36)

(1) Common shares issuable upon assumed conversion of convertible preferred stock were not presented as they would have been anti-dilutive.	3,588	3,588	3,588	3,588
(2) Common shares issuable upon assumed conversion of the 2026 Notes, 2029 Notes and 2032 Notes were not presented as they would have been anti-dilutive.	6,299	6,311	6,299	6,311
(3) Common shares issuable on assumed conversion of restricted stock and employee stock option were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	776	510	570	424

NOTE 5—Income Taxes

We recorded no income tax expense or benefit for the six months ended June 30, 2014. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of June 30, 2014.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2013.

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

The following table summarizes the realized and unrealized gains and losses we recognized on our oil and natural gas derivatives for the three and six month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
Oil and Natural Gas Derivatives (in thousands)	2014	2013	2014	2013
Realized gain/(loss) on oil and natural gas derivatives	$(3,079)	$83	$(5,810)	$235
Unrealized gain/(loss) on oil and natural gas derivatives	(6,734)	10,978	(12,504)	8,874

Total gain/(loss) on oil and natural gas derivatives	$(9,813)	$11,061	$(18,314)	$9,109

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all hedges are approved by the Hedging Committee of our Board of Directors, and reviewed periodically by the Board of Directors. As of June 30, 2014, the commodity derivatives we used were in the form of:

(a)	swaps, where we receive a fixed price and pay a floating price, based on NYMEX, Louisiana Light Sweet Crude (Argus) or specific transfer point quoted prices, and

(b)	calls, where we grant the counter party the option to buy an underlying commodity at a specified strike price, within a certain period.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering derivative contracts. We would have not been at risk of losing fair value had our counterparties as a group been unable to fulfill their obligations as of June 30, 2014.

As of June 30, 2014, our open positions on our outstanding commodity derivative contracts, all of which were with Royal Bank of Canada, Bank of Montreal, JPMorgan Chase Bank, N.A., Merrill Lynch Commodities, Inc. and Wells Fargo Bank, N.A., were as follows:

Contract Type	Daily Volume	Total Volume	Fixed Price	Fair Value at June 30, 2014 (in thousands)
Natural gas swaps (MMBtu)
2014	30,000	5,520,000	$4.18-5.06	$1,790
Natural gas calls (MMBtu)
2015	20,000	7,300,000	$5.05-5.06	(1,109)
2016	20,000	7,300,000	$5.05-5.06	(1,399)
Oil swaps (BBL)
2014	3,800	699,200	$90.95-98.02	(7,206)
2015	2,300	839,500	$94.55-96.25	(3,708)

			Total	$(11,632)

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of June 30, 2014 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1 “Description of Business and Significant Accounting Policies-Fair Value Measurement” for our discussion for inputs used and valuation techniques for determining fair values.

	June 30, 2014 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$1,155	$—	$1,155
Non-current Assets Commodity Derivatives	—	—	—	—
Current Liabilities Commodity Derivatives	—	(9,771)	—	(9,771)
Non-current Liabilities Commodity Derivatives	—	(3,016)	—	(3,016)

Total	$—	$(11,632)	$—	$(11,632)

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Statement of Financial Position for the periods ending June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
Fair Value of Oil and Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Derivative Current Asset	$2,252	$(1,097)	$1,155	$6,658	$(471)	$6,187
Derivative Non-current Asset	—	—	—	$1,396	—	$1,396
Derivative Current Liability	(10,868)	1,097	(9,771)	(4,812)	471	(4,341)
Derivative Non-current Liability	(3,016)	—	(3,016)	(2,371)	—	(2,371)

Total	$(11,632)	$—	$(11,632)	$871	$—	$871

NOTE 7—Commitments and Contingencies

As of June 30, 2014, we did not have any changes in material commitments and contingencies, including outstanding and pending litigation.

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

Overview

We are an independent oil and natural gas company engaged in the exploration, development and production of properties primarily in (i) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale (“TMS”), (ii) South Texas, which includes the Eagle Ford Shale Trend and (iii) Northwest Louisiana and East Texas, which includes the Haynesville Shale and Cotton Valley Trends.

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

Business Strategy

Our business strategy is to provide long-term growth in reserves and cash flow on a cost-effective basis. We focus on maximizing our return on capital employed and adding reserve value through the timely development of our TMS, Eagle Ford Shale Trend, Haynesville Shale and Cotton Valley Taylor Sand acreage. We regularly evaluate possible acquisitions of prospective acreage and oil and natural gas drilling opportunities.

Several of the key elements of our business strategy are the following:

•	Develop existing property base. We seek to maximize the value of our existing assets by developing and exploiting our properties with the lowest risk and the highest potential rate of return. We intend to develop our multi-year inventory of drilling locations on our acreage in the TMS, Eagle Ford Shale Trend, Haynesville Shale and Cotton Valley Taylor Sand in order to develop our oil and natural gas reserves.

•	Increase our oil production. During the past three years, we have concentrated on increasing our crude oil production and reserves by investing and drilling in the TMS and the Eagle Ford Shale Trend. We intend to take advantage of the current favorable sales price of oil compared to the relative sales price of natural gas, and continue to grow our oil production as a percentage of total production.

•	Expand acreage position in shale plays. As of June 30, 2014, we held approximately 316,000 net acres in the TMS in Southeastern Louisiana and Southwestern Mississippi. We continue to concentrate our efforts in areas where we can apply our technical expertise and where we have significant operational control or experience. To leverage our extensive regional knowledge base, we seek to acquire leasehold acreage with significant drilling potential in areas that exhibit characteristics similar to our existing properties. We continually strive to rationalize our portfolio of properties by selling marginal non-core properties in an effort to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.

•	Focus on maximizing cash flow margins. We intend to maximize operating cash flow by focusing on higher-margin oil development in the TMS and the Eagle Ford Shale Trend. In the current commodity price environment, our TMS and Eagle Ford Shale Trend assets offer more attractive rates of return on capital invested and cash flow margins than our natural gas assets.

•	Maintain financial flexibility. As of June 30, 2014, we had a borrowing base of $250 million under our $600 million Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”), on which only $48 million in borrowings was outstanding. We have historically funded growth through operating cash flow, debt, equity and equity-linked security issuances, divestments of non-core assets and entering into strategic joint ventures. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including fixed price swaps, swaptions and costless collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy.

Overview of Second Quarter 2014 Results

Second Quarter 2014 financial and operating results included:

•	Our oil and condensate production for the second quarter of 2014 increased to 37% of our total production compared to 26% of our total production in the second quarter of 2013.

•	Our revenues for the second quarter of 2014 increased 10% to $53.3 million compared to $48.5 in the second quarter of 2013.

•	We conducted drilling operations on 15 gross (10.1 net) wells in the second quarter of 2014, including 9 gross (5.8 net) wells in the TMS, 5 gross (3.3 net) Eagle Ford Shale Trend wells in South Texas and 1 gross (1 net) well in the Angelina River Trend/Shelby Trough area of the Haynesville Shale. We added 7 gross (5.1 net) wells to production in the second quarter of 2014, which included 4 gross (3.1 net) wells in the TMS and 3 gross (2.0 net) wells in the Eagle Ford Shale.

•	As of June 30, 2014, we had 5 gross (2.2 net) wells drilled and waiting on completion, which included 3 gross (0.9 net) wells in the TMS and 2 gross (1.3 net) wells in the Eagle Ford Shale.

Primary Operating Areas

Tuscaloosa Marine Shale

We held approximately 453,000 gross (321,000 net) acres in the Tuscaloosa Marine Shale as of June 30, 2014. Our acreage is located in Southeastern Louisiana and in Southwestern Mississippi. During the first half of 2014, we conducted drilling operations on 12 gross (8.2 net) wells in the Tuscaloosa Marine Shale, of which 2 gross (0.2 net) wells were non-operated. As of June 30, 2014, we had 3 gross (0.9 net) TMS wells drilled and waiting on completion.

During the first half of 2014, we spent $121.5 million in the Tuscaloosa Marine Shale Trend, which included $18.9 million for leasehold costs.

Eagle Ford Shale Trend

During the six months ended June 30, 2014, we continued drilling operations on our acreage in the Eagle Ford Shale Trend. We entered into the Eagle Ford Shale Trend in April 2010, with our leasehold position located in La Salle and Frio Counties, Texas. We held approximately 44,000 gross (30,000 net) acres as of June 30, 2014, all of which are either producing from or prospective for the Eagle Ford Shale. During the first half of 2014, we conducted drilling operations on 6 gross (4.0 net) Eagle Ford Shale Trend wells. During the first six months of 2014, we spent $38.1 million on drilling and completion, leasehold and infrastructure capital expenditures in the Eagle Ford Shale Trend. As of June 30, 2014, we had 2 gross (1.3 net) Eagle Ford Shale Trend wells drilled and waiting on completion.

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Rusk, Panola, Angelina and Nacogdoches Counties, Texas and DeSoto and Caddo Parishes, Louisiana. We hold approximately 110,000 gross (64,000 net) acres as of June 30, 2014 producing from and prospective for the Haynesville Shale. Our net production volumes from our Haynesville Shale wells aggregated approximately 29.7 million cubic feet equivalent per day in the second quarter of 2014, or 43% of our total production for the quarter.

Results of Operations

For the three months ended June 30, 2014, we reported net loss applicable to common stock of $32.5 million, or $0.73 per basic and diluted share, on total revenue of $53.3 million as compared to net loss applicable to common stock of $20.1 million, or $0.55 per basic and diluted share, on total revenue of $48.5 million for the three months ended June 30, 2013.

For the six months ended June 30, 2014, we reported net loss applicable to common stock of $62.5 million, or $1.41 per basic and diluted share, on total revenue of $105.1 million as compared to net loss applicable to common stock of $50.1 million, or $1.36 per basic and diluted share, on total revenue of $95.6 million for the six months ended June 30, 2013.

For the three and six month period ended June 30, 2014, increased revenue and decreased operating expenses were offset by increased derivative losses and increased preferred stock dividends for an increase in net loss per share.

The following table reflects our summary operating information for the periods presented (in thousands except for price and volume data). Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

(In thousands, except for price data)	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Variance		2014	2013	Variance
Revenues:
Natural gas	$14,953	$18,397	$(3,444)	(19%)	$33,257	$32,477	$780	2%
Oil and condensate	38,320	29,674	8,646	29%	71,816	62,648	9,168	15%
Natural gas, oil and condensate	53,273	48,071	5,202	11%	105,073	95,125	9,948	10%
Operating revenues	53,319	48,485	4,834	10%	105,122	95,569	9,553	10%
Operating expenses	56,871	62,677	(5,806)	(9%)	110,797	122,903	(12,106)	(10%)
Operating income (loss)	(3,552)	(14,192)	10,640	75%	(5,675)	(27,334)	21,659	79%
Net income (loss) applicable to common stock	(32,536)	(20,099)	(12,437)	(62%)	(62,459)	(50,074)	(12,385)	(25%)
Net Production:
Natural gas (MMcf)	3,957	4,906	(949)	(19%)	8,388	9,050	(662)	(7%)
Oil and condensate (MBbls)	381	292	89	30%	722	600	122	20%
Total (Mmcfe)	6,245	6,658	(413)	(6%)	12,721	12,651	70	1%
Average daily production (Mcfe/d)	68,623	73,167	(4,544)	(6%)	70,281	69,893	388	1%

(In thousands, except for price data)	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Variance		2014	2013	Variance
Average realized sales price per unit:
Natural gas (per Mcf)	$3.78	$3.75	$0.03	1%	$3.97	$3.59	$0.38	11%
Natural gas (per Mcf) including realized derivatives	3.89	3.75	0.14	4%	3.97	3.59	0.38	11%
Oil and condensate (per Bbl)	100.48	101.62	(1.14)	(1%)	99.44	104.40	(4.96)	(5%)
Oil and condensate (per Bbl) including realized derivatives	91.23	101.91	(10.68)	(10%)	91.28	104.79	(13.51)	(13%)
Average realized price (per Mcfe)	8.53	7.22	1.31	18%	8.26	7.52	0.74	10%

Revenues from Operations

Revenues from operations increased by $4.8 million for the three months ended June 30, 2014 compared to the same period in 2013, reflecting an increase in oil and condensate production volumes and higher average realized natural gas sales prices which increased revenues by $9.1 million. This increase in revenues was partially offset by a $3.9 million decrease in revenues driven by lower natural gas volumes and lower realized oil and condensate prices. Operating revenues was also impacted by a $0.4 million decrease in Other revenues. We are focusing our resources on increasing oil production, which we are currently able to sell at a more favorable relative price than natural gas. For the three months ended June 30, 2014, 72% of our oil and natural gas revenue was attributable to oil sales compared to 62% for the three months ended June 30, 2013.

Revenues from operations increased by approximately $9.5 million for the six months ended June 30, 2014 compared to the same period in 2013, reflecting an increase in oil and condensate production volumes and higher average realized natural gas sales prices which increased revenues by $15.5 million partially offset by lower natural gas volumes and lower realized oil and condensate prices which decreased revenues by $5.6 million. Operating revenues was also impacted by a $0.4 million decrease in Other revenues. We are focusing our resources on increasing oil production, which we are currently able to sell at a more favorable relative price than natural gas. For the six months ended June 30, 2014, 68% of our oil and natural gas revenue was attributable to oil sales compared to 66% for the six months ended June 30, 2013.

The difference in our realized prices inclusive of the effect of the realized gains and losses on our derivatives between the three and six month periods ended June 30, 2014 and 2013 relates to our natural gas and oil swap contracts. In the three and six months ended June 30, 2014, we had 30,000 MMBtu per day hedged at an average floor price of $4.76 per MMbtu and in the comparative periods of 2013 we did not have natural gas derivatives. In the three and six months ended June 30, 2014, we had 3,800 Bbls of oil per day hedged at an average fixed price of $93.65 per Bbl and in the comparative periods of 2013, we had an average range of 3,500 to 3,586 Bbls of oil per day hedged at an average fixed price of $101.18 per Bbl.

Operating Expenses

As described below, operating expenses decreased $5.8 million, or 9%, to $56.9 million in three months ended June 30, 2014 and decreased $12.1 million, or 10%, to $110.8 million in the six months ended June 30, 2014, each compared to the same periods in 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses (in thousands)	2014	2013	Variance		2014	2013	Variance
Lease operating expenses	$7,312	$5,881	$1,431	24%	$15,929	$13,097	$2,832	22%
Production and other taxes	1,983	2,742	(759)	(28%)	4,424	5,502	(1,078)	(20%)
Transportation and processing	2,339	2,476	(137)	(6%)	4,711	5,073	(362)	(7%)
Exploration	2,350	9,511	(7,161)	(75%)	4,667	12,846	(8,179)	(64%)

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses per Mcfe	2014	2013	Variance		2014	2013	Variance
Lease operating expenses	$1.17	$0.88	$0.29	33%	$1.25	$1.04	$0.21	20%
Production and other taxes	0.32	0.41	(0.09)	(22%)	0.35	0.43	(0.08)	(19%)
Transportation and processing	0.37	0.37	—	(0%)	0.37	0.40	(0.03)	(8%)
Exploration	0.38	1.43	(1.05)	(73%)	0.37	1.02	(0.65)	(64%)

Lease Operating Expense

Lease operating expense (“LOE’) during the three month period ended June 30, 2014 increased compared to the three months ended June 30, 2013. The majority of the increase or $1.3 million was associated with the wells we purchased in August 2013 and wells we brought online in the TMS. The remaining increase is attributable to newly completed wells and workover cost in the Eagle Ford Shale. LOE in the second quarter of 2014 included workover expense of $1.4 million which added $0.22 per Mcfe to unit expense compared to workover expense of $1.1 million in the second quarter of 2013 which added $0.17 per Mcfe to unit expense. Our LOE will generally trend higher as we add more oil wells to our well count in these two active drilling areas.

LOE for the six months ended June 30, 2014 increased in comparison to the same period in 2013. The majority of the increase or $2.2 million was associated with the wells we purchased in August 2013 and wells we brought online in the TMS. The remaining increase is attributable to newly completed wells and workover cost in the Eagle Ford Shale resulting in a $0.7 million increase. LOE in the first half of 2014 included workover expense of $3.3 million which added $0.26 per Mcfe to unit expense compared to workover expense of $2.7 million in the first half of 2013 which added $0.21 per Mcfe to unit expense.

Production and Other Taxes

Production and other taxes for the three months ended June 30, 2014 included production tax of $1.3 million and ad valorem tax of $0.6 million. During the comparable period in 2013, production and other taxes included production tax of $1.8 million and ad valorem tax of $0.9 million.

Production and other taxes for the six months ended June 30, 2014 included production tax of $3.1 million and ad valorem tax of $1.3 million. During the comparable period in 2013, production and other taxes included production tax of $3.7 million and ad valorem tax of $1.8 million.

The decrease in production tax for the three and six month periods is associated with lower oil production from our Eagle Ford Shale wells and lower tax rates on the TMS wells drilled in the state of Mississippi after July 1, 2013. The State of Mississippi has enacted an exemption from the existing 6% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which will be partially offset by a 1.3% local severance tax on such wells. The exemption is applicable until the earlier of (i) 30 months from the date of first sale of production or (ii) until payout of the well cost is achieved. The net revenues from our wells drilled in our TMS acreage in Southwestern Mississippi have been favorably impacted by this exemption.

Transportation and Processing Expense

Transportation and processing expense decreased in the three months and six months ended June 30, 2014 compared to the same period in 2013. The decrease is due to lower operated natural gas production, as our natural gas production incurs substantially all of our transportation and processing cost.

Exploration

The decrease in exploration expense for the three months and six months ended June 30, 2014 compared to the same periods in 2013 is attributable to a $7.0 million decrease in leasehold amortization costs in both comparative periods. Leasehold amortization costs include lease expiration expense. The six month period was also impacted by no seismic cost in the first half of 2014 compared to $1.0 million in the first half of 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses (in thousands)	2014	2013	Variance		2014	2013	Variance
Depreciation, depletion and amortization	$30,076	34,513	$(4,437)	(13%)	$59,314	$69,487	$(10,173)	(15%)
General and administrative	9,454	7,645	1,809	24%	18,395	17,032	1,363	8%
Other	3,357	(91)	3,448	*	3,357	(91)	3,448	*

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses per Mcfe	2014	2013	Variance		2014	2013	Variance
Depreciation, depletion and amortization	$4.82	$5.18	$(0.36)	(7%)	$4.66	$5.49	$(0.83)	(15%)
General and administrative	1.51	1.15	0.36	31%	1.45	1.35	0.10	7%
Other	0.54	(0.01)	0.55	*	0.26	(0.01)	0.27	*

*	– Not meaningful.

Depreciation Depletion and Amortization (“DD&A”)

DD&A expense for the three months ended June 30, 2014 decreased as compared to the three months ended June 30, 2013 primarily related to lower DD&A rates in our Eagle Ford Shale Trend properties offset by the increase in volumes and DD&A rates associated with the continued development of the TMS.

DD&A expense in the six months ended June 30, 2014 compared to the same period in 2013 decreased as a result of lower DD&A rates in our Eagle Ford Shale Trend properties, offset by the increase in volumes and DD&A rates associated with the continued development of the TMS.

General and Administrative (“G&A”) Expense

G&A expense increased in the three months ended June 30, 2014 compared to the same period in 2013. The increase reflects higher compensation expense and share-based compensation. Share-based compensation expense, which is a non-cash item, amounted to $2.3 million for the three months ended June 30, 2014, a $0.6 million increase over the same period in 2013. For the six months ended June 30, 2014, share-based compensation totaled $4.6 million, a $1.2 million increase over the same period in 2013.

Other Expense

Other expense increased $3.4 million, for the three and six month period ended June 30, 2014, due to a $2.8 million charge for gathering and marketing cost on non-operated Haynesville wells. We are currently disputing this charge with the operator of the wells. In addition, a $0.6 million charge was recorded in relation to a decision handed down by the Louisiana Court of Appeals regarding a long standing working interest dispute on a property we no longer own.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
Other income (expense) (in thousands):	2014	2013	2014	2013
Interest expense	$(11,751)	$(13,027)	$(23,629)	$(26,400)
Interest income and other	10	15	20	19
Gain (loss) on derivatives not designated as hedges	(9,813)	11,061	(18,314)	9,109
Average funded borrowings adjusted for debt discount and accretion	520,100	558,260	504,711	579,391
Average funded borrowings	526,574	574,863	512,164	597,346

Interest Expense

Our interest expense decreased in the three months ended June 30, 2014 compared to the same period in 2013 as a result of the lower average level of outstanding debt in the three months ended June 30, 2014. The lower average level of debt resulted from having lower amounts outstanding under our Senior Credit Facility during the second quarter of 2014. Also effecting our interest expense reduction is the lowering of our effective interest rate on the 5% Convertible Senior Notes due 2032 (the “2032 Notes”) compared to the 5% Convertible Senior Notes due 2029 (the “2029 Notes”) that were exchanged in the second half of 2013. Non-cash interest expense of $2.7 million is included in the interest expense reported for the three months ended June 30, 2014, compared to $3.4 million in 2013.

Our interest expense decreased in the six months ended June 30, 2014 compared to the same period in 2013 as a result of the lower average level of outstanding debt in the six months ended June 30, 2014. The lower average debt was primarily related to the Senior Credit Facility maintaining a lower outstanding balance compared to the same period in 2013. In addition, our interest decreased as a result of the reduction in our effective interest rate due to the exchange of the 2029 Notes and the 2032 Notes that occurred in the second half of 2013. Non-cash interest of $5.3 million is included in the interest expense reported for the six month period in 2014 compared to $6.8 million in 2013 comparative period.

Gain (loss) on Derivatives Not Designated as Hedges

Loss on derivatives not designated as hedges for the three months ended June 30, 2014 includes an unrealized loss of $6.7 million for the change of the fair value of our oil and natural gas derivative contracts and a realized loss of $3.1 million on the settlement of our oil and natural gas derivatives. The unrealized loss consisted of a $6.0 million loss on our oil derivatives and a $0.7 million loss on our natural gas derivatives. The unrealized loss on oil and natural gas derivatives reflects the increase in futures prices for the period.

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

Loss on derivatives not designated as hedges for the six months ended June 30, 2014 includes an unrealized loss of $12.5 million for the change of the fair value of our oil and natural gas derivative contracts and a realized loss of $5.8 million on the settlement of our oil and natural gas derivatives. The unrealized loss consisted of an $8.0 million loss on our oil derivatives and a $4.5 million loss on our natural gas derivatives. The unrealized loss on oil and natural gas derivatives reflects the increase in futures prices for the period.

Gain on derivatives not designated as hedges for the six months ended June 30, 2013 includes an unrealized gain of $8.9 million for the change of the fair value of our oil and natural gas derivative contracts and a realized gain of $0.2 million on the settlement of our oil derivatives. The unrealized gain consisted of a $1.6 million gain on our oil derivatives and a $7.3 million gain on our natural gas derivatives. The unrealized gain on oil derivatives reflects the decrease in oil futures prices for the period while the gain on the natural gas derivatives reflects the shorter maturity on the swaptions and the decrease in natural gas future prices for the period.

We will continue to be exposed to volatility in earnings resulting from changes in the fair value of our commodity contracts as we do not designate these contracts as hedges.

Income Tax Benefit

We recorded no income tax benefit for the three months and six months ended June 30, 2014. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of June 30, 2014.

Adjusted EBITDAX (in thousands) (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Loss (GAAP)	$(25,106)	$(16,143)	$(47,598)	$(44,606)
Exploration Expense	2,350	9,511	4,667	12,846
Depreciation, depletion and amortization	30,076	34,513	59,314	69,487
Stock compensation expense	2,298	1,700	4,648	3,474
Interest expense	11,751	13,027	23,629	26,381
Unrealized (gain) loss on derivatives not designated as hedges	6,734	(10,978)	12,504	(8,874)
Other items (2)	3,347	(106)	3,337	(134)

Adjusted EBITDAX	$31,450	$31,524	$60,501	$58,574

(1)	Adjusted EBITDAX is earnings before interest expense, income tax, DD&A, exploration expense and impairment of oil and gas properties. In calculating adjusted EBITDAX for this purpose, earnings include realized gains (losses) from derivatives but exclude unrealized gains (losses) from derivatives. Other excluded items include Interest income and other, Gain/loss on sale of assets, Gain/loss on early extinguishment of debt and other expense.
(2)	Other items include interest income, gain on sale of assets and other expense.

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

Liquidity and Capital Resources

Overview

Our primary sources of cash during the second quarter of 2014 were from cash on hand, cash flow from operating activities and borrowings under our Senior Credit Facility. We used cash primarily to fund our capital spending program, pay interest on outstanding debt, and pay preferred stock dividends. We expect to finance our estimated capital expenditures for the remainder of 2014 through a combination of cash from operating activities and borrowings under our Senior Credit Facility.

We have in place a $600 million Senior Credit Facility, entered into with a syndicate of U.S. and international lenders. As of June 30, 2014, we had a $250 million borrowing base with $48.0 million in outstanding borrowings. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. Interest on revolving borrowings under the Senior Credit Facility accrues at a rate calculated, at our option, at the bank base rate plus 1.00% to 1.75%, or LIBOR plus 2.00% to 2.75%, depending on borrowing base utilization. Substantially all our assets are pledged as collateral to secure the Senior Credit Facility. We were in compliance with existing covenants under the Senior Credit Facility at June 30, 2014.

As of June 30, 2014, we held $51.8 million in an escrow account to provide for the repurchase of the remaining outstanding principal amount of our 2029 Notes. Pursuant to the terms of our Senior Credit Facility, the funding of this escrow account automatically extended the maturity of the Senior Credit Facility to February 25, 2016. The $51.8 million in escrow as of June 30, 2014 is reflected in our financial statements as Restricted Cash. In the event the outstanding amount of 2029 Notes is further reduced, the amount required to be held in escrow will be correspondingly reduced and released to us. Any amounts remaining in escrow pursuant to this requirement will be released to us on October 2, 2014. Holders of the remaining outstanding 2029 Notes have the right to require us to purchase some or all of such notes at par on October 1, 2014. Accordingly, the $51.1 million carrying value of the 2029 Notes, which is net of debt discount, is reflected on our June 30, 2014 financial statements as a current liability.

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

We have supported our cash flows with derivative contracts which covered approximately 75% of our oil and natural gas sales volumes for the first half of 2014. We have also supported our cash flows by entering into derivative positions currently covering approximately 70% of our projected oil and natural gas sales volumes for the remainder of 2014. See Note 6—“Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Six Months Ended June 30,
	2014	2013	Variance
Cash flow statement information:
Net cash:
Provided by operating activities	$69,846	$35,860	$33,986
Used in investing activities	(151,574)	(114,240)	(37,334)
Provided by financing activities	32,962	79,842	(46,880)

Increase (decrease) in cash and cash equivalents	$(48,766)	$1,462	$(50,228)

Operating activities. Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash provided by operating activities for the six months ended June 30, 2014 totaled $69.8 million up $33.9 million from the six months ended June 30, 2013. The two main drivers for the increase include operating revenues and changes in working capital. Operating revenues increased $9.5 million for the six months ended June 30, 2014 compared to the same period in 2013 reflecting the increase in oil production volumes and higher average realized natural gas sales prices. The $33.5 million change in working capital for the six months ended June 30, 2014 results from timing of drilling and completion activity.

Investing activities. Net cash used in investing activities was $151.6 million for the six months ended June 30, 2014, compared to $114.2 million for the six months ended June 30, 2013. While we booked capital expenditures of approximately $162.3 million in the six months ended June 30, 2014, we paid out cash amounts totaling $152.2 million in the six months ended June 30, 2014. The difference is attributed to $22.5 million accrued at December 31, 2013 and paid in the six months ended June 30, 2014 offset by $32.6 million in drilling and completion costs accrued at June 30, 2014. Capital expenditures in the first half of 2014 were offset by the receipt of $0.6 million in net proceeds, primarily from the sale of non-core assets located in East Texas.

Financing activities. Net cash provided in financing activities for the six months ended June 30, 2014 consisted of net proceeds from borrowings under our Senior Credit Facility of $48.0 million, partially offset by preferred stock dividends of $14.9 million. We had $48 million in borrowings outstanding under our Senior Credit Facility as of June 30, 2014. In the six months ended June 30, 2013, net cash provided in financing activities consisted of $105.6 million net proceeds from the offering of our Series C Preferred Stock partially offset by a repayment under our Senior Credit Facility of $20.0 million and preferred stock dividends of $5.5 million.

Debt consisted of the following balances as of the dates indicated (in thousands):

	June 30, 2014			December 31, 2013
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$48,000	$48,000	$48,000	$—	$—	$—
3.25% Convertible Senior Notes due 2026	429	429	429	429	429	429
5.0% Convertible Senior Notes due 2029 (2)	51,816	51,098	54,277	51,816	49,663	51,686
5.0% Convertible Senior Notes due 2032 (3)	169,080	162,949	210,060	167,405	160,437	171,863
8.875% Senior Notes due 2019	275,000	275,000	293,563	275,000	275,000	288,063

Total debt	$544,325	$537,476	$606,329	$494,650	$485,529	$512,041

(1)	The carrying amount for the Second Amended and Restated Credit Agreement represents fair value as the variable interest rates are reflective of current market conditions. The fair value of the notes was obtained by direct market quotes within Level 1 of the fair value hierarchy.
(2)	The debt discount is amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was $0.7 million and $2.1 million as of June 30, 2014 and December 31, 2013, respectively.
(3)	The debt discount is amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The debt discount was $6.1 million and $7.0 million as of June 30, 2014 and December 31, 2013, respectively.

The following table summarizes the total interest expense (contractual interest expense, accretion, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$452	*	$998	4.9%	$1,036	*	$2,341	4.6%
3.25% Convertible Senior Notes due 2026	3	3.3%	3	3.3%	7	3.3%	7	3.3%
5.0% Convertible Senior Notes due 2029	1,424	11.3%	5,699	11.3%	2,849	11.7%	11,398	11.5%
5.0% Convertible Senior Notes due 2032	3,545	8.7%	—	—%	7,083	8.8%	—	—%
8.875% Senior Notes due 2019	6,327	9.2%	6,327	9.2%	12,654	9.2%	12,654	9.3%

Total	$11,751		$13,027		$23,629		$26,400

*	not meaningful

For additional information on our financing activities, see Note 3 – “Debt” in the Notes to Consolidated Financial Statements under Part 1 Item I of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2013, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the six months ended June 30, 2014.

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

For information regarding our accounting policies and additional information related to our derivative and financial instruments, see Note 1—“Description of Business and Significant Accounting Policies”, Note 3—“Debt” and “Note 6— Derivative Activities” in the Notes to Consolidated Financial Statements under Part 1, Item I of this Quarterly Report on Form 10-Q.

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

As of June 30, 2014, we had derivative instruments in place for 2014 of 3,800 Bbls per day (crude oil) and 30,000 Mmbtu per day (natural gas). At June 30, 2014, we have a net liability derivative position of $11.6 million related to these derivative instruments. Utilizing actual derivative contractual volumes a hypothetical 10% increase in oil and natural gas prices would have increased the net derivative liability to $23.9 million, while a hypothetical 10% decrease in oil and natural gas prices would have turned our derivative position to a net derivative asset of $23.5 million. However, a gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

During the second quarter of 2014 we entered into the following Louisiana Light Sweet (“LLS”) crude contracts:

Contract Type	Daily Volume	Fixed Price	Contract Start Date	Contract Termination
Oil swap (BBL)	1,000	$92.25-96.15	January 1, 2015	December 31, 2015

We entered into the following LLS contracts subsequent to June 30, 2014:

Contract Type	Daily Volume	Fixed Price	Contract Start Date	Contract Termination
Oil swap (BBL)	1,200	$97.55-98.10	January 1, 2015	December 31, 2015

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of June 30, 2014, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

Item 6—Exhibits

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Acquisition II, Inc., dated January 31, 1997 (Incorporated by reference to Exhibit 3.1 B of the Company’s Third Amended Registration Statement of Form S-1 (Registration No. 333-47078) filed on December 8, 2000).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated March 12, 1998 (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 1997).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 9, 2002 (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on December 3, 2007).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 30, 2007 (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 9, 2007).

3.5	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-12719) filed on February 19, 2008).

3.6	Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (File No. 001-12719) filed on December 22, 2005).

3.7	Certificate of Designation with respect to the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on April 10, 2013).

3.8	Certificate of Designation with respect to the 9.75% Series D Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on August 19, 2013).

10.1*	Tenth Amendment to the Second Amended and Restated Credit Agreement dated May 19, 2014 among Goodrich Petroleum Company LLC. And Wells Fargo Bank National Association as administrative agent and the lenders thereto.

31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: August 7, 2014	By:	/S/ WALTER G. GOODRICH
Walter G. Goodrich
Vice Chairman & Chief Executive Officer

Date: August 7, 2014	By:	/S/ JAN L. SCHOTT
Jan L. Schott
Senior Vice President & Chief Financial Officer