Form 10-K/A
period 2014-12-31
GOODRICH PETROLEUM CORP
filed 2015-04-30
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated By Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to Goodrich Petroleum Corporation’s (the “Company” or “we”) Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “Commission”) on March 2, 2015 (Commission File No. 001-12719), is being filed solely to disclose all Part III information. In addition, in connection with the filing of this Amendment and pursuant to the rules of the United States Securities and Exchange Commission, the Company is including with this Amendment certain currently-dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

i

GOODRICH PETROLEUM CORPORATION

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED

December 31, 2014

(Amendment No. 1)

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions as of April 30, 2015, are as follows:

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

Patrick E Malloy, III became Chairman of the Board of Directors in 2003. He has been President and Chief Executive Officer of Malloy Enterprises, Inc., a real estate and investment holding company, and Malloy Real Estate, Inc. since 1973. In addition, Mr. Malloy served as a director of North Fork Bancorp (NYSE) from 1998 to 2002 and was Chairman of the Board of New York Bancorp (NYSE) from 1991 to 1998. Mr. Malloy’s previous experience as Chairman of the Board of New York Bancorp, Inc. makes him uniquely qualified to serve as Chairman of our Board. He is also very familiar with the oil and gas industry and areas in which we operate and contributes this knowledge to the Board. He joined our Board of Directors in 2000.

Walter G. “Gil” Goodrich became Vice Chairman of our Board in 2003. He has served as our Chief Executive Officer since 1995. Mr. Goodrich was Goodrich Oil Company’s Vice President of Exploration from 1985 to 1989 and its President from 1989 to 1995. He joined Goodrich Oil Company, which held interests in and served as operator of various properties owned by a predecessor of the Company, as an exploration geologist in 1980. Gil Goodrich is the son of Henry Goodrich, our late Chairman – Emeritus, Director. He has served as a director since 1995. Mr. Goodrich’s has invaluable perspective as our top executive officer on the Board and experience as a geologist and a businessman.

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

Jan L. Schott has served as Senior Vice President and Chief Financial Officer since 2010 and currently serves as our Principal Financial Officer. She joined the company in 2007 as Vice President and Controller. Ms. Schott has over 20 years of experience with the energy industry. Prior to joining the Company, Ms. Schott served in various accounting management positions with Apache Corporation from 1997 to 2007. Ms. Schott was in public accounting with KPMG LLP from 1991 to 1997. Ms. Schott is a certified public accountant.

Michael J. Killelea joined the Company as Senior Vice President, General Counsel and Corporate Secretary in 2009. Mr. Killelea has over 25 years of experience in the energy industry. In 2008, he served as interim Vice President, General Counsel and Corporate Secretary for Maxus Energy Corporation. Prior to that time, Mr. Killelea was Senior Vice President, General Counsel and Corporate Secretary of Pogo Producing Company from 2000 through 2007. Mr. Killelea had various positions within the law department at CMS Energy Corporation from 1988 to 2000, including Chief Counsel at CMS Oil & Gas Company from 1995 to 2000.

Josiah T. Austin is the managing member of El Coronado Holdings, L.L.C., a privately owned investment holding company. He and his family own and operate agricultural properties in the state of Arizona and northern Sonora, Mexico through El Coronado Ranch & Cattle Company, L.L.C. and other entities. Mr. Austin previously served on the Board of Directors of Monterey Bay Bancorp of Watsonville, California, and is a prior board member of New York Bancorp, Inc., which merged with North Fork Bancorporation in 1998. He is an active investor in publicly traded financial institutions and is currently on The Board of Directors of Novogen, LTD and Protea Biosciences Group Inc. Mr. Austin brings his many years of experience as a successful rancher and independent businessman to the Board as well as his experience serving on numerous corporate and civic boards, including other publicly traded companies. He became one of our directors in 2002.

Peter D. Goodson has been a lead member of the Mekong Capital Advisory Board, a Vietnamese private equity firm since 2010, an operating partner of Dubilier & Company since 1998 and a visiting lecturer at Haas Business School of the University of California, Berkeley, and the Berkeley-Columbia program where he has lectured since January 2004. Mr. Goodson is a former director of dELiA*s, Inc., Montgomery Ward & Co., Kidder, Peabody & Co., Broadgate Consultants, Silicon Valley Bancshares, the former New York Bancorp, Inc., and Dial Industries. Mr. Goodson brings his years of experience in advising corporate leaders in a variety of industries on a range of complex strategic, financial and business performance issues to the Board. He was elected to the Company’s Board of Directors in 2011.

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

Arthur A. Seeligson has served as one of our directors since 1995 and brings his knowledge of the oil and gas industry to the Board. He has been Managing Partner of Seeligson Oil Co. Ltd. since 1996 and also manages a family investment office in Houston, Texas. Previously, Mr. Seeligson was an investment banker focused on the oil and gas industry.

Stephen M. Straty has served as one of our directors since 2009. He is the America’s Co-Head Energy Investment Banking Group at Jefferies & Company, Inc. Mr. Straty joined the firm in 2008 and has nearly 30 years of experience in finance, most recently as Senior Managing Director and Head of the Natural Resources Group at Bear, Stearns & Co., Inc. where he worked for 17 years. Mr. Straty has extensive experience in serving a broad array of energy clients, having completed over $40.0 billion in merger and acquisition and financing assignments during the past ten years. Mr. Straty brings significant experience in both the finance and energy industries to the board.

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

To our knowledge, based solely on review of copies of such reports furnished to us and written representations that no other reports were required, all of our officers, directors and 10% stockholders complied with applicable reporting requirements of Section 16(a).

CORPORATE GOVERNANCE

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

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines, which can be viewed on our website at www.goodrichpetroleum.com/pdf/CorporateGovernanceGuidelines.pdf.

Among other things, the Corporate Governance Guidelines address the following matters:

•	director qualification standards,

•	director responsibilities,

•	director access to management and independent advisors,

•	director compensation,

•	director orientation and continuing education,

•	management succession, and

•	annual performance evaluations of our Board.

Corporate Code of Business Conduct and Ethics

Our Corporate Code of Business Conduct and Ethics, which is applicable to our directors, employees, agents and representatives, can be viewed on our website at www.goodrichpetroleum.com/pdf/CodeofBusinessConductandEthics.pdf.

Any change to, or waiver from, our Corporate Code of Business Conduct and Ethics may be made only by our independent directors and will be disclosed as required by applicable securities laws and listing standards.

Our Board

Board Size

Our Board consisted of ten members until the passing of Mr. Henry Goodrich, Chairman-Emeritus of our Board, in March 2014. In May 2014, the Board resolved to reduce the size of our Board to nine members. Of the current nine directors, three are currently seeking re-election at our 2015 Annual Meeting.

Board Meetings, Annual Meeting Attendance

Our Board held five meetings during the fiscal year ended December 31, 2014. Each director attended at least 75% of the meetings of the Board and the committees of which each is a member. We do not have a formal policy regarding director attendance at Board meetings. However, our Board must consider a director’s history of attendance at Board and committee meetings as well as the director’s participation in such meetings when considering the director for re-nomination to our Board.

We believe that there are benefits to having members of our Board attend the annual meetings of our stockholders. From time to time, however, a member of our Board might have a compelling and legitimate reason for not attending an annual meeting. As a result, our Board has decided that director attendance at annual meetings should be strongly encouraged, but not required. In 2014, all of our directors attended the annual meeting in person.

Executive Sessions and Presiding Director

To facilitate candid discussion by our non-management directors, the agenda for certain Board and committee meetings provides for a meeting of non-management directors in executive session without any members of management present. Mr. Austin has been designated as the director to preside over executive sessions of non-management directors. Our independent directors meet separately at least once a year in accordance with the listing standards of the NYSE.

Limitation on Public Company Board Service

To ensure that each director is able to devote sufficient time to performing his or her duties, the number of other public company boards on which a director may serve is subject to a case-by-case review by the Nominating and Corporate Governance Committee. In addition, the Audit Committee’s Charter prohibits committee members from serving on the audit committee of more than two other public company boards unless our Board determines that such simultaneous service does not impair the ability of the director to effectively serve on the Audit Committee.

Chairman and Chief Executive Officer

Currently, our Board has determined that it is most appropriate for us at this time to separate the roles of Chairman and Chief Executive Officer in order to enhance corporate governance and management oversight. The Board believes that a board leadership structure in which the Chairman and Chief Executive Officer positions are separated is most appropriate for the Company because it separates the leadership of the Board from the day-to-day leadership of the Company. The Board believes that a separate Chairman better positions the Board to evaluate the performance of management and more efficiently facilitates the communication of the views of the directors. However, we do not currently have a formal policy regarding the separation of the roles of the Chairman and Chief Executive Officer. We believe that companies should be allowed the discretion to determine based on the facts and circumstances when it may be appropriate to combine the roles with adequate justification. The Board regularly deliberates and discusses its appropriate leadership structure and the role and responsibilities of the Chairman.

Patrick E. Malloy, III serves as Chairman of the Board. Mr. Malloy possesses a deep understanding of the Company and our business and industry, which puts him in the best position to lead our Board. The Chairman is charged primarily with:

•	presiding over meetings of our Board and stockholders;

•	establishing an agenda for each Board meeting in collaboration with our Chief Executive Officer and meeting with our Chief Executive Officer following each meeting to discuss any open issues and follow-up items;

•	facilitating and coordinating communication among the non-management directors and our Chief Executive Officer and an open flow of information between management and our Board;

•	providing assistance to our Chief Executive Officer by attending selected internal business management meetings and meeting with our Chief Executive Officer as necessary;

•	coordinating the periodic review of management’s strategic plan;

•	working with management on effective stockholder communication; and

•	performing such other duties and services as our Board may require.

Our Board’s Role in Risk Oversight

Our Board generally administers its risk oversight function through the board as a whole. Our Chief Executive Officer, who reports to the Board, and the other executives named in this Amendment, who report to our Chief Executive Officer, have day-to-day risk management responsibilities. Each of these executives attends the meetings of our Board, where the Board routinely receives reports on our financial results, the status of our operations and our safety performance, and other aspects of implementation of our business strategy, with ample opportunity for specific inquiries of management. The Audit Committee provides additional risk oversight through its quarterly meetings, where it receives a report from our Chief Financial Officer and our Controller, and reviews our contingencies, significant transactions and subsequent events, among other matters, with management and our independent auditors. In addition, our Hedging Committee assists management in establishing pricing and production guidelines to be used by management in entering into oil and gas hedging contracts in order to manage the commodity price risk for a portion of our oil and gas production.

Annual Board Evaluation

The Nominating and Corporate Governance Committee is responsible for the Board evaluation process. Following the end of each fiscal year, the Nominating and Corporate Governance Committee requests that the Chairman of each committee report to the full Board about the committee’s annual evaluation of its performance and evaluation of its charter. In addition, the Nominating and Corporate Governance Committee receives comments from all directors and reports to the full Board with an assessment of the Board’s and management’s performance each fiscal year.

Director Orientation and Continuing Education

Our Board takes measures as it deems appropriate to ensure that its members may act on a fully informed basis. The Nominating and Corporate Governance Committee evaluates general education and orientation programs for our directors. Newly appointed directors are required to become knowledgeable (if not already) about the responsibilities of directors for publicly traded companies. In addition, we provide our directors with information regarding changes in our business and industry as well as the responsibilities of the directors in fulfilling their duties.

Director Nomination Process

Director Qualifications

When identifying prospective director nominees, our Board, with assistance from the Nominating and Corporate Governance Committee, considers the following:

•	the prospective nominee’s reputation, integrity and independence;

•	the prospective nominee’s skills and business, government or other professional experience and acumen, bearing in mind the composition of our Board and the current state of and the energy industry generally at the time of determination; and

•	the number of other public companies for which the prospective nominee serves as a director and the availability of the prospective nominee’s time and commitment to us.

Although we do not have a formal policy for the consideration of diversity in identifying director nominees, the Nominating and Corporate Governance Committee believes that the backgrounds and qualifications of the directors, considered as a group, should provide a diverse mix of skills, knowledge, attributes and experiences that cover the spectrum of areas that affect our business. The Nominating and Corporate Governance Committee regularly assesses whether the mix of skills, experience and background of our Board as a whole is appropriate for us.

In the case of directors being considered for reelection, our Board also takes into account the director’s history of attendance and participation at Board and committee meetings, and the director’s tenure as a member of our Board.

Director Nominations

In connection with its governance function, the Nominating and Corporate Governance Committee identifies individuals qualified to become Board members and recommends those individuals for election as directors, either at the annual meeting of stockholders or to the Board to fill any vacancies. When the need to fill a vacancy arises, the Nominating and Corporate Governance Committee solicits recommendations from existing directors and from senior management. These recommendations are considered along with any recommendations made by stockholders. There have been no material changes to the procedures by which stockholders may nominate director candidates to the Nominating and Corporate Governance Committee since the Company last provided this disclosure.

The Board did not retain, and we did not pay a fee to, any third party to assist in the process of identifying or evaluating prospective director nominees for election at the Annual Meeting, nor did we receive any director nominees put forward by a stockholder or group of stockholders who beneficially own more than 5% of our common stock.

Communications with our Board

Our Board welcomes communications from our stockholders and other interested parties. Stockholders and any other interested parties may send communications to our Board, to any Board committee, to the Chairman of our Board, or to any director in particular, to:

c/o Goodrich Petroleum Corporation

801 Louisiana Street, Suite 700

Houston, Texas 77002

Any correspondence addressed to our Board, any Board committee, the Chairman of our Board or to any one of the directors in care of us is required to be forwarded to the addressee or addressees without review by any person to whom such correspondence is not addressed. Comments or complaints relating to our accounting, internal accounting controls or auditing matters may be reported by going to goodrichpetroleum.silentwhistle.com or by calling the (toll-free) hotline number 1-877-874-8416.

Standing Committees of our Board

Committee Composition

The following table lists our five Board committees and the directors who currently serve on them.

Director Name	Executive Committee	Nominating & Corporate Governance Committee	Hedging Committee	Audit Committee	Compensation Committee
Patrick E. Malloy, III	X		X
Walter G. Goodrich	X		X
Peter D. Goodson		X		X
Arthur A. Seeligson	X			X	X
Michael J. Perdue				Chair
Gene Washington		Chair			Chair
Josiah T. Austin			X		X
Stephen M. Straty		X

X	Member

Executive Committee

The Executive Committee is delegated the authority to approve any actions that our Board can approve, except to the extent restricted by law or by our Amended and Restated Certificate of Incorporation or Bylaws, as amended. Although the Executive Committee did not hold any formal meetings during the fiscal year ended December 31, 2014, it took action through unanimous written consent throughout the year.

Hedging Committee

The Hedging Committee’s principle function is to assist management in establishing pricing and production guidelines to be used by management in entering into oil and gas hedging contracts in order to manage the commodity price risk for a portion of our oil and gas production. Although the Hedging Committee did not hold any formal meetings during the fiscal year ended December 31, 2014, it took action through unanimous written consent throughout the year.

Audit Committee

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

Our Board has determined that each member of the Audit Committee is independent under the SEC’s rules and regulations, the listing standards of the NYSE and our Corporate Governance Guidelines. In addition, our Board has determined that each member of the Audit Committee has the requisite accounting and related financial management expertise under the listing standards of the NYSE. Based on Mr. Perdue’s business experience, our Board has determined that he qualifies as an “audit committee financial expert” under the SEC’s rules and regulations. None of the members of the Audit Committee serve on the audit committee of more than two other public companies.

During the fiscal year ended December 31, 2014, the Audit Committee held eight meetings, including quarterly meetings, as well as took action through unanimous written consent throughout the year.

Compensation Committee

Pursuant to its charter, our Compensation Committee’s duties include, among other things, the responsibility to:

•	review, evaluate, and approve our agreements, plans, policies, and programs to compensate the officers and directors;

•	review and discuss with the Company’s management, the Compensation Discussion and Analysis (“CD&A”) to be included in the proxy statement for our annual meeting of stockholders and/or our annual report on Form 10-K and to determine whether to recommend to the Board that the CD&A be included in the proxy statement and/or our annual report on Form 10-K;

•	produce an annual report of the Compensation Committee for inclusion in our proxy statement for our annual meeting of stockholders and/or our annual report on Form 10-K;

•	otherwise discharge our Board’s responsibilities relating to compensation of our officers and directors; and

•	perform such other functions as our Board may assign to the Compensation Committee from time to time.

A copy of our Compensation Committee Charter can be viewed on our website at http://www.goodrichpetroleum.com/pdf/CompensationCommitteeCharter.pdf.

In connection with these purposes, the Compensation Committee reviews corporate goals and objectives relevant to our compensation. In addition, the Compensation Committee reviews our compensation and benefit plans to ensure that they meet these corporate goals and objectives. In consultation with our Chief Executive Officer, our Compensation Committee makes recommendations to the Board on compensation of all of our officers, the granting of awards under and administering our long term incentive and other benefit plans, and adopting and changing our major compensation policies and practices.

Our Board has determined that each member of the Compensation Committee is independent under the listing standards of the NYSE and our Corporate Governance Guidelines.

During the fiscal year ended December 31, 2014, the Compensation Committee held four meetings as well as took action through unanimous written consent throughout the year.

Nominating and Corporate Governance Committee

Pursuant to its charter, the Nominating and Corporate Governance Committee’s duties include, among other things, the responsibility to:

•	develop and recommend to the Board a set of corporate governance principles and practices and assist the Board in implementing these principles and practices;

•	assist the Board by identifying individuals qualified to become members of the Board and recommending director nominees to the Board for election at the annual meetings of stockholders or for appointment to fill vacancies;

•	advise the Board about the appropriate composition of the Board and its committees;

•	direct all matters relating to the succession of our Chief Executive Officer;

•	lead the Board in its annual review of the performance of the Board and its committees; and

•	perform other such functions as the Board may assign to the Nominating and Corporate Governance Committee, in serving the corporate governance function, from time to time.

A copy of our Nominating and Corporate Governance Committee Charter can be viewed on our website at www.goodrichpetroleum.com/pdf/Nominating CorporateGovernanceCommitteeCharter.pdf.

In connection with these duties, the Nominating and Corporate Governance Committee actively seeks individuals qualified to become members of our Board, seeks to implement the independence standards required by law, applicable listing standards, our Amended and Restated Certificate of Incorporation and Bylaws and our Corporate Governance Guidelines, assesses the adequacy of our Corporate Governance Guidelines and recommends any proposed changes to our Board, and actively involves itself in our succession planning.

Our Board has determined that each member of the Nominating and Corporate Governance Committee is independent under the listing standards of the NYSE and our Corporate Governance Guidelines.

During the fiscal year ended December 31, 2014, the Nominating and Corporate Governance Committee held one meeting as well as took action through Unanimous Written Consent throughout the year.

Item 11.	Executive Compensation

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

Selected 2014 Business Highlights

2014 was a challenging year for the oil and gas industry. Taking into consideration the deterioration of commodity prices and the subsequent impact on the Company’s financial results and stock price, the management team successfully executed the Company’s strategic plan as indicated below:

•	Increased Oil Production: We increased our annual oil production from 29% in 2013 to 40% of our equivalent production in 2014 and achieved average daily oil production volume growth of 26% for the year, with production volumes growing from an average of 3,665 barrels of oil per day in 2013 to 4,635 barrels of oil per day in 2014.

•	Active Drilling Program: We conducted drilling operations on 29 gross (21 net) wells in 2014, including 22 gross (16 net) wells in the TMS and 6 gross (4 net) Eagle Ford Shale Trend wells in South Texas and we added 23 gross (16 net) wells to production in 2014, of which 17 gross (12 net) were in the TMS, 6 gross (4 net) were in the Eagle Ford Shale Trend.

•	Grew Oil Reserves: Our Crude oil reserves grew to 59% of our total reserves as of December 31, 2014 compared to 19% for the year ended 2013. Our PV-10 also grew 38% to $651 million compared to $472 million at December 31, 2013.

•	Executed Non-Core Divestiture: In December 2014, we closed on the divestiture of certain non-core East Texas assets for a total consideration of $61 million.

2014 Advisory Vote on Executive Compensation

The Company provides its stockholders with the opportunity to cast an annual advisory vote on executive compensation (the “Say-On-Pay Proposal”). We obtained majority support for our Say-On-Pay Proposal at the Company’s annual meeting of stockholders held in May 2014, as approximately 69% of stockholders voting on the proposal voted for it. In recognition of these voting results, the compensation committee reviewed the executive compensation programs and policies initiated after the 2013 Say-On-Pay vote and took the following actions: (i) reaffirmed the use of performance shares and the Company’s TSR as a factor in the executive compensation program; (ii) adopted an executive incentive compensation recoupment policy; and (iii) directed management to continue the stockholder outreach program.

Summary of 2014 Executive Compensation

In 2013, the Committee decided to enhance the pay-for-performance component of our compensation program by implementing a new program whereby approximately 50% of executives’ long-term equity based incentives were grants of phantom stock that are tied to the performance of the Company’s stock compared to that of its peers. We believe this program helps further align executive compensation with shareholder interests.

The decline in our stock price had the following direct effects on our executive compensation program:

•	no discretionary bonus was paid to our NEOs for 2014 (however a cash bonus was paid upon the achievement of certain operational targets);

•	no awards of performance shares were issued to our NEOs; and

•	the annual grant of time-vested restricted stock to our NEOs was at a level that was 50% less than our projected target.

As a result of these events, our CEO’s total compensation decreased 57% our NEO’s total compensation decreased an average of 55% year over year.

Stockholder Outreach Program

We continued the stockholder outreach program which was initiated prior to our 2014 Annual Meeting with several productive discussions regarding the results of the changes to executive compensation on 2014 payouts. We invited our top 25 institutional stockholders who collectively represented approximately 52% of our outstanding shares, to a dialogue regarding their views, opinions, and proxy voting guidelines with respect to companies’ executive compensation programs and disclosures. The discussions included topics such as CEO compensation, compensation disclosure, equity award composition and other non-compensation corporate governance issues. The Company intends to continue this outreach program going forward to facilitate continued stockholder input into the Company’s compensation philosophy and governance practices as needed in future years.

Overview of Our Executive Compensation Program

Our continued success is contingent on our ability to recruit, develop, motivate and retain top executive talent with the requisite skills and experience to develop, expand and execute our business strategy. As a result, we seek to deliver fair and competitive compensation for our executive officers by structuring our executive compensation program principally around three goals:

1)	We maintain compensation at competitive market levels, targeting the median of comparative pay of our Peer Group (defined below) for similar positions;

2)	We believe our executive officers should be rewarded for executing performance goals designed to generate returns for our stockholders. As a result, we tie selected elements of our executive compensation program to company performance goals; and

3)	We seek to retain and motivate our executives through a combination of grants of pure time-vested phantom stock and performance awards of phantom stock, each of which vest over three years, commencing on the first anniversary after the grant date. Our CEO and our President are each significant stockholders, and the award of phantom stock grants directly align their interests with those of our stockholders.

Throughout this Amendment, the individuals who served as our CEO and our Chief Financial Officer during the fiscal year ended December 31, 2014, as well as the other individuals included in the “Summary Compensation Table” are referred to as “Named Executive Officers” or “NEOs.”

Compensation Philosophy and Determination of Targeted Overall Compensation

To assist the Company in developing its compensation philosophy and in establishing targeted overall compensation (i.e., the aggregate level of compensation that we will pay to executives if performance goals are deemed to have been fully met), in 2012, the Compensation Committee engaged Longnecker & Associates (“L&A”) to conduct an independent, third-party study of the compensation of executive management at the Company and at comparable companies and provide analyses, conclusion and recommendations. The Compensation Committee engaged L&A to assist them in the same capacity in 2014. Historically, L&A identifies a group of peer companies to assess the competitiveness of our executive officers’ compensation as compared to executives with similar titles and responsibilities at companies with which the Company competes for talent and suggests revisions to the group to be used in connection with compensation decisions. This group of companies is referred to in this Amendment as the “Direct Peer Group.”

For 2014, L&A considered a combination of the following criteria to identify the companies to be included in the Direct Peer Group: (i) the Company’s 2013 Direct Peer Group; (ii) companies of similar size in the exploration and production industry; and (iii) exploration and production companies in similar regions of operations. L&A further refined its method for determining the Direct Peer Group by focusing on those companies with comparable attributes to the Company, in the following areas: (a) annual revenue performance; (b) assets; (c) net income; (d) market capitalization and (e) enterprise value. The Compensation Committee believed that use of this methodology produced the appropriate Direct Peer Group for comparison. L&A also reviewed the 2013 Direct Peer Group to determine whether any modifications were warranted for 2014 and recommended that in light of the factors discussed above no changes be made to the Direct Peer Group for 2014.

On the advice of L&A the Compensation Committee adopted the following 2014 Direct Peer Group, which consists of 13 U.S. domestic onshore exploration and production companies:

Approach Resources, Inc.	Laredo Petroleum Holdings, Inc.
Bill Barrett Corp.	Oasis Petroleum, Inc.
Carrizo Oil & Gas, Inc.	PDC Energy, Inc.
EV Energy Partners LP	PetroQuest Energy, Inc.
EXCO Resources, Inc.	Penn Virginia Corporation
Forest Oil Corp.	Rosetta Resources, Inc.
Swift Energy Co.

Compensation studies that are limited to a review of peer group proxy statements will cover in detail only those individuals for whom compensation information is disclosed publicly, which generally include only the five most highly compensated officers at each company. As a result, L&A used additional data from other broad compensation surveys to more fully develop targeted overall compensation levels for all of the executive officers. The Compensation Committee does not review the identities of the individual companies or the individuals that are included in these general compensation surveys, however, the companies included in these additional surveys are generally similar to the Company in market capitalization and industry. When making recommendations to the Compensation Committee on targeted overall compensation and its components, L&A employs a blended analysis of compensation information that is comprised 50% of the Direct Peer Group and 50% of the broader energy specific compensation surveys. The use of the term “Peer Group” in this Amendment refers to this blended analysis of compensation information for 2014. The Committee uses the data from the Peer Group primarily to ensure that our executive compensation program as a whole is competitive, rather than to benchmark any element of our compensation package to a certain level or percentile among our peers.

The Compensation Committee will regularly review and refine the Peer Group as appropriate with input from its executive compensation consultant, if any.

L&A was engaged independently by the Compensation Committee. Whether L&A continues to provide consulting services in the area of executive compensation will be a decision reached independently by the Compensation Committee. L&A performs no consulting services for the Company except in the area of executive compensation. Further, the Compensation Committee is not under any obligation to follow the advice or recommendation of any consultant it chooses to engage. The Compensation Committee evaluated any possible conflict with L&A and determined that there were no conflicts of interest.

Elements of Executive Compensation

After receiving the results of the L&A study and reviewing the Company’s compensation philosophy against the actual practices of the Peer Group, and taking into consideration the feedback received after the 2014 Say-On-Pay Proposal, the Compensation Committee determined that the elements of targeted overall compensation for executive management would continue to include (1) base salary levels that are generally near the median of the Peer Group, (2) an annual bonus plan with payouts (if any) based on achievement of objectives approved by the Board and (3) a combination of long-term equity based incentives in the form of pure time-vested phantom stock grants and performance awards of phantom stock. The Compensation Committee also determined that targeted overall compensation should reflect the approximate median for similar positions as determined through comparison to peer group proxies and independent compensation surveys. L&A determined that for 2013, the total compensation awarded our NEOs, as more fully described below, was approximately 108% of the median for similar positions.

Base Salaries. The Company seeks to provide its executive officers with assured cash compensation in the form of a base salary that is generally near the median for similar positions as determined through comparison to peer group proxies and independent compensation surveys as described above. L&A determined that for 2013 our executive base salaries were at approximately 96% of median for similar positions. The base salaries paid to top executive officers during 2014 are shown in the Summary Compensation Table under the “Salary” column. As reflected in the table below, effective January 1, 2015, the Compensation Committee held salaries flat year-over-year. The Compensation Committee expects to continue to review executive base salaries annually and to approve changes as appropriate.

		Salaries as of January 1,
Named Executive Officers	Position	2013 ($)	2014 ($)	2015 ($)
Walter G. Goodrich	Vice Chairman and CEO	478,400	515,000	515,000
Robert C. Turnham, Jr.	President and COO	452,400	486,000	486,000
Mark E. Ferchau	Executive Vice President	353,600	380,000	380,000
Jan L. Schott	Sr. Vice President and CFO	291,200	325,000	325,000
Michael J. Killelea	Sr. Vice President, General Counsel & Corporate Secretary	286,000	307,000	307,000

Incentive Bonus. Incentive bonuses, considered for payment annually as cash compensation, ensure that the executive officers focus on the achievement of near-term goals that are approved by the Board. Bonuses may be earned if the Company achieves its objectives in key performance metrics and executes on strategic achievements as discussed below.

In accordance with the Compensation Committee’s goal of establishing targeted overall compensation at the approximate median of the Peer Group, bonus targets as a percentage of base salary were set near the median for similar positions within the Peer Group. Those targets for 2014 were 150% for the CEO and President, 100% for the Executive Vice President, and 80% for the Senior Vice Presidents. The total amounts received under our incentive bonus plan are composed of both quantitative performance metrics (with potential bonus payout ranging from zero to 120%, with a target bonus payout of 60% of the overall target bonus) and qualitative subjective evaluation (with potential bonus payout ranging from zero to 80%, with a target bonus payout of 40% of the overall target bonus), as explained in more detail below.

Quantitative Performance Metrics. The Compensation Committee selected the following performance metrics as the relevant financial targets, which the Compensation Committee viewed as consistent with the Company’s 2014 business plan: (1) oil production growth with a target of 25%, (2) oil finding and development costs with a target of $45 per BOE, (3) lease operating expenses (excluding workovers) with a target of $1.00 per mcfe, (4) general and administrative expenses (cash) with a target of $1.10 per mcfe, and (5) EBITDAX with a target of $155 million. The relative weighting target percentages of the five performance metrics were: oil production growth – 20%; oil finding & development costs – 10%; lease operating expenses -5%; general & administrative expenses – 5%; and EBITDAX – 20% for a total of 60% of the total target bonus amount.

Actual Company performance for 2014 was as follows: (1) oil production growth of 26%, (2) oil finding and development costs of $40.73 per barrel, (3) lease operating expenses (excluding workovers) of $1.00 per mcfe, (4) general and administrative expenses (cash) of $0.96 per mcfe, and (5) EBITDAX of $139.3 million. In general, the Company’s performance was at or above the targeted goal for oil production growth, oil finding and development costs, lease operating expenses, and general and administrative expenses, and above the threshold goal for EBITDAX. Accordingly, the Compensation Committee approved bonus payouts for the executives at 63% of the total target bonus amount for the components tied to quantitative performance metrics.

Qualitative Subjective Evaluation. In 2014, the Compensation Committee established a payout target of 40% of the total bonus amounts to be awarded based on the Compensation Committee’s discretionary and subjective assessment of the Company’s 2014 performance. There was no discretionary bonus award in 2014.

The following reflects the calculation of the actual incentive bonus payout amount:

	Financial Objective Target	2014 Company Performance	Target Percentage of Base Salary	Actual Percentage of Base Salary Payout
Oil Production Growth	25%	26%	20%	22%
Oil Finding & Development Costs	$45/BOE	$40.73/BOE	10%	14%
Lease Operating Expenses	$1.00/mcfe	$1.00/mcfe	5%	5%
General & Administrative Expenses	$1.10/mcfe	$0.96/mcfe	5%	10%
EBITDAX	$155 million	$139.3 million	20%	12%
Discretionary			40%	0%
				63%

The bonuses awarded for the Company’s 2014 performance are reflected in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.”

Long-Term Equity-Based Incentives

The specific objectives of our long-term equity-based compensation plan are to attract, motivate, and retain the services of key employees and enhance a sense of ownership, as well as to encourage those persons to assist in our development, growth and financial success. To align the compensation of our executive officers with the attainment of our business goals and an increase in stockholder value, we currently award grants of phantom stock, which are subject to time-based vesting requirements, as part of our total compensation package. These grants are made pursuant to our 2006 Long-Term Incentive Plan, as amended. Existing ownership levels are not a factor in award determination, as we do not want to discourage executives from holding significant amounts of our common stock.

We believe that providing grants of phantom stock focuses the named executives on delivering long-term value to our stockholders, while providing value to the executives in the form of equity awards. A grant of phantom stock offers executives the opportunity to receive shares of our common stock on the date the forfeiture restriction lapses. In this regard, phantom stock serves both to reward and retain executives, as the value of the phantom stock is linked to the price of our common stock on the date the forfeiture restrictions lapses. Our phantom stock awards vest in three equal annual installments beginning one year after the grant date. We believe that these vesting schedules aid us in retaining executives and motivating longer-term performance

We consider the proportion of equity-based incentives to salary and cash incentives when determining the size of grants of phantom stock. In 2014, this proportion was approximately 43% for all of our NEOs. We believe this proportion reflects a correlation between executive compensation and Company performance in both the short and long-term. The Company seeks to grant equity incentive compensation such that total compensation would be competitive with executive officers in similar positions. Historically, the size of these grants was based on a percentage of the NEO’s base salary, however, in 2014 the Compensation Committee was primarily guided by its objective to set targeted overall compensation at the approximate median for similar positions as determined through comparison to peer group proxies and independent compensation surveys when allocating these grants. For 2013, L&A determined that equity incentive compensation granted to our NEOs was at approximately 102% of median for similar positions.

Performance Awards

In response to the feedback from our 2013 Say-On-Pay Proposal, the Compensation Committee decided to enhance the pay-for-performance component of our compensation program by implementing a new program whereby approximately 50% of executives’ long-term equity based incentives were grants of phantom stock that are tied to the performance of the Company’s stock. The Compensation Committee decided to retain some pure time-vested grants of phantom stock because of the value of such grants in retaining executives, but aimed to reduce the proportion of the total equity based incentive awards derived from such grants by half in 2013. The other half of the executives’ equity based incentive award in 2013 was a performance award of phantom stock, where the payout is a function of the Company’s TSR as compared to the TSR of our LTIP Peer Group (defined below). Like pure time-vested phantom stock grants, we believe that performance awards effectively align our executives with the interests of our stockholders on a long-term basis and have retentive attributes. Performance awards also have an additional performance based component that compares our stock price performance with that of our peer companies. Our time-based grants of phantom stock vest over three years in equal installments. Performance based phantom stock is subject to performance criteria in the year of grant which determines the number of shares eligible to vest. Those shares then vest in equal installments over the three-year period following the initial one year performance period, contingent on continued employment by the employee.

LTIP Peer Group. For the 2014 performance awards, the Compensation Committee selected the Thomson Reuters/Jefferies CRB Wildcatters Energy E&P Equity Index (the “WCATI”) as the “LTIP Peer Group.” The WCATI is an equity index designed to serve as a benchmark for small-cap and mid-cap American and Canadian companies that are principally engaged in the exploration and production of natural gas and oil. The WCATI is composed of 51 companies, including the Company and nine of the 13 companies in our Direct Peer Group. The LTIP Peer Group is not limited to the same companies as the Direct Peer Group employed for developing market reference points for executive pay because the companies in that group are those with which we compete for executive talent. Companies in the LTIP Peer Group are principally those companies with which the Company competes to varying extents in the upstream sector.

Payout Matrix. Once our Compensation Committee sets an amount for a NEO’s total phantom stock grant as part of their annual compensation, approximately half of that amount will be granted as pure time-vested phantom stock and the remaining half will be subject to the performance award payout matrix. This allocation is based on the dollar value of the awards on the date of grant. The performance award payout matrix compares the difference, or performance delta, between the Company’s TSR and the TSR of our LTIP Peer Group over the same period of time. We subtract the LTIP Peer Group’s TSR from the Company’s TSR to obtain the performance delta. The payouts of our performance awards run along a spectrum of performance deltas. For example, the threshold performance delta is -10 and produces a payout of 60% of the performance award. The target is a performance delta of zero, meaning that the Company’s TSR performed the same as the LTIP Peer Group’s TSR for the period, and produces a payout of 100%. The maximum payout of 200% is reached when the Company’s TSR outperforms the LTIP Peer Group’s TSR such that the performance delta is 40 or higher. For the 2014 performance awards, the Compensation Committee considered the twelve month period ending December 1, 2014, for which the performance delta was -32 and resulted in no performance awards being granted. The table below reflects the target and actual payout amounts for our NEO’s 2014 performance awards:

Named Executive Officers	Target Performance Shares	Percent of Target	Actual Performance Share Award
Walter G. Goodrich	208,955	0	0
Robert C. Turnham, Jr.	189,055	0	0
Mark E. Ferchau	144,279	0	0
Jan L. Schott	116,169	0	0
Michael J. Killelea	91,045	0	0

Although the Compensation Committee approached the performance award structure with the objective of awarding approximately half of the total long-term equity-based incentive compensation in performance awards for each of the NEOs, they retained the authority and discretion to diverge from that target. The Committee awarded 50% of the target pure time-vested shares to each NEO. The table below reflects the actual distribution between pure time-vested grants of phantom stock and performance awards for our NEO’s in 2014:

Named Executive Officers	Target Pure Time-Vested Shares	Pure Time- Vested Share Award	Performance Award Shares	% Allocated to Performance Awards
Walter G. Goodrich	208,955	104,478	0	0
Robert C. Turnham, Jr.	189,055	94,527	0	0
Mark E. Ferchau	144,279	72,139	0	0
Jan L. Schott	116,169	58,085	0	0
Michael J. Killelea	91,045	45,522	0	0

Severance Benefits

We have severance agreements with Messrs. Goodrich, Turnham, and Ferchau. Ms. Schott and Mr. Killelea are covered by the Goodrich Petroleum Officer Severance Plan. We believe that the severance payments and other benefits provided under these agreements and the severance plan are appropriate, accounting for the time that is expected to take a separated officer to find another job following a termination that may have been outside of his or her control. Under the agreements and this plan, each officer is eligible for severance payments and other benefits if the officer’s employment is terminated without cause or such officer resigns due to a “change in duties” (as defined in the applicable plan or agreement) following the occurrence of a change of control (each a “Triggering Event”) as described below and under “Potential Payments Upon Termination or Change in Control” of this Amendment.

•	Without Cause. Payments and other benefits are provided under the separation agreements and the plan if the officer is terminated without cause. The payments and other benefits provided upon this Triggering Event are intended to ease the consequences to the separated officer of an unexpected termination that under different circumstances would not have occurred and which is beyond the control of the officer.

•	Change in Duties following Change of Control. Recognizing the importance of avoiding the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes, we provide payments and other benefits under the separation agreements if an officer is terminated resigns due to a “change in duties” following a change of control. We believe that use of this Triggering Event protects stockholder interests by enhancing employee focus during rumored or actual change of control activity through (1) providing incentives to our officers to remain employed by us despite uncertainties while a transaction is under consideration or pending and (2) assuring severance and benefits for involuntarily or constructively terminated officers.

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

Other Matters

Stock Ownership Guidelines

The Board adopted stock ownership guidelines for non-employee directors and named executive officers of Goodrich in September 2013. The guidelines, as described below, are intended to further align the financial interests of our non-employee directors and named executive officers with those of our shareholders.

Officer Stock Ownership Guidelines. The officer stock ownership guidelines provides that our CEO, President and other named executive officers, as set forth in the guidelines or as may otherwise be determined by the Compensation Committee, are expected to hold an amount of stock equal in value to a multiple of three to six times their base salary, depending on their position and responsibilities. Of our named executive officers, our CEO is expected to hold stock equal in value to six times his base salary, our President is expected to hold stock equal in value to five times his base salary, and the other named executive officers are expected to hold an amount of stock equal in value to three times their respective base salaries. Officers to whom the guidelines become applicable in the future are expected to achieve the prescribed holdings within three years of the date on which the guidelines become applicable to them.

Policy on Recovery of Compensation and Clawbacks

In December 2014, the Board adopted a clawback policy under which the Board, or a committee of the Board, has the right to cause the reimbursement by an executive officer of the Company of certain incentive compensation if the compensation was predicated upon the achievement of certain financial results that were subsequently the subject of a required restatement of the Company’s financial statements and the executive officer engaged in fraudulent or intentional illegal conduct that cause the need for the restatement.

Tax Treatment of Executive Compensation

Compensation payable to our CEO and our three other most highly compensated employees other than our chief financial officer is subject to the limitations of Section 162(m) of the Internal Revenue Code, which limits our ability to deduct compensation in excess of $1,000,000. While the deductibility of compensation is important to us and actions will, when deemed appropriate, be taken to ensure the deductibility of compensation, the Committee has also determined that flexibility in determining the appropriate amount of compensation is required, notwithstanding the statutory and regulatory provisions, in negotiating and implementing incentive compensation programs. Accordingly, the Compensation Committee retains the discretion to award compensation that exceeds Section 162(m)’s deductibility limit.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee is comprised of Messrs. Washington, Austin and Seeligson. During the fiscal year ended December 31, 2014, no member of the Compensation Committee (1) was an officer or employee, (2) was formerly an officer or (3) had any relationship requiring disclosure under the rules and regulations of the SEC.

During the fiscal year ended December 31, 2014, none of our executive officers served as (1) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of our Board; (2) a director of another entity, one of whose executive officers served on the Compensation Committee of our Board; or (3) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Board.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed with management the disclosures set forth in this Amendment in this Item 11 under the heading “Compensation Discussion and Analysis.” Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the disclosures set forth in this Amendment under the heading “Compensation Discussion and Analysis” be included in this Amendment.

Respectfully submitted by the Compensation Committee of the Board of Directors,

Gene Washington, Chairman Josiah T. Austin Arthur A. Seeligson

EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes, with respect to our NEOs, information relating to the compensation earned for services rendered in all capacities. Our NEOs consist of our Chief Executive Officer, Chief Financial Officer, and three of our other most highly compensated executive officers.

Summary Compensation for Year Ended December 31, 2012, 2013 and 2014

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)(2)	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
		($)	($)	($)	($)	($)	($)
Walter G. Goodrich Vice Chairman and Chief Executive Officer	2014	515,000		420,001	486,675	15,600	1,437,276
	2013	478,400		2,100,000	717,600	15,300	3,311,300
	2012	478,400		956,801	861,120	15,000	2,311,321

Robert C. Turnham, Jr. President and Chief Operating Officer	2014	486,000		379,998	459,270	15,600	1,340,868
	2013	452,400		1,900,000	678,600	15,300	3,046,300
	2012	452,400		904,796	814,320	15,000	2,186,516

Mark E. Ferchau Executive Vice President	2014	380,000		289,999	239,400	15,600	924,999
	2013	353,600		1,450,000	353,600	15,300	2,172,500
	2012	353,600		707,201	424,320	15,000	1,500,121

Jan L. Schott Senior Vice President, and Chief Financial Officer	2014	325,000		233,502	163,800	15,600	737,902
	2013	291,200		962,000	232,960	15,300	1,501,460
	2012	291,200	20,000	436,798	279,552	14,700	1,022,550

Michael J. Killelea Senior Vice President, General Counsel and Corporate Secretary	2014	307,000		182,998	154,728	15,600	660,326
	2013	286,000		753,000	228,800	15,300	1,283,100
	2012	286,000		428,999	274,560	14,700	1,004,559

(1)	For 2014, the amounts included in the “Stock Awards” column reflect the aggregate amount of the pure time-vested phantom stock grants.
(2)	The amounts included in the “Stock Awards” column reflect the grant date fair value of the awards under Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, assuming the completion of the service-based vesting conditions to which such awards are subject. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by our NEOs. Assumptions used in the calculation of these amounts are included in Note 2 to our audited financial statements for the fiscal year ended December 31, 2012, 2013 and 2014 included in our Annual Report on Form 10-K.
(3)	The amounts included in the “All Other Compensation” column represent Company matching contributions to the Named Executive Officer’s 401(k) savings plan account. No Named Executive Officer received any perquisites for which the aggregate amount exceeded $10,000.

Grants of Plan-Based Awards

The following table provides information concerning each grant of an award made to our NEOs under any plan during 2014, including awards, if any, that have been transferred.

Grants of Plan-Based Awards for Year Ended December 31, 2014

Estimated Possible Payouts under

Non-Equity Incentive Plan Awards(1)

Name	Grant Date	Threshold	Target	Maximum	All Other Stock Awards Number of Shares of Stock or Units(2)	Grant Date Fair Value of Stock and Options Awards
		($)	($)	($)	(#)	($)
Walter G. Goodrich	12/9/2014	386,250	772,500	1,545,000	104,478	420,001
Robert C. Turnham, Jr.	12/9/2014	364,500	729,900	1,458,000	94,527	379,998
Mark E. Ferchau	12/9/2014	190,000	380,000	760,000	72,139	289,999
Jan L. Schott	12/9/2014	130,000	260,000	520,000	58,085	233,502
Michael J. Killelea	12/9/2014	122,800	245,600	491,200	45,522	182,998

(1)	These columns show the potential value of the payout for each NEO under our annual cash incentive plan. The potential payouts are performance-driven and therefore completely at risk. The business measurements and performance goals for determining the payout are described in the CD&A.
(2)	On December 9, 2014, the Board granted equity awards under our 2006 Long-Term Incentive Plan to the NEOs in the form of pure time vested phantom stock.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table.

2006 Long-Term Incentive Plan.

Phantom Stock. The phantom stock awards vest in one-third increments on each anniversary of the grant date, and will vest earlier upon the grantee’s termination of employment due to his death or disability. In addition, the phantom stock will vest on a change in control of the Company (see the “Potential Payments Upon Termination or Change in Control” section below for definitions). Payment of vested phantom stock may be made in cash, shares of our common stock or any combination thereof, as determined by the Committee in its discretion. Any payment to be made in cash will be based on the fair market value of a share of common stock on the payment date.

Non-Equity Incentive Plan Compensation.

In September 2014, the Committee approved the 2014 performance criteria under our annual cash incentive compensation plan.

For a description of the plan, please see “Compensation Discussion and Analysis – Annual Cash Incentive Awards.”

Salary in Proportion to Total Compensation. As noted in “Compensation Discussion and Analysis,” we believe that a significant portion of each NEO’s compensation should be in the form of equity awards, principally in the form of phantom stock grants. The percentage of each NEO’s total compensation that was paid and awarded for 2014 in the form of base salary was approximately 36% for each of Messrs. Goodrich and Turnham; 42% for Mr. Ferchau; 45% for Ms. Schott and 48% Mr. Killelea.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards for our NEOs that were outstanding on December 31, 2014.

Outstanding Equity Awards as of December 31, 2014

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Options Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
			($)		(#)		($)(1)
Walter G. Goodrich	135,000		23.39	12/06/2015	38,894	(2)	172,689
					79,635	(3)	353,579
					104,478	(4)	463,882
Robert C. Turnham, Jr.	125,000		23.39	12/06/2015	36,780	(2)	163,303
					72,050	(3)	319,902
					94,527	(4)	419,700
Mark E. Ferchau	23,500		23.39	12/06/2015	28,748	(2)	127,641
					54,986	(3)	244,138
					72,139	(4)	320,927
Jan L. Schott	10,000		21.59	02/12/2015	17,756	(2)	78,837
					36,480	(3)	161,971
					58,085	(4)	257,897
Michael J. Killelea					17,439	(2)	77,429
					28,555	(3)	126,784
					45,522	(4)	202,118

(1)	The market value reported was calculated utilizing our closing stock price on December 31, 2014, the last trading day of the fiscal year, which was $4.44.
(2)	Restricted phantom stock vests on December 11, 2015.
(3)	Restricted phantom stock vests in one-half increments on December 11, 2015 and 2016.
(4)	Restricted phantom stock vests in one-third increments on December 9, 2015, 2016 and 2017.

Option Exercises and Stock Vested

The following table provides information concerning the vesting of restricted phantom stock awards during the fiscal year ended December 31, 2014 on an aggregated basis with respect to each of our NEOs. None of our NEOs exercised a stock option award during 2014.

Stock Vested for the Year Ended December 31, 2014

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)
Walter G. Goodrich	100,571	423,842
Robert C. Turnham, Jr.	93,477	393,871
Mark E. Ferchau	72,398	305,023
Jan L. Schott	45,975	193,758
Michael J. Killelea	41,517	174,804

Potential Payments Upon Termination or Change in Control

The discussion below discloses the amount of compensation and/or other benefits potentially due to Messrs. Goodrich, Turnham, Ferchau and Killelea, and Ms. Schott in the event of a change in control, or a termination of their employment, including, but not limited to, in connection with a change in control of the Company. The amounts shown assume that such termination was effective as of December 31, 2014, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their respective termination or upon a change in control. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company or upon the change in control of the Company. We believe that change in control protection allows management to focus their attention and energy on the business transaction at hand without any distractions regarding the effects of a change-of-control. Likewise, post-termination payments allow management to focus their attention and energy on making the best objective business decisions that are in the interest of the company without allowing personal considerations to cloud the decision-making process.

Severance Agreement

Each of Messrs. Goodrich, Turnham, and Ferchau has entered into a severance agreement with the Company providing for a cash lump sum payment to each of them in the event of their termination of employment without “cause” or due to a “change in duties,” during the eighteen (18) month period immediately following a “change in control,” or the executive is terminated without cause by the Company at any time (each term as defined below). The amount to which each is entitled is equal to two (2) times his then “current annual rate of total compensation,” to be paid within a ninety (90) day period following the applicable termination of employment, or in the event the executive is a “specified employee” as defined in Section 409A of the Code at the time of termination, on the first business day following the six (6) month period immediately following the executive’s termination of employment. The severance agreement also provides for continued health and life insurance coverage under the Company plans (or the equivalent thereof) for each of them through the second anniversary of their respective termination of employment date, but only to the extent that the continuation of benefits is exempt from Section 409A of the Code. In the event that payments pursuant to the severance agreements create excise taxes for the executive pursuant to Section 4999 of the Code, we will provide the executive with an additional payment solely to compensate them for the additional excise tax payment; the additional payment is not intended to apply to the income, excise or other taxes that such an additional payment may create for the executive.

The severance agreements define “cause” as (1) a material failure to perform expected duties, (2) the commission of fraud, embezzlement, or misappropriation against us, (3) a material breach by the executive of his fiduciary duty, or (4) a conviction of a felony offense or a crime involving moral turpitude.

The executive’s “current annual rate of total compensation” is comprised of the executive’s annual base salary, the annual cash bonus last awarded to the executive prior to the change of control, and the value of the equity-based compensation awards granted to the executive during the twelve (12) months immediately prior to the change of control. All equity awards to be included in this calculation will be valued as of the date of grant.

A “change of control” of the Company will be deemed to have occurred upon the occurrence of the following events: (1) a sale or other transfer of all or substantially all of our assets, (2) our liquidation or dissolution, (3) a person or group becomes the beneficial owner of fifty percent (50%) or more of our voting power, or (4) a merger or consolidation, unless for at least six (6) months after the transaction, we own at least fifty percent (50%) of the total voting power of all the voting securities.

The executives may voluntarily resign upon a “change in duties” upon (1) a reduction in the executive’s duties or responsibilities, (2) a reduction in the executive’s “current annual rate of total compensation” or (3) a change in location of the executive’s principal place of business of more than fifty (50) miles.

Officer Severance Plan

Each of Ms. Schott and Mr. Killelea are covered under the Goodrich Petroleum Officer Severance Plan which provides for a cash lump sum payment to each of them in the event of their termination of employment without “cause” or due to a “change in duties,” during the eighteen (18) month period immediately following a “change in control,” each term as defined below. Prior to any payments under the Officer Severance Plan becoming payable, however, the executive will be required to file a general release in the Company’s favor. The amount to which each is entitled is equal to two (2) times the sum of his annual base salary (defined below) and target bonus amount (defined below), to be paid no later than the ten (10) day period following the executive’s release becoming irrevocable, or in the event the executive is a “specified employee” as defined in Section 409A of the Code at the time of termination, on the first business day following the six (6) month period immediately following the executive’s termination of employment. The severance plan also provides for continued health coverage under the Company plans (or the equivalent thereof) for each of them for up to 18 months from their respective termination of employment date, but only to the extent that the continuation of benefits is exempt from Section 409A of the Code. In the event that payments pursuant to the severance plan create excise taxes for the executive pursuant to Section 4999 of the Code, we will provide the executive with an additional payment solely to compensate them for the additional excise tax payment; the additional payment is not intended to apply to the income, excise or other taxes that such an additional payment may create for the executive.

If either executive incurs an involuntary termination other than following a change in control, then such executive is entitled to receive 50% of the sum of his annual base salary and target bonus amount as well as up to six months of continued health benefits.

A “change in duties” and a “change in control” under the severance plan are defined similarly to a “change in duties” and a “change in control” under our individual severance agreements.

The severance plan defines “cause” as (1) a material failure to perform expected duties, (2) a conviction of a felony offense or a crime involving moral turpitude, or (3) gross negligence or willful misconduct in the performance of duties.

The executive’s annual base salary shall mean the highest rate of base salary in effect during the six-month period ending immediately prior to the change in control or involuntary termination and the executive’s target bonus amount shall mean an amount equal to the product of (i) the Executive’s annual base salary and (ii) the executive’s target bonus percentage for the fiscal year of the Employer immediately preceding the year of termination.

An “involuntary termination” shall mean any termination of the executive’s employment with the Company that results from either (i) termination (whether before, on or following a change of control) by the Company other than for cause; or (ii) upon a change in duties by the executive on or within 18 months following a change of control.

Equity-Based Compensation Plans

In addition, each of Messrs. Goodrich, Turnham, and Ferchau hold stock options granted under the Goodrich Petroleum Corporation 1995 Stock Option Plan (“1995 Plan”), each of which are already vested. Options granted under the 1995 Plan become fully exercisable upon the grantee’s termination of employment with the Company due to death or disability. In addition, the 1995 Plan provides the administrative committee discretion to accelerate options upon a “change in control,” as defined in the 1995 Plan. A “change of control” under the 1995 plan will be deemed to have occurred upon the occurrence of any of the following events: (1) a person or group of persons becomes the beneficial owner of fifty percent (50%) or more of our voting power, (2) a merger where we are not the surviving entity, (3) an election of directors in which more than one-half of our incumbent directors are not reelected, (4) the sale or other transfer of all or substantially all of our assets or (5) our liquidation or dissolution.

The Company maintains the Goodrich Petroleum Corporation 2006 Long-Term Incentive Plan (“2006 Plan”), under which each of Messrs. Goodrich, Turnham, Ferchau, Ms. Schott and Mr. Killelea have received grants of stock options and/or phantom stock. The terms of the 2006 Plan and related award agreements provide for options to become fully vested and exercisable upon a “change of control” (as defined below) of the Company or upon the grantee’s termination of employment due to death or disability. Phantom stock granted under the 2006 Plan become fully vested upon a change of control of the Company, or upon a grantee’s termination of employment with the Company due to death or disability. A “change of control” of the Company is defined for purposes of the 2006 Plan as a change of control event as defined in the regulations and guidance issued under Section 409A of the Code. Our Committee has the authority to provide for alternative acceleration or exercise treatment for the awards granted pursuant to the 2006 Plan at its discretion, but for purposes of the table below, we have assumed that the executives would receive the treatment of their equity awards as currently noted in the 2006 Plan and their award agreements.

A summary of the possible cash severance payments and continuation of health and life insurance coverage, as well as the accelerated vesting or settlement of the options and phantom stock, are detailed below for each of the named executive officers. The value of all equity awards is based upon the closing price of our stock on December 31, 2014, or $4.44. None of our NEOs held unvested stock options at the end of the 2014 year, thus there is no value associated with accelerated vesting of the stock options in the table below.

Executive	Death or Disability	Change in control followed by a termination without cause or a change in duties	Termination without cause	Change in Control without a Termination of Employment
	($)	($)	($)	($)
Walter G. Goodrich
Cash Severance(1)	—	3,305,202	3,305,202	—
Health and Life Continuation(2)	—	57,904	57,904	—
Accelerated Equity Awards(3)	990,151	990,151	—	990,151
Total	990,151	4,353,257	3,363,106	990,151

Robert C. Turnham, Jr.
Cash Severance(1)	—	3,089,196	3,089,196	—
Health and Life Continuation(2)	—	40,884	40,884	—
Accelerated Equity Awards(3)	902,905	902,905	—	902,905
Total	902,905	4,032,985	3,130,080	902,905

Mark E. Ferchau
Cash Severance(1)	—	2,047,198	2,047,198	—
Health and Life Continuation(2)	—	57,904	57,904	—
Accelerated Equity Awards(3)	692,076	692,076	—	692,076
Total	692,076	2,797,178	2,105,102	692,076

Jan L. Schott
Cash Severance(1)		1,115,920	278,980
Health Continuation(2)		23,615	7,872
Accelerated Equity Awards(3)	498,705	498,705	—	498,705
Total	498,705	1,638,240	286,852	498,705

Michael J. Killelea
Cash Severance(1)		1,071,600	267,900
Health Continuation(2)		40,848	13,616
Accelerated Equity Awards(3)	406,331	406,331		406,331
Total	406,331	1,518,779	281,516	406,331

1.	The total compensation used to determine the amount of cash severance each executive would have been entitled to as of December 31, 2014 is comprised of the following amounts:

a. Mr. Goodrich: $515,00 in annual salary; $717,600 in bonus, and $420,001 for the value of the previous year’s equity awards

b. Mr. Turnham: $486,000 in annual salary; $678,600 in bonus, and $379,998 for the value of the previous year’s equity awards

c. Mr. Ferchau: $380,000 in annual salary; $353,600 in bonus, and $289,999 for the value of the previous year’s equity awards

d. Ms. Schott: $325,000 in annual salary and $232,960 in target bonus amount.

e. Mr. Killelea: $307,000 in annual salary and $228,800 in target bonus amount.

2.	The amounts disclosed above for the continuation of health and life insurance were calculated by using the current cost for health and life insurance (if applicable) for each executive as of December 31, 2014 under our current health and life insurance plans. The continuation costs could be more or less than the amounts disclosed above depending on the time of the executive’s actual termination of employment.
3.	The acceleration of equity for each of the executives is comprised of restricted phantom stock for all of the executives pursuant to the 2006 Plan. Amounts disclosed in the table above reflect:

a. Mr. Goodrich: 223,007 shares of phantom stock.

b. Mr. Turnham 203,357 shares of phantom stock.

c. Mr. Ferchau 155,873 shares of phantom stock.

d. Ms. Schott: 112,321 shares of phantom stock.

e. Mr. Killelea: 91,516 shares of phantom stock.

Risk Assessment Related to our Compensation Structure

We believe our compensation plans for all employees, including the Named Executive Officers, are appropriately structured and are not reasonably likely to have a material adverse effect on the Company. We believe our approach to goal setting, setting of targets with payouts at multiple levels of performance, and evaluation of performance results assist in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. Several features of our programs reflect sound risk management practices. We set performance goals that we believe are reasonable in light of past performance and market conditions. We also believe we have allocated our compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking. Further, with respect to our incentive compensation programs, the metrics that determine payouts for our employees are company-wide metrics only. This is based on our belief that applying Company-wide metrics encourages decision-making that is in the best long-term interests of the Company and our stockholders as a whole. We use phantom stock rather than stock options for equity awards because phantom stock retains value even in a depressed market so that employees’ are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based vesting over three years for our long-term incentive awards, even after achievement of any performance criteria, ensures that our employees’ interests align with those of our stockholders for the long-term performance of the Company.

DIRECTOR COMPENSATION

General

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2014. Directors who are our full-time employees receive no compensation for serving as directors.

Director Compensation for Year Ended December 31, 2014

Name	Year	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation	Total
		($)	($)	($)	($)
Josiah T. Austin	2014	9,000	175,000	—	184,000
Peter Goodson	2014	14,000	175,000		189,000
Patrick E. Malloy, III	2014	500,000	500,000		1,000,000
Michael J. Perdue	2014	83,100	124,900	—	208,000
Arthur A. Seeligson	2014	66,100	124,900	—	191,000
Stephen M. Straty	2014	31,120	149,880	—	181,000
Gene Washington	2014	97,480	100,020	—	197,500

(1)	No director had any outstanding stock awards at year-end 2014 except Mr. Malloy, who had 142,040 shares of phantom stock. On December 1, 2014, the Committee awarded Mr. Malloy 105,708 shares of phantom stock per the terms of his compensation agreement. Please see “Transactions with Related Persons” for a brief description of the compensation arrangements. The amounts included in the “Stock Awards” column reflect the grant date fair value of each director’s award as computed in accordance with the Topic 718 of the Codification. Assumptions used in the calculation of these amounts are included in Note 2 to our audited financial statements for the fiscal year ended December 31, 2012, 2013 and 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Retainer / Fees

Each non-employee director received the following compensation in 2014:

•	cash retainers of $20,000 for the Chairman of the Audit Committee, $7,500 for the Chairman of the Compensation Committee and $5,000 for the Chairman of the Nominating and Corporate Governance Committee;

•	a meeting fee of $1,000 for each Board meeting attended in person or via teleconference and $1,000 for each committee meeting attended in person or via teleconference; and

•	annual director compensation of $175,000 of which each director received a minimum of $100,000 in Goodrich common stock and the remaining balance could be received in either equity or cash.

Each non-employee director received the following compensation in 2013:

•	cash retainers of $20,000 for the Chairman of the Audit Committee, $7,500 for the Chairman of the Compensation Committee and $5,000 for the Chairman of the Nominating and Corporate Governance Committee;

•	a meeting fee of $1,000 for each Board meeting attended in person or via teleconference and $1,000 for each committee meeting attended in person or via teleconference;

•	an annual cash retainer fee of $40,000; and

•	an annual equity grant of 6,000 shares of common stock.

Non-Employee Director Stock Ownership Guidelines

In September 2013, the Board approved stock ownership guidelines for the Company’s non-employee directors based upon the belief that stock ownership guidelines further align the interests of the Company’s non-employee directors with those of the Company’s stockholders. These guidelines provide that each non-employee director is generally expected to accumulate and hold a number of shares of the Company’s common stock at least equivalent to the value of three times the annual cash retainer received by the director for his or her service as a director. The non-employee directors are required to accumulate within either three years after the later of (1) the date each non-employee director joins the Board, or (2) the date the guidelines were approved and made effective, whichever date last occurs.

Other Arrangements

Please refer to the section “Transactions with Related Persons” for details regarding the compensation agreements between the Company and Mr. Malloy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 17, 2015 (except as otherwise noted) certain information with respect to the amount of our common stock beneficially owned (as defined by the SEC’s rules and regulations) by:

•	each person known to beneficially own 5% or more of the outstanding shares of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all current executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common Stock	Patrick E. Malloy, III(3)	5,283,331	9.2
Common Stock	Josiah T. Austin(4)	1,990,396	3.5
Common Stock	Walter G. Goodrich(5)	943,094	1.6
Common Stock	Robert C. Turnham, Jr.(6)	631,371	1.1
Common Stock	Mark E. Ferchau(7)	201,401		*
Common Stock	Arthur A. Seeligson	69,857		*
Common Stock	Michael J. Killelea	111,814		*
Common Stock	Gene Washington	39,148		*
Common Stock	Michael J. Perdue(8)	51,750		*
Common Stock	Jan L Schott	83,195		*
Common Stock	Stephen M. Straty	26,667		*
Common Stock	Peter D. Goodson	51,006		*

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common Stock	Directors and Executive Officers as a Group (12 persons)(9)	9,483,030	16.5
Common Stock	Invesco Advisors, Inc. (10) 1555 Peachtree Street NE Atlanta, GA 30309	3,044,005	5.3
Series B Convertible Preferred Stock	Patrick E. Malloy, III	70,100	3.1
Series B Convertible Preferred Stock	Robert C. Turnham, Jr.	3,000		*
Series B Convertible Preferred Stock	Gene Washington	1,000		*
Series B Convertible Preferred Stock	Directors and Executive Officers as a Group	74,100	3.2
Series C Preferred Stock	Josiah T. Austin	60,000	1.4
Series C Preferred Stock	Patrick E. Malloy, III	40,000	1.0
Series C Preferred Stock	Walter G. Goodrich	4,000		*
Series C Preferred Stock	Robert C. Turnham, Jr.	4,000		*
Series C Preferred Stock	Gene Washington	1,450		*
Series C Preferred Stock	Directors and Executive Officers as a Group	109,450	2.4
Series D Preferred Stock	Josiah T. Austin	70,000	1.3
Series D Preferred Stock	Pat E. Malloy, III	40,000	1.0
Series D Preferred Stock	Walter G. Goodrich	4,000		*
Series D Preferred Stock	Robert C. Turnham, Jr.	4,000		*
Series D Preferred Stock	Directors and Executive Officers as a Group	118,000	2.3

*	Less than 1%
(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Goodrich Petroleum Corporation, 801 Louisiana, Suite 700, Houston, Texas 77002 and each beneficial owner has sole voting and dispositive power over such shares.
(2)	Based on the following respective total shares outstanding for each class of our equity securities as of April 17, 2015: (i) 57,167,176 shares of our common stock; (ii) 2,249,893 shares of our 5.375% Series B Cumulative Convertible Preferred Stock; 4,400,000 depositary shares, each representing a 1/1000th ownership interest in a share of our 10.00% Series C Cumulative Preferred Stock; and (iv) 5,200,000 depositary shares, each representing a 1/1000th ownership interest in a share of our 9.75% Series D Cumulative Preferred Stock. For purposes of the calculation, the percentage for each director and officer includes that person’s vested options in both the numerator and the denominator.
(3)	Includes the following securities: (a) 5,183,331 shares of common stock held by Mr. Malloy on his own behalf, and (b) exercisable options to purchase 100,000 shares of common stock. Mr. Malloy disclaims beneficial ownership of the shares of common stock owned by his two daughters.
(4)	Includes the following securities: (a) 1,900,790 shares of common stock held by El Coronado Holdings, LLC (“ECH”) over which Mr. Austin serves as the sole Managing Member, and (b) 89,606 shares of common stock held by Mr. Austin on his own behalf. As the sole Managing Member of ECH, Mr. Austin shares with ECH the power to vote or to direct the vote or the disposition of the 1,900,790 shares of common stock held by ECH. Mr. Austin has the sole power to vote or to direct the vote or to dispose or to direct the disposition of 89,606 shares of common stock.
(5)	Includes the following securities: (a) 269,560 shares of common stock held by Walter G. Goodrich on his own behalf, (b) 100,000 shares of common stock held by Mr. Goodrich’s wife, (c) 381,409 shares of common stock owned by Goodrich Energy, Inc., a corporation with respect to which Walter G. Goodrich is the majority stockholder and exercises sole voting and investment power with respect to the shares held by Goodrich Energy, Inc., (d) 57,125 shares of common stock held by HGF Partnership; as the sole Managing Partner of HGF Partnership, Walter G. Goodrich has control of the day-to-day operations of the partnership and exclusive control of the maintenance of the partnership’s assets, including the right to acquire and convey property on behalf of the partnership, and (e) exercisable options to purchase 135,000 shares of common stock.
(6)	Includes the following securities: (a) 476,421 shares of common stock held by Mr. Turnham on his own behalf, (b) 29,950 shares of common stock held by Mr. Turnham’s wife, and (c) exercisable options to purchase 125,000 shares of common stock.
(7)	Includes the following securities (a) 177,901 shares of common stock held by Mr. Ferchau on his own behalf, and (b) exercisable options to purchase 23,500 shares of common stock.
(8)	Includes the following securities: (a) 26,750 shares of common stock held by a family trust (which is held in a margin account) of which Mr. Perdue is the trustee, and (b) 25,000 shares held in a personal IRA.

(9)	Includes currently exercisable options to purchase 383,500 shares of common stock.
(10)	Based on Schedule 13G/A filed jointly by these security holders with the SEC on February 3, 2015. Invesco Ltd. reported a total aggregate beneficial ownership of 3,044,055 shares. Invesco Advisers, Inc., Invesco Investment Advisers, LLC and Invesco Powershares Capital Management are subsidiaries of Invesco Ltd. that hold shares reported and are investment advisers registered under the Investment Advisers Act of 1940.

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:
Goodrich Petroleum Corporation 1995 Stock Option Plan, as amended	416,834	$23.39	—
Goodrich Petroleum Corporation 1997 Nonemployee Director Compensation Plan	150,000	$19.78	—
Goodrich Petroleum Corporation 2006 Long-Term Incentive Plan, as amended	124,000	$24.60	1,232,027

Item 13.	Certain Relationships and Related Transactions and Director Independence

TRANSACTIONS WITH RELATED PERSONS

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

Compensation Arrangement. The compensation Mr. Malloy receives for his service in the capacity as Chairman of the Board is determined by the Compensation Committee. In accordance with his June 1, 2013 Director Compensation Agreement, Mr. Malloy received annual cash compensation of $500,000 and a phantom stock award of 105,708 shares, with a grant date value of approximately $500,000.

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

Director	Relationships Considered	Determination Basis
Josiah T. Austin	Managing Member, El Coronado Holdings, L.L.C. Director, Novogen LTD Protea Biosciences Group Inc.	Independent

Peter D. Goodson	Operating Partner of Dubilier & Co., Lead Member of the Mekong Capital Advisory Board, a Vietnamese private equity firm	Independent

Gene Washington	Director, GP Strategies	Independent

Patrick E. Malloy, III	President and CEO, Malloy Enterprises, Inc. President, Malloy Energy Company, LLC	Not Independent See “Transactions With Related Persons”

Michael J. Perdue	President, PacWest Bancorp President, Pacific Western Bank	Independent

Walter G. Goodrich	Vice Chairman, CEO & Director of Goodrich Petroleum Corporation	Not Independent Employee of Company

Arthur A. Seeligson	Managing Partner of Seeligson Oil Company, Ltd.	Independent

Stephen M. Straty	America’s Co-Head of Energy Investment Banking Jefferies & Company, Inc.	Independent

Robert C. Turnham, Jr.	President, COO & Director of Goodrich Petroleum Corporation	Not Independent Employee of Company

Item 14.	Principal Accounting Fees and Services

Audit and Non-Audit Fees

Ernst & Young LLP has served as our independent registered public accounting firm and audited our consolidated financial statements beginning with the fiscal year ended December 31, 2013. The following table shows the fees billed to us related to the audit and other services provided by Ernst & Young LLP for 2012 and 2013.

	2013	2014
Audit Fees(1)	$1,574,000	$1,259,400
Audit Related Fees(2)	22,000	—

Total Audit and Audit Related Fees	$1,596,000	$1,259,400
Tax Fees	—	—
All Other Fees (3)	—	—

Total Fees	$1,596,000	$1,259,400

(1)	Audit fees are fees we paid to Ernst & Young LLP in 2013 and 2014 for professional services related to the audit and quarterly reviews of our financial statements and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. In 2013 and 2014, audit fees included the audit of consolidated financial statements and audit of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, Section 404 (“SOX”).
(2)	Other pre-approved audit projects.
(3)	No other fees for professional services were paid to Ernst & Young LLP with respect to the fiscal years ended December 31, 2013 or 2014, respectively.

Audit Committee Pre-Approval Policy

All services to be performed for the Company by Ernst & Young LLP must be pre-approved by the Audit Committee or a designated member of the Audit Committee, as provided in the committee’s charter. All services provided by Ernst & Young LLP in fiscal year 2014 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Listing of Financial Statements

Financial Statements

No financial statements or schedules are filed with this Annual Report on Form 10-K/A.

(b)	Exhibits

The exhibits to this Annual Report on Form 10-K/A required to be filed pursuant to Item 15(b) are listed below.

(c)	Financial Statement Schedules

No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K/A or they are inapplicable.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Acquisition II, Inc., dated January 31, 1997 (incorporated by reference to Exhibit 3.1 B of the Company’s Third Amended Registration Statement of Form S-1 (Registration No. 333-47078) filed on December 8, 2000).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated March 12, 1998 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 1997).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 9, 2002 (incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on December 3, 2007).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 30, 2007 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 9, 2007).

3.6	Bylaws of the Company, as amended and restated (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-12719) filed on February 19, 2008).

3.7	Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-12719) filed on December 22, 2005).

3.8	Certificate of Designation with respect to the 10.00% Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on April 10, 2013).

3.9	Certificate of Designation with respect to the 9.75% Series D Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on August 19, 2013).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 (File No. 33-01077) filed on February 20, 1996).

4.2	Deposit Agreement, dated as of April 10, 2013, by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on April 10, 2013).

4.3	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on April 10, 2013).

4.4	Form of Certificate representing the 10.00% Series C Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on April 10, 2013).

4.5	Deposit Agreement, dated as of August 19, 2013 by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on August 19, 2013).

4.6	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.8) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on August 19, 2013).

4.7	Form of Certificate representing the 9.75% Series D Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on August 19, 2013).

4.8	Indenture, related to our 3.25% Convertible Senior Notes due 2026, dated December 6, 2006, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2006).

4.9	Indenture, related to our 5.00% Convertible Senior Notes due 2029, dated as of September 28, 2009, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.10	First Supplemental Indenture, related to our 5.00% Convertible Senior Notes due 2029, dated as of September 28, 2009, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.11	Form of 5.00% Convertible Senior Note due 2029 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.12	Indenture (including the Form of Note), related to our 8.875% Senior Notes due 2019, dated as of March 2, 2011 among the Company, the Guarantor and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 8, 2011).

4.13	First Supplemental Indenture, related to our 3.25% Convertible Senior Notes due 2026, dated as of April 1, 2011 among Goodrich Petroleum Corporation and Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

4.14	Second Supplemental Indenture, related to our 5.00% Convertible Senior Notes due 2029, dated as of April 1, 2011 among Goodrich Petroleum Corporation and Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2012).

4.15	Third Supplemental Indenture, related to our 5.00% Convertible Senior Notes due 2032, dated as of August 26, 2013, between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on August 27, 2013).

4.16	Purchase Agreement, dated as of February 26, 2015, by and among the Company and Franklin Advisers, Inc., as investment manager on behalf of certain funds and accounts listed thereto (Incorporated by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 2, 2015).

10.1	Goodrich Petroleum Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 (File No. 333-58631) filed May 30, 1995).

10.2†	Goodrich Petroleum Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A (File No. 001-12719) filed April 17, 2006).

10.3†	Goodrich Petroleum Corporation Annual Bonus Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.4†	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2007).

10.5†	Form of Subscription Agreement dated September 27, 1999 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) dated October 15, 1999).

10.6†	Form of Grant of Restricted Phantom Stock (1995 Stock Option Plan) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.7†	Form of Grant of Restricted Phantom Stock (2006 Long-Term Incentive Plan) (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.8†	Form of Director Stock Option Agreement (with vesting schedule) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.9†	Form of Director Stock Option Agreement (immediate vesting) (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.10†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.11†	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.12†	Amended and Restated Severance Agreement between the Company and Walter G. Goodrich dated November 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.13†	Amended and Restated Severance Agreement between the Company and Robert C. Turnham, Jr. dated November 5, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.14†	Amended and Restated Severance Agreement between the Company and Mark E. Ferchau dated November 5, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.15	Second Amended and Restated Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas and certain lenders dated May 5, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2009).

10.16	First Amendment to Second Amended and Restated Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas and certain lenders, dated as of September 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 28, 2009).

10.17	Third Amendment to Second Amended and Restated Credit Agreement dated as of February 4, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on February 10, 2011).

10.18	Second Amendment to Second Amended and Restated Credit Agreement dated as of October 29, 2010 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on February 10, 2011).

10.19	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2011 among Goodrich Petroleum Company, L.L.C.,BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 3, 2011).

10.20	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of October 31, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 4, 2011).

10.21	Fifth Amendment to Second Amended and Restated Credit Agreement dated as of May 16, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 24, 2012).

10.22	Seventh Amendment to Second Amended and Restated Credit Agreement dated as of November 2, 2012 among Goodrich Petroleum Company, L.L.C., Well Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2013).

10.23	Eighth Amendment to Second Amended and Restated Credit Agreement dated as of March 13, 2013 among Goodrich Petroleum Company, L.L.C., Well Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2013).

10.24	Ninth Amendment to Second Amended and Restated Credit Agreement dated as of October 25, 2013 among Goodrich Petroleum Company, L.L.C., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2013).

10.25	Tenth Amendment to the Second Amended and Restated Credit Agreement dated May 19, 2014 among Goodrich Petroleum Company LLC. And Wells Fargo Bank National Association as administrative agent and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014).

10.26	Eleventh Amendment to the Second Amended and Restated Credit Agreement dated August 4, 2014 among Goodrich Petroleum Company LLC. and Wells Fargo Bank National Association as administrative agent and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014).

10.27	Twelfth Amendment to the Second Amended and Restated Credit Agreement dated September 30, 2014 among Goodrich Petroleum Company LLC. and Wells Fargo Bank National Association as administrative agent and the lenders thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014).

10.28†	Director Compensation Agreement between Patrick E. Malloy and Goodrich Petroleum Corporation dated June 1, 2013 (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2013).

12.1	Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 2, 2015).

12.2	Ratio of Earnings to Fixed Charges and Preference Securities Dividends (incorporated by reference to Exhibit 12.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 2, 2015).

21.1	Subsidiary of the Registrant: Goodrich Petroleum Company L.L.C.—Organized in the State of Louisiana.

23.1	Consent of Ernst & Young LLP—Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 2, 2015).

23.2	Consent of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 23.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 2, 2015).

23.3	Consent of Ryder Scott Company (incorporated by reference to Exhibit 23.3 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 2, 2015).

31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 2, 2015).

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 2, 2015).

99.1	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.

99.2	Report of Ryder Scott Company, Independent Petroleum Engineers and Geologists.

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 2, 2015).

101.SCH	XBRL Schema Document (incorporated by reference to Exhibit 101.SCH of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 2, 2015).

101.CAL	XBRL Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 2, 2015).

101.LAB	XBRL Labels Linkbase Document (incorporated by reference to Exhibit 101.LAB of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 2, 2015).

101.PRE	XBRL Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 2, 2015).

101.DEF	XBRL Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 2, 2015).

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2015.

GOODRICH PETROLEUM CORPORATION

By:	/s/ Walter G. Goodrich
Walter G. Goodrich
Chief Executive Officer