Form 10-Q
period 2015-03-31
GOODRICH PETROLEUM CORP
filed 2015-05-06
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares outstanding of the Registrant’s common stock as of May 4, 2015 was 57,167,476.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,426	$8
Accounts receivable, trade and other, net of allowance	9,084	12,993
Accrued oil and natural gas revenue	8,819	15,128
Fair value of oil and natural gas derivatives	38,504	47,444
Inventory	1,597	1,383
Prepaid expenses and other	893	1,340
Total current assets	65,323	78,296
PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	1,526,303	1,478,042
Furniture, fixtures and equipment	7,656	7,645
	1,533,959	1,485,687
Less: Accumulated depletion, depreciation and amortization	(893,345)	(871,082)
Net property and equipment	640,614	614,605
Deferred tax assets	13,396	16,488
Deferred financing cost and other	14,821	12,749
TOTAL ASSETS	$734,154	$722,138
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$71,030	$86,823
Accrued liabilities	31,791	54,143
Accrued abandonment costs	145	145
Deferred tax liabilities current	13,396	16,488
Fair value of oil and natural gas derivatives	152	102
Total current liabilities	116,514	157,701
Long-term debt	585,591	568,625
Accrued abandonment costs	6,506	6,365
Fair value of oil and natural gas derivatives	139	464
Transportation obligation	4,090	4,127
Other non-current liability	656	630
Total liabilities	713,496	737,912
Commitments and contingencies (See Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized:
Series B convertible preferred stock, issued and outstanding 2,249,893 shares	2,250	2,250
Series C cumulative preferred stock, issued and outstanding 4,400 shares	4	4
Series D cumulative preferred stock, issued and outstanding 5,200 shares	5	5
Common stock: $0.20 par value, 100,000,000 shares authorized; issued and outstanding 57,111,742 and 45,105,205 shares, respectively	11,422	9,021
Additional paid in capital	1,129,350	1,066,770
Retained earnings (accumulated deficit)	(1,122,373)	(1,093,824)
Total stockholders’ equity (deficit)	20,658	(15,774)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$734,154	$722,138

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
REVENUES:
Oil and natural gas revenues	$24,143	$51,800
Other	(113)	3
	24,030	51,803
OPERATING EXPENSES:
Lease operating expense	4,138	8,617
Production and other taxes	1,409	2,441
Transportation and processing	1,247	2,372
Depreciation, depletion and amortization	20,233	29,238
Exploration	3,658	2,317
General and administrative	7,751	8,941
Gain on sale of assets	(892)	—
Other	(45)	—
	37,499	53,926
Operating loss	(13,469)	(2,123)
OTHER INCOME (EXPENSE):
Interest expense	(12,079)	(11,878)
Interest income and other	—	10
Gain (loss) on derivatives not designated as hedges	4,430	(8,501)
	(7,649)	(20,369)
Loss before income taxes	(21,118)	(22,492)
Income tax benefit	—	—
Net loss	(21,118)	(22,492)
Preferred stock dividends	7,431	7,431
Net loss applicable to common stock	$(28,549)	$(29,923)
PER COMMON SHARE
Net loss applicable to common stock - basic	$(0.58)	$(0.68)
Net loss applicable to common stock - diluted	$(0.58)	$(0.68)
Weighted average common shares outstanding - basic	49,110	44,273
Weighted average common shares outstanding - diluted	49,110	44,273

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,118)	$(22,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	20,233	29,238
(Gain) loss on derivatives not designated as hedges	(4,430)	8,501
Net cash received (paid) in settlement of derivative instruments	13,094	(2,731)
Amortization of leasehold costs	2,160	1,647
Share based compensation (non-cash)	1,886	2,350
Exploration cost	177	44
Amortization of finance cost, debt discount and accretion	2,092	2,632
Amortization of transportation obligation	189	210
(Gain) loss on sale of assets	(892)	—
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	3,893	(4,112)
Accrued oil and natural gas revenue	6,309	(2,157)
Inventory	(214)	96
Prepaid expenses and other	475	362
Accounts payable	(15,851)	7,333
Accrued liabilities	(2,286)	(14,366)
Net cash provided by operating activities	5,717	6,555
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(68,354)	(58,154)
Proceeds from sale of assets	777	625
Net cash used in investing activities	(67,577)	(57,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	97,000	15,000
Principal payments of bank borrowings	(166,000)	(5,000)
Proceeds from Second Lien Notes	100,000	—
Proceeds from equity offering	47,986	—
Preferred stock dividends	(7,431)	(7,431)
Debt issuance costs	(3,027)	(5)
Other	(250)	—
Net cash provided by financing activities	68,278	2,564
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,418	(48,410)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8	49,220
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,426	$810

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Significant Accounting Policies

Goodrich Petroleum Corporation (together with its subsidiary, “we,” “our,” or the “Company”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale Trend (“TMS”), (ii) South Texas, which includes the Eagle Ford Shale Trend and (iii) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend.

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

We have taken the following steps in the three months ended March 31, 2015 to mitigate the effects of the abnormally low crude oil prices on our operations:

1. We have significantly reduced our capital expenditures planned for 2015 thereby conserving capital.

2. We have extended the maturity of our Senior Credit Facility to February 24, 2017.

3. We have received proceeds from our issuance of $100 million Second Lien Notes.

4. We have received proceeds of $48 million from the sale of 12,000,000 shares of our common stock to the public.

5. We have reduced our staff headcount by 18% from year-end 2014 levels thereby reducing expenses.

Additionally, we have approximately 70% of our remaining projected 2015 oil production favorably hedged.

We have other resource options to enhance liquidity as well, such as selling non-core properties, entering into joint venture in our core areas and/or further reducing our planned capital expenditures.

As a result of the steps we have taken to enhance our liquidity, we anticipate cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements through the end of 2015, however the effects of an extended period of low commodity prices will require us to take further cost cutting measures.

Principles of Consolidation— The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) has been condensed or omitted. The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. Certain data in prior periods’ financial statements have been adjusted to conform to the presentation of the current period. We have evaluated subsequent events through the date of this filing.

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

Property and Equipment—As of March 31, 2015, we had interests in oil and natural gas properties totaling $639.3 million, net of accumulated depletion, which we account for under the successful efforts method. Under this method, costs of acquiring unproved and proved oil and natural gas leasehold acreage are capitalized. When proved reserves are found on an unproved property, the associated leasehold cost is transferred to proved properties. Significant unproved leases are reviewed periodically, and a valuation allowance is provided for any estimated decline in value. Costs of all other unproved leases are amortized over the estimated average holding period of the leases. Development costs are capitalized, including the costs of unsuccessful development wells.

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

As of March 31, 2015 and December 31, 2014, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

The following table summarizes the fair value of our financial instruments and long lived assets that are recorded or disclosed at fair value classified in each level as of March 31, 2015:

	Fair Value Measurements as of March 31, 2015
	(in thousands)
Description	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements
Commodity Derivatives (see Note 6)	$—	$38,213	$—	$38,213
Debt (see Note 3)	(240,893)	(52,000)	(58,943)	(351,836)
Total recurring fair value measurements	$(240,893)	$(13,787)	$(58,943)	$(313,623)

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transportation Obligation—We entered into a natural gas gathering agreement with an independent service provider, effective July 27, 2010. The agreement is scheduled to remain in effect for a period of ten years and requires the service provider to construct pipelines and facilities to connect our wells to the service provider’s gathering system in our Eagle Ford Shale Trend area of South Texas. In compensation for the services, we agreed to pay the service provider 110% of the total capital cost incurred by the service provider to construct new pipelines and facilities. The service provider bills us for 20% of the accumulated unpaid capital costs annually. The transportation obligation liability was $5.4 million as of each of March 31, 2015 and December 31, 2014.

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

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At March 31, 2015 and December 31, 2014, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

Derivative Instruments—We use derivative instruments such as futures, forwards, options, collars and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas and to hedge our exposure to changing interest rates. Accounting standards related to derivative instruments and hedging activities require that all derivative instruments subject to the requirements of those standards be measured at fair value and recognized as assets or liabilities in the balance sheet. We offset the fair value of our asset and liability positions with the same counterparty for each commodity type. Changes in fair value are required to be recognized in earnings unless specific hedge accounting criteria are met. All our realized gain or losses on our derivative contracts are the result of cash settlements. We have not designated any of our derivative contracts as hedges; accordingly, changes in fair value are reflected in earnings. See Note 6.

Income or Loss Per Share—Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders for each reporting period by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders for each reporting period by the weighted average number of common shares outstanding during the period, plus the effects of potentially dilutive stock options, stock warrants and restricted stock calculated using the Treasury Stock method and the potential dilutive effect of the conversion of shares associated with our 5.375% Series B Convertible Preferred Stock (“Series B Preferred Stock”), 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”), 5% Convertible Senior Notes due 2029 (the “2029 Notes”) and 5% Convertible Senior Notes due 2032 (the “2032 Notes”). See Note 4.

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

Guarantees—On March 2, 2011, we issued and sold $275 million aggregate principal amount of our 8.875% Senior Notes due 2019 (the “2019 Notes”). Upon issuance of the guarantee related to the 2019 Notes, our subsidiary also became a guarantor on our outstanding 2029 Notes and our 2026 Notes, pursuant to the respective indentures governing the 2029 Notes and 2026 Notes. On August 26, 2013 and October 1, 2013, we issued $109.25 million and $57.0 million, respectively, aggregate principal amount of our 2032 Notes, which are also guaranteed by our subsidiary pursuant to the terms of the indenture governing the 2032 Notes. The 2019 Notes, 2029 Notes, 2026 Notes and 2032 Notes are guaranteed on a senior unsecured basis by our 100% owned subsidiary, Goodrich Petroleum Company, L.L.C. On March 12, 2015 we issued and sold $100 million aggregate principal amount of our 8% Second Lien

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Notes due 2018 (the “Second Lien Notes”) and upon issuance our subsidiary became the guarantor of the Second Lien Notes under the governing indenture.

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

Guarantees of the Second Lien Notes will be released under certain circumstances, including in the event a Subsidiary Guarantor is sold or disposed of (whether by merger, consolidation, the sale of its capital stock or the sale of all or substantially all of its assets (other than by lease)) and whether or not the Subsidiary Guarantor is the surviving entity in such transaction to a person which is not the Parent Company or a Restricted Subsidiary of the Parent Company, such Subsidiary Guarantor will be released from its obligations under its Subsidiary Guarantee if the sale or other disposition does not violate the covenants described under “Limitation on Sales of Assets and Subsidiary Stock” in the indenture governing the Second Lien Notes. In addition, a Subsidiary Guarantor will be released from its obligations under the indenture and its guarantee if such Subsidiary Guarantor ceases to guarantee any other indebtedness of the Parent Company or a Subsidiary Guarantor, provided no Event of Default (as defined in the indenture governing the Second Lien Notes) has occurred and is continuing; or if the Parent Company designates such subsidiary as an Unrestricted Subsidiary and such designation complies with the other applicable provisions of the indenture or if such subsidiary otherwise no longer meets the definition of a Restricted Subsidiary; or in connection with any covenant defeasance, legal defeasance or satisfaction and discharge of the Second Lien Notes in accordance with the indenture.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest, which seeks to simplify presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. Entities should apply the amendments in this ASU on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company is currently evaluating the provisions of this ASU and assessing the impact, it may have on our consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 9, 2015, the FASB issued ASU 2015-01, which eliminates the concept of “extraordinary” items from US GAAP.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted, provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

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

NOTE 2—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the period ending March 31, 2015 is as follows (in thousands):

March 31,
2015
Beginning balance at December 31, 2014	$6,510
Liabilities incurred	11
Revisions in estimated liabilities	—
Liabilities settled	—
Accretion expense	130
Dispositions	—
Ending balance	$6,651
Current liability	$145
Long term liability	$6,506

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Debt

Debt consisted of the following balances as of the dates indicated (in thousands):

	March 31, 2015			December 31, 2014
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$52,000	$52,000	$52,000	$121,000	$121,000	$121,000
3.25% Convertible Senior Notes due 2026	429	429	107	429	429	353
5.0% Convertible Senior Notes due 2029 (2)	6,692	6,692	2,543	6,692	6,692	3,480
5.0% Convertible Senior Notes due 2032 (3)	171,620	166,796	97,993	170,770	165,504	87,093
8.0% Second Lien Senior Secured Notes due 2018 (4)	100,000	84,674	58,943	—	—	—
8.875% Senior Notes due 2019	275,000	275,000	140,250	275,000	275,000	136,125
Total debt	$605,741	$585,591	$351,836	$573,891	$568,625	$348,051

(1)

The carrying amount for the Second Amended and Restated Credit Agreement represents fair value as the variable interest rates are reflective of current market conditions. The fair value of the notes was obtained by direct market quotes within Level 1 of the fair value hierarchy.

(2)	The debt discount was amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was fully amortized as of December 31, 2014.
(3)

The debt discount is being amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The debt discount was $4.8 million and $5.3 million as of March 31, 2015 and December 31, 2014, respectively.

(4)

The debt discount is being amortized using the effective interest rate method based upon a two and a half year term through September 1, 2017, the first repurchase date applicable to the Second Lien Notes. The debt discount as of March 31, 2015 was $15.3 million.

The following table summarizes the total interest expense (contractual interest expense, accretion, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months		Three Months
	Ended		Ended
	March 31, 2015		March 31, 2014
		Effective		Effective
	Interest	Interest	Interest	Interest
	Expense	Rate	Expense	Rate
Senior Credit Facility	$1,537	3.9%	$585	NM
3.25% Convertible Senior Notes due 2026	3	3.3%	4	3.3%
5.0% Convertible Senior Notes due 2029	84	5.0%	1,424	11.0%
5.0% Convertible Senior Notes due 2032	3,573	8.6%	3,538	8.4%
8.0% Second Lien Senior Secured Notes due 2018	555	15.6%	—	—%
8.875% Senior Notes due 2019	6,327	9.2%	6,327	9.2%
Total	$12,079		$11,878
NM - Not meaningful.

Senior Credit Facility

Total lender commitments under the Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) are $600 million subject to borrowing base limitation, which as of March 31, 2015 was $150 million. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. As of March 31, 2015, we had $52 million outstanding under the Senior Credit Facility and $6.4 million in cash.   In February 2015, we entered into the Thirteenth Amendment with an effective date of February 26, 2015. On the effective date, the Thirteenth Amendment reduced our borrowing base to $200 million and extended the maturity of the Senior Credit Facility to February 24, 2017.  In March 2015, we closed on $100 million of Second Lien Notes, which was used to pay down the amount drawn on our Senior Credit Facility.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our borrowing base was further reduced to $150 million upon the funding of the Second Lien Notes. The next borrowing base redetermination will occur on October 1, 2015.  Interest on revolving borrowings under the Senior Credit Facility, as amended, accrues at a rate calculated, at our option, at the bank base rate plus 1.25% to 2.25% or LIBOR plus 2.25% to 3.25%, depending on borrowing base utilization. Substantially all our assets are pledged as collateral to secure the Senior Credit Facility.

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

We were in compliance with all the financial covenants of the Senior Credit Facility as of March 31, 2015.

.

8% Second Lien Senior Secured Notes due 2018

On March 12, 2015, we issued and sold $100 million of our Second Lien Notes.  We sold 100,000 Second Lien Note units (the “Units”), each consisting of a $1,000 principal amount at maturity and one warrant to purchase 48.84 shares of our $0.20 par value common stock. The Second Lien Notes are guaranteed by our subsidiary that also guarantees our Senior Credit Facility. The Company received proceeds, before offering expenses payable by the Company, of $100 million from the sale of the Units. The proceeds from the issuance of the Second Lien Notes were used to repay borrowings under the Senior Credit Facility and for general corporate purposes. The Second Lien Notes are secured on a senior second-priority basis by liens on certain assets of the Company and its subsidiary that secure our Senior Credit Facility, which liens are subject to an inter-creditor agreement in favor of the lenders under the Senior Credit Facility. The Second Lien Notes mature on March 15, 2018. If the aggregate principal amount outstanding on the 2032 Notes on August 1, 2017 is more than $25.0 million then the outstanding amount of the Second Lien Notes shall be due on September 1, 2017.  Interest on the Second Lien Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015.

We may redeem all or a portion of the Second Lien Notes at redemption prices (expressed as percentages of principal amount) equal to (i) 106% for the twelve-month period beginning on March 15, 2016 and (ii) 100% on or after March 15, 2017, in each case plus accrued and unpaid interest to the redemption date.  Prior to March 15, 2016, we may redeem, the Second Lien Notes at a customary “make-whole” premium. In addition, prior to September 12, 2015,  we may redeem up to 35% of the aggregate principal amount of the Second Lien Notes with the net cash proceeds of one or more equity offerings at a redemption price of 108% of the principal amount plus accrued and unpaid interest, if any, up to the redemption date.

The indenture governing the Second Lien Notes restricts our ability and the ability of certain of our subsidiaries to: (i) incur additional debt; (ii) make certain dividends or pay dividends or distributions on our capital stock or purchase, redeem or retire such capital stock or our unsecured debt; (iii) sell assets, including the capital stock of our restricted subsidiaries; (iv) pay dividends or other payments of our restricted subsidiaries; (v) create liens that secure debt; (vi) enter into transactions with affiliates and (vii) merge or consolidate with another company. These covenants are subject to a number of important exceptions and qualifications.  At any time when the Second Lien Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the indenture governing the Second Lien Notes) has occurred and is continuing, many of these covenants will terminate.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Second Lien Notes and the warrants will not be separately transferable until the earliest of (i) 365 days after the date on which the warrants are originally issued, (ii) the date on which a registration statement related to the resale of the warrants is declared effective, (iii) the date on which a registration statement with respect to a registered exchange offer for the Second Lien Notes is declared effective and (iv) in the event of the occurrence of a change of control (as defined in the indenture), the date on which requisite notice of such change of control is mailed to the holders of Second Lien Notes. At such time, the warrants will become exercisable upon payment of the exercise price of $4.664 or convertible on a cashless basis as set forth in the agreement governing the warrants. Any warrants not exercised in ten years will expire.

In connection with the Second Lien Notes, we entered into a registration rights agreement that provides holders of the Second Lien Notes certain rights relating to registration of the Second Lien Notes under the Securities Act of 1933, as amended (the “Securities Act”).  Pursuant to the registration rights agreement, the Company is obligated to file an exchange offer registration statement with the Securities Exchange Commission (“SEC”) with respect to an offer to exchange the Second Lien Notes for substantially identical notes that are registered under the Securities Act. We will use our reasonable best efforts to consummate the exchange offer by March 12, 2016. Additionally, we agreed to commence the exchange offer promptly after the exchange offer registration statement is declared effective by the SEC and use our reasonable best efforts to complete the exchange offer not later than 60 days after such effective date. Under certain circumstances, in lieu of a registered exchange offer, we have agreed to file a shelf registration statement with respect to the Second Lien Notes. If the exchange offer is not completed on or before March 12, 2016, or the shelf registration statement, if required, is not declared effective within the time periods specified in the Registration Rights Agreement, we have agreed to pay additional interest with respect to the Second Lien Notes in an amount of 0.25% of the principal amount of the Second Lien Notes per year for the first 90 days following such failure, increasing by 0.25% for each additional 90 days and not to exceed 1.00% of the principal amount per year, until the exchange offer is completed or the shelf registration statement is declared effective.

We separately account for the liability and equity components of our Second Lien Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the Second Lien Notes using a discount rate of 32% on the date of issuance. We attributed $84.6 million of the Second Lien Notes relative fair value to the debt component, which compared to the face value results in a debt discount of $15.4 million. Additionally, we recorded $15.4 million within additional paid-in capital representing the equity component of the Second Lien Notes. The debt discount will be amortized using the effective interest rate method through September 1, 2017 along with the applicable debt issuance costs.

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

5% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of our 2029 Notes. The 2029 Notes mature on October 1, 2029, unless earlier converted, redeemed or repurchased. We exchanged $166.7 million of the 2029 Notes for 2032 Notes in 2013.  On October 1, 2014, we repurchased $45.1 million of the 2029 Notes using restricted cash held in escrow for that purpose.  The 2029 Notes are convertible into shares of our common stock at a rate equal to 28.8534 shares per $1,000 principal amount of 2029 Notes (equal to an initial

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conversion price of approximately $34.66 per share of common stock).  As of March 31, 2015, $6.7 million in aggregate principal amount of the 2029 Notes remain outstanding.

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

5% Convertible Senior Notes due 2032

As described above, we entered into separate, privately negotiated exchange agreements in which we retired $166.7 million in aggregate principal amount of our outstanding 2029 Notes in exchange for the issuance of the 2032 Notes in an aggregate principal amount of $166.3 million. The 2032 Notes will mature on October 1, 2032.

Many terms of the 2032 Notes remain the same as the 2029 Notes they replaced, including the 5.0% annual cash interest rate and the conversion rate of 28.8534 shares of our common stock per $1,000 principal amount of 2032 Notes (equivalent to an initial conversion price of approximately $34.6580 per share of common stock), subject to adjustment in certain circumstances.

Unlike the 2029 Notes, the principal amount of the 2032 Notes accretes at a rate of 2% per year commencing August 26, 2013, compounding on a semi-annual basis, until October 1, 2017. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into our common stock. Holders have the option to require us to purchase any outstanding 2032 Notes on each of October 1, 2017, 2022 and 2027, at a price equal to 100% of the principal amount plus the accretion thereon. Accretion of principal is and will be reflected as a non-cash component of interest expense on our consolidated statement of operations during the term of the 2032 Notes. We recorded $0.8 million of accretion in the three months ended March 31, 2015.

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

We separately account for the liability and equity components of our 2032 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 2032 Notes using an effective interest rate of 8%. We attributed $158.8 million of the fair value to the 2032 Note to debt component which compared to the face results in a debt discount of $7.5 million which will be amortized through the first put date of October 1, 2017. Additionally, we recorded $24.4 million within additional paid-in capital representing the equity component of the 2032 Notes. A debt discount of $4.8 million remains to be amortized on the 2032 Notes as of March 31, 2015.

3.25% Convertible Senior Notes Due 2026

At March 31, 2015, $0.4 million of the 2026 Notes remained outstanding. Holders may present to us for redemption the remaining outstanding 2026 Notes on December 1, 2016 and December 1, 2021.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4—Net Loss Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the three ended March 31, 2015 and 2014. The following table sets forth information related to the computations of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2015	2014
	(Amounts in thousands, except per share data)
Basic and Diluted loss per share:
Net loss applicable to common stock	$(28,549)	$(29,923)
Weighted average shares of common stock outstanding	49,110	44,273
Basic and Diluted loss per share (1) (2) (3)	$(0.58)	$(0.68)
(1) Common shares issuable upon assumed conversion of convertible preferred stock or dividends paid were not presented as they would have been anti-dilutive.	3,588	3,588
(2) Common shares issuable upon assumed conversion of the 2026 Notes, 2029 Notes and 2032 Notes or interest paid were not presented as they would have been anti-dilutive.	4,997	6,298
(3) Common shares issuable on assumed conversion of restricted stock, stock warrant and employee stock option were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	7,349	2,434

NOTE 5—Income Taxes

We recorded no income tax expense or benefit for the three months ended March 31, 2015. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of March 31, 2015.

As of March 31, 2015, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2014.

NOTE 6—Derivative Activities

We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All derivative gains and losses from our derivative contracts have been recognized in “Other income (expense)” on our Consolidated Statements of Operations.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three month periods ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
Oil and Natural Gas Derivatives (in thousands)	2015	2014
Gain (loss) on derivatives not designated as hedges	$4,430	$(8,501)

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all hedges are approved by the Hedging Committee of our Board of Directors, and reviewed periodically by the Board of Directors. As of March 31, 2015, the commodity derivatives we used were in the form of:

(a)	swaps, where we receive a fixed price and pay a floating price, based on NYMEX for natural gas, Louisiana Light Sweet Crude (Argus) for crude oil or specific transfer point quoted prices, and
(b)	calls, where we grant the counter party the option to buy an underlying commodity at a specified strike price, within a certain period.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering derivative contracts. We had exposure of $38.5 million in derivative fair value had our counterparties as a group been unable to fulfill their obligations as of March 31, 2015.

As of March 31, 2015, our open positions on our outstanding commodity derivative contracts, all of which were with Royal Bank of Canada, Bank of Montreal, JPMorgan Chase Bank, N.A., Merrill Lynch Commodities, Inc. and Wells Fargo Bank, N.A., were as follows:

Contract Type	Daily Volume	Remaining Volumes	Fixed Price	Fair Value at March 31, 2015 (in thousands)
Natural gas calls (MMBtu)
2015	20,000	5,500,000	$5.05-5.06	$(152)
2016	20,000	7,320,000	$5.05-5.06	$(139)
Oil swaps (BBL)
2015 (LLS Argus)	3,500	962,500	$94.55-98.10	$38,504
			Total	$38,213

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of March 31, 2015 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1 “Description of Business and Significant Accounting Policies-Fair Value Measurement” for our discussion for inputs used and valuation techniques for determining fair values.

	March 31, 2015 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$38,504	$—	$38,504
Non-current Assets Commodity Derivatives	—	—	—	—
Current Liabilities Commodity Derivatives	—	(152)	—	(152)
Non-current Liabilities Commodity Derivatives	—	(139)	—	(139)
Total	$—	$38,213	$—	$38,213

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Statement of Financial Position for the periods ending March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
Fair Value of Oil and Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Derivative Current Asset	$38,504	$—	$38,504	$47,444	$—	$47,444
Derivative Non-current Asset	—	—	—	—	—	—
Derivative Current Liability	(152)	—	(152)	(102)	—	(102)
Derivative Non-current Liability	(139)	—	(139)	(464)	—	(464)
Total	$38,213	$—	$38,213	$46,878	$—	$46,878

NOTE 7—Stockholders’ Equity

Common Stock Offering

On March 10, 2015, we closed an underwritten public offering of 12 million shares of our common stock at $ 4.15 per share.  Proceeds after offering expenses totaled approximately $48.0 million. The proceeds were used to repay borrowings under our Senior Credit Facility and for general corporate purposes.

Warrants

In connection with the issuance of the Second Lien Notes, we issued a detachable warrant for each $1,000 note. The holder of a warrant has the right to purchase 48.84 shares of our common stock par value $0.20 per share. The warrants were issued pursuant to a Warrant Agreement dated March 12, 2015 (the “Warrant Agreement”), between us and American Stock Transfer & Trust Company LLC. Under the terms of the Warrant Agreement, the Second Lien Notes and the warrants will not be separately transferable until the earliest of (i) 365 days after the date on which the warrants are originally issued, (ii) the date on which a registration statement related to the resale of the warrants is declared effective, (iii) the date on which a registration statement with respect to a registered exchange offer for the Second Lien Notes is declared effective and (iv) in the event of the occurrence of a change of control (as defined in the governing indenture), the date on which requisite notice of such change of control is mailed to the holders of Second Lien Notes. At such time, the warrants will become exercisable upon payment of the exercise price of $4.664 or convertible on a cashless basis as set forth in the Warrant Agreement. Any warrants not exercised in ten years will expire. Also on March 12, 2015, we entered into a Registration Rights Agreement with the Purchaser that provides holders of the warrants certain rights to registration under the Securities Act relating to the Warrants. Pursuant to the Warrant Registration Rights Agreement, we are obligated to file a shelf registration statement with the Securities and Exchange Commission within 90 days of March 12, 2015, relating to re-sales of the Warrants.  We will use our reasonable best efforts to cause the registration statement to be declared effective by the SEC by March 12, 2016.

We valued the warrants as a separate financial instrument using the Black-Scholes method and recorded the $15.4 million relative fair value to Additional paid in capital on the Consolidated Balance Sheets.

NOTE 8—Commitments and Contingencies

As of March 31, 2015, we did not have any changes in material commitments and contingencies, including outstanding and pending litigation.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

We have made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with our management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning our operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and natural gas properties, marketing and midstream activities, and also include those statements accompanied by or that otherwise include the words “may,” “could,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “predicts,” “target,” “goal,” “plans,” “objective,” “potential,” “should,” or similar expressions or variations on such expressions that convey the uncertainty of future events or outcomes. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made; we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risk and uncertainties:

•	planned capital expenditures;
•	future drilling activity;
•	our financial condition;
•	business strategy including our ability to successfully transition to more liquids-focused operations;
•	the market prices of oil and natural gas;
•	uncertainties about the estimated quantities of our oil and natural gas reserves;
•	financial market conditions and availability of capital;
•	production;
•	hedging arrangements;
•	future cash flows and borrowings;
•	litigation matters;
•	pursuit of potential future acquisition opportunities;
•	sources of funding for exploration and development;
•	general economic conditions, either nationally or in the jurisdictions in which we are doing business;
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

Overview

We are an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas properties primarily in (i) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale Trend (“TMS”), (ii) South Texas, which includes the Eagle Ford Shale Trend and (iii) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend.

We seek to increase shareholder value by growing our oil and natural gas reserves, production revenues and operating cash flow. In our opinion, on a long term basis, growth in oil and natural gas reserves and production on a cost-effective basis are the most important indicators of performance success for an independent oil and natural gas company.

We strive to increase our oil and natural gas reserves, production and cash flow through exploration and development activities. We develop an annual capital expenditure budget which is reviewed and approved by our board of directors on a quarterly basis and revised throughout the year as circumstances warrant. We take into consideration our projected operating cash flow and externally available sources of financing, such as bank debt, asset divestitures, issuance of debt and equity securities, and strategic joint ventures,  when establishing our capital expenditure budget.

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

•

Maintain oil production. During the past three years, we have concentrated on increasing our crude oil production and reserves by investing and drilling in the TMS and Eagle Ford Shale Trend. However, we intend to keep oil production relatively flat over the next year as we monitor the crude oil markets and return to growth when markets improve.  We will continue to evaluate our capital allocation to oil and natural gas drilling as market conditions dictate.

•

Maintain our acreage position in shale plays. As of March 31, 2015, we held approximately 324,000 net acres in the TMS in Southeastern Louisiana and Southwestern Mississippi. We continue to concentrate our efforts in areas where we can apply our technical expertise and where we have significant operational control or experience. To leverage our extensive regional knowledge base, we seek to acquire leasehold acreage with significant drilling potential in areas that exhibit characteristics similar to our existing properties. We continually strive to rationalize our portfolio of properties by selling non-core properties in an effort to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.

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
•

Enhance financial flexibility. As of March 31, 2015, we had a borrowing base of $150 million under our $600 million Senior Credit Facility, on which we had $52 million drawn and $6.4 million in cash. On March 12, 2015 we issued and sold $100 million aggregate principal amount of our Second Lien Notes, which was used to pay down the amount drawn on our Senior Credit Facility. On March 5, 2015 we received net proceeds of $48 million from the sale of 12,000,000 shares of our common stock to the public. We have historically funded growth through operating cash flow, debt, equity and equity-linked security issuances, divestments of non-core assets and entering into strategic joint ventures. In addition, we may divest our Eagle Ford Shale assets if market conditions improve and will continue to seek a joint venture partner to share in the cost to develop our acreage in the TMS.  We also actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including fixed price swaps, swaptions and costless collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy.

Overview of First Quarter 2015 Results

First Quarter 2015 financial and operating results included:

•	Our oil and condensate production for the first quarter of 2015 increased to 56% of our total production compared to 32% of our total production in the first quarter of 2014.
•

We conducted drilling operations on 5 gross (3.9 net) wells in the first quarter of 2015. We added 5 gross (3.6 net) wells to production in the first quarter of 2015, which included 3 gross (2.6 net) wells in the TMS and 2 gross (1.0 net) wells in the Haynesville Shale Trend.

•	As of March 31, 2015, we had 5 gross (3.8 net) wells drilled and waiting on completion, in the TMS.
•	We sold 12,000,000 shares of our common stock to the public for $48.0 million of net proceeds.
•	We received proceeds from our issuance of $100 million in Second Lien Notes.

Primary Operating Areas

Tuscaloosa Marine Shale Trend

We held approximately 462,000 gross (324,000 net) acres in the TMS as of March 31, 2015. During the three months of 2015, we conducted drilling operations on 5 gross (3.9 net) wells in the TMS. As of March 31, 2015, we had 5 gross (3.8 net) TMS wells drilled and waiting on completion. Our net production volumes from our TMS wells represented approximately 32% of our total equivalent production on a Boe basis and approximately 58% of our total oil production for the first quarter of 2015.

During the first three months of 2015, we spent $38.6 million in the TMS, which included $0.9 million for leasehold costs.

Eagle Ford Shale Trend

We entered into the Eagle Ford Shale Trend in April 2010, with our leasehold position located in La Salle and Frio Counties, Texas. We held approximately 44,000 gross (30,000 net) acres as of March 31, 2015, all of which are either producing from or prospective for the Eagle Ford Shale Trend. Our net production volumes from our Eagle Ford Shale Trend wells represented approximately 30% of our total equivalent production on a Boe basis and approximately 42% of our total oil production for the first quarter of 2015.

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Angelina and Nacogdoches counties, Texas and DeSoto and Caddo Parishes, Louisiana. We hold approximately 66,000 gross (37,000 net) acres as of March 31, 2015 producing from and prospective for the Haynesville Shale Trend. Our net production volumes from our Haynesville Shale Trend wells represented approximately 37% of our total equivalent production on a Boe basis for the first quarter of 2015.

Results of Operations

For the three months ended March 31, 2015, we reported net loss applicable to common stock of $28.5 million, or $0.58 per basic and diluted share, on operating revenues of $24.0 million as compared to net loss applicable to common stock of $29.9 million, or $0.68 per basic and diluted share, on operating revenues of $51.8 million for the three months ended March 31, 2014.

The items that had the most material financial effect on us during the three months ended March 31, 2015 compared to the same period in 2014 were revenues and gain/loss on derivatives not designated as hedges.  First quarter 2015 revenues were down 53% due to significantly lower realized oil and natural gas sales prices as well as lower production volumes, which were partially offset by a $4.4 million gain on derivatives not designated as hedges that allowed the net loss applicable to common stock to be consistent with the same period in 2014.

The following table reflects our summary operating information for the periods presented (in thousands except for price and volume data). Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

	Three Months Ended March 31,
(In thousands, except for price data)	2015	2014	Variance
Revenues:
Natural gas	$4,184	$18,304	$(14,120)	(77%)
Oil and condensate	19,959	33,496	(13,537)	(40%)
Natural gas, oil and condensate	24,143	51,800	(27,657)	(53%)
Operating revenues	24,030	51,803	(27,773)	(54%)
Operating expenses	37,499	53,926	(16,427)	(30%)
Operating loss	(13,469)	(2,123)	(11,346)	NM
Net loss applicable to common stock	(28,549)	(29,923)	1,374	5%
Net Production:
Natural gas (MMcf)	2,071	4,431	(2,360)	(53%)
Oil and condensate (MBbls)	435	341	94	28%
Total (Boe)	780	1,079	(299)	(28%)
Average daily production (Boe/d)	8,671	11,993	(3,322)	(28%)

	Three Months Ended March 31,
(In thousands, except for price data)	2015	2014	Variance
Average realized sales price per unit:
Natural gas (per Mcf)	$2.02	$4.13	$(2.11)	(51%)
Natural gas (per Mcf) including realized derivatives	2.02	4.05	(2.03)	(50%)
Oil and condensate (per Bbl)	45.86	98.27	(52.41)	(53%)
Oil and condensate (per Bbl) including realized derivatives	75.95	91.34	(15.39)	(17%)
Average realized price (per Boe)	30.94	47.99	(17.05)	(36%)

NM – Not meaningful

Revenues from Operations

Revenues from operations decreased by $27.8 million for the three months ended March 31, 2015 compared to the same period in 2014, reflecting a decrease in natural gas production volumes and lower average realized oil and condensate sales prices which decreased revenues by $32.0 million.  The decrease in natural gas production volumes is a direct result of the sale of our non-core East Texas natural gas fields in December 2014. This decrease in revenues was partially offset by a $4.3 million increase in revenues driven by increased oil and condensate production volumes. We are focused on increasing oil production, which we are currently able to sell at a more favorable relative price relative to natural gas. For the three months ended March 31, 2015, 83% of our oil and natural gas revenue was attributable to oil sales compared to 65% for the three months ended March 31, 2014.

The difference in our average realized prices inclusive of net cash derivative settlements between the three month periods ended March 31, 2015 and 2014 relates to our oil swap contracts. In the three months ended March 31, 2015, we had 3,500 Bbls of oil per day hedged at an average fixed price of $96.11 per Bbl and in the comparative period of 2014, we had an average of 3,800 Bbls of oil per day hedged at an average fixed price of $93.65 per Bbl.

Operating Expenses

As described below, operating expenses decreased $16.4 million to $37.5 million in three months ended March 31, 2015 compared to the same period in 2014.

	Three Months Ended March 31,
Operating Expenses (in thousands)	2015	2014	Variance
Lease operating expenses	$4,138	$8,617	$(4,479)	(52%)
Production and other taxes	1,409	2,441	(1,032)	(42%)
Transportation and processing	1,247	2,372	(1,125)	(47%)
Exploration	3,658	2,317	1,341	58%

	Three Months Ended March 31,
Operating Expenses per Boe	2015	2014	Variance
Lease operating expenses	$5.30	$7.98	$(2.68)	(34%)
Production and other taxes	1.81	2.26	(0.45)	(20%)
Transportation and processing	1.60	2.20	(0.60)	(27%)
Exploration	4.69	2.15	2.54	118%

Lease Operating Expense

Lease operating expense (“LOE”) during the three months ended March 31, 2015 decreased compared to the three months ended March 31, 2014. The decrease was the result of a $2.3 million decrease in operating costs stemming from the sale of our non-core East Texas natural gas fields in December 2014.  In addition, a $1.7 million reduction in workover expense primarily associated with our wells in the Eagle Ford Shale Trend and TMS added to the LOE decrease. Workover expense in the first quarter of 2015 totaled $0.3 million which added $0.32 per Boe to unit expense compared to workover expense of $2.0 million in the first quarter of 2014 which added $1.82 per Boe to unit expense.

Production and Other Taxes

Production and other taxes for the three months ended March 31, 2015 included production tax of $0.6 million and ad valorem tax of $0.8 million. During the comparable period in 2014, production and other taxes included production tax of $1.8 million and ad valorem tax of $0.6 million.

The decrease in production tax was associated with significantly lower crude oil prices during the three months ended March 31, 2015, lower oil production from our Eagle Ford Shale Trend wells and lower tax rates on the TMS wells drilled in the state of Mississippi after July 1, 2013. The State of Mississippi has enacted an exemption from the existing 6% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which will be partially offset by a 1.3% local severance tax on such wells. The exemption is applicable until the earlier of (i) 30 months from the date of first sale of production or (ii) until payout of the well cost is achieved. The net revenues from our wells drilled in our TMS acreage in Southwestern Mississippi have been favorably impacted by this exemption.

Transportation and Processing Expense

Transportation and processing expense decreased in the three months ended March 31, 2015 compared to the same period in 2014. The decrease is due to lower operated natural gas production, as our natural gas production incurs substantially all of our transportation and processing cost. The lower natural gas production is directly associated with the sale of our non-core East Texas natural gas fields in December 2014.

Exploration

The increase in exploration expense for the three months ended March 31, 2015 compared to the same period in 2014 is attributable to $0.7 million in drilling rig release fees associated with early contract terminations and an increase of $0.5 million in leasehold amortization costs related to expiring leases in our TMS and Eagle Ford Shale Trend acreage.

	Three Months Ended March 31,
Operating Expenses (in thousands)	2015	2014	Variance
Depreciation, depletion and amortization	$20,233	$29,238	$(9,005)	(31%)
General and administrative	7,751	8,941	(1,190)	(13%)
Other	(45)	—	(45)	100%

	Three Months Ended March 31,
Operating Expenses per Boe	2015	2014	Variance
Depreciation, depletion and amortization	$25.93	$27.09	$(1.16)	(4%)
General and administrative	9.93	8.28	1.65	20%
Other	(0.06)	—	(0.06)	100%

Depreciation Depletion and Amortization (“DD&A”)

DD&A expense for the three months ended March 31, 2015 decreased as compared to the same three month period ended in 2014 due to the decrease from lower rates for our Eagle Ford Shale Trend, the absence of our non-core East Texas assets that were sold in December 2014 and lower production from our core natural gas assets.  These decreases were partially offset by the increase in volumes associated with the continued development of the TMS. TMS production volumes in the three months ended March 31, 2015 represented 32% of production for the quarter compared to 7% for the same period in 2014.

General and Administrative (“G&A) Expense

Although the rate per Boe increased, G&A expense decreased in the three months ended March 31, 2015 compared to the same period in 2014. The decrease stems from lower compensation expense, office closure costs and share based compensation. The higher rate per Boe reflects decreased natural gas production in 2015. Share-based compensation expense, which is a non-cash item, amounted to $1.9 million for the three months ended March 31, 2015, a $0.5 million decrease from the same period in 2014.

Other Income (Expense)

	Three Months Ended March 31,
Other income (expense) (in thousands):	2015	2014
Interest expense	$(12,079)	$(11,878)
Interest income and other	—	10
Gain (Loss) on derivatives not designated as hedges	4,430	(8,501)
Average funded borrowings adjusted for debt discount and accretion	$611,298	$489,151
Average funded borrowings	$621,603	$497,595

Interest Expense

Our interest expense increased slightly in the three months ended March 31, 2015 compared to the same period in 2014. An increase in interest expense associated with higher funded borrowings during the three months ended March 31, 2015 led to an increase in interest expense.  The increase was offset by a decrease in non-cash interest expense attributable to our repurchase of $45.1 million of the 2029 Notes on October 1, 2014.  Non-cash interest expense for the three months ended March 31, 2015 totaled $2.1 million, compared to $2.6 million in the three months ended March 31, 2014.

Gain (loss) on Derivatives Not Designated as Hedges

Gain on derivatives not designated as hedges for the three months ended March 31, 2015 include an $8.7 million loss representing the change in the fair value of our oil and natural gas derivative contracts and net cash receipts of $13.1 million on the settlement of our oil and natural gas derivatives. The change in fair value of our derivative contracts consisted of a $9.0 million loss on our oil derivative contracts and a $0.3 million gain on our natural gas derivative contracts. The decrease in fair value of our oil derivatives reflects the realization of settled contracts.

Loss on derivatives not designated as hedges for the three months ended March 31, 2014 include an unrealized loss of $5.8 million for the change of the fair value of our oil and natural gas derivative contracts and a realized loss of $2.7 million on the settlement of our oil and natural gas derivative contracts.

We will continue to be exposed to volatility in earnings resulting from changes in the fair value of our commodity contracts as we do not designate these contracts as hedges.

Income Tax Benefit

We recorded no income tax benefit for the three months ended March 31, 2015. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of March 31, 2015.

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

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net loss (US GAAP)	$(21,118)	$(22,492)
Exploration expense	3,658	2,317
Depreciation, depletion and amortization	20,233	29,238
Stock compensation expense	1,886	2,350
Interest expense	12,079	11,878
(Gain) loss on derivatives not designated as hedges	(4,430)	8,501
Net cash received (paid) in settlement of derivative instruments	13,094	(2,731)
Other items (1)	(937)	(10)
Adjusted EBITDAX	$24,465	$29,051

(1)	Other items include interest income, gain on sale of assets and other expense.

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

Liquidity and Capital Resources

Overview

Our primary sources of cash during the first quarter of 2015 were proceeds from our Second Lien Notes offering, proceeds from our common stock offering and cash flow from our operating activities. We used cash primarily to fund our capital spending program, repay bank borrowings, pay interest on outstanding debt and pay preferred stock dividends. We expect to finance our estimated capital expenditures for the remainder of 2015 through a combination of cash from operating activities and borrowings under our Senior Credit Facility.

We have in place a $600 million Senior Credit Facility, entered into with a syndicate of U.S. and international lenders. As of March 31, 2015, we had a $150 million borrowing base with $52 million in outstanding borrowings and $6.4 million of cash. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. Our next borrowing base redetermination will occur on October 1, 2015.

Outlook

We are an exploration and production Company with interests in non-conventional oil shale properties that require large investments of capital to develop.  Our immediate capital resources to develop our properties come from cash on hand, operating cash flows and borrowings on our Senior Credit Facility. The current significant decline in crude oil prices and to a lesser extent the continued depressed natural gas prices has negatively impacted our cash flows that enable us to invest in and maintain our properties and service our long term obligations.

We have taken the following steps in the first quarter of 2015 to mitigate the effects of the abnormally low crude oil prices on our operations and conserve capital:

•	As announced in January 2015, we have significantly reduced our capital expenditures planned for 2015 as compared to 2014.
•	We have generated savings by negotiating cost reductions from service providers.
•	We have frozen salaries at 2014 levels.
•	We have reduced our staff headcount by 18% from year-end 2014 levels.
•	We have reduced discretionary expenditures.

We have taken the following steps in the first quarter of 2015 to enhance liquidity:

•	We have extended the maturity of our Senior Credit Facility to February 24, 2017.
•	We received proceeds from our issuance of $100 million in Second Lien Notes.
•	We sold 12,000,000 shares of our common stock to the public for $48.0 million of net proceeds.

In addition, to support 2015 cash flows, we have in place derivative positions covering our anticipated oil and condensate sales volumes for the rest of 2015. See Note 6 – “Derivative Activities” in the Notes to the Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

As a result of the steps we have taken to conserve capital and enhance our liquidity, we anticipate cash from operations, cash on hand and available borrowing capacity will be sufficient to meet the our investing, financing, and working capital requirements through the end of 2015, however the effects of an extended period of low commodity prices will require us to take further cost cutting measures.

Capital Resources

We have other resource options to enhance liquidity as well, such as:

•	Sale of non-core assets;
•	Joint venture partnerships in our TMS, Eagle Ford Shale Trend and/or core Haynesville Shale acreage;
•	Issuance of debt or equity securities;
•	Availability under the Senior Credit Facility; and
•	The flexibility to further reduce capital expenditures.

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Three Months Ended March 31,
	2015	2014	Variance
Cash flow statement information:
Net cash:
Provided by operating activities	$5,717	$6,555	$(838)
Used in investing activities	(67,577)	(57,529)	(10,048)
Provided by financing activities	68,278	2,564	65,714
Increase (decrease) in cash and cash equivalents	$6,418	$(48,410)	$54,828

Operating activities. Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash provided by operating activities for the three months ended March 31, 2015 totaled $5.7 million down from $6.6 million for the three months ended March 31, 2014. Operating cash flows before working capital changes decreased $6.0 million for the three months ended March 31, 2015 compared to the same period in 2014 reflecting the absence of cash flows from natural gas properties sold in December 2014 and lower commodity prices.  The increase in cash flows of $5.2 million from the change in working capital for the three months ended March 31, 2015 compared to the same period in 2014 resulted from timing of expenditures and reduced activity.

Investing activities. Net cash used in investing activities was $67.6 million for the three months ended March 31, 2015, compared to $57.5 million for the three months ended March 31, 2014. While we booked capital expenditures of approximately $48.5 million in the three months ended March 31, 2015, we paid out cash amounts totaling $68.4 million in the three months ended March 31, 2015. The difference was attributed to $33.8 million accrued at December 31, 2014 and paid in the three months ended March 31, 2015 offset by $13.9 million in drilling and completion costs accrued at March 31, 2015. Capital expenditures in the first quarter of 2015 were offset by the receipt of $0.8 million in net proceeds, primarily from the sale of non-core assets located in East Texas.

Financing activities. Net cash provided in financing activities for the three months ended March 31, 2015 consisted of proceeds from issuance of Second Lien Notes of $100 million and net proceeds from the sale of common stock of $48 million partially offset by net repayment of borrowing under the Senior Credit Facility of $69 million, preferred stock dividends of $7.4 million and debt issuance cost of $3.3 million. We had $52 million in borrowings outstanding under our Senior Credit Facility as of March 31, 2015 and $6.4 million of cash. In the three months ended March 31, 2014, net cash provided in financing activities consisted of $10 million net borrowings under the Senior Credit Facility partially offset by preferred stock dividend payments of $7.4 million.

Debt consisted of the following balances as of the dates indicated (in thousands):

	March 31, 2015			December 31, 2014
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$52,000	$52,000	$52,000	$121,000	$121,000	$121,000
3.25% Convertible Senior Notes due 2026	429	429	107	429	429	353
5.0% Convertible Senior Notes due 2029 (2)	6,692	6,692	2,543	6,692	6,692	3,480
5.0% Convertible Senior Notes due 2032 (3)	171,620	166,796	97,993	170,770	165,504	87,093
8.0% Second Lien Senior Secured Notes due 2018 (4)	100,000	84,674	58,943	—	—	—
8.875% Senior Notes due 2019	275,000	275,000	140,250	275,000	275,000	136,125
Total debt	$605,741	$585,591	$351,836	$573,891	$568,625	$348,051

(1)

The carrying amount for the Second Amended and Restated Credit Agreement represents fair value as the variable interest rates are reflective of current market conditions. The fair value of the notes was obtained by direct market quotes within Level 1 of the fair value hierarchy.

(2)	The debt discount was amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was fully amortized as of December 31, 2014.
(3)

The debt discount is being amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The debt discount was $4.8 million and $5.3 million as of March 31, 2015 and December 31, 2014, respectively.

(4)

The debt discount is being amortized using the effective interest rate method based upon a four year term through September 1, 2017, the first repurchase date applicable to the Second Lien Notes. The debt discount as of March 31, 2015 was $15.3 million.

The following table summarizes the total interest expense (contractual interest expense, accretion, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months		Three Months
	Ended		Ended
	March 31, 2015		March 31, 2014
		Effective		Effective
	Interest	Interest	Interest	Interest
	Expense	Rate	Expense	Rate
Senior Credit Facility	$1,537	3.9%	$585	NM
3.25% Convertible Senior Notes due 2026	3	3.3%	4	3.3%
5.0% Convertible Senior Notes due 2029	84	5.0%	1,424	11.0%
5.0% Convertible Senior Notes due 2032	3,573	8.6%	3,538	8.4%
8.0% Second Lien Senior Secured Notes due 2018	555	15.6%	—	—%
8.875% Senior Notes due 2019	6,327	9.2%	6,327	9.2%
Total	$12,079		$11,878
NM - Not meaningful.

For additional information on our financing activities, see Note 3 – “Debt” in the Notes to Consolidated Financial Statements under Part 1, Item I of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2014, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended March 31, 2015.

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

As of March 31, 2015, we had derivative instruments in place for 2015 of 3,500 Bbls per day (crude oil) and 20,000 MMBtu per day (natural gas). At March 31, 2015, we have a net asset derivative position of $38.2 million related to these derivative instruments. Utilizing actual derivative contractual volumes a hypothetical 10% increase in oil and natural gas prices would have reduced our net asset derivative position to $32.8 million, while a hypothetical 10% decrease in oil and natural gas prices would have increased our net derivative asset to $43.6 million. However, a gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

Adoption of Comprehensive Financial Reform

The adoption of comprehensive financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of March 31, 2015, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

A discussion of current legal proceedings is set forth in Part I, Item 1 under Note 8—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements in this Form 10-Q.

Item 1A—Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or future results.

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

4.1

Purchase Agreement, dated as of February 26, 2015, by and among Goodrich Petroleum Corporation and Franklin Advisers, Inc., as investment manager on behalf of certain funds and accounts listed thereto (Incorporated by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2014).

4.2

Indenture, dated March 12, 2015, between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and U.S. Bank National Association, as Trustee and Collateral Agent (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 18, 2015).

4.3

Warrant Agreement, dated March 12, 2015, between Goodrich Petroleum Corporation and American Stock Transfer & Trust Company LLC (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 18, 2015).

4.4

Registration Rights Agreement, dated March 12, 2015, by and among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Franklin Advisers, Inc., as investment manager on behalf of certain funds and accounts (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 18, 2015).

4.5

Warrant Registration Rights Agreement, dated March 12, 2015, by and among Goodrich Petroleum Corporation and Franklin Advisers, Inc., as investment manager on behalf of certain funds and accounts (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 18, 2015).

10.1

Thirteenth Amendment to the Second Amended and Restated Credit Agreement dated February 26, 2015 among Goodrich Petroleum Company L.L.C. and Wells Fargo Bank National Association as administrative agent and the lenders thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 2, 2015).

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

GOODRICH PETROLEUM CORPORATION (Registrant)
Date: May 6, 2015	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Vice Chairman & Chief Executive Officer
Date: May 6, 2015	By:	/S/ Jan L. Schott
Jan L. Schott
Senior Vice President & Chief Financial Officer