Form 10-Q
period 2015-09-30
GOODRICH PETROLEUM CORP
filed 2015-11-06
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The number of shares outstanding of the Registrant’s common stock as of November 2, 2015 was 60,642,398.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,025	$8
Accounts receivable, trade and other, net of allowance	7,304	12,993
Accrued oil and natural gas revenue	5,384	15,128
Fair value of oil and natural gas derivatives	15,309	47,444
Inventory	4,507	1,383
Prepaid expenses and other	3,530	1,340
Total current assets	40,059	78,296
PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	978,711	1,478,042
Furniture, fixtures and equipment	7,592	7,645
	986,303	1,485,687
Less: Accumulated depletion, depreciation and amortization	(454,361)	(871,082)
Net property and equipment	531,942	614,605
Deferred tax assets	5,359	16,488
Deferred financing cost and other	7,608	12,749
TOTAL ASSETS	$584,968	$722,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,256	$86,823
Accrued liabilities	14,590	54,143
Accrued abandonment costs	83	145
Deferred tax liabilities current	5,359	16,488
Fair value of oil and natural gas derivatives	37	102
Total current liabilities	57,325	157,701
Long-term debt	540,059	568,625
Accrued abandonment costs	3,579	6,365
Fair value of oil and natural gas derivatives	47	464
Transportation obligation	—	4,127
Other non-current liability	585	630
Total liabilities	601,595	737,912
Commitments and contingencies (See Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized:
Series B convertible preferred stock, issued and outstanding 2,249,893 shares	2,250	2,250
Series C cumulative preferred stock, issued and outstanding 4,400 shares	4	4
Series D cumulative preferred stock, issued and outstanding 5,200 shares	5	5
Common stock: $0.20 par value, 150,000,000 shares authorized; issued and outstanding 59,254,314 and 45,105,205 shares, respectively	11,851	9,021
Additional paid in capital	1,147,262	1,066,770
Retained earnings (accumulated deficit)	(1,177,999)	(1,093,824)
Total stockholders’ equity (deficit)	(16,627)	(15,774)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$584,968	$722,138

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES:
Oil and natural gas revenues	$18,116	$54,880	$68,296	$159,953
Other	(387)	(6)	(436)	43
	17,729	54,874	67,860	159,996
OPERATING EXPENSES:
Lease operating expense	3,937	6,745	13,017	22,674
Production and other taxes	1,263	2,869	4,050	7,293
Transportation and processing	1,447	2,121	4,302	6,832
Depreciation, depletion and amortization	21,819	36,011	61,052	95,325
Exploration	4,278	897	14,398	5,564
Impairment	32,487	85,339	32,487	85,339
General and administrative	5,352	8,312	19,562	26,707
Gain on sale of assets	(42,759)	—	(46,520)	—
Other	—	—	(45)	3,357
	27,824	142,294	102,303	253,091
Operating loss	(10,095)	(87,420)	(34,443)	(93,095)
OTHER INCOME (EXPENSE):
Interest expense	(15,583)	(12,645)	(42,447)	(36,274)
Interest income and other	—	6	—	26
Gain on derivatives not designated as hedges	7,882	20,348	6,338	2,034
	(7,701)	7,709	(36,109)	(34,214)
Loss before income taxes	(17,796)	(79,711)	(70,552)	(127,309)
Income tax benefit	—	—	—	—
Net loss	(17,796)	(79,711)	(70,552)	(127,309)
Preferred stock dividends	7,430	7,431	22,291	22,292
Net loss applicable to common stock	$(25,226)	$(87,142)	$(92,843)	$(149,601)
PER COMMON SHARE
Net loss applicable to common stock - basic	$(0.44)	$(1.96)	$(1.70)	$(3.37)
Net loss applicable to common stock - diluted	$(0.44)	$(1.96)	$(1.70)	$(3.37)
Weighted average common shares outstanding - basic	57,606	44,430	54,697	44,337
Weighted average common shares outstanding - diluted	57,606	44,430	54,697	44,337

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,552)	$(127,309)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	61,052	95,325
Impairment	32,487	85,339
(Gain) loss on derivatives not designated as hedges	(6,338)	(2,034)
Net cash received (paid) in settlement of derivative instruments	37,991	(5,583)
Amortization of leasehold costs	12,337	2,831
Share based compensation (non-cash)	4,688	6,674
Gain on sale of assets	(46,520)	—
Exploration cost	76	785
Amortization of finance cost, debt discount and accretion	9,278	7,995
Amortization of transportation obligation	469	601
Materials inventory write-down	675	—
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	5,611	(5,732)
Accrued oil and natural gas revenue	9,744	(1,520)
Inventory	(3,831)	758
Prepaid expenses and other	(1,531)	562
Accounts payable	(51,568)	42,525
Accrued liabilities	(5,927)	(6,049)
Net cash (used in) provided by operating activities	(11,859)	95,168
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(113,997)	(238,313)
Proceeds from sale of assets	104,850	625
Net cash used in investing activities	(9,147)	(237,688)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	229,000	247,000
Principal payments of bank borrowings	(332,500)	(129,000)
Proceeds from Second Lien Notes	100,000	—
Note conversions	(142)	—
Proceeds from equity offering	47,481	—
Preferred stock dividends	(14,861)	(22,292)
Debt issuance costs	(3,608)	(334)
Other	(347)	141
Net cash provided by financing activities	25,023	95,515
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,017	(47,005)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8	49,220
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,025	$2,215

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

Liquidity and Capital Resources—We are an exploration and production company with interests in non-conventional oil and natural gas shale properties that require large investments of capital to develop.  Our immediate capital resources to develop our properties come from cash on hand, operating cash flows and borrowings from our Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”). The current significant decline in crude oil prices and to a lesser extent the continued depressed natural gas prices has negatively impacted our cash flows that enable us to invest in and maintain our properties and service our long term obligations.

We have taken the following steps in 2015 to mitigate the effects of lower crude oil prices on our operations:

1. Reduced our capital expenditures planned for 2015 thereby conserving capital.

2. Extended the maturity of our Senior Credit Facility to February 24, 2017.

3. Received proceeds of $100 million from the issuance of Second Lien Notes.

4. Received net proceeds of $47.5 million from the sale of 12,000,000 shares of our common stock to the public.

5. Reduced staff headcount by more than 30% from year-end 2014 levels thereby reducing expenses.

6. Closed the sale of proved reserves and a portion of the associated leasehold in the Eagle Ford Shale Trend in September 2015 for proceeds of $101.6 million, with an additional $14.4 million placed into escrow pending resolution of post-closing adjustments.  The proceeds were used to pay off Senior Credit Facility debt in early September.

7. In September and October 2015, we exchanged an aggregate of $72.1 million of our 5.0% Senior Convertible Notes due 2032 for $36.0 million of new 5.0% Senior Convertible Notes due 2032, thereby reducing future annual cash interest by $1.8 million.

8. In October 2015, we exchanged $158.2 million of our 8.875% Senior Notes due 2019 for $75.0 million of 8.875% Second Lien Notes due 2018, thereby reducing our future annual cash interest by $7.4 million.

9. Suspended all preferred stock dividend payments beginning in the third quarter of 2015 to conserve capital.

Additionally, we have all of our remaining projected 2015 oil and condensate sales volumes favorably hedged. See Note 6.

We have other resource options to enhance liquidity as well, such as selling non-core properties, entering into joint ventures in our core areas and/or further reducing our planned capital expenditures.

As a result of the steps we have taken to conserve capital and enhance our liquidity, we anticipate our cash on hand, cash from operations and our available borrowing capacity under our Senior Credit Facility will be sufficient to meet our investing, financing, and working capital requirements in 2016. We may be reliant on the availability of borrowings under our Senior Credit Facility to accomplish our operation and capital expenditure plan in 2016 and beyond.  A sustained drop from current commodity price levels will result in financial results that could violate a financial covenant despite the flexibility we have obtained under the revised debt covenants (See Note 3). This could prevent us from accessing our borrowings available under the Senior Credit Facility.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates— Our management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with US GAAP.

Cash and Cash Equivalents—Cash and cash equivalents includes cash on hand, demand deposit accounts and temporary cash investments with maturities of ninety days or less at the date of purchase.

Property and Equipment—As of September 30, 2015, we had interests in oil and natural gas properties totaling $530.9 million, net of accumulated depletion, which we account for under the successful efforts method. Under this method, costs of acquiring unproved and proved oil and natural gas leasehold acreage are capitalized. When proved reserves are found on an unproved property, the associated leasehold cost is transferred to proved properties. Significant unproved leases are reviewed periodically, and a valuation allowance is provided for any estimated decline in value. Costs of all other unproved leases are amortized over the estimated average holding period of the leases. Development costs are capitalized, including the costs of unsuccessful development wells.

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

To determine if a field is impaired, we compare the carrying value of the field to the undiscounted future net cash flows by applying management’s estimates of proved reserves, future oil and natural gas prices, future production of oil and natural gas reserves and future operating costs over the economic life of the property. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the field.

Fair value is estimated to be the present value of expected future net cash flows. Any impairment charge incurred is recorded in accumulated depletion, depreciation and amortization to reduce the carrying value of the field. Each part of this calculation is subject to a large degree of judgment, including the determination of the fields’ estimated reserves, future cash flows and fair value.

During the third quarter of 2015 there was an indication, due to declines in estimated proved reserves, the carrying amount of certain of our natural gas properties was not recoverable from future cash flows. We recorded an impairment of $32.5 million for the three and nine months ended September 30, 2015. The impairment charge reduced the fields’ carrying value to an estimated fair value of $7.8 million. Estimated fair value was measured using the income approach with Level 3 inputs. No impairments were recorded for the three months ended March 31, 2015 or June 30, 2015.

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
•

Level 2 Inputs— quotes which are derived principally from or corroborated by observable market data. Included in this level are our bank debt and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counterparties; and

•

Level 3 Inputs— unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this level would be acquisitions and impairments of oil and natural gas properties, our 5.0% Convertible Exchange Senior Notes due 2032 (the “2032 Exchange Notes”) and our 8.0% Second Lien Senior Secured Notes due 2018 (the “Second Lien Notes”).

As of September 30, 2015 and December 31, 2014, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

The following table summarizes the fair value of our financial instruments and long lived assets that are recorded or disclosed at fair value classified in each level as of September 30, 2015:

	Fair Value Measurements as of September 30, 2015
	(in thousands)
Description	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements
Commodity derivatives (see Note 6)	$—	$15,225	$—	$15,225
Debt (see Note 3)	(75,864)	(17,607)	(43,930)	(137,401)
Total recurring fair value measurements	$(75,864)	$(2,382)	$(43,930)	$(122,176)
Nonrecurring Fair Value Measurements
Impaired natural gas properties	$—	$—	$7,785	$7,785

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

Transportation Obligation—We entered into a natural gas gathering agreement with an independent service provider, effective July 27, 2010. The agreement was scheduled to remain in effect for a period of ten years and required the service provider to construct pipelines and facilities to connect our wells to the service provider’s gathering system in our Eagle Ford Shale Trend area of South Texas. In compensation for the services, we agreed to pay the service provider 110% of the total capital cost incurred by the service provider to construct new pipelines and facilities. The service provider billed us for 20% of the accumulated unpaid capital costs annually. This obligation was relieved upon the sale of our Eagle Ford Shale Trend properties in September 2015, however we are obligated to pay the 2015 annual billing. As a result, the transportation obligation liability was reduced to $1.5 million as of September 30, 2015. The obligation totaled $5.4 million as of December 31, 2014.

We accounted for the agreement by recording a long-term asset, included in “Deferred financing cost and other” on the Consolidated Balance Sheets. The asset was being amortized using the units-of-production method and the amortization expense was included in “Transportation and processing” on the Consolidated Statements of Operations. The related current and long-term liabilities were presented on the Consolidated Balance Sheets in “Accrued liabilities” and “Transportation obligation,” respectively.

Asset Retirement Obligations—Asset retirement obligations are related to the abandonment and site restoration requirements that result from the exploration and development of our oil and natural gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense is included in “Depreciation, depletion and amortization” on our Consolidated Statements of Operations. See Note 2.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the Company’s asset retirement obligations at inception is determined by utilizing the income approach by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Given the unobservable nature of the inputs, the measurement of the asset retirement obligations was classified as Level 3 in the fair value hierarchy.

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At September 30, 2015 and December 31, 2014, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

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

Income or Loss Per Share—Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders for each reporting period by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders for each reporting period by the weighted average number of common shares outstanding during the period, plus the effects of potentially dilutive stock options, stock warrants and restricted stock calculated using the Treasury Stock method and the potential dilutive effect of the conversion of shares associated with our 5.375% Series B Convertible Preferred Stock (“Series B Preferred Stock”), 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”), 5.0% Convertible Senior Notes due 2029 (the “2029 Notes”), and 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”) and 2032 Exchange Notes. See Note 4.

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

Guarantees—On March 2, 2011, we issued and sold $275 million aggregate principal amount of our 8.875% Senior Notes due 2019 (the “2019 Notes”). Upon issuance of the guarantee related to the 2019 Notes, our subsidiary also became a guarantor on our outstanding 2029 Notes and our 2026 Notes, pursuant to the respective indentures governing the 2029 Notes and 2026 Notes. On August 26, 2013 and October 1, 2013, we issued $109.25 million and $57.0 million, respectively, aggregate principal amount of our 2032 Notes, which are also guaranteed by our subsidiary pursuant to the terms of the indenture governing the 2032 Notes. The 2019 Notes, 2029 Notes, 2026 Notes and 2032 Notes are guaranteed on a senior unsecured basis by our 100% owned subsidiary, Goodrich Petroleum Company, L.L.C.  On March 12, 2015, we issued and sold $100 million aggregate principal amount of our Second Lien Notes and upon issuance our subsidiary became the guarantor of the Second Lien Notes under the governing indenture. On September 8, 2015, we issued $27.5 million aggregate principal amount of our 2032 Exchange Notes and, upon issuance, our subsidiary became the guarantor of the 2032 Exchange Notes under the governing indenture.

Goodrich Petroleum Corporation, as the parent company (the “Parent Company”), has no independent assets or operations. The guarantees are full and unconditional, subject to customary exceptions pursuant to the indentures governing our 2019 Notes, 2026 Notes, 2029 Notes, 2032 Notes and 2032 Exchange Notes, as discussed below. The Parent Company has no other subsidiaries. In addition, there are no restrictions on the ability of the Parent Company to obtain funds from its subsidiary by dividend or loan. Finally, the Parent Company’s wholly-owned subsidiary does not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the Parent Company in the form of loans, advances or cash dividends by the subsidiary without the consent of a third party.

Guarantees of the 2019 Notes will be released under certain circumstances, including in the event a Subsidiary Guarantor (as defined in the indenture governing the 2019 Notes) is sold or disposed of (whether by merger, consolidation, the sale of its capital

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Guarantees of the 2032 Exchange Notes, 2032 Notes, 2029 Notes and 2026 Notes will be released if the Subsidiary Guarantor no longer guarantees the 2019 Notes, if the Subsidiary Guarantor is dissolved or liquidated, if the Subsidiary Guarantor is no longer the Parent Company’s subsidiary or upon satisfaction and discharge of the 2032 Exchange Notes, 2032 Notes, 2029 Notes or 2026 Notes in accordance with their respective indentures.

Guarantees of the Second Lien Notes will be released under certain circumstances, including in the event the Subsidiary Guarantor is sold or disposed of (whether by merger, consolidation, the sale of its capital stock or the sale of all or substantially all of its assets (other than by lease)) and whether or not the Subsidiary Guarantor is the surviving entity in such transaction to a person which is not the Parent Company or a Restricted Subsidiary of the Parent Company, such Subsidiary Guarantor will be released from its obligations under its Subsidiary Guarantee if the sale or other disposition does not violate the covenants described under “Limitation on Sales of Assets and Subsidiary Stock” in the indenture governing the Second Lien Notes. In addition, a Subsidiary Guarantor will be released from its obligations under the indenture and its guarantee if such Subsidiary Guarantor ceases to guarantee any other indebtedness of the Parent Company or a Subsidiary Guarantor, provided no Event of Default (as defined in the indenture governing the Second Lien Notes) has occurred and is continuing; or if the Parent Company designates such subsidiary as an Unrestricted Subsidiary and such designation complies with the other applicable provisions of the indenture or if such subsidiary otherwise no longer meets the definition of a Restricted Subsidiary; or in connection with any covenant defeasance, legal defeasance or satisfaction and discharge of the Second Lien Notes in accordance with the indenture.

New Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-15. The ASU incorporates the SEC staff's announcement that clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03. Therefore, debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the time of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We are currently evaluating the provisions of this ASU and assessing the impact it may have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest, which seeks to simplify presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. Entities should apply the amendments in this ASU on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. We are currently evaluating the provisions of this ASU and assessing the impact it may have on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, which eliminates the concept of “extraordinary” items from US GAAP.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted, provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. This new standard requires management to perform interim and annual assessments

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of our ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

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

NOTE 2—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the period ending September 30, 2015 is as follows (in thousands):

September 30,
2015
Beginning balance at December 31, 2014	$6,510
Liabilities incurred	15
Revisions in estimated liabilities	—
Liabilities settled	(62)
Accretion expense	368
Dispositions	(3,169)
Ending balance	$3,662
Current liability	$83
Long term liability	$3,579

NOTE 3—Debt

Debt consisted of the following balances as of the dates indicated (in thousands):

	September 30, 2015			December 31, 2014
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$17,500	$17,500	$17,500	$121,000	$121,000	$121,000
8.0% Second Lien Senior Secured Notes due 2018 (2)	100,000	87,548	19,427	—	—	—
8.875% Senior Notes due 2019	275,000	275,000	53,424	275,000	275,000	136,125
3.25% Convertible Senior Notes due 2026	429	429	107	429	429	353
5.0% Convertible Senior Notes due 2029 (3)	6,692	6,692	402	6,692	6,692	3,480
5.0% Convertible Senior Notes due 2032 (4)	115,992	113,370	22,038	170,770	165,504	87,093
5.0% Convertible Exchange Notes due 2032	24,015	39,520	24,503	—	—	—
Total debt	$539,628	$540,059	$137,401	$573,891	$568,625	$348,051

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

The carrying amount for the Second Amended and Restated Credit Agreement represents fair value as the variable interest rates are reflective of current market conditions. The fair values of the notes were obtained by direct market quotes within Level 1 of the fair value hierarchy. The fair value of our Second Lien Notes and 2032 Exchange Notes were obtained using a discounted cash flow model within Level 3 of the fair value hierarchy.

(2)

The debt discount is being amortized using the effective interest rate method based upon a two and a half year term through September 1, 2017, the first repurchase date applicable to the Second Lien Notes. The debt discount as of September 30, 2015 was $12.5 million.

(3)	The debt discount was amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was fully amortized as of December 31, 2014.
(4)

The debt discount is being amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The debt discount was $2.6 million and $5.3 million as of September 30, 2015 and December 31, 2014, respectively.

The following table summarizes the total interest expense (contractual interest expense, accretion, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September, 2014
		Effective		Effective		Effective		Effective
	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest
	Expense	Rate	Expense	Rate	Expense	Rate	Expense	Rate
Senior Credit Facility	$1,016	5.6%	$1,332	5.3%	$3,617	4.6%	$2,368	6.9%
8.0% Second Lien Senior Secured Notes due 2018	3,598	16.2%	—	—%	7,865	16.2%	—	—%
8.875% Senior Notes due 2019	6,329	9.0%	6,327	9.2%	18,981	9.1%	18,981	9.2%
3.25% Convertible Senior Notes due 2026	3	3.3%	4	3.3%	10	3.3%	11	3.3%
5.0% Convertible Senior Notes due 2029	84	5.0%	1,431	11.1%	250	5.0%	4,280	11.3%
5.0% Convertible Senior Notes due 2032	3,255	8.5%	3,551	8.7%	10,414	8.5%	10,634	8.7%
5.0% Convertible Exchange Notes due 2032	1,285	*	—	—%	1,285	*	—	—%
Other	13	*	—	—%	25	*	—	—%
Total	$15,583		$12,645		$42,447		$36,274

* - Not meaningful

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Credit Facility

Total lender commitments under the Senior Credit Facility are $600 million subject to a borrowing base limitation, which as of September 30, 2015 was $105 million. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. As of September 30, 2015, we had $17.5 million outstanding under the Senior Credit Facility and $4.0 million in cash.   In February 2015, we entered into the Thirteenth Amendment to the Senior Credit Facility (the “Thirteenth Amendment”) with an effective date of February 26, 2015. On the effective date, the Thirteenth Amendment reduced our borrowing base to $200 million and extended the maturity of the Senior Credit Facility to February 24, 2017. In March 2015, we closed on $100 million of Second Lien Notes, which was used to pay down the amount drawn on our Senior Credit Facility.  Our borrowing base was further reduced to $150 million upon the funding of the Second Lien Notes. On September 4, 2015, we closed on the sale of our Eagle Ford Shale Trend assets at which time the borrowing base was reduced to $105 million. In October 2015, we entered into the Fourteenth Amendment to the Senior Credit Facility (the “Fourteenth Amendment”) with an effective date of October 1, 2015. On the effective date, the Fourteenth Amendment reduced our borrowing base to $75 million in conjunction with the exchange of $158.2 million of our 2019 Notes for the issuance of $75.0 million of 8.875% Second Lien Notes due 2018. Interest on revolving borrowings under the Senior Credit Facility, as amended, accrues at a rate calculated, at our option, at the bank base rate plus 1.25% to 2.25% or LIBOR plus 2.25% to 3.25%, depending on borrowing base utilization. Substantially all of our assets are pledged as collateral to secure the Senior Credit Facility.

The terms of the Senior Credit Facility require us to maintain certain covenants. Capitalized terms used here, but not defined, have the meanings assigned to them in the Senior Credit Facility. The primary financial covenants under the Thirteenth Amendment, included:

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

We were in compliance with all the financial covenants of the Senior Credit Facility as of September 30, 2015.

On November 3, 2015, the Company entered into the Fifteenth Amendment to the Senior Credit Facility (the “Fifteenth Amendment”) with an effective date of November 3, 2015. The Fifteenth Amendment includes the following key elements:

•	affirms the borrowing base as $75 million, which constitutes the October 1 redetermination;
•	permits the Company to refinance the 2019 Notes by issuing second lien or third lien debt (provided that the principal amount of third lien debt may not exceed $50 million);
•	requires the Company to mortgage all of its oil and natural gas properties that constitute proved reserves; and
•

authorizes the administrative agent under the Senior Credit Facility to enter into an amended and restated intercreditor agreement setting forth the priority of the liens securing the obligations under the Senior Credit Agreement, the notes issued pursuant the Company’s second lien indentures and any third lien facility that the Company may enter into after the effective date.

The Fifteenth Amendment also revised the Senior Credit Facility to include the following provisions and covenants: (i) Maximum First Lien Debt not greater than 1.25 times EBITDAX for the Trailing Twelve Months; (ii) Interest Coverage Ratio of EBITDAX of not less than 1.25 to 1.0 for the Trailing Twelve Months; (iii) No-hoarding provision of a maximum cash balance of $15 million at any time; (iv) No borrowed proceeds to redeem junior capital; (v) restricts the ability to declare, pay or distribute dividends

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on our preferred capital stock consistent with the terms of the 8.0% Second Lien Notes and the 8.875% Second Lien Notes; and (vi) the next redetermination date will be January 1, 2016.

8.0% Second Lien Senior Secured Notes due 2018

On March 12, 2015, we sold 100,000 units (the “Units”), each consisting of a $1,000 aggregate principal amount at maturity of our Second Lien Notes and one warrant to purchase 48.84 shares of our $0.20 par value common stock. The Second Lien Notes are guaranteed by our subsidiary that also guarantees our Senior Credit Facility. The Company received proceeds, before offering expenses payable by the Company, of $100 million from the sale of the Units. The proceeds from the issuance of the Second Lien Notes were used to repay borrowings under the Senior Credit Facility and for general corporate purposes. The Second Lien Notes are secured on a senior second-priority basis by liens on certain assets of the Company and its subsidiary that secures our Senior Credit Facility, which liens are subject to an inter-creditor agreement in favor of the lenders under the Senior Credit Facility. The Second Lien Notes mature on March 15, 2018. If the aggregate principal amount outstanding on the 2032 Notes on August 1, 2017 is more than $25.0 million then the outstanding amount of the Second Lien Notes shall be due on September 1, 2017.  Interest on the Second Lien Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015.

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

The Second Lien Notes and the warrants became separately transferable on June 4, 2015 when a registration statement related to the resale of the warrants was declared effective by the SEC. The warrants are exercisable upon payment of the exercise price of $4.664 or convertible on a cashless basis as set forth in the agreement governing the warrants. Any warrants not exercised by March 12, 2025 will expire.

In connection with the Second Lien Notes, we entered into a registration rights agreement that provides holders of the Second Lien Notes certain rights relating to registration of the Second Lien Notes under the Securities Act of 1933, as amended (the “Securities Act”).  Pursuant to the registration rights agreement, the Company is obligated to file an exchange offer registration statement with the SEC with respect to an offer to exchange the Second Lien Notes for substantially identical notes that are registered under the Securities Act. We will use our reasonable best efforts to consummate the exchange offer by March 12, 2016. Additionally, we agreed to commence the exchange offer promptly after the exchange offer registration statement is declared effective by the SEC and use our reasonable best efforts to complete the exchange offer not later than 60 days after such effective date. Under certain circumstances, in lieu of a registered exchange offer, we have agreed to file a shelf registration statement with respect to the Second Lien Notes. If the exchange offer is not completed on or before March 12, 2016, or the shelf registration statement, if required, is not declared effective within the time periods specified in the Registration Rights Agreement, we have agreed to pay additional interest with respect to the Second Lien Notes in an amount of 0.25% of the principal amount of the Second Lien Notes per year for the first 90 days following such failure, increasing by 0.25% for each additional 90 days and not to exceed 1.00% of the principal amount per year, until the exchange offer is completed or the shelf registration statement is declared effective.  As of the date of this filing, neither an exchange offer nor shelf registration statement for the Second Lien Notes has been filed with the SEC.

We separately accounted for the liability and equity components of our Second Lien Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the Second Lien Notes using a discount rate of 32% on the date of issuance. We attributed $84.6 million of the Second Lien Notes relative fair value to the debt component, which compared to the face value results in a debt discount of $15.4 million. Additionally, we recorded $15.4 million within additional paid-in capital representing the equity component of the Second Lien Notes. The debt

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discount will be amortized using the effective interest rate method through September 1, 2017 along with the applicable debt issuance costs.  A debt discount of $12.5 million remains to be amortized on the Second Lien Notes as of September 30, 2015.

8.875% Senior Notes due 2019

On March 2, 2011, we sold $275 million of our 2019 Notes. The 2019 Notes mature on March 15, 2019, unless earlier redeemed or repurchased. The 2019 Notes are our senior unsecured obligations and rank equally in right of payment to all of our other existing and future unsecured indebtedness. The 2019 Notes accrue interest at a rate of 8.875% annually, and interest is paid semi-annually in arrears on March 15 and September 15. The 2019 Notes are guaranteed by our subsidiary that also guarantees our Senior Credit Facility.

On October 1, 2015, we closed a privately-negotiated exchange under which we retired, in two tranches, $158.2 million in aggregate original principal amount of our outstanding 2019 Notes in exchange for the issuance of $75.0 million in aggregate original principal amount of our 8.875% Second Lien Senior Secured Notes due 2018 (the “New Second Lien Notes”) and 38,250 warrants. Each warrant is entitled to purchase approximately 156.9 shares of our $0.20 par value common stock for $1.00 per share. The New Second Lien Notes will mature on March 15, 2018. See Note 9 “Subsequent Event”. Following this exchange, approximately $116.8 million aggregate original principal amount of the 2019 Notes remain outstanding with terms unchanged.

We may redeem all or a portion of the 2019 Notes at redemption prices (expressed as percentages of principal amount) equal to approximately (i) 104% for the twelve-month period beginning on March 15, 2015; (ii) 102% for the twelve-month period beginning on March 15, 2016 and (iii) 100% on or after March 15, 2017, in each case plus accrued and unpaid interest to the redemption date.

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

5.0% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of our 2029 Notes. The 2029 Notes mature on October 1, 2029, unless earlier converted, redeemed or repurchased. We exchanged $166.7 million of the 2029 Notes for the 2032 Notes in 2013.  On October 1, 2014, we repurchased $45.1 million of the 2029 Notes using restricted cash held in escrow for that purpose.  The 2029 Notes are convertible into shares of our common stock at a rate equal to 28.8534 shares per $1,000 principal amount of 2029 Notes (equal to an initial conversion price of approximately $34.66 per share of common stock).  As of September 30, 2015, $6.7 million in aggregate principal amount of the 2029 Notes remain outstanding.

The 2029 Notes are our senior unsecured obligations and rank equally in right of payment to all of our other existing and future unsecured indebtedness. The 2029 Notes accrue interest at a rate of 5.0% annually, and interest is paid semi-annually in arrears on April 1 and October 1 of each year.

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

We separately accounted for the liability and equity components of our 2029 Notes in a manner that reflected our nonconvertible debt borrowing rate when interest was recognized in subsequent periods. The debt discount was amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount on the 2029 Notes was fully amortized as of December 31, 2014.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.0% Convertible Senior Notes due 2032

As described above, we entered into separate, privately negotiated exchange agreements in which we retired $166.7 million in aggregate principal amount of our outstanding 2029 Notes in exchange for the issuance of the 2032 Notes in an aggregate principal amount of $166.3 million. The 2032 Notes will mature on October 1, 2032.

On September 8, 2015, we closed a privately-negotiated exchange under which we retired $55.0 million in aggregate original principal amount of our outstanding 2032 Notes in exchange for our issuance of a new series of 5.0% Convertible Exchange Senior Notes due 2032 (the "2032 Exchange Notes") in an aggregate original principal amount of approximately $27.5 million. As of September 30, 2015, $111.3 million in aggregate principal amount of the 2032 Notes remained outstanding with terms unchanged. See the description of the 2032 Exchange Notes below. Also, see Note 10 for discussion on additional 2032 Note exchanges subsequent to September 30, 2015.

Many terms of the 2032 Notes remain the same as the 2029 Notes they replaced, including the 5.0% annual cash interest rate and the conversion rate of 28.8534 shares of our common stock per $1,000 principal amount of 2032 Notes (equivalent to an initial conversion price of approximately $34.6580 per share of common stock), subject to adjustment in certain circumstances.

Unlike the 2029 Notes, the principal amount of the 2032 Notes accretes at a rate of 2% per year commencing August 26, 2013, compounding on a semi-annual basis, until October 1, 2017. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into our common stock. Holders have the option to require us to purchase any outstanding 2032 Notes on each of October 1, 2017, 2022 and 2027, at a price equal to 100% of the principal amount plus the accretion thereon. Accretion of principal is and will be reflected as a non-cash component of interest expense on our consolidated statement of operations during the term of the 2032 Notes. We recorded $0.8 million and $2.5 million of accretion in the three and nine months ended September 30, 2015, respectively.

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

We separately accounted for the liability and equity components of our 2032 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 2032 Notes using an effective interest rate of 8%. We attributed $158.8 million of the fair value to the 2032 Note debt component which compared to the face results in a debt discount of $7.5 million which will be amortized through the first put date of October 1, 2017. Additionally, we recorded $24.4 million within additional paid-in capital representing the equity component of the 2032 Notes. A debt discount of $2.6 million remains to be amortized on the 2032 Notes as of September 30, 2015.

5.0% Convertible Senior Exchange Notes due 2032

On September 8, 2015, we closed a privately-negotiated exchange under which we retired $55.0 million in principal amount of outstanding 2032 Notes in exchange for our issuance of approximately $27.5 million in aggregate original principal amount of 2032 Exchange Notes.  Many terms of the 2032 Exchange Notes remain the same as the 2032 Notes they replaced, including the 5.0% annual cash interest rate and the final maturity date of October 1, 2032.

Investors may convert their 2032 Exchange Notes at their option at any time prior to the close of business on the second business day immediately preceding the maturity date under the following circumstances: (1) if the 2032 Exchange Notes have been called for redemption or the Company exercises its option to convert the 2032 Exchange Notes, or (2) upon the occurrence of one of specified corporate transactions. The conversion rate is 500.00 shares per $1,000 principal amount of the 2032 Exchange Notes (equal to an initial conversion price of $2.00 per share of common stock), subject to adjustment.

Like the 2032 Notes, the principal amount of the 2032 Exchange Notes will accrete at a rate of 2% per year from August 26, 2013, compounding on a semi-annual basis, until October 1, 2018. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into our common stock. Holders have the option to require us to purchase any outstanding 2032 Exchange Notes on each of October 1, 2018, October 1, 2022 and October 1, 2027, at a price equal to 100% of the accreted principal amount thereof, plus accrued and unpaid interest on the original principal amount thereof.  We have the

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

right to redeem the 2032 Exchange Notes on or after October 1, 2017, at a price equal to 100% of the accreted principal amount thereof, plus accrued but unpaid interest on the original principal amount thereof. The 2032 Exchange Notes also provide us with the option to convert the 2032 Exchange Notes in whole or in part, prior to maturity, into the underlying common stock, provided the trading price of our common stock exceeds 125% of the then applicable conversion price for at least 20 trading days in any 30 trading day period. The initial conversion rate is 500 shares of common stock per $1,000 principal amount of 2032 Exchange Notes, subject to adjustment. Upon conversion, we must deliver, at our option, either (1) a number of shares of our common stock determined as set forth in the indenture related to the 2032 Exchange Notes, or (2) a combination of cash and shares of our common stock, if any.

If the holders elect to convert the 2032 Exchange Notes on or before October 1, 2018, holders will receive a make-whole premium equal to (i) $100 per $1,000 face amount of the 2032 Exchange Notes if the conversion occurs prior to October 1, 2017 or (ii) $100 per $1,000 face amount of the 2032 Exchange Notes less an amount equal to 0.2778 multiplied by the number of days between September 30, 2017 and the conversion date, if the conversion occurs on or after October 1, 2017.

We are accounting for this transaction as a troubled debt transaction pursuant to guidance provided by FASB Accounting Standards Codification (“ASC”) section 470-60 “Troubled Debt Restructurings by Debtors.”  We have determined that the prospective undiscounted cash flows from the 2032 Exchange Notes through their maturity exceed the adjusted carrying amount of the retired 2032 Notes, consequently no gain for this exchange will be recorded. Accordingly, on the date of the exchange, a carrying amount of $45.2 million remained as a liability and we recorded $10.1 million to additional paid in capital representing the net fair value of the convert feature. An annual discount rate of 1.3% will be used to amortize the liability until maturity on October 1, 2032.  Prior to September 30, 2015, holders converted an aggregate amount of $5.7 million of 2032 Exchange Notes into our common stock. As of September 30, 2015, $39.5 million aggregate principal amount of the 2032 Exchange Notes remained outstanding.

3.25% Convertible Senior Notes Due 2026

At September 30, 2015, $0.4 million of the 2026 Notes remained outstanding. Holders may present to us for redemption the remaining outstanding 2026 Notes on December 1, 2016 and December 1, 2021.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—Net Loss Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the three and nine months ended September 30, 2015 and 2014. Included in Net loss applicable to common stock for the three and nine months ended September 30, 2015 is $7.4 million of preferred dividends that have been suspended in the third quarter of 2015. The suspended dividend amount is included in the 2015 Net loss applicable to common stock calculation for period-to-period comparison purposes only. The following table sets forth information related to the computations of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands, except per share data)
Basic and Diluted loss per share:
Net loss applicable to common stock	$(25,226)	$(87,142)	$(92,843)	$(149,601)
Weighted average shares of common stock outstanding	57,606	44,430	54,697	44,337
Basic and Diluted loss per share (1) (2) (3)	$(0.44)	$(1.96)	$(1.70)	$(3.37)
(1) Common shares issuable upon assumed conversion of convertible preferred stock or dividends paid were not presented as they would have been anti-dilutive.	3,588	3,588	3,588	3,588
(2) Common shares issuable upon assumed conversion of the 2026 Notes, 2029 Notes, 2032 Exchange Notes and 2032 Notes or interest paid were not presented as they would have been anti-dilutive.	15,417	4,997	15,417	4,997
(3) Common shares issuable on assumed conversion of restricted stock, stock warrants and employee stock options were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	9,217	2,307	9,217	2,307

NOTE 5—Income Taxes

We recorded no income tax expense or benefit for the three and nine months ended September 30, 2015. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of September 30, 2015.

As of September 30, 2015, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2014.

NOTE 6—Derivative Activities

We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All derivative gains and losses from our derivative contracts have been recognized in “Other income (expense)” on our Consolidated Statements of Operations.

The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three and nine month periods ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Oil and Natural Gas Derivatives (in thousands)	2015	2014	2015	2014
Gain on derivatives not designated as hedges	$7,882	$20,348	$6,338	$2,034

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all hedges are approved by the Hedging Committee of our Board of Directors, and reviewed periodically by the Board of Directors. As of September 30, 2015, the commodity derivatives we used were in the form of:

(a)	swaps, where we receive a fixed price and pay a floating price, based on NYMEX for natural gas, Louisiana Light Sweet Crude (LLS Argus) for crude oil or specific transfer point quoted prices, and
(b)	calls, where we grant the counter party the option to buy an underlying commodity at a specified strike price, within a certain period.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering derivative contracts. We had exposure of $15.3 million in derivative fair value had our counterparties as a group been unable to fulfill their obligations as of September 30, 2015.

As of September 30, 2015, our open positions on our outstanding commodity derivative contracts, all of which were with Royal Bank of Canada, Bank of Montreal, JPMorgan Chase Bank, N.A., Merrill Lynch Commodities, Inc. and Wells Fargo Bank, N.A., were as follows:

Contract Type	Daily Volume	Remaining Volumes	Fixed Price	Fair Value at September 30, 2015 (in thousands)
Natural gas calls (MMBtu)
2015	20,000	1,840,000	$5.05-5.06	$(37)
2016	20,000	7,320,000	$5.05-5.06	(47)
Oil swaps (BBL)
2015 (LLS Argus)	3,500	322,000	$94.55-98.10	15,309
			Total	$15,225

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of September 30, 2015 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1 “Description of Business and Significant Accounting Policies-Fair Value Measurement” for our discussion for inputs used and valuation techniques for determining fair values.

	September 30, 2015 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$15,309	$—	$15,309
Non-current Assets Commodity Derivatives	—	—	—	—
Current Liabilities Commodity Derivatives	—	(37)	—	(37)
Non-current Liabilities Commodity Derivatives	—	(47)	—	(47)
Total	$—	$15,225	$—	$15,225

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets for the periods ending September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Derivative Current Asset	$15,309	$—	$15,309	$47,444	$—	$47,444
Derivative Non-current Asset	—	—	—	—	—	—
Derivative Current Liability	(37)	—	(37)	(102)	—	(102)
Derivative Non-current Liability	(47)	—	(47)	(464)	—	(464)
Total	$15,225	$—	$15,225	$46,878	$—	$46,878

NOTE 7—Stockholders’ Equity

Common Stock Offering

On March 10, 2015, we closed an underwritten public offering of 12 million shares of our common stock at $ 4.15 per share.  Proceeds after offering expenses totaled approximately $47.5 million. The proceeds were used to repay borrowings under our Senior Credit Facility and for general corporate purposes.

Warrants

In connection with the issuance of the Second Lien Notes, we issued a detachable warrant for each $1,000 note. The holder of a warrant has the right to purchase 48.84 shares of our $0.20 par value common stock. The warrants were issued pursuant to a Warrant Agreement, dated March 12, 2015 (the “Warrant Agreement”), with American Stock Transfer & Trust Company LLC. Under the terms of the Warrant Agreement, the Second Lien Notes and the warrants were not separately transferable until the earliest of (i) 365 days after the date on which the warrants were originally issued; (ii) the date on which a registration statement related to the resale of the warrants was declared effective; (iii) the date on which a registration statement with respect to a registered exchange offer for the Second Lien Notes was declared effective; or (iv) in the event of the occurrence of a change of control (as defined in the governing indenture), the date on which requisite notice of such change of control was mailed to the holders of Second Lien Notes. Also, on March 12, 2015, we entered into a Registration Rights Agreement with the Purchaser that provides holders of the warrants certain rights to registration under the Securities Act relating to the Warrants.  Pursuant to the Warrant Registration Rights Agreement, we were obligated to file a shelf registration statement with the SEC within 90 days of March 12, 2015, relating to re-sales of the Warrants.

A Form S-3 was filed with the SEC on May 22, 2015 to register the resale of the warrants and the common stock issuable upon the conversion of such warrants. The Second Lien Notes and warrants became separately transferable on June 4, 2015 when the Form S-3 registration statement related to the resale of the warrants was declared effective by the SEC. The warrants are exercisable upon payment of the exercise price of $4.664 or convertible on a cashless basis as set forth in the agreement governing the warrants. Any warrants not exercised by March 12, 2025 will expire.

Upon issuance, we valued the warrants as a separate financial instrument using the Black-Scholes model and recorded the $15.4 million relative fair value to Additional paid in capital on the Consolidated Balance Sheets.

Conversions to Common Stock

In September 2015, we issued 1.7 million shares of our common stock to holders that exercised their conversion rights on $3.5 million face amount of the 2032 Exchange Notes. We recorded the $5.7 million carrying amount of the converted 2032 Exchange Notes to stockholders equity. See Note 3.

Preferred Stock Dividends

Beginning in the third quarter of 2015 all preferred stock dividend declarations and payments have been suspended.  If we fail to pay dividends on our 5.375% Series B Convertible Preferred Stock on any six dividend payment dates, whether or not consecutive, the dividend rate per annum will be increased by 1.0% until we have paid all dividends on our Series B Preferred Stock for all dividend

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

periods up to and including the dividend payment date on which the accumulated and unpaid dividends are paid in full.  If we fail to pay dividends for six or more quarterly periods, whether or not consecutive, on our 10% Series C Cumulative Preferred Stock or 9.75% Series D Cumulative Preferred Stock the holders will receive limited voting rights.

NOTE 8—Commitments and Contingencies

On June 10, 2015, we entered into an eighteen month term agreement with a third party vendor which obligated us to purchase $11.4 million in pipe. We will receive and pay for approximately $0.6 million of pipe each month during the term of the agreement. Our obligation may be reduced subject to the vendor identifying an opportunity to sell the pipe to the open market.  We have taken delivery of four shipments under this agreement and an $8.6 million commitment remained at September 30, 2015.

As of September 30, 2015, we did not have any other changes in material commitments and contingencies, which includes outstanding and pending litigation.

NOTE 9 – Disposition

On September 4, 2015 we closed the sale of our proved reserves and a portion of the associated leasehold in the Eagle Ford Shale Trend located in La Salle and Frio counties in Texas for $118.0 million. We received net proceeds of $101.6 million after closing adjustments based upon an effective date of July 1, 2015. We used the net proceeds from the sale to repay borrowings under our Senior Credit Facility. As of September 30, 2015, $14.4 million remains in escrow subject to title resolution. We recorded a $42.8 million gain on the sale in the third quarter of 2015.

NOTE 10 – Subsequent Events

On October 1, 2015, we closed on a separate privately-negotiated exchange under which we retired approximately $158.2 million in aggregate original principal amount of our outstanding 2019 Notes in exchange for the issuance of $75.0 million in aggregate original principal amount of our New Second Lien Notes and 38,250 warrants. Each warrant is entitled to purchase approximately 156.9 shares of our $0.20 par value common stock for $1.00 per share.

We will account for this transaction as a troubled debt transaction pursuant to guidance provided by FASB ASC 470-60 “Troubled Debt Restructurings by Debtors”. We have determined that the prospective undiscounted cash flows from the New Second Lien Notes do not exceed the adjusted carrying amount of the retired 2019 Notes, consequently we will record an estimated $62.6 million gain on this transaction in the fourth quarter of 2015. We will also record an estimated $2.5 million in Additional Paid in Capital in the fourth quarter of 2015 representing the fair value of the warrants issued.

On October 14, 2015, we closed a privately-negotiated exchange under which we retired approximately $17.1 million in aggregate original principal amount of our outstanding 2032 Notes in exchange for our issuance of additional 2032 Exchange Notes in an aggregate original principal amount of approximately $8.5 million. We will account for this transaction as a troubled debt transaction pursuant to guidance provided by FASB ASC 470-60 “Troubled Debt Restructurings by Debtors”. See Note 3 “Debt” under the caption “5.0% Convertible Senior Exchange Notes due 2032.”

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risk and uncertainties:

•	planned capital expenditures;
•	future drilling activity;
•	our financial condition;
•	future cash flows, credit availability and borrowings;
•	sources of funding for exploration and development;
•	the market prices of oil and natural gas;
•	uncertainties about the estimated quantities of our oil and natural gas reserves;
•	financial market conditions and availability of capital;
•	production;
•	hedging arrangements;
•	litigation matters;
•	pursuit of potential future acquisition opportunities;
•	general economic conditions, either nationally or in the jurisdictions in which we are doing business;
•

legislative or regulatory changes, including retroactive royalty or production tax regimes, hydraulic-fracturing regulation, drilling and permitting regulations, derivatives reform, changes in state and federal corporate taxes, environmental regulation, environmental risks and liability under federal, state and foreign laws, and local environmental laws and regulations;

•	the creditworthiness of our financial counterparties and operation partners;
•	the securities, capital or credit markets;
•	our ability to maintain the listing of our common stock on the NYSE;
•	our ability to repay our debt; and
•	other factors discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings, press releases and discussions with our management.

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

Beginning in the second half of 2014, commodity prices, particularly crude oil, began to decline sharply. The decline became precipitous late in the fourth quarter of 2014 and into 2015.  As discussed below, the significant magnitude of this price decline has materially and adversely impacted our results of operations and led to substantial changes in our operating and drilling programs for the second half of 2015.  As a result, we have focused on managing our balance sheet to reduce leverage and preserve liquidity during the current low commodity price environment.

Business Strategy

Our business strategy is to provide long-term growth in reserves and cash flow on a cost-effective basis. We focus on maximizing our return on capital employed and adding reserve value through the timely development of our Haynesville Shale Trend, TMS and Eagle Ford Shale Trend acreage. We regularly evaluate possible acquisitions of prospective acreage and oil and natural gas drilling opportunities.

Several of the key elements of our business strategy are as follows:

•

Develop our core positions. We seek to maximize the value of our existing assets by developing and exploiting our properties with the lowest risk and the highest potential rate of return. In the current commodity price environment, we intend to focus the development of our core acreage position through drilling in the Haynesville Shale Trend and TMS.

•

Increase natural gas production. In the short-term we will seek to invest in natural gas wells in the Haynesville Shale Trend to increase our natural gas production. Our intention is to take advantage of recent advancements in natural gas well completions in shale formations.  We also intend to monitor the crude oil markets and expect to grow our oil production when oil markets improve.  We will continue to evaluate our capital allocation to natural gas and oil drilling as market conditions dictates.

•

Maintain our acreage position in shale plays. We continue to concentrate our efforts in areas where we can apply our technical expertise and where we have significant operational control or experience. To leverage our extensive regional knowledge base, we seek to acquire leasehold acreage with significant drilling potential in areas that exhibit characteristics similar to our existing properties. We continually strive to rationalize our portfolio of properties by selling non-core properties in an effort to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.
•

Focus on maximizing cash flow margins and conserving capital. We intend to maximize operating cash flow by focusing on higher-margin development areas and working with service providers to reduce costs. In January 2015, we announced a reduced capital expenditure budget of $90 to $110 million for 2015 and currently expect to end 2015 at the low end of the previously announced range.

•

Enhance financial flexibility. We have taken a number of steps in 2015 to reduce our leverage, preserve liquidity and enhance our financial flexibility. In March 2015 we received proceeds of $100 million from our issuance of our Second Lien Notes, which was used to pay down the amount drawn on our Senior Credit Facility.  In March 2015, we also received net proceeds of $47.5 million from the sale of 12,000,000 shares of our common stock to the public. We closed the sale of our proved reserves and a portion of the associated leasehold in the Eagle Ford Shale Trend in September 2015 for proceeds of $101.6 million, with an additional $14.4 million placed in escrow pending resolution of post-closing adjustments. The proceeds were used to pay off Senior Credit Facility debt in early September. Additionally, in September and October 2015 we executed multiple note exchanges that will reduce our annual cash interest payments by $9.2 million in the future. As of September 30, 2015, we had a borrowing base of $105 million under our Senior Credit Facility, on which we had $17.5 million drawn and $4.0 million in cash. Our borrowing base was reduced to $75 million on October 1, 2015. We have historically funded growth through operating cash flow, debt, equity and equity-linked security issuances, divestments of non-core assets and entering into strategic joint ventures. In addition, we will continue to seek a joint venture partner to share in the cost to develop our acreage in the TMS and Haynesville Shale Trend.  We also actively manage our exposure to commodity price fluctuations by hedging portions of our expected production through the use of derivatives, including fixed price swaps, swaptions and costless collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy.

Overview of Third Quarter 2015 Results

Third Quarter 2015 financial and operating results included:

•	We recorded a $42.8 million gain on the sale of our producing interests in the Eagle Ford Shale Trend.
•	We added 2 gross (1.7 net) wells to production in the TMS during the third quarter of 2015.
•	As of September 30, 2015, we had 2 gross (1.7 net) wells drilled and waiting on completion in the TMS.
•

In September 2015, we exchanged $55 million of our 5.0% Senior Convertible Notes due 2032 for $27.5 million of new 5.0% Senior Convertible Exchange Notes due 2032 reducing annual cash interest by $1.4 million.

Primary Operating Areas

Tuscaloosa Marine Shale Trend

We held approximately 429,000 gross (300,000 net) acres in the TMS as of September 30, 2015. During the nine months of 2015, we conducted drilling operations on 5 gross (3.9 net) wells in the TMS. As of September 30, 2015, we had 2 gross (1.7 net) TMS wells drilled and waiting on completion. Our net production volumes from our TMS wells represented approximately 34% of our total equivalent production on a Boe basis and approximately 69% of our total oil production for the third quarter of 2015.

During the first nine months of 2015, we spent $70.3 million in the TMS, which included $3.3 million for leasehold costs.

Eagle Ford Shale Trend

We closed the sale of our Eagle Ford Shale Trend proved reserves and a portion of the associated leasehold on September 4, 2015. Immediately prior to the sale, our net production volumes from these sold properties represented approximately 28% of our total equivalent production volumes for 2015 on a Boe basis. We have retained approximately 17,000 net acres of our undeveloped leasehold, all of which is prospective for future development or sale.

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Angelina and Nacogdoches counties, Texas and DeSoto and Caddo Parishes, Louisiana. We held approximately 55,000 gross (27,000 net) acres as of September 30, 2015 producing from and prospective for the Haynesville Shale Trend. Our net production volumes from our Haynesville Shale Trend wells represented approximately 46% of our total equivalent production on a Boe basis for the third quarter of 2015.

Results of Operations

For the three months ended September 30, 2015, we reported net loss applicable to common stock of $25.2 million, or $0.44 per basic and diluted share, on total revenue of $17.7 million as compared to a net loss applicable to common stock of $87.1 million, or $1.96 per basic and diluted share, on total revenue of $54.9 million for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, we reported net loss applicable to common stock of $92.8 million, or $1.70 per basic and diluted share, on total revenue of $67.9 million as compared to a net loss applicable to common stock of $149.6 million, or $3.37 per basic and diluted share, on total revenue of $160.0 million for the nine months ended September 30, 2014.

The items that had the most material financial effect on us in the three and nine months ended September 30, 2015 compared to the same periods in 2014 were revenues, depreciation, depletion and amortization, impairment and gain on sale of assets.  Revenues were down due to significantly lower realized oil and natural gas sales prices as well as lower oil, condensate and natural gas production volumes.  The decreases reflected in depreciation, depletion and amortization were driven by lower rates, the sale of non-core assets in December 2014 and lower natural gas production volumes. In the third quarter 2015 we recorded an impairment related to certain natural gas properties which was offset by a gain on the sale of our producing interests in the Eagle Ford Shale Trend.

The following table reflects our summary operating information for the periods presented (in thousands except for price and volume data). Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except for price data)	2015	2014	Variance		2015	2014	Variance
Revenues:
Natural gas	$3,428	$12,660	$(9,232)	(73%)	$11,803	$45,917	$(34,114)	(74%)
Oil and condensate	14,688	42,220	(27,532)	(65%)	56,493	114,036	(57,543)	(50%)
Natural gas, oil and condensate	18,116	54,880	(36,764)	(67%)	68,296	159,953	(91,657)	(57%)
Operating revenues	17,729	54,874	(37,145)	(68%)	67,860	159,996	(92,136)	(58%)
Operating expenses	27,824	142,294	(114,470)	(80%)	102,303	253,091	(150,788)	(60%)
Operating loss	(10,095)	(87,420)	77,325	(88%)	(34,443)	(93,095)	58,652	(63%)
Net loss applicable to common stock	(25,226)	(87,142)	61,916	(71%)	(92,843)	(149,601)	56,758	(38%)
Net Production:
Natural gas (MMcf)	1,949	3,492	(1,543)	(44%)	6,279	11,880	(5,601)	(47%)
Oil and condensate (MBbls)	320	439	(119)	(27%)	1,137	1,161	(24)	(2%)
Total (MBoe)	645	1,021	(376)	(37%)	2,183	3,141	(958)	(30%)
Average daily production (Boe/d)	7,008	11,096	(4,088)	(37%)	7,997	11,505	(3,508)	(30%)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Variance		2015	2014	Variance
Average realized sales price per unit:
Natural gas (per Mcf)	$1.76	$3.63	$(1.87)	(52%)	$1.88	$3.87	$(1.99)	(51%)
Natural gas (per Mcf) including realized derivatives	1.76	4.18	(2.42)	(58%)	1.88	4.03	(2.15)	(53%)
Oil and condensate (per Bbl)	45.92	96.22	(50.30)	(52%)	49.70	98.22	(48.52)	(49%)
Oil and condensate (per Bbl) including realized derivatives	88.83	92.34	(3.51)	(4%)	83.11	91.68	(8.57)	(9%)
Average realized price (per Boe)	28.10	53.76	(25.66)	(48%)	31.28	50.93	(19.65)	(39%)

Revenues from Operations

Revenues from operations decreased by $37.1 million for the three months ended September 30, 2015 compared to the same period in 2014, reflecting lower average realized natural gas, oil and condensate sales prices, which decreased revenues by $28.6 million, while the decline in oil and natural gas production volumes decrease revenues by $8.2 million. We were focused on maintaining our oil production in 2015, which we were able to sell at a more favorable price relative to natural gas. For the three months ended September 30, 2015, 81% of our oil and natural gas revenue was attributable to oil sales compared to 77% for the three months ended September 30, 2014.

Revenues from operations decreased by approximately $92.1 million for the nine months ended September 30, 2015 compared to the same period in 2014, reflecting lower average realized natural gas, oil and condensate sales prices, which decreased revenues by $80.0 million, while a decrease in oil and natural gas production volumes decreased revenues by $11.7 million. For the nine months ended September 30, 2015, 83% of our oil and natural gas revenue was attributable to oil sales compared to 71% for the nine months ended September 30, 2014.

Operating Expenses

As described below, operating expenses decreased $114.5 million to $27.8 million, in the three months ended September 30, 2015 and decreased $150.8 million to $102.3 million in the nine months ended September 30, 2015, each compared to the same periods in 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses (in thousands)	2015	2014	Variance		2015	2014	Variance
Lease operating expenses	$3,937	$6,745	$(2,808)	(42%)	$13,017	$22,674	$(9,657)	(43%)
Production and other taxes	1,263	2,869	(1,606)	(56%)	4,050	7,293	(3,243)	(44%)
Transportation and processing	1,447	2,121	(674)	(32%)	4,302	6,832	(2,530)	(37%)
Exploration	4,278	897	3,381	377%	14,398	5,564	8,834	159%

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses per Boe	2015	2014	Variance		2015	2014	Variance
Lease operating expenses	$6.11	$6.61	$(0.50)	(8%)	$5.96	$7.22	$(1.26)	(17%)
Production and other taxes	1.96	2.81	(0.85)	(30%)	1.85	2.32	(0.47)	(20%)
Transportation and processing	2.24	2.08	0.16	8%	1.97	2.18	(0.21)	(10%)
Exploration	6.64	0.88	5.76	655%	6.59	1.77	4.82	272%

Lease Operating Expense

Lease operating expense (“LOE’) during the three month period ended September 30, 2015 decreased compared to the three months ended September 30, 2014. The decrease was the result of a $2.1 million decrease in operating costs stemming from the sale of our non-core East Texas natural gas fields in December 2014, a $1.1 million decrease from our Eagle Ford Shale Trend properties sold in September 2015 and a $0.4 million decrease from our Haynesville Shale Trend properties. These decreases were partially offset by a $0.9 million increase in operating costs associated with the continued development of the TMS in 2015. Workover expense in the third quarter of 2015 totaled $0.5 million which added $0.75 per Boe to unit expense compared to workover expense of $0.6 million in the third quarter of 2014 which added $0.59 per Boe to unit expense.

LOE for the nine months ended September 30, 2015 decreased in comparison to the same period in 2014. The decrease was the result of a $6.1 million decrease in operating costs stemming from the sale of our non-core East Texas natural gas fields in December 2014, a $4.0 million decrease from Eagle Ford Shale Trend properties sold in September 2015 and a $1.1 million decrease from our Haynesville Shale Trend properties.  These decreases were partially offset by a $2.2 million increase in operating costs associated with the continued development of the TMS in 2015.  LOE in the first nine months of 2015 included workover expense of $1.3 million which added $0.59 per Boe to unit expense compared to workover expense of $3.9 million in the first nine months of 2014 which added $1.25 per Boe to unit expense.

Production and Other Taxes

Production and other taxes for the three months ended September 30, 2015 included production tax of $0.6 million and ad valorem tax of $0.7 million. During the comparable period in 2014, production and other taxes included production tax of $1.9 million and ad valorem tax of $1.0 million.

Production and other taxes for the nine months ended September 30, 2015 included production tax of $2.0 million and ad valorem tax of $2.1 million. During the comparable period in 2014, production and other taxes included production tax of $5.0 million and ad valorem tax of $2.3 million.

Production and other taxes decreased in the third quarter of 2015 due to significantly lower crude oil prices during the three and nine months ended September 30, 2015, lower oil production from our Eagle Ford Shale Trend wells and lower tax rates on the TMS wells we have drilled. The State of Mississippi has enacted an exemption from the existing 6% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which will be partially offset by a 1.3% local severance tax on such wells. The exemption is applicable until the earlier of (i) 30 months from the date of first sale of production or (ii) until payout of the well cost is achieved. The State of Louisiana has also enacted an exemption from the existing 12.5% severance tax for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) until payout of the well cost is achieved. The net revenues from our wells drilled in our TMS acreage in Southwestern Mississippi and Southeast Louisiana have been favorably impacted by these exemptions.

Transportation and Processing Expense

Transportation and processing expense decreased in the three months and nine months ended September 30, 2015 compared to the same period in 2014. The decrease is due to lower operated natural gas production, as our natural gas production incurs substantially all of our transportation and processing cost. The lower natural gas production is directly associated with the sale of our non-core East Texas natural gas fields in December 2014.

Exploration

The increase in exploration expense for the three months and nine months ended September 30, 2015 compared to the same periods in 2014 is attributable to an increase in leasehold amortization costs related to non-cash lease expirations in our TMS and Eagle Ford Shale Trend acreage.

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses (in thousands)	2015	2014	Variance		2015	2014	Variance
Depreciation, depletion and amortization	$21,819	$36,011	$(14,192)	(39%)	$61,052	$95,325	$(34,273)	(36%)
Impairment	32,487	85,339	(52,852)	(62%)	32,487	85,339	(52,852)	(62%)
General and administrative	5,352	8,312	(2,960)	(36%)	19,562	26,707	(7,145)	(27%)
Other	—	—	—	*	(45)	3,357	(3,402)	*

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses per Boe	2015	2014	Variance		2015	2014	Variance
Depreciation, depletion and amortization	$33.84	$35.28	$(1.44)	(4%)	$27.96	$30.35	$(2.39)	(8%)
Impairment	50.39	83.60	(33.21)	(40%)	14.88	27.17	(12.29)	(45%)
General and administrative	8.30	8.14	0.16	2%	8.96	8.50	0.46	5%
Other	—	—	—	*	0.02	1.07	(1.05)	*

* – Not meaningful.

Depreciation, Depletion and Amortization (“DD&A”)

DD&A expense for the three and nine months ended September 30, 2015 decreased as compared to the same periods in 2014 due to a decrease in DD&A rates for our Eagle Ford Shale Trend, the absence of our non-core East Texas assets that were sold in December 2014 and lower production from our core natural gas assets.  These decreases were partially offset by the increase in volumes associated with the continued development of the TMS in 2015.

Impairment

We recorded impairment expense of $32.5 million in the three and nine months ended September 30, 2015.  The impairment was recorded in relation to a decline in estimated proved reserves for certain of our natural gas producing properties as of September 30, 2015. In addition, we recorded $85.3 million of impairment expense during the third quarter of 2014 for properties that were sold in December 2014.

General and Administrative (“G&A”) Expense

G&A expense decreased in the three and nine months ended September 30, 2015 compared to the same period in 2014. The decrease stems from lower compensation expense, professional fees and share based compensation. We have reduced our staff headcount by more than 30% from year-end 2014 levels.  The higher rate per Boe for the nine months ended September 30, 2015, reflects a 30% reduction in oil and natural gas production during 2015. Share-based compensation expense, which is a non-cash item, amounted to $0.9 million for the three months ended September 30, 2015, a $1.1 million decrease over the same period in 2014. For the nine months ended September 30, 2015, share-based compensation totaled $4.7 million, a $2.0 million decrease over the same period in 2014.

Other Expense

Other expense for the prior year nine month period ended September 30, 2014 includes a $2.8 million charge for gathering and marketing cost on non-operated Haynesville Shale wells. In addition, a $0.6 million charge was recorded in relation to a decision handed down by the Louisiana Court of Appeals regarding a long standing working interest dispute on a property we no longer own.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
Other income (expense) (in thousands):	2015	2014	2015	2014
Interest expense	$(15,583)	$(12,645)	$(42,447)	$(36,274)
Interest income and other	—	6	—	26
Gain (loss) on derivatives not designated as hedges	7,882	20,348	6,338	2,034
Average funded borrowings adjusted for debt discount and accretion	$636,166	$591,033	$625,877	$533,801
Average funded borrowings	$611,352	$595,531	$622,978	$540,258

Interest Expense

Our interest expense increased in the three and six months ended September 30, 2015 compared to the same periods in 2014 primarily as a result of the issuance of $100 million in Second Lien Notes in March 2015 and the direct cost paid to third parties in September, 2015 for the 5.0% Convertible Senior Notes due 2032 exchange transaction.  The increase was partially offset by a decrease in cash and non-cash interest expense attributable to our repurchase of $45.1 million of the 2029 Notes on October 1, 2014.  Non-cash interest expense for the three months ended September 30, 2015 totaled $4.7 million compared to $2.7 million in the same period in 2014. Non-cash interest of $10.5 million is included in interest expense reported for the nine month period in 2015 compared to $8.0 million in the 2014 comparative period. The increase in both periods reflects the debt discount amortization on the Second Lien Notes.

Gain (loss) on Derivatives Not Designated as Hedges

Gain on derivatives not designated as hedges for the three months ended September 30, 2015 includes an unrealized loss of $5.8 million for the change of the fair value of our oil and natural gas derivative contracts and net cash receipts of $13.7 million on the settlement of our oil derivatives. There were no natural gas derivative contract settlements during the period.  The unrealized loss consisted of a $6.1 million loss on our oil derivatives offset by a $0.3 million unrealized gain on our natural gas derivatives. The decrease in fair value of our oil derivatives reflects the realization of settled contracts and the gain on the natural gas derivative is reflective of the contracts that are expiring.

Gain on derivatives not designated as hedges for the three months ended September 30, 2014 includes an unrealized gain of $20.1 million for the change of the fair value of our oil and natural gas derivative contracts and net cash receipts of $0.2 million on the settlement of our oil and natural gas derivatives. The unrealized gain consisted of a $19.4 million gain on our oil derivatives and a $0.7 million gain on our natural gas derivatives. The unrealized gain on oil and natural gas derivatives reflects the decrease in futures prices for the period.

Gain on derivatives not designated as hedges for the nine months ended September 30, 2015 includes an unrealized loss of $31.7 million for the change of the fair value of our oil and natural gas derivative contracts and net cash receipts of $38.0 million on the settlement of our oil derivatives. There were no natural gas derivative contract settlements during the period.  The unrealized loss consisted of a $0.5 million gain on our natural gas derivatives and a $32.2 million loss on our oil derivatives. The decrease in fair value of our oil derivatives reflects the realization of settled contracts and the gain on the natural gas derivative is reflective of the contracts that are expiring during 2015.

Gain on derivatives not designated as hedges for the nine months ended September 30, 2014 includes an unrealized gain of $7.6 million for the change of the fair value of our oil and natural gas derivative contracts and net cash payments of $5.6 million on the settlement of our oil and natural gas derivatives. The unrealized gain consisted of an $11.4 million gain on our oil derivatives and a $3.8 million loss on our natural gas derivatives. The unrealized gain on oil derivatives reflects the decrease in futures prices for the period.

We will continue to be exposed to volatility in earnings in 2015 resulting from changes in the fair value of our commodity contracts as we do not designate these contracts as hedges.  All of our oil derivative contracts will expire on December 31, 2015.

Income Tax Benefit

We recorded no income tax benefit for the three and nine months ended September 30, 2015. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDAX (in thousands)	2015	2014	2015	2014
Net loss (US GAAP)	$(17,796)	$(79,711)	$(70,552)	$(127,309)
Exploration expense	4,278	897	14,398	5,564
Depreciation, depletion and amortization	21,819	36,011	61,052	95,325
Impairment	32,487	85,339	32,487	85,339
Stock compensation expense	861	2,026	4,688	6,674
Interest expense	15,583	12,645	42,447	36,274
Gain on derivatives not designated as hedges	(7,882)	(20,348)	(6,338)	(2,034)
Net cash received (paid) in settlement of derivative instruments	13,729	227	37,991	(5,583)
Other items (1)	(42,759)	(6)	(46,565)	3,331
Adjusted EBITDAX	$20,320	$37,080	$69,608	$97,581

(1)	Other items include interest income, gain on sale of assets and other expense.

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

Liquidity and Capital Resources

Overview

Our primary sources of cash during the third quarter of 2015 were proceeds from the sale of our Eagle Ford Shale Trend producing properties and cash flow from our operating activities. We used cash primarily to fund our capital spending program, repay bank borrowings and pay interest on outstanding debt. We do not plan to have any material capital expenditures for the remainder of 2015 and will fund our operations through a combination of cash on hand and cash from operating activities.

We have in place a Senior Credit Facility with a syndicate of U.S. and international lenders. As of September 30, 2015, we had a $105 million borrowing base with $17.5 million in outstanding borrowings and $4.0 million of cash. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. Our borrowing base was reduced to $75 million on October 1, 2015 in conjunction with the exchange of $158.2 million of our 2019 Notes for the issuance of $75.0 million of 8.875% Second Lien Notes due 2018 and the Fourteenth Amendment to the Senior Credit Facility. Under the Fifteenth Amendment to the Senior Credit Facility we obtained, among other items, financial covenant revisions. Our next borrowing base redetermination is set for January 1, 2016.

Outlook

We are an exploration and production Company with interests in non-conventional oil and natural gas shale properties that require large investments of capital to develop.  Our immediate capital resources to develop our properties come from cash on hand, operating cash flows and borrowings on our Senior Credit Facility. The current significant decline in crude oil prices and to a lesser extent the continued depressed natural gas prices has negatively impacted our cash flows that enable us to invest in and maintain our properties and service our long term obligations.

We have taken the following steps in 2015 to mitigate the effects of lower crude oil prices on our operations and conserve capital:

•	Reduced our capital expenditures planned for 2015 as compared to 2014. Anticipated capital expenditures in the fourth quarter of 2015 will be less than $5 million.
•	Generated savings by negotiating cost reductions from service providers.
•	Frozen salaries at 2014 levels.
•	Reduced our staff headcount over 30% from year-end 2014 levels.
•	Reduced discretionary expenditures.

We have taken the following steps in 2015 to enhance liquidity:

•	Extended the maturity of our Senior Credit Facility to February 24, 2017.
•	Received proceeds from our issuance of $100 million in Second Lien Notes.
•	Received net proceeds of $47.5 million from the sale of 12,000,000 shares of our common stock to the public.
•

Closed the sale of proved reserves and a portion of the associated leasehold in the Eagle Ford Shale Trend in September 2015 for proceeds of $101.6 million, with an additional $14.4 million placed into escrow pending resolution of post-closing adjustments.  The proceeds were used to pay off Senior Credit Facility debt in early September..

•

In September and October 2015, we exchanged an aggregate of $72.1 million of our 5.0% Senior Convertible Notes due 2032 for $36.0 million of new 5.0% Senior Convertible Notes due 2032, thereby reducing future annual cash interest by $1.8 million.

•

In October 2015, we exchanged $158.2 million of our 8.875% Senior Notes due 2019 for $75.0 million of 8.875% Second Lien Notes due 2018, thereby reducing our future annual cash interest by $7.4 million.

•	Suspended all preferred stock dividend payments beginning in the third quarter of 2015 to conserve capital.

Given the current downturn in oil and natural gas prices, we expect to continue to face liquidity constraints.  Our cash flows are negatively impacted by lower realized oil and natural gas sales prices.  Through the end of 2015, we have in place derivative positions covering all of our anticipated oil and condensate sales volumes. See Note 6 – “Derivative Activities” in the Notes to the Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q for more information. However, given the current oil futures pricing, we currently have limited hedging opportunities after year end and therefore, in 2016, we do not anticipate having in place any derivative positions with respect to our 2016 anticipated oil and condensate sales volumes and thus expect further deteriorating realized sale prices if oil prices do not improve.

The recent significant decline in oil and natural gas prices also increases the uncertainty as to the impact of commodity prices on our estimated proved reserves. We are unable to predict future commodity prices with any greater precision than the futures market.  A prolonged period of depressed commodity prices may have a significant impact on the volumetric quantities of our proved reserve portfolio.  The impact of commodity prices on our estimated proved reserves can be illustrated as follows: if the SEC-mandated 2014 beginning of the prior 12 months average prices used for our December 31, 2014 reserve report had been replaced with the NYMEX strip prices for the applicable commodity as of September 30, 2015 (without regard to our commodity derivative positions and without assuming any change in development plans or costs, which has historically not been the case in periods of prolonged depressed commodity prices), then the estimated proved reserves volumes as of December 31, 2014 would have decreased by approximately 35%. The prices assumed in this example were derived using NYMEX strip prices at September 30, 2015 through December 31, 2021 and then held flat thereafter. We believe that the use of this NYMEX strip price may help provide investors with an understanding of the impact of sustained lower commodity price conditions on our proved reserves through an assumed period. However, the use of this pricing example does not necessarily indicate management’s overall view on future commodity prices. In addition, if revisions of proved reserves occur in the future, we could have further increases in our DD&A rates. We are unable to predict the timing and amount of future reserve revisions, nor the impact such revisions may have on our future DD&A rates.

Capital Resources

We have additional resource options to enhance liquidity as well, such as:

•	Sale of non-core assets;
•	Joint venture partnerships in our TMS, Eagle Ford Shale Trend and/or core Haynesville Shale Trend acreage;
•	Issuance of debt or equity securities;
•	Availability under the Senior Credit Facility; and
•	The flexibility to further reduce or control future capital expenditures.

As a result of the steps we have taken to conserve capital and enhance our liquidity, we anticipate our cash on hand, cash from operations and our available borrowing capacity under our Senior Credit Facility will be sufficient to meet our investing, financing, and working capital requirements in 2016. We may be reliant on the availability of borrowings under our Senior Credit Facility to accomplish our operation and capital expenditure plan in 2016 and beyond.  A sustained drop from current commodity price levels will result in financial results that could violate a financial covenant despite the flexibility we have obtained under the revised debt covenants. This could prevent us from accessing our borrowings available under the Senior Credit Facility.

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Nine Months Ended September 30,
	2015	2014	Variance
Cash flow statement information:
Net cash:
(Used in) provided by operating activities	$(11,859)	$95,168	$(107,027)
Used in investing activities	(9,147)	(237,688)	228,541
Provided by financing activities	25,023	95,515	(70,492)
Increase (decrease) in cash and cash equivalents	$4,017	$(47,005)	$51,022

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash used in operating activities for the nine months ended September 30, 2015 was $11.9 million, a decrease of $107.0 million from the nine months ended September 30, 2014. Operating cash flows before working capital changes decreased $29.0 million for the nine months ended September 30, 2015 compared to the same period in 2014 reflecting the absence of cash flows from natural gas properties sold in December 2014, lower commodity prices and to a lesser extent, the absence of cash flows from our Eagle Ford Shale Trend properties that we sold in September 2015.  The decrease in cash flows of $78.0 million from the change in working capital for the nine months ended September 30, 2015 compared to the same period in 2014 resulted from the timing of payments in winding down our drilling activity.

Investing activities: Net cash used in investing activities was $9.1 million for the nine months ended September 30, 2015, compared to $237.7 million for the nine months ended September 30, 2014. While we recorded capital expenditures of approximately $81.9 million in the nine months ended September 30, 2015, we paid out cash amounts totaling $114.0 million in the nine months ended September 30, 2015. The difference is attributed to $33.8 million accrued at December 31, 2014 and paid in the nine months ended September 30, 2015 offset by $1.7 million in drilling and completion costs accrued at September 30, 2015. Capital expenditures in the first nine months of 2015 were offset by the receipt of $104.8 million in net proceeds, primarily from the sale of our Eagle Ford Shale Trend assets in September 2015.

Financing activities: Net cash provided in financing activities for the nine months ended September 30, 2015 consisted of net proceeds from the issuance of Second Lien Notes of $100 million and net proceeds from the sale of common stock of $47.5 million partially offset by net repayments of borrowings under the Senior Credit Facility of $103.5 million, preferred stock dividends of $14.9 million and debt issuance cost of $3.6 million. We had $17.5 million in borrowings outstanding under our Senior Credit Facility as of September 30, 2015. In the nine months ended September 30, 2014, net cash provided in financing activities consisted of net proceeds from borrowings under our Senior Credit Facility of $118.0 million, partially offset by preferred stock dividends of $22.3 million.

Debt consisted of the following balances as of the dates indicated (in thousands):

	September 30, 2015			December 31, 2014
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$17,500	$17,500	$17,500	$121,000	$121,000	$121,000
8.0% Second Lien Senior Secured Notes due 2018 (2)	100,000	87,548	19,427	—	—	—
8.875% Senior Notes due 2019	275,000	275,000	53,424	275,000	275,000	136,125
3.25% Convertible Senior Notes due 2026	429	429	107	429	429	353
5.0% Convertible Senior Notes due 2029 (3)	6,692	6,692	402	6,692	6,692	3,480
5.0% Convertible Senior Notes due 2032 (4)	115,992	113,370	22,038	170,770	165,504	87,093
5.0% Convertible Exchange Notes due 2032	24,015	39,520	24,503	—	—	—
Total debt	$539,628	$540,059	$137,401	$573,891	$568,625	$348,051

(1)

The carrying amount for the Second Amended and Restated Credit Agreement represents fair value as the variable interest rates are reflective of current market conditions. The fair values of the notes were obtained by direct market quotes within Level 1 of the fair value hierarchy. The fair value of our Second Lien Notes was obtained using a discounted cash flow model within Level 3 of the fair value hierarchy.

(2)

The debt discount is being amortized using the effective interest rate method based upon a two and a half year term through September 1, 2017, the first repurchase date applicable to the Second Lien Notes. The debt discount as of September 30, 2015 was $12.5 million.

(3)	The debt discount was amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was fully amortized as of December 31, 2014.
(4)

The debt discount is being amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The debt discount was $2.6 million and $5.3 million as of September 30, 2015 and December 31, 2014, respectively.

The following table summarizes the total interest expense (contractual interest expense, accretion, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September, 2014
		Effective		Effective		Effective		Effective
	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest
	Expense	Rate	Expense	Rate	Expense	Rate	Expense	Rate
Senior Credit Facility	$1,016	5.6%	$1,332	5.3%	$3,617	4.6%	$2,368	6.9%
8.0% Second Lien Senior Secured Notes due 2018	3,598	16.2%	—	—%	7,865	16.2%	—	—%
8.875% Senior Notes due 2019	6,329	9.0%	6,327	9.2%	18,981	9.1%	18,981	9.2%
3.25% Convertible Senior Notes due 2026	3	3.3%	4	3.3%	10	3.3%	11	3.3%
5.0% Convertible Senior Notes due 2029	84	5.0%	1,431	11.1%	250	5.0%	4,280	11.3%
5.0% Convertible Senior Notes due 2032	3,255	8.5%	3,551	8.7%	10,414	8.5%	10,634	8.7%
5.0% Convertible Exchange Notes due 2032	1,285	*	—	—%	1,285	*	—	—%
Other	13	*	—	—%	25	*	—	—%
Total	$15,583		$12,645		$42,447		$36,274

* - Not meaningful

For additional information on our financing activities, see Note 3 – “Debt” in the Notes to Consolidated Financial Statements under Part 1, Item I of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2014, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the nine months ended September 30, 2015.

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

As of September 30, 2015 we had derivative instruments in place for 2015 of 3,500 Bbls per day (crude oil) and 20,000 MMBtu per day (natural gas). At September 30, 2015, we have a net asset derivative position of $15.2 million related to these derivative instruments. Utilizing actual derivative contractual volumes a hypothetical 10% increase in oil and natural gas prices would have reduced our net asset derivative position to $13.75 million, while a hypothetical 10% decrease in oil and natural gas prices would have increased our net derivative asset to $16.7 million. However, a gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Interim Chief Financial Officer, based upon their evaluation as of September 30, 2015, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

Item 1A—Risk Factors

In addition to the risk factors below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or future results.

We have limited control over the activities on properties we do not operate.

Other companies operate some of the properties in which we have an interest. For example, Chesapeake Energy Corp operates certain properties in the Haynesville Shale. As of December 31, 2014, approximately 28% of our reserves were attributable to non-operated properties.  Additionally, for the nine months ended September 30, 2015, approximately 28% of our production was attributable to non-operated properties.  We have less ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them versus those fields in which we are the operator. Our dependence on the operator and other working interest owners for these projects and our reduced influence or ability to control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital and lead to unexpected future costs.

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

We may incur substantial impairment write-downs.

If management’s estimates of the recoverable proved reserves on a specific field are revised downward or if oil and natural gas prices decline, we may be required to record additional non-cash impairments in the future, which would result in a negative impact to our financial position. Management’s assumptions used in calculating oil and natural gas reserves or regarding the future cash flows or fair value of our properties are subject to change in the future. Changes in Management’s assumptions could cause an impairment of our oil and natural gas properties, impacting our results of operations reported in the future and our basis in the related property. Any change in reserves directly impacts our estimate of future cash flows from our properties, as well as the properties’ fair value. Additionally, as management’s views related to future prices change, the change will affect the estimate of future net cash flows and the fair value estimates. Changes in either of these estimates will directly impact our assessment of future impairments of our oil and natural gas properties.

Item 6—Exhibits

2.1

Purchase and Sale Agreement between Goodrich Petroleum Corporation and EP Energy E&P Company, L.P., dated as of July 24, 2015 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on July 30, 2015).

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

4.1

Indenture, dated as of September 8, 2015, among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 9, 2015).

4.2

First Supplemental Indenture, dated as of September 8, 2015, among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 9, 2015).

4.3	Form of 5.00% Convertible Exchange Senior Note due 2032 (included in Exhibit 4.2).
4.4

Indenture, dated October 1, 2015, between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and U.S. Bank National Association, as trustee and collateral trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 2, 2015).

4.5

First Supplemental Indenture, dated October 1, 2015, among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and U.S. Bank National Association, as trustee and collateral trustee (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 2, 2015).

4.6	Form of 8.875% Second Lien Senior Secured Note due 2018 (included in Exhibit 4.5).
4.7

Warrant Agreement, dated October 1, 2015, between Goodrich Petroleum Corporation and American Stock Transfer & Trust Company LLC, as warrant agent (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 2, 2015).

10.1

Fourteenth Amendment to the Second Amended and Restated Credit Agreement, dated October 1, 2015, among Goodrich Petroleum Company, L.L.C., as borrower, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 2, 2015).

10.2

Fifteenth Amendment to the Second Amended and Restated Credit Agreement, dated October 1, 2015, among Goodrich Petroleum Company, L.L.C., as borrower, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Interim Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)
Date: November 5, 2015	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: November 5, 2015	By:	/S/ Joseph T. Leary
Joseph T. Leary
Interim Chief Financial Officer