Form 10-K
period 2015-12-31
GOODRICH PETROLEUM CORP
filed 2016-03-30
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12719

GOODRICH PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	76-0466193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
801 Louisiana, Suite 700 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (713) 780-9494

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.20 per share	OTC Marketplace
Depositary Shares, Each Representing 1/1000 Interest in a Share of 9.75% Series D Cumulative Preferred Stock, par value $1.00 per share	OTC Marketplace
Depositary Shares, Each Representing 1/1000 Interest in a Share of 10.00% Series C Cumulative Preferred Stock, par value $1.00 per share	OTC Marketplace
(Title of Each Class)	(Name of Each Exchange)

Securities Registered Pursuant to Section 12(g) of the Act:

5.375% Series B Cumulative Convertible Preferred Stock, par value $1.00 per share

Depositary Shares, Each Representing 1/1000 Interest of 10.00% Series E Cumulative Convertible Preferred Stock, par value $1.00 per share

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of Common Stock, par value $0.20 per share, held by non-affiliates (based upon the closing sales price on the New York Stock Exchange on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $99.2 million. The number of shares of the registrant’s common stock outstanding as of March 23, 2016 was 78,063,640.

Documents Incorporated By Reference:

Certain information called for in Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of stockholders, or will be included in an amendment to this Annual Report on Form 10-K.

GOODRICH PETROLEUM CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

December 31, 2015

PART I

Items 1. and 2.	Business and Properties

General

Goodrich Petroleum Corporation, a Delaware corporation (together with its subsidiary, “we,” “our,” or “the Company”) formed in 1995, is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) Southwest Mississippi and Southeast Louisiana which includes the Tuscaloosa Marine Shale Trend (“TMS”), (ii)  Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend, and (iii) South Texas, which includes the Eagle Ford Shale Trend. We own interests in 193 producing oil and natural gas wells located in 43 fields in eight states. At December 31, 2015, we had estimated proved reserves of approximately 9.1 MMBoe, comprised of 31.9 Bcf of natural gas and 3.8 MMBbls of oil and condensate.

We operate as one segment as each of our operating areas have similar economic characteristics and each meet the criteria for aggregation as defined by accounting standards related to disclosures about segments of an enterprise.

Liquidity and Ability to Continue as a Going Concern

As discussed under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” continued low oil and natural gas prices during 2015 and into 2016 have had a significant adverse impact on our business, and, as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

As of March 29, 2016, the total outstanding principal amount of our debt obligations was $439.2 million, consisting of the following:

•	$40.0 million under the Second Amended and Restated Credit Agreement between us and Wells Fargo and certain lenders dated May 5, 2009, as amended (the “Senior Credit Facility”);
•	$100.0 million of our 8.0% Second Lien Senior Secured Notes due 2018 (the “8.0% Second Lien Notes”);
•	$75.0 million of our 8.875% Second Lien Senior Secured Notes due 2018 (the “8.875% Second Lien Notes”);
•	$116.8 million of our 8.875% Senior Notes due 2019 (the “2019 Notes”);
•	$0.4 million of our 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”);
•	$6.7 million of our 5.0% Convertible Senior Notes due 2029 (the “2029 Notes”);
•	$94.2 million of our 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”); and
•	$6.1 million of our 5.0% Convertible Exchange Senior Notes due 2032 (the “2032 Exchange Notes”).

In addition, we have outstanding four separate classes of preferred stock with an aggregate liquidation preference of $273.5 million.

As a result of the continued low commodity price environment, our cash flow from operations has substantially declined and the price of our common stock has declined significantly.  On January 13, 2016, the New York Stock Exchange (the “NYSE”) formally commenced delisting procedures for our common stock due to our abnormally low trading price. On January 21, 2016, the NYSE filed a Form 25 with the Securities and Exchange Commission (the “SEC”), notifying us of the removal of our common stock from listing.

We recently borrowed $10.0 million under the Senior Credit Facility, which represented substantially all of the remaining undrawn amount under the Senior Credit Facility. These funds are intended to be used for general corporate purposes. As a result of existing defaults under the Senior Credit Facility, we are unable to make any further draws on the Senior Credit Facility, unless the defaults are waived by the lenders.

We also recently announced that we were exercising our rights to a grace period with respect to (i) an aggregate $12.5 million in interest payments that were due on March 15, 2016 on our 2019 Notes, 8.0% Second Lien Notes and 8.875% Second Lien Notes and (ii) an aggregate $2.6 million in interest payments that are due on April 1, 2016 on our 2029 Notes, 2032 Notes and 2032 Exchange Notes.  These grace periods permit us 30 days to make the interest payments before an event of default occurs under the respective indentures governing the notes. Despite the 30-day grace period and an event of default has not occurred, accounting principles generally accepted in the United States (“US GAAP”) requires us to classify amounts outstanding under these notes and the Senior Credit Facility as current liabilities as of December 31, 2015.

The precipitous decline in oil and natural gas prices during 2015 and into 2016 has had a significant adverse impact on our business, and as a result of our financial condition, our registered independent public accountants have issued an opinion with an explanatory paragraph expressing substantial doubt as to our ability to continue as a “going concern.” As a result, we are in default under the Senior Credit Facility as of the date hereof. As a result of the default, we are unable to make further draws on the Senior Credit Facility unless the default is waived by the lenders under our Senior Credit Facility. We are currently in discussions with the lenders under our Senior Credit Facility regarding a waiver of this requirement. If we do not obtain a waiver of this requirement within 15 days, an event of default will exist under the Senior Credit Facility and the lenders under the Senior Credit Facility will be able to accelerate the repayment of debt under the Senior Credit Facility. Furthermore, if we are unable to restructure our current obligations under our existing outstanding debt and preferred stock instruments, and address near-term liquidity needs, we may need to seek relief under the U.S. Bankruptcy Code. This relief may include: (i) seeking bankruptcy court approval for the sale or sales of some, most or substantially all of our assets pursuant to section 363(b) of the U.S. Bankruptcy Code and a subsequent liquidation of the remaining assets in the bankruptcy case; (ii) pursuing a plan of reorganization (where votes for the plan may be solicited from certain classes of creditors prior to a bankruptcy filing) that we would seek to confirm (or “cram down”) despite any classes of creditors who reject or are deemed to have rejected such plan; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks.

Under certain circumstances, it is also possible that our creditors may file an involuntary petition for bankruptcy against us. Please read “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion. Also, for additional discussion of factors that may affect our ability to continue as a going concern and the potential consequences of our failure to do so, please see “Item 1A—Risk Factors.”

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

GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS

As used herein, the following terms have specific meanings as set forth below:

Bbls	Barrels of crude oil or other liquid hydrocarbons
Bcf	Billion cubic feet
Bcfe	Billion cubic feet equivalent
Boe	Barrel of crude oil or other liquid hydrocarbons equivalent
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons
Mboe	Thousand barrels of crude oil equivalent
Mcf	Thousand cubic feet of natural gas
Mcfe	Thousand cubic feet equivalent
MMBbls	Million barrels of crude oil or other liquid hydrocarbons
MMBtu	Million British thermal units
Mmcf	Million cubic feet of natural gas
Mmcfe	Million cubic feet equivalent
MMBoe	Million barrels of crude oil or other liquid hydrocarbons equivalent
NGL	Natural gas liquids
U.S.	United States

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

PV-10 is the pre-tax present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying the 12-month average price for the year and holding that price constant throughout the productive life of the reserves (except for consideration of price changes to the extent provided by contractual arrangements), and deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on current costs and assuming continuation of existing economic conditions). PV-10 is not a financial measure that is in accordance with US GAAP.  The SEC methodology for computing the 12-month average price is discussed in the definition of “Proved reserves” below.

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

Oil and Natural Gas Operations and Properties

Overview. As of December 31, 2015, nearly all of our proved oil and natural gas reserves were located in Louisiana, Texas and Mississippi. We spent substantially all of our 2015 capital expenditures of $85.5 million in these areas, with $73.6 million, or 86%, spent on the TMS, $10.2 million, or 12% spent on the Haynesville Shale Trend and $1.6 million, or 2%, spent on the Eagle Ford Shale Trend. Our total capital expenditures, including accrued costs for services performed during 2015, consisted of $79.8 million for drilling and completion costs, $4.3 million for leasehold acquisitions and extensions and $1.4 million for facilities, infrastructure and equipment.

Beginning in the second half of 2014, commodity prices, particularly oil, began to decline sharply. The decline became precipitous late in the fourth quarter of 2014 and into 2015.  The duration and significant magnitude of this price decline has materially and adversely impacted our results of operations and led to substantial changes in our operating and drilling programs for the second half of 2015. As a result, during 2015, we focused on managing our balance sheet to reduce leverage and preserve liquidity during this low commodity price environment.

NORTHWEST LOUISIANA:
Haynesville Shale Trend
MISSISSIPPI
TEXAS
LOUISIANA
LOUISIANA AND MISSISSIPPI:
Tuscaloosa Marine Shale
SOUTH TEXAS:
Eagle Ford Shale Trend
EAST TEXAS: Haynesville Shale
Shelby Trough/Angelina River Trend

The table below details our acreage positions, average working interest and producing wells as of December 31, 2015.

			Average
			Producing	Producing
	Acreage		Well	Wells at
	As of December 31, 2015		Working	December 31,
Field or Area	Gross	Net	Interest	2015
Tuscaloosa Marine Shale Trend	358,527	271,985	65%	44
Haynesville Shale Trend	54,869	26,581	37%	93
Eagle Ford Shale Trend	36,209	16,668	—%	—
Other	33,125	11,679	39%	56

Tuscaloosa Marine Shale Trend

As of December 31, 2015, we have acquired approximately 359,000 gross (272,000 net) lease acres in the TMS, an emerging oil shale play in Southwest Mississippi and Southeast Louisiana. During 2015, we conducted drilling operations on 5 gross (3.9 net) wells and added 7 gross (5.7 net) wells to production in the TMS.

Haynesville Shale Trend

As of December 31, 2015, we have acquired or farmed-in leases totaling approximately 55,000 gross (27,000 net) acres in the Haynesville Shale. During 2015, we added 1 gross (1 net) well to production in the Angelina River Trend portion of our acreage position. Our Haynesville Shale Trend drilling activities are located in leasehold areas in East Texas and Northwest Louisiana.

Eagle Ford Shale Trend

As of December 31, 2015, we have acquired or farmed-in leases totaling approximately 36,000 gross (17,000 net) lease acres. As part of our efforts in 2015 to reduce leverage and preserve liquidity, we sold all of our proved reserves in the Eagle Ford Shale Trend and a portion of the associated leasehold. We retained 17,000 net acres of undeveloped acreage in the Eagle Ford Shale Trend. We closed the Eagle Ford Shale Trend sale on September 4, 2015.

Other

As of December 31, 2015, we maintained ownership interests in acreage and/or wells in several additional fields, including the Longwood field in Caddo Parish, Louisiana and the Garfield Unit in Kalkaska County, Michigan.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information on our recent operations in the TMS, Haynesville Shale Trend and Eagle Ford Shale Trend.

Oil and Natural Gas Reserves

The following tables set forth summary information with respect to our proved reserves as of December 31, 2015 and 2014, as estimated by Netherland, Sewell & Associates, Inc. (“NSAI”) and by Ryder Scott Company (“RSC”) our independent reserve engineers. Approximately 58% and 42% of the proved reserves estimates shown herein at December 31, 2015 have been independently prepared by NSAI and RSC, respectively. NSAI prepared the estimates on all our proved reserves as of December 31, 2015 on properties other than those located in the TMS. RSC prepared the estimate of proved reserves as of December 31, 2015 for our TMS properties. Copies of the summary reserve reports of NSAI and RSC as of December 31, 2015 are included as exhibits to this Annual Report on Form 10-K. For additional information see Supplemental Information “Oil and Natural Gas Producing Activities (Unaudited)” to our consolidated financial statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Proved undeveloped reserves were not included in our December 31, 2015 reserve estimates as the sustained decline in oil and natural gas prices has raised substantial doubt about our ability to continue as a going concern and our ability to adequately finance the development of proved undeveloped reserves in the future.

	Proved Reserves at December 31, 2015
	Developed Producing	Developed Non-Producing	Undeveloped	Total
	(dollars in thousands)
Net Proved Reserves:
Oil (MBbls) (1)	3,184	650	—	3,834
Natural Gas (Mmcf)	29,633	2,218	—	31,851
Barrel of Oil Equivalent (MBoe) (2)	8,122	1,020	—	9,142
Estimated Future Net Cash Flows				$94,811
PV-10 (3)				$69,895
Discounted Future Income Taxes				(—)
Standardized Measure of Discounted Net Cash Flows (3)				$69,895

	Proved Reserves at December 31, 2014
	Developed Producing	Developed Non-Producing	Undeveloped	Total
	(dollars in thousands)
Net Proved Reserves:
Oil (MBbls) (1)	9,457	634	16,977	27,068
NGL (MBbls) (4) (5)	624	4	447	1,075
Natural Gas (Mmcf)	58,111	2,597	44,124	104,832
Barrel of Oil Equivalent (MBoe) (2)	19,766	1,071	24,778	45,615
Estimated Future Net Cash Flows				$1,328,750
PV-10 (3)				$650,584
Discounted Future Income Taxes				(5,848)
Standardized Measure of Discounted Net Cash Flows (3)				$644,736

(1)	Includes condensate.
(2)	Based on ratio of six Mcf of natural gas per Bbl of oil and per Bbl of NGLs.
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

(4)	NGL reserves for 2014 included TMS and Eagle Ford Shale Trend fields, with 99% of the NGL reserves coming from our Eagle Ford Shale Trend.

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

The following table presents our reserves by targeted geologic formation in MBoe.

	December 31, 2015
Area	Proved Developed	Proved Undeveloped	Proved Reserves	% of Total
Tuscaloosa Marine Shale Trend	3,820	—	3,820	42%
Haynesville Shale Trend	5,259	—	5,259	57%
Other	63	—	63	1%
Total	9,142	—	9,142	100%

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

In accordance with the guidelines of the SEC, our independent reserve engineers’ estimates of future net revenues from our estimated proved reserves, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period of January 2015 through December 2015, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. For reserves at December 31, 2015, the average twelve month prices used were $2.58 per MMBtu of natural gas and $50.28 per Bbl of crude. These prices do not include the impact of hedging transactions, nor do they include the adjustments that are made for applicable transportation and quality differentials, and price differentials between natural gas liquids and oil, which are deducted from or added to the index prices on a well by well basis in estimating our proved reserves and related future net revenues.

Our proved reserve information as of December 31, 2015 included in this Annual Report on Form 10-K was estimated by our independent petroleum engineers, NSAI and RSC, in accordance with petroleum engineering and evaluation principles and definitions and guidelines set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserve Information promulgated by the Society of Petroleum Engineers. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Our total proved reserves at December 31, 2015, as estimated by NSAI and RSC, were 9.1 MMBoe, consisting of 31.9 Bcf of natural gas and 3.8 MMBbls of oil and condensate. In 2015 we added approximately 2.3 MMBoe related to our drilling activities in the TMS and Haynesville Shale Trend. We had negative revisions of approximately 26.1 MMBoe, divestitures of 9.9 MMBoe and produced 2.7 MMBoe in 2015. The vast majority of our negative revisions related to the removal of 24.8 MMBoe of proved undeveloped reserves out of the proved category.

We did not report any proved undeveloped reserves at December 31, 2015. We had negative revisions of 24.8 MMBoe and we did not develop any of our total proved undeveloped reserves booked as of December 31, 2014.

Productive Wells

The following table sets forth the number of productive wells in which we maintain ownership interests as of December 31, 2015:

	Oil		Natural Gas		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Tuscaloosa Marine Shale Trend:
Southeast Louisiana	20	14	—	—	20	14
Southwest Mississippi	24	15	—	—	24	15
Haynesville Shale Trend:
East Texas	—	—	8	6	8	6
Northwest Louisiana	—	—	85	28	85	28
Other	10	1	46	20	56	21
Total Productive Wells	54	30	139	54	193	84

(1)

Royalty and overriding interest wells that have immaterial values are excluded from the above table. As of December 31, 2015, only three wells with royalty-only and overriding interests-only are included.

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

Acreage

The following table summarizes our gross and net developed and undeveloped acreage under lease as of December 31, 2015. Acreage in which our interest is limited to a royalty or overriding royalty interest is excluded from the table.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Tuscaloosa Marine Shale Trend:
Southwest Mississippi	22,223	16,075	86,613	59,528	108,836	75,603
Southeast Louisiana	28,509	19,177	221,182	177,205	249,691	196,382
Haynesville Shale Trend:
East Texas	12,950	7,334	4,125	3,552	17,075	10,886
Northwest Louisiana	37,794	15,695	—	—	37,794	15,695
Eagle Ford Shale Trend:
South Texas	—	—	36,209	16,668	36,209	16,668
Other	28,488	10,992	4,637	687	33,125	11,679
Total	129,964	69,273	352,766	257,640	482,730	326,913

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to the extent that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not such acreage contains proved reserves. As is customary in the oil and natural gas industry, we can retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by payment of delay rentals during the remaining primary term of such a lease. The oil and natural gas leases in which we have an interest are for varying primary terms; however, most of our developed lease acreage is beyond the primary term and is held so long as oil or natural gas is produced.

Lease Expirations

We have undeveloped lease acreage, excluding optioned acreage, that will expire during the next four years, unless the leases are converted into producing units or extended prior to lease expiration. All costs related to the leased acreage below have been written-off as of December 31, 2015. The following table sets forth the lease expirations as of December 31, 2015:

Year	Net Acreage
2016	113,320
2017	38,924
2018	18,108
2019	826

Operator Activities

We operate a majority of our producing properties by value, and will generally seek to become the operator of record on properties we drill or acquire. Chesapeake Energy Corporation (“Chesapeake”) continues to operate our jointly owned Northwest Louisiana acreage in the Haynesville Shale.

Drilling Activities

The following table sets forth our drilling activities for the last three years. As denoted in the following table, “gross” wells refer to wells in which a working interest is owned, while a “net” well is deemed to exist when the sum of the fractional working interests we own in gross wells equals one.

	Year Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	8	6.7	19	13.0	14	9.3
Non-Productive	—	—	—	—	—	—
Total	8	6.7	19	13.0	14	9.3
Exploratory Wells:
Productive	—	—	4	3.2	8	4.1
Non-Productive	—	—	—	—	—	—
Total	—	—	4	3.2	8	4.1
Total Wells:
Productive	8	6.7	23	16.2	22	13.4
Non-Productive	—	—	—	—	—	—
Total	8	6.7	23	16.2	22	13.4

At December 31, 2015, we had 2 gross (1.7 net) development wells waiting to be completed.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties (including two fields which have attributed more than 15% of our total proved reserves as of December 31, 2015), the revenue derived from the sale of such production, average sales prices received and average production costs during each of the years in the three-year period ended December 31, 2015. See “Item 6—Selected Financial Data” and “Item 8—Financial Statements and Supplementary Data” of this Form 10-K for disclosure of revenues, profits and total assets for the years ended December 31, 2015, 2014 and 2013.

	Sales Volumes			Average Sales Prices (1)				Average
	Natural Gas Mmcf	Oil & Condensate MBbls	Total Boe	Natural Gas Mcf	Oil & Condensate Per Bbl	Total Per Boe	% of Total Revenue	Production Cost (2) Per Boe
For Year 2015:
TMS	—	883	883	$—	$49.60	$49.60	55%	$8.14
Haynesville Shale Trend	7,018	—	1,170	1.67	—	10.05	15%	2.33
Eagle Ford Shale Trend (3)	776	453	584	2.39	46.30	39.21	29%	8.23
Other	190	—	30	3.58	—	21.47	1%	27.30
Total	7,984	1,336	2,667	$1.79	$48.50	$29.65	100%	$5.82
For Year 2014:
TMS	—	738	738	$—	$90.55	$90.55	32%	$6.41
Haynesville Shale Trend	10,176	1	1,697	3.08	86.36	18.48	15%	2.62
Eagle Ford Shale Trend (3)	1,321	928	1,148	5.70	89.69	79.86	44%	9.71
Other	3,483	25	606	5.01	90.83	34.32	9%	15.00
Total	14,980	1,692	4,189	$3.75	$90.08	$49.79	100%	$7.05
For Year 2013:
TMS	—	165	165	$—	$105.29	$105.29	9%	$6.12
Haynesville Shale Trend	14,406	1	2,401	3.00	100.05	18.06	22%	2.40
Eagle Ford Shale Trend (3)	1,129	1,132	1,320	5.66	101.56	91.92	61%	9.66
Other	4,225	40	745	3.44	98.26	22.20	8%	6.42
Total	19,760	1,338	4,631	$3.35	$101.96	$43.74	100%	$5.88

(1)	Excludes the impact of commodity derivatives.
(2)	Excludes ad valorem and severance taxes.
(3)	We sold our Eagle Ford Shale Trend proved reserves and a portion of the associated leasehold on September 4, 2015.

Oil and Natural Gas Marketing and Major Customers

Marketing. Our natural gas production is sold under spot or market-sensitive contracts to various natural gas purchasers on short-term contracts. Our oil production is sold to various purchasers under short-term rollover agreements based on current market prices.

Customers. Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
BP Energy Company	31%	46%	64%
Genesis Crude Oil LP	26%	11%	7%
Sunoco, Inc.	17%	5%	—

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

Employees

At March 23, 2016, we had 51 full-time employees in our Houston administrative office and our one field office, none of whom is represented by any labor union. We regularly use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site supervision, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for us, including gauging, maintenance, dispatching, inspection, and well testing.

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

Environmental and Occupational Health and Safety Matters

General

Our operations are subject to stringent and complex federal, regional, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these laws and regulations may require the acquisition of permits before drilling or other related activity commences, restrict the type, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling and production activities on certain lands lying within wilderness, wetlands and other protected areas, impose specific health and safety criteria addressing worker protection, and impose substantial liabilities for pollution arising from drilling and production operations. Environmental laws and regulations also impose certain plugging and abandonment and site reclamation requirements. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit some or all of our operations.

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, the trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and, any changes in environmental laws and regulations that result in more stringent and costly well construction, drilling, waste management or completion activities or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business. While we believe that we are in substantial compliance with current applicable federal and state environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our operations or financial condition, there is no assurance that we will be able to remain in compliance in the future with such existing or any new laws and regulations or that such future compliance will not have a material adverse effect on our business and operating results. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future.

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

We also may incur liability under the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes that impose stringent requirements related to the handling and disposal of non-hazardous and hazardous wastes. Wastes, including drilling fluids and produced water, generated in the exploration or production of oil and natural gas are exempt from classification as hazardous wastes under RCRA. Proposals have been made from time to time to eliminate this exemption, which, if adopted, would cause some of these wastes to be regulated under the more rigorous RCRA hazardous waste standards. A loss of this RCRA exemption could result in increased costs to us and the oil and gas industry in general to manage and dispose of generated wastes. Moreover, some ordinary industrial wastes which we generate, such as paint wastes, waste solvents, laboratory wastes and waste oils, may be regulated as hazardous wastes if they have hazardous characteristics.

We currently own or lease, and in the past have owned or leased, properties that have been used for oil and natural gas exploration and production for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes and petroleum hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for recycling or disposal. In addition, some of our properties have been operated by third parties whose treatment and disposal of hazardous substances, wastes and petroleum hydrocarbons were not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to undertake costly site investigations, remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges and Subsurface Injections

The Federal Water Pollution Control Act, as amended, (“Clean Water Act”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state and federal waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the U.S. Environmental Protection Agency (“EPA”) or an analogous state agency. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In September 2015, new EPA and U.S. Army Corps of Engineers (the “Corps”) rules defining the scope of the EPA’s and the Corps’ jurisdiction became effective. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The rule has been challenged in court on the grounds that it unlawfully expands the reach of CWA programs, and implementation of the rule has been stayed pending resolution of the court challenge. The process for obtaining permits has the potential to delay the development of natural gas and oil projects. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In addition, the Oil Pollution Act of 1990, as amended (“OPA”), imposes a variety of requirements related to the prevention of oil spills into navigable waters as well as liabilities for oil cleanup costs, natural resource damages and a variety of public and private damages that may result from such oil spills.

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

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Recently, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing. For example, the EPA has taken the following actions and issued: guidance under the SDWA for hydraulic fracturing activities involving the use of diesel fuel; final regulations under the federal Clean Air Act governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; an advanced notice of proposed rulemaking in March 2014 under the Toxic Substances Control Act that would require companies to disclose information regarding the chemicals used in hydraulic fracturing; and proposed rules in April 2015 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.

Various state and federal agencies are studying the potential environmental impacts of hydraulic fracturing. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and, in June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. The draft report is expected to be finalized after a public comment period and a formal review by the EPA’s Science Advisory Board.  Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These or future studies could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

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

Air Emissions

The CAA and comparable state laws, regulate emissions of various air pollutants from many sources in the United States, including crude oil and natural gas production activities through air emissions standards, construction and operating programs and the imposition of other compliance requirements. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, or utilize specific equipment or technologies to control emissions of certain pollutants. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, in 2012, the EPA issued federal regulations requiring the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production‑related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Compliance with these requirements could increase our costs of development and production significantly.

Climate Change

Certain scientific studies have found that emissions of carbon dioxide, methane and other “greenhouse gases” are contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA determined that greenhouse gases present an endangerment to public health and the environment and has issued regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from a variety of sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis. More recently, in December 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting rule. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. The revisions also include the addition of well identification reporting requirements for certain facilities. These changes to EPA’s GHG emissions reporting rule could result in increased compliance costs. Also, in August 2015, the EPA announced proposed rules that would establish new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities, as part of an overall effort to reduce methane emissions by up to 45 percent by 2025. These new and proposed rules could result in increased compliance costs for our business.

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risk and uncertainties:

•	the market prices of oil and natural gas;
•

failure to consummate the Recapitalization Plan (as described in Part II below) or otherwise address our near-term liquidity needs, at which time we may not be able to make our interest payments on our unsecured notes and second lien notes beginning in March 2016 and are likely to need to seek protection under chapter 11 of the U.S. Bankruptcy Code;

•

our ability to comply with the financial covenants in our debt instruments and our available liquidity even if the Recapitalization Plan is successfully implemented, particularly if oil and natural gas prices remain depressed;

•	volatility in the commodity-futures market;
•	financial market conditions and availability of capital;

•	future cash flows, credit availability and borrowings;
•	sources of funding for exploration and development;
•	our financial condition;
•	our ability to repay our debt;
•	the securities, capital or credit markets;
•	planned capital expenditures;
•	future drilling activity;
•	uncertainties about the estimated quantities of our oil and natural gas reserves;
•	production;
•	hedging arrangements;
•	litigation matters;
•	pursuit of potential future acquisition opportunities;
•	general economic conditions, either nationally or in the jurisdictions in which we are doing business;
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

Oil prices and natural gas prices have declined substantially from historical highs and may remain depressed for the foreseeable future. Oil and natural gas prices are volatile; a sustained decrease in the price of oil or natural gas would adversely impact our business.

Our success depends on the market prices of oil and natural gas. These market prices tend to fluctuate significantly in response to factors beyond our control. The prices we receive for our crude oil production are based on global market conditions. The general pace of global economic growth, the continued instability in the Middle East and other oil and natural gas producing regions and actions of the Organization of Petroleum Exporting Countries, as well as other economic, political, and environmental factors will continue to affect world supply and prices. Domestic natural gas prices fluctuate significantly in response to numerous factors including U.S. economic conditions, weather patterns, other factors affecting demand such as substitute fuels, the impact of drilling levels on crude oil and natural gas supply, and the environmental and access issues that limit future drilling activities for the industry.

Natural gas and crude oil prices are extremely volatile. High and low spot prices for New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude oil and NYMEX Henry Hub natural gas between February 2015 and the date of this annual report were as follows:

	2015 - 2016
	High	Low
West Texas Intermediate crude oil price range per barrel	$61.36	$26.19
Henry Hub natural gas price range per MMBtu	3.27	1.49

Average oil and natural gas prices varied substantially during the past few years. Any actual or anticipated reduction in natural gas and crude oil prices may further depress the level of exploration, drilling and production activity. We expect that commodity prices will continue to fluctuate significantly in the future.

Changes in commodity prices significantly affect our capital resources, liquidity and expected operating results. These lower prices, coupled with the slow recovery in financial markets that has significantly limited and increased the cost of capital, have compelled most oil and natural gas producers, including us, to reduce the level of exploration, drilling and production activity. This will have a significant effect on our capital resources, liquidity and expected operating results. Any sustained reductions in oil and natural gas prices will directly affect our revenues and can indirectly impact expected production by changing the amount of funds available to us to reinvest in exploration and development activities. Further reductions in oil and natural gas prices could also reduce the quantities of reserves that are commercially recoverable. A reduction in our reserves could have other adverse consequences including a possible downward redetermination of the availability of borrowings under the Senior Credit Facility, which would restrict our liquidity. Additionally, further or continued declines in prices could result in additional non-cash charges to earnings due to impairment write-downs. Any such write down could have a material adverse effect on our results of operations in the period taken.

Our future revenues are dependent on the ability to successfully complete drilling activity.

Drilling and exploration are the main methods we utilize to replace our reserves. However, drilling and exploration operations may not result in any increases in reserves for various reasons. Exploration activities involve numerous risks, including the risk that no commercially productive oil or gas reservoirs will be discovered. In addition, the future cost and timing of drilling, completing and producing wells is often uncertain. Furthermore, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	reductions in oil and natural gas prices;
•	inadequate capital resources;
•	limitations in the market for oil and natural gas;
•	lack of acceptable prospective acreage;
•	unexpected drilling conditions;
•	pressure or irregularities in formations;
•	equipment failures or accidents;
•	unavailability or high cost of drilling rigs, equipment or labor;
•	title problems;
•	compliance with governmental regulations;
•	mechanical difficulties; and
•	risks associated with horizontal drilling.

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

A sustained depression of oil and natural gas prices can continue to affect our ability to obtain funding, obtain funding on acceptable terms or obtain funding under our current credit facility. This may hinder or prevent us from meeting our future capital needs.

The current low commodity price environment has had a significant, adverse impact on us. As of December 31, 2015, we had $470.6 million in indebtedness and declining cash flows from operations due to the decline in oil and natural gas prices and the roll off of our crude oil hedging arrangements. Our ability to service our debt, including the unsecured notes and second lien notes, and fund our operations is at risk in a sustained continuation of the current commodity price environment. We cannot be certain that funding will be available if needed, and to the extent required, on acceptable terms. If funding is not available as needed, or is available only on more expensive or otherwise unfavorable terms, we may be unable to meet our obligations as they come due or we may be unable to implement our development plan, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations.

Due to our substantial liquidity concerns, we may be unable to continue as a going concern.

Our existing and future debt agreements could create issues as interest payments become due and the debt matures that will threaten our ability to continue as a going concern. For example, absent any action with respect to the repayment or refinancing of our existing indebtedness or any waivers or amendments to the agreements governing our existing indebtedness, our Senior Credit Facility will mature on February 24, 2017. As of the date of this filing, total lender commitments under our Senior Credit Facility are $40.3 million on which we had $27.0 million drawn on December 31, 2015 under the Senior Credit Facility. Additionally, the borrowing base under our Senior Credit Facility is subject to at least semi-annual redetermination on April 1 and October 1, and as a result, availability thereunder, could be reduced and advances in excess of the new availability would need to be repaid. The next semi-annual redetermination of the borrowing base is scheduled for April 1, 2016. We also have substantial interest payments due on our unsecured notes and second lien notes beginning in March 2016. If we fail to satisfy our obligations with respect to our indebtedness or fail to comply with the financial and other restrictive covenants contained in the debt agreements governing our indebtedness, an event of default could result, which would permit acceleration of such debt and which could result in an event of default under and an acceleration of our other debt and would permit our secured lenders to foreclose on any of our assets securing such debt. Any accelerated debt would become immediately due and payable. While we will attempt to take appropriate mitigating actions to refinance any indebtedness prior to its maturity or otherwise extend the maturity dates, and to cure any potential defaults, there is no assurance that any particular actions with respect to refinancing existing indebtedness, extending the maturity of existing indebtedness or curing potential defaults in our existing and future debt agreements will be sufficient. The uncertainty associated with our ability to repay our outstanding debt obligations as they become due raises substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. As a result, we are in default under our Senior Credit Facility.

Our Senior Credit Facility requires that our annual financial statements include a report from our independent registered public accounting firm with an unqualified opinion without an explanatory paragraph as to going concern. The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Per the terms of our agreement, we are in default under our Senior Credit Facility. As a result of the default, we are unable to make further draws on the Senior Credit Facility unless the default is waived by the lenders under our Senior Credit Facility. We are currently in discussions with the lenders under our Senior Credit Facility regarding a waiver of this requirement. If we do not obtain a waiver of this requirement within 15 days, an event of default will exist under the Senior Credit Facility and the lenders under the Senior Credit Facility will be able to accelerate the repayment of debt under the Senior Credit Facility. Any acceleration of our debt obligations under the Senior Credit Facility would result in a potential foreclosure on the collateral securing the Senior Credit Facility and would trigger cross-default provisions under our other financing agreements.

If we are unable to complete the Recapitalization Plan and address our near-term liquidity needs, we may not be able to make our interest payments on our unsecured notes and second lien notes, at which time we are likely to need to seek relief under the U.S. Bankruptcy Code. If we seek bankruptcy relief, we expect that our common stockholders, preferred stockholders and general unsecured creditors would likely receive little or no consideration for their securities.

We believe that the substantial reduction in our cash interest expense contemplated by the Recapitalization Plan is critical to our continuing viability. We were not able to make our interest payments on our unsecured notes and second lien notes on March 15, 2016 and elected to exercise our right to a 30-day grace period for the interest payments due on both March 15, 2016 and April 1, 2016.  If we are unable to complete the Recapitalization Plan and address our near-term liquidity needs, we will likely not be able to make these interest payments and we are likely to need to seek relief under the U.S. Bankruptcy Code. A chapter 11 case would have a significant impact on our business. It is impossible for us to predict with certainty the amount of time needed in order to complete an in-court restructuring. If we seek to implement a plan of reorganization under the U.S. Bankruptcy Code, we will need to negotiate agreements with our constituent parties regarding the terms of such plan and such negotiations could take a significant amount of time. A lengthy chapter 11 case would involve significant additional professional fees and expenses and divert the attention of management from operation of the business, as well as create concerns for customers, employees and vendors. There is a risk, due to uncertainty about the future, that (i) employees could be distracted from performance of their duties or attracted to other career opportunities; (ii) our ability to enter into new contracts or to renew existing contracts and compete for new business may be adversely affected; and (iii) we may not be able to obtain the necessary financing to sustain us during the chapter 11 case.

In addition, to successfully complete a restructuring under the U.S. Bankruptcy Code, we would require debtor-in-possession financing, the most likely source of which would be our existing lenders. If we were unable to obtain financing in a bankruptcy case or any such financing was insufficient to fund operations pending the completion of a restructuring, there would be substantial doubt that we could complete a restructuring.

Furthermore, assuming we are able to develop a plan of reorganization, we may not receive the requisite acceptances to confirm such a plan and, even if the requisite acceptances of the plan are received, the Bankruptcy Court may not confirm the plan. If we are unable to develop a plan of reorganization that can be accepted and confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of creditors, or if we are unable to obtain appropriate financing, our chapter 11 case may be converted to a case under chapter 7 of the U. S. Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the U.S. Bankruptcy Code.

As a result of the foregoing, if we seek bankruptcy relief, we expect that holders of our common stock, preferred stock and unsecured senior notes would likely receive little or no consideration for their securities. In particular, we believe that liquidation under chapter 7 of the U.S. Bankruptcy Code would likely result in no distributions being made to our shareholders or to our general unsecured creditors.

Even if we are able to complete the Recapitalization Plan, we may still be unsuccessful in our operating plan, particularly if oil and natural gas prices do not recover. If we are not successful in executing our current plan for operations, we may need to seek relief under the U.S. Bankruptcy Code notwithstanding the success of the Recapitalization Plan. If we seek bankruptcy relief, we expect that holders of our common stock, preferred stock and any unsecured notes that remain outstanding would likely receive little or no consideration.

Even if the Recapitalization Plan is successful, but oil and natural gas prices do not recover or if we are not able to execute our current plan for operations, then we may need to seek relief under the U.S. Bankruptcy Code notwithstanding the completion of the Recapitalization Plan. If we were to seek relief under the U.S. Bankruptcy Code notwithstanding the completion of the Recapitalization Plan, we expect that the holders of our shares of our common stock and any unsecured notes or preferred stock remaining outstanding after the Exchange Offers would likely receive little or no consideration for their securities.

Our substantial indebtedness, liquidity issues and the potential for restructuring transactions, including the Recapitalization Plan, may impact our business, financial condition and operations.

Due to our substantial indebtedness, liquidity issues and the potential for restructuring transactions, including the Recapitalization Plan, there is risk that, among other things:

•	third parties’ confidence in our ability to explore and produce oil and natural gas could erode, which could impact our ability to execute on our business strategy;
•	it may become more difficult to retain, attract or replace key employees;
•	employees could be distracted from performance of their duties or attracted to other career opportunities; and
•	our suppliers, hedge counterparties, vendors and service providers could renegotiate the terms of our arrangements, terminate their relationship with us or require financial assurances from us.

The occurrence of certain of these events has already negatively affected our business and may continue to have a material adverse effect on our business, results of operations and financial condition.

We may be unable to maintain compliance with certain financial ratio covenants of our outstanding indebtedness which could result in an event of default that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

Our Senior Credit Facility contains customary restrictions, including covenants limiting our ability to incur additional debt, grant liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions and enter into transactions with affiliates. We also are required to meet specified financial ratios under the terms of our Senior Credit Facility. As of December 31, 2015, we were not in compliance with all the financial covenants of our Senior Credit Facility and did not receive a waiver from our lenders; furthermore, without the restructuring of our current obligations under our existing outstanding debt and preferred stock instruments, we anticipate that we will violate the First Lien Debt to EBITDAX financial covenant ratio under the Senior Credit Facility at the end of the third quarter of 2016. Such failures to comply with the conditions and covenants in our Senior Credit Facility that is not waived by our lenders or otherwise cured could lead to a termination of our Senior Credit Facility and acceleration of all amounts due under our Senior Credit Facility and trigger cross-default provisions under other financing agreements. These restrictions may make it difficult for us to successfully execute our business strategy or to compete in our industry with companies not similarly restricted. These restrictions may also limit our ability to obtain future financings to withstand a downturn in our business or the economy in general. We may also be prevented from taking advantage of business opportunities that arise. The Senior Credit Facility matures on February 24, 2017. Any replacement credit facility may have more restrictive covenants or provide us with less borrowing capacity.

The consummation of the Unsecured Notes Exchange Offers and Second Lien Exchange Offers in connection with the Recapitalization Plan could result in significant federal income tax liabilities for us.

The consummation of the Unsecured Notes Exchange Offers and Second Lien Exchange Offers in connection with the Recapitalization Plan is expected to trigger a substantial amount of taxable income from the cancellation of indebtedness. While we anticipate being able to offset this income with current and prior net operating losses, under certain circumstances the amount of taxable income or alternative minimum taxable income could exceed the net operating losses available to offset such income in which case the consummation of the Unsecured Notes Exchange Offers and Second Lien Exchange Offers could result in our having significant federal income tax liabilities.

The price of our common stock has been volatile recently. This volatility may affect the price at which you could sell your common stock.

The market price for our common stock has varied between a high of $4.71 and a low of $0.05 between February 2015 and February 2016, respectively. This volatility may affect the price at which you can sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price may continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, which may include:

•	general market conditions, including fluctuations in commodity prices;
•	our operating and financial performance and prospects;
•	our ability to continue as a going concern;
•	quarterly variations in the rate of growth of our financial indicators, such as production, reserves;
•	revenues, net income and earnings per share;
•	changes in production, reserves, revenue or earnings estimates or publication of research reports by analysts;
•	speculation in the press or investment community; and
•	domestic and international economic, legal and regulatory factors unrelated to our performance.

Our common stock has been delisted by the NY SE

As a result of a precipitous decline in our stock price, on January 13, 2016, the NYSE formally commenced delisting procedures for our common stock due to our abnormally low trading price. On January 21, 2016, the NYSE filed a Form 25 with the SEC, notifying our removal from listing.

The delisting of our common stock has had an adverse effect on the market liquidity of our common stock and, as a result, the market price for our common stock could become more volatile. If we are unable to become re-listed on a national securities exchange and increase the market value per share of our common stock, it may be difficult to attract the interest of analysts, institutional investors, investment funds and brokers.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent a right to receive, common stock. Any issuance of additional shares of our common stock or convertible securities, including outstanding options, or otherwise will dilute the ownership interest of our common stockholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Our actual production, revenues and expenditures related to our reserves are likely to differ from our estimates of proved reserves. We may experience production that is less than estimated and drilling costs that are greater than estimated in our reserve report. These differences may be material.

The proved oil and natural gas reserve information included in this report are estimates. These estimates are based on reports prepared by NSAI and RSC, our independent reserve engineers, and were calculated using the unweighted average of first-day-of-the-month oil and natural gas prices in 2015. The prices we receive for our production may be lower than those upon which our reserve estimates are based. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

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

Our oil and natural gas exploration and production operations are subject to stringent and complex federal, regional, state and local laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations applicable to our operations including the acquisition of permits, including drilling permits, before conducting regulated activities; plugging and abandonment and site reclamation requirements; the restriction of types, quantities and concentration of materials that can be released into the environment; limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Recently, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing. For example, the EPA has taken the following actions and issued: guidance under the SDWA for hydraulic fracturing activities involving the use of diesel fuel; final regulations under the federal Clean Air Act governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; an advanced notice of proposed rulemaking in March 2014 under the Toxic Substances Control Act that would require companies to disclose information regarding the chemicals used in hydraulic fracturing; and proposed rules in April 2015 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the Bureau of Land Management (“BLM”) finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.

Various state and federal agencies are studying the potential environmental impacts of hydraulic fracturing. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and, in June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. The draft report is expected to be finalized after a public comment period and a formal review by the EPA’s Science Advisory Board.  Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These or future studies could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

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

Certain scientific studies have found that emissions of carbon dioxide, methane and other “greenhouse gases” are contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA determined that greenhouse gases present an endangerment to public health and the environment and has issued regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from a variety of sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis. Recently, in December 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting rule. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. The revisions also include the addition of well identification reporting requirements for certain facilities. These changes to EPA’s GHG emissions reporting rule could result in increased compliance costs. Also, in August 2015, the EPA announced proposed rules that would establish new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities, as part of an overall effort to reduce methane emissions by up to 45 percent by 2025. These new and proposed rules could result in increased compliance costs for our business.

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

We incurred losses from operations of $494.5 million, $354.8 million, $36.3 million, $63.7 million, and $17.1 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Our development of and participation of drilling locations has required and will continue to require substantial capital expenditures. The uncertainty and risks described in this report may impede our ability to economically acquire and develop oil and natural gas reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows provided by operating activities in the future.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate, and other risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) enacted in 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the Commodities Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.

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

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. Although we expect to qualify for the end-user exception from the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, certain banking regulators and the CFTC have recently adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to qualify for the end-user exception from such margin requirements for swaps entered into to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging.  If any of our swaps do not qualify for the commercial end-user exception, Posting of collateral could impact liquidity and reduce cash available to us for capital expenditures; therefore reducing our ability to execute hedges to reduce risk and protect cash flow.

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

Future legislation may result in the elimination of certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and production. Additionally, future federal or state legislation may impose new or increased taxes or fees on oil and natural gas extraction.

Potential legislation, if enacted into law, could make significant changes to U.S. federal and state income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal and state income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could negatively affect our financial condition and results of operations. Additionally, legislation could be enacted that increases the taxes states impose on oil and natural gas extraction.  Moreover, President Obama has proposed, as part of the Budget of the United States Government for Fiscal Year 2017, to impose an “oil fee” of $10.25 on a per barrel equivalent of crude oil.  This fee would be collected on domestically produced and imported petroleum products.  The fee would be phased in evenly over five years, beginning October 1, 2016.  The adoption of this, or similar proposals, could result in increased operating costs and/or reduced consumer demand for petroleum products, which in turn could affect the prices we receive for our oil.

Our use of oil and natural gas price hedging contracts may limit future revenues from price increases and result in significant fluctuations in our net income.

We have historically used hedging transactions with respect to a portion of our oil and natural gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use may also limit future revenues from price increases. We hedged approximately 48% (0% of natural gas production and approximately 96% of oil production) of our total production volumes for the year ended December 31, 2015.

Our results of operations may be negatively impacted by our commodity derivative instruments and fixed price forward sales contracts in the future and these instruments may limit any benefit we would receive from increases in the prices for oil and natural gas. For the year ended December 31, 2015, we received cash receipts to settle our derivative contracts totaling $54.3 million, while we received $3.4 million to settle our derivative contracts for the year ended December 31, 2014. At December 31, 2015, we had a de minimis liability derivative position related to our derivative contracts compared to a net asset derivative position of $46.9 million at December 31, 2014. The ultimate settlement amount of these derivative contract positions is dependent on future commodity prices.

We account for our oil and natural gas derivatives using fair value accounting standards. Each derivative is recorded on the balance sheet as an asset or liability at its fair value. Additionally, changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met at the time the derivative contract is executed. We have elected not to apply hedge accounting treatment to our swap and call derivative contracts and, as such, all changes in the fair value of these instruments are recognized in earnings. Our fixed price physical contracts qualify for the normal purchase and normal sale exception. Contracts that qualify for this treatment do not require mark-to-market accounting treatment.

In the future, we will continue to be exposed to volatility in earnings resulting from changes in the fair value of our derivative instruments. See Note 8-“Derivative Activities” in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Oil and natural gas prices are volatile. All of our crude oil hedging contracts expired in 2015. If we choose not to or are unable to replace our hedges, our cash flows from operations will be subjected to increased volatility.

We have historically entered into hedging transactions for our oil and natural gas production revenues to reduce our exposure to fluctuations in the price of oil and natural gas. All of our crude oil hedging contracts expired in 2015. As a result, more of our future production will be sold at market prices, exposing us to the fluctuations in the price of oil and natural gas, unless we enter into additional hedging transactions. We may choose not to or be unable to replace our hedges, which will subject our cash flows from operations to increased volatility.

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

Our future success depends largely upon our ability to find, acquire or develop additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves will decline over time. At December 31, 2015, we did not have any proved undeveloped reserves, while 54% of our total estimated proved reserves by volume at December 31, 2014 were undeveloped. By their nature, estimates of proved undeveloped reserves and timing of their production are less certain particularly because we may chose not to develop such reserves on anticipated schedules in future adverse oil or natural gas price environments. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The lack of availability of sufficient capital to fund such future operations could materially hinder or delay our replacement of produced reserves. We may not be able to successfully find and produce reserves economically in the future. In addition, we may not be able to acquire proved reserves at acceptable costs.

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

Fair value is estimated to be the present value of expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future cash flows and fair value. For the years ended December 31, 2015 and 2014, we recorded impairments related to oil and natural gas properties of $452.0 million and $331.9 million, respectively. The decline in oil and natural gas prices precipitated the loss of estimated proved reserves for our oil and natural gas producing properties. Additionally, the prospect of lower future prices has raised substantial doubt about our ability to continue as a going concern consequently all estimated proved undeveloped reserves have been excluded from our estimated total proved reserves as of December 31, 2015 and the carrying cost of the related undeveloped leasehold was impaired in 2015.

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

Essentially all of our estimated proved reserves at December 31, 2015 were associated with our Louisiana, Texas and Mississippi properties which include the TMS and the Haynesville Shale Trend. Accordingly, if the level of production from these properties substantially declines or is otherwise subject to a disruption in our operations resulting from operational problems, government intervention (including potential regulation or limitation of the use of high pressure fracture stimulation techniques in these formations) or natural disasters, it could have a material adverse effect on our overall production level and our revenue.

We have limited control over the activities on properties we do not operate.

Other companies operate some of the properties in which we have an interest. For example, Chesapeake operates certain properties in the Haynesville Shale. As of December 31, 2015, approximately 33% of our reserves and approximately 29% of our sales volumes were attributable to non-operated properties. We have less ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them versus those fields in which we are the operator. Our dependence on the operator and other working interest owners for these projects and our reduced influence or ability to control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital and lead to unexpected future costs.

Our ability to sell natural gas and receive market prices for our natural gas may be adversely affected by pipeline and gathering system capacity constraints and various transportation interruptions.

We operate primarily in (i) Southwest Mississippi and Southeast Louisiana which includes the TMS Trend and (ii) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend. A number of companies are currently operating in the Haynesville Shale. If drilling in these areas continues to be successful, the amount of natural gas being produced could exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available in this region. If this occurs, it will be necessary for new pipelines and gathering systems to be built. Because of the current economic climate, certain pipeline projects that are planned for Northwest Louisiana and East Texas may not occur or may be substantially delayed for lack of financing. In addition, capital constraints could limit our ability to build intrastate gathering systems necessary to transport our natural gas to interstate pipelines. In such an event, we might have to shut in our wells awaiting a pipeline connection or capacity or sell natural gas production at significantly lower prices than those quoted on NYMEX or that we currently project, which would adversely affect our results of operations.

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

Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. Revenues from the largest of these sources as a percent of oil and natural gas revenues for the year ended December 31, 2015, 2014 and 2013 were 74%, 62% and 71%, respectively. Some of our customers may have material financial and liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better-capitalized companies. Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our financial condition, results of operations and cash flows. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenue.

Customer credit risks could result in losses.

Our exposure to non-payment or non-performance by our customers and counterparties presents a credit risk. Generally, non-payment or non-performance results from a customer’s or counterparty’s inability to satisfy obligations. We monitor the creditworthiness of our customers and counterparties and established credit limits according to our credit policies and guidelines, but cannot assure that any losses will be consistent with our expectations. Furthermore, the concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions.  The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
BP Energy Company	31%	46%	64%
Genesis Crude Oil LP	26%	11%	7%
Sunoco, Inc.	17%	5%	—

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

A discussion of our current legal proceedings is set forth in Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

Our common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “GDP” throughout 2015.  In January 2016 our common stock was delisted from the NYSE due to abnormally low price levels.  As of January 2016 our common stock is being traded on the OTC Markets marketplace (“OTC”) under the symbol “GDPM”.

At March 23, 2016, the number of holders of record of our common stock was 1,093 and 78,063,640 shares were outstanding. High and low sales prices for our common stock for each quarter during 2015 and 2014 as reported on the NYSE were as follows:

	2015		2014
	High	Low	High	Low
First Quarter	$4.76	$2.35	$18.81	$11.80
Second Quarter	4.45	1.55	30.52	15.36
Third Quarter	1.86	0.54	27.95	14.09
Fourth Quarter	0.90	0.20	14.85	2.96

Dividends

We have neither declared nor paid any cash dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. In addition, our Senior Credit Facility contains restrictions on the payment of dividends to the holders of common stock. For additional information, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Issuer Repurchases of Equity Securities

We made no open market repurchases of our common stock for the year ended December 31, 2015.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

The following graph compares the cumulative five-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index and the Russell 2000 Index. An investment of $100 is assumed to have been made in our common stock and the indexes on December 31, 2010 and its relative performance is tracked through December 31, 2015.

Item 6.	Selected Financial Data

The following table sets forth our selected financial data and other operating information. The selected consolidated financial data in the table are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Summary Financial Information
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Revenues:
Oil and natural gas revenues	$79,077	$208,544	$202,557	$180,543	$200,456
Other	(1,427)	9	738	302	613
	77,650	208,553	203,295	180,845	201,069
Operating Expenses:
Lease operating expense	15,522	29,525	27,293	25,938	21,490
Production and other taxes	4,639	9,905	9,812	8,115	5,450
Transportation and processing	4,663	9,070	10,498	13,900	12,974
Depreciation, depletion and amortization	79,339	135,716	135,357	141,222	131,811
Exploration	41,783	6,206	22,774	23,122	8,289
Impairment	452,037	331,931	—	47,818	8,111
General and administrative	27,702	33,728	34,069	28,930	29,799
(Gain) loss on sale of assets	(53,451)	3,499	(107)	(44,606)	(236)
Other	(45)	3,793	(91)	91	448
	572,189	563,373	239,605	244,530	218,136
Operating loss	(494,539)	(354,820)	(36,310)	(63,685)	(17,067)
Other income (expense):
Interest expense	(54,807)	(47,829)	(51,187)	(52,403)	(49,351)
Interest income and other	—	90	101	4	59
Gain (loss) on derivatives not designated as hedges	7,367	49,423	(702)	31,882	34,539
Gain (loss) on extinguishment of debt	62,555	—	(7,088)	—	62
	15,115	1,684	(58,876)	(20,517)	(14,691)
Loss before income taxes	(479,424)	(353,136)	(95,186)	(84,202)	(31,758)
Income tax benefit	—	—	—	—	—
Net loss	(479,424)	(353,136)	(95,186)	(84,202)	(31,758)
Preferred stock dividends	(69,544)	29,722	18,604	6,047	6,047
Net loss applicable to common stock	$(409,880)	$(382,858)	$(113,790)	$(90,249)	$(37,805)
PER COMMON SHARE
Net loss applicable to common stock—basic	$(7.28)	$(8.62)	$(2.99)	$(2.48)	$(1.05)
Net loss applicable to common stock—diluted	$(7.28)	$(8.62)	$(2.99)	$(2.48)	$(1.05)
Weighted average common shares outstanding—basic	56,315	44,402	38,098	36,390	36,124
Weighted average common shares outstanding—diluted	56,315	44,402	38,098	36,390	36,124
Balance Sheet Data:
Total assets	$98,973	$722,138	$974,213	$768,385	$862,103
Total long-term debt	—	568,625	435,866	568,671	566,126
Stockholders’ equity/(deficit)	(408,085)	(15,774)	356,523	60,245	143,700

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Annual Report on Form 10-K in “Item 8—Financial Statements and Supplementary Data”, and the information set forth in “Item 1A—Risk Factors”.

Overview

We are an independent oil and natural gas company engaged in the exploration, development and production of properties primarily in (i) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale Trend (“TMS”), (ii) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend, and (iii) South Texas, which includes the Eagle Ford Shale Trend.

We seek to increase shareholder value by growing our oil and natural gas reserves, production revenues and cash flow from operating activities (“operating cash flow”). In our opinion, on a long term basis, growth in oil and natural gas reserves and production on a cost-effective basis are the most important indicators of performance success for an independent oil and natural gas company.

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

We place primary emphasis on our operating cash flow in managing our business. Management considers operating cash flow a more important indicator of our financial success than other traditional performance measures such as net income because operating cash flow considers only the cash expenses incurred during the period and excludes the non-cash impact of unrealized hedging gains (losses), non-cash general and administrative expenses and impairments.

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

Key Developments

The following general economic developments and corporate actions in 2015 and 2016 had and may continue to have a significant impact on our financial position and results of operations:

The Current, Sustained Low Commodity Price Environment

Beginning in the second half of 2014, commodity prices, particularly crude oil, began to decline sharply. The decline became precipitous late in the fourth quarter of 2014 and into 2015.  Crude oil prices declined from a high of over $105 per barrel in June 2014 to less than $27 per barrel in February 2016. Natural gas prices faced similar downward pressure in 2015, dropping below $1.70 per MMBtu in December 2015. As an exploration and production company with interests in unconventional oil and natural gas shale properties that require large investments of capital to develop, the significant magnitude of this price decline has had a particularly material and adverse impact on our results of operations and led to substantial changes in our operating and drilling programs.

In response to the decline in commodity prices, we focused on managing our balance sheet to reduce leverage and preserve liquidity during this extended low commodity price environment. Specifically, we took the following steps in 2015 to mitigate the effects of lower crude oil prices on our operations and conserve capital:

•	Reduced our capital expenditures for 2015 to $85.5 million as compared to $333.3 million in 2014.
•	Generated savings by negotiating cost reductions from service providers.
•	Froze salaries at 2014 levels initially and subsequently materially reduced the salaries of our management team.
•	Reduced our staff headcount over 50% from year-end 2014 levels.
•	Reduced discretionary expenditures.

As a result of the continued low commodity price environment, our cash flow from operations has substantially declined and the stock price of our common stock has declined significantly. On January 13, 2016, the NYSE formally commenced delisting procedures for our common stock due to our abnormally low trading price. On January 21, 2016, the NYSE filed a Form 25 with the SEC, notifying us of the removal of our common stock from listing.

The extended low commodity price environment has likewise significantly impacted our liquidity as operating cash flow has declined and our lenders have reduced the borrowing capacity under our Senior Credit Facility.  We have taken the following steps in 2015 and 2016 to enhance liquidity:

•	Extended the maturity of our Senior Credit Facility to February 24, 2017.
•	Received proceeds from our issuance of $100 million in 8.0% Second Lien Notes.
•	Received net proceeds of $47.5 million from the sale of 12,000,000 shares of our common stock to the public.
•

Closed the sale of proved reserves and a portion of the associated leasehold in the Eagle Ford Shale Trend for proceeds of $110.0 million.  The proceeds were used to pay off borrowings under the Senior Credit Facility.

•	Exchanged an aggregate of $72.1 million of our 2032 Notes for $36.0 million of new 2032 Exchange Notes, thereby reducing future annual cash interest by $1.8 million.
•	Exchanged $158.2 million of our 2019 Notes for $75.0 million of 8.875% Second Lien Notes, thereby reducing our future annual cash interest by $7.4 million.
•	Suspended all preferred stock dividend payments beginning in the third quarter of 2015 due to a lack of surplus as defined under Delaware state law and to conserve capital.
•

Retired 758,434 shares of our 5.375% Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”), 1,274,932 depositary shares of our 10.00% Series C Cumulative Preferred Stock (the “Series C Preferred Stock”) and 1,463,759 depositary shares of our 9.75% Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) for 3,648,803 depositary shares of our newly issued 10.00% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”). The Series E Preferred Stock is convertible into our common stock, and dividends, when and if declared by our Board of Directors, will be paid at our option in cash, our $0.20 par value common stock or any combination of the two.

Given the downturn in oil and natural gas prices, we have faced and expect to continue to face liquidity constraints.  Our cash flows are negatively impacted by lower realized oil and natural gas sales prices. As of December 31, 2015 we no longer had any oil derivative contracts in place. Given the current oil futures pricing, we currently have limited hedging opportunities; as a result, we do not anticipate having in place any derivative positions with respect to our 2016 anticipated oil and condensate sales volumes and thus expect further deteriorating realized sale prices if oil prices do not improve.

The significant decline in oil and natural gas prices also increases the uncertainty of the impact of commodity prices on our estimated proved reserves. We are unable to predict future commodity prices with any greater precision than the futures market.  The prolonged period of depressed commodity prices has significantly impacted our estimated proved reserves as of December 31, 2015.  In addition, we recorded an asset impairment expense of $452.0 million in 2015, all estimated proved undeveloped reserves have been excluded from our estimated total proved reserves as of December 31, 2015 and the carrying cost of the related undeveloped leasehold was impaired in 2015.  If downward revisions of proved reserves occur in the future, we could have further increases in our DD&A rates and additional oil and natural gas property impairment charges. We are unable to predict the timing and amount of future reserve revisions, nor the impact such revisions may have on our future DD&A rates or oil and natural gas property impairments. Future declines in commodity prices and estimated proved reserves could lead to further reductions of our borrowing base under the Senior Credit Facility. Such reductions could prevent us from borrowing additional amounts under the Senior Credit Facility or, if the borrowing base were to be reduced below the then-outstanding borrowings, could require us to repay the shortfall and could otherwise limit our ability to obtain alternative financing.

Without the restructuring of our current obligations under our existing outstanding debt and preferred stock instruments, we anticipate that we will violate the First Lien Debt to EBITDAX financial covenant ratio under the Senior Credit Facility at the end of the third quarter of 2016. We could request a waiver of this covenant violation; however, there is no assurance a waiver will be granted. If a waiver is not granted, we would be in default under the Senior Credit Facility and the lenders under the Senior Credit Facility will be able to accelerate the repayment of debt under the Senior Credit Facility. Any acceleration of our debt obligations would result in a potential foreclosure on the collateral securing the Senior Credit Facility.

On March 8, 2016, we announced that we are electing our rights to a grace period with respect to (i) an aggregate $12.5 million in interest payments that were due on March 15, 2016 on our 2019 Notes, 8.0% Second Lien Notes and 8.875% Second Lien Notes and (ii) an aggregate $2.6 million in interest payments that were due on April 1, 2016 on our 2029 Notes, 2032 Notes and 2032 Exchange Notes.  These grace periods permit us 30 days to make the interest payments before an event of default occurs under the respective indentures governing the notes. Our failure to pay interest within the grace periods provided by our indentures would result in an event of default under each of those indentures and the trustee or the holders could declare all amounts outstanding under those indentures to become immediately due and payable. Additionally, our failure to pay interest within the grace periods provided by our indentures would result in an event of default under the Senior Credit Facility and the lenders under the Senior Credit Facility will be able to accelerate the repayment of debt under the Senior Credit Facility.

Collectively, the factors discussed above raise substantial doubt about our ability to continue as a going concern. Furthermore, if we are unable to restructure our current obligations under our existing outstanding debt and preferred stock instruments, and address near-term liquidity needs, we may need to seek relief under the U.S. Bankruptcy Code. This relief may include: (i) seeking bankruptcy court approval for the sale or sales of some, most or substantially all of the Company’s assets pursuant to section 363(b) of the U.S. Bankruptcy Code and a subsequent liquidation of the remaining assets in the bankruptcy case; (ii) pursuing a plan of reorganization (where votes for the plan may be solicited from certain classes of creditors prior to a bankruptcy filing) that the Company would seek to confirm (or “cram down”) despite any classes of creditors who reject or are deemed to have rejected such plan; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks

The Recapitalization Plan

In response to the decline of our operating cash flow, on January 26, 2016, the Company launched a comprehensive plan to reduce its cost structure and improve its operating results, cash flow from operations, liquidity and financial condition (the “Recapitalization Plan”). The Recapitalization Plan consists of the following proposed transactions:

•

Offers to exchange (the “Preferred Stock Exchange Offers”) any and all of the shares of the Company’s outstanding Series B Preferred Stock, any and all of the depositary shares representing the Company’s outstanding Series C Preferred Stock, any and all of the depositary shares representing the Company’s outstanding Series D Preferred Stock and any and all of the depositary shares representing the Company’s outstanding Series E Preferred Stock for newly issued shares of the Company’s common stock;

•

Offers to exchange (the “Unsecured Notes Exchange Offers”) any and all of the Company’s outstanding 2019 Notes, 2026  Notes, 2029 Notes, 2032 Notes and 2032 Exchange Notes for newly issued shares of the Company’s common stock;

•

Private negotiations with holders of its 8.0% Second Lien Notes and 8.875% Second Lien Notes (together the “Second Lien Notes”) to offer to exchange (the “Second Lien Exchange Offers” and, together with the Preferred Stock Exchange Offers and the Unsecured Notes Exchange Offers, the “Exchange Offers”) their outstanding Second Lien Notes for new notes with materially identical terms except that interest thereon may be either (a) paid at the Company’s option, in cash or in-kind or (b) deferred for some period of time (up to maturity);

•

Upon completion of the Exchange Offers, the Company plans to amend its 2006 Long-Term Incentive Plan (the “2006 Plan”) to increase the number of shares of common stock available for delivery pursuant to awards under the 2006 Plan and issue approximately 27.1 million restricted shares of common stock pursuant to the 2006 Plan to its existing management and employees.

If successful, we believe the Recapitalization Plan would have several positive effects on the Company’s capital structure and the holders of our common stock, including: (i) the reduction in debt and preferred liquidation preference; (ii) the reduction of the Company’s fixed dividend obligations and the increase in the percentage of its capitalization that is common stock; (iii) the simplification of the Company’s capital structure and the elimination of the market overhang caused by the outstanding Preferred Stock and the liquidation preferences of the Preferred Stock; (iv) expected improvements in institutional investor interest in the Company’s common stock following the Recapitalization Plan due to an improved balance sheet and (v) the increased ability of the Company to address its near-term liquidity needs, including the material reduction of cash interest expense on the Company’s secured debt obligations and the increased likelihood of attracting new capital due to a significantly improved balance sheet.

We also believe the Recapitalization Plan, if successful, would have positive effects on the Company’s future results of operations, including: (i) the elimination of annual cash interest expense of between $15.9 million (assuming the minimum conditions to the Unsecured Notes Exchange Offers are met) and $16.7 million (assuming full participation in the Unsecured Notes Exchanges) due to the exchange and cancellation of the Unsecured Notes in the Unsecured Notes Exchange Offers; (ii) the elimination of annual interest expense for 2016 of between $13.9 million (assuming the minimum conditions to the Second Lien Exchange Offers are met) and $14.7 million (assuming full participation in the Second Lien Exchange Offers), due to the ability of the Company to pay interest on the Second Lien Notes in kind, rather than in cash and (iii) the elimination of fixed dividend obligations of between $12.3 million

(assuming the minimum conditions to the Preferred Exchange Offers are met) and $24.5 million (assuming full participation in the Preferred Exchanges) due to the exchange and cancellation of Preferred Stock in the Preferred Stock Exchange Offers.

The Recapitalization Plan is intended to facilitate a proposed recapitalization of the Company in an effort to simplify its capital structure, preserve liquidity and increase its ability to comply with its debt instruments during the current decline in the oil and gas industry. The Exchange Offers are conditioned, among other things, on (i) the Company’s common shareholders approving an amendment to the Company’s Restated Certificate of Incorporation increasing the number of authorized shares of common stock to 400 million (the “Authorized Share Amendment Proposal”) and (ii) the satisfaction of certain minimum participation thresholds according to the terms of each of the Exchange Offers. The Company will hold a special meeting of stockholders on March 31, 2016 to approve the Authorized Share Amendment Proposal.

To date, the minimum participation thresholds under the terms of each of the Exchange Offers have not been met and the number of shares necessary to pass the Authorized Share Amendment Proposal have not been voted by proxy.  As such, there is a significant risk that the Recapitalization Plan will be unsuccessful.

If we are unable to complete the Recapitalization Plan and address our near term liquidity needs, we will not be able to make our interest payments within the grace period described above, at which time we are likely to seek relief under the U.S. Bankruptcy Code. In such an event, we expect that the holders of our unsecured senior notes, shares of preferred stock and shares of our common stock would receive little or no consideration.

2015 Financial and Operating Results included:

•	We recorded a $49.7 million gain on the sale of our producing interests in the Eagle Ford Shale Trend.
•

We ended the year with estimated proved reserves of approximately 9 MMBoe (approximately 32 Bcf of natural gas and 4 MMBbls of oil and condensate), with a PV-10 and a standardized measure of $70 million. All of the 2015 reserves are proved developed.

•

We conducted drilling operations on 5 gross (3.9 net) wells in the TMS in 2015. We added 8 gross (6.7 net) wells to production in 2015, of which 7 gross (5.7 net) were in the TMS, and 1 gross (1 net) was in the Haynesville Shale Trend. As of December 31, 2015, we had 2 gross (1.7 net) wells drilled and waiting on completion in the TMS.

•	In September and October 2015, we exchanged $72.1 million of our 2032 Notes for $36 million of new 2032 Exchange Notes reducing annual cash interest by $1.8 million.
•	In October 2015, we exchanged $158.2 million of our 2019 Notes for $75.0 million of new 8.875% Second Lien Notes reducing annual cash interest by $7.4 million.

Tuscaloosa Marine Shale Trend

We held approximately 359,000 gross (272,000 net) acres in the TMS as of December 31, 2015. During 2015, we conducted drilling operations on approximately 5 gross (3.9 net) TMS wells. As of December 31, 2015, we had 2 gross (1.7 net) TMS wells drilled and waiting on completion. Our net production volumes from our TMS wells represented approximately 33% of our total equivalent production on a Boe basis and approximately 66% of our total oil production for the year ended December 31, 2015. During 2015, we spent $73.6 million in the TMS, which included $3.9 million for leasehold costs.

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in and around Angelina and Nacogdoches counties, Texas and DeSoto and Caddo parishes, Louisiana. We hold approximately 55,000 gross (27,000 net) acres as of December 31, 2015 producing from or prospective for the Haynesville Shale. Our net production volumes from our Haynesville Shale Trend wells represented approximately 44% of our total equivalent production on a Boe basis for 2015.

Eagle Ford Shale Trend

We closed the sale of our Eagle Ford Shale Trend proved reserves and a portion of the associated leasehold on September 4, 2015. Immediately prior to the sale, our net production volumes from the sold properties represented approximately 28% of our total equivalent production volumes for 2015 on a Boe basis. For the year ended 2015 our net production volumes from our Eagle Ford Shale Trend wells represented approximately 22% of our total equivalent production on a Boe basis and approximately 34% of our total oil production. We have retained approximately 17,000 net acres of our undeveloped leasehold in Frio County, Texas, all of which is prospective for future development or sale.

Results of Operations

For the year ended December 31, 2015, we reported net loss applicable to common stock of $409.9 million, or $7.28 per share (basic and diluted), on operating revenues of $77.7 million. This compares to net loss applicable to common stock of $382.9 million, or $8.62 per share (basic and diluted), for the year ended December 31, 2014 and net loss applicable to common stock of $113.8 million, or $2.99 per share (basic and diluted), for the year ended December 31, 2013. The largest change in net loss from 2014 to 2015 is operating revenues and impairment expense. Revenues were down due to significantly lower realized oil and natural gas sales prices as well as lower oil, condensate and natural gas production volumes stemming from asset sales in December 2014 and September 2015.  Impairment expense of $452.0 million was recorded in 2015, which is an increase of approximately $120.0 million when compared to the impairment expense recognized in 2014.

The following table reflects our summary operating information for the periods presented in thousands except for price and volume data. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

	Year End December 31,				Year End December 31,
Summary Operating Information:	2015	2014	Variance		2014	2013	Variance
Revenues:
Natural gas	$14,282	$56,140	$(41,858)	(75%)	$56,140	$66,180	$(10,040)	(15%)
Oil and condensate	64,795	152,404	(87,609)	(57%)	152,404	136,377	16,027	12%
Natural gas, oil and condensate	79,077	208,544	(129,467)	(62%)	208,544	202,557	5,987	3%
Operating revenues	77,650	208,553	(130,903)	(63%)	208,553	203,295	5,258	3%
Operating expenses	572,189	563,373	8,816	2%	563,373	239,605	323,768	135%
Operating loss	(494,539)	(354,820)	(139,719)	39%	(354,820)	(36,310)	(318,510)	877%
Net loss applicable to common stock	(409,880)	(382,858)	(27,022)	7%	(382,858)	(113,790)	(269,068)	236%
Net Production:
Natural gas (Mmcf)	7,984	14,980	(6,996)	(47%)	14,980	19,760	(4,780)	(24%)
Oil and condensate (MBbls)	1,336	1,692	(356)	(21%)	1,692	1,338	354	26%
Total (MBoe)	2,667	4,189	(1,522)	(36%)	4,189	4,631	(442)	(10%)
Average daily production (Boe/d)	7,306	11,475	(4,169)	(36%)	11,475	12,687	(1,212)	(10%)
Average Realized Sales Price Per Unit:
Natural gas (per Mcf)	$1.79	$3.75	(1.96)	(52%)	$3.75	$3.35	$0.40	12%
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	1.79	4.03	(2.24)	(56%)	4.03	3.38	0.65	19%
Oil and condensate (per Bbl)	48.50	90.08	(41.58)	(46%)	90.08	101.96	(11.88)	(12%)
Oil and condensate (per Bbl) including the effect of realized gains/losses on derivatives	89.13	89.61	(0.48)	(1%)	89.61	98.70	(9.09)	(9%)
Average realized price (per Boe)	29.65	49.79	(20.14)	(40%)	49.79	43.74	6.05	14%

Oil and Natural Gas Revenue

Natural gas, oil and condensate revenues decreased in 2015 compared to 2014 reflecting a decrease in our average realized sales prices for natural gas, oil and condensate and a reduction in natural gas, oil and condensate production. The decreases in natural gas, oil and condensate realized sales prices compared to 2014 contributed $99.7 million to the decrease in natural gas, oil and condensate revenue, while the decreased in natural gas, oil and condensate production contributed $29.8 million to the decrease in natural gas, oil and condensate revenue.

The difference between our average realized prices inclusive of net cash derivative settlements in the years ended December 31, 2015 and 2014 relates to our oil and natural gas swap contracts. There were no natural gas derivative contract settlements during 2015.  During 2014, we had natural gas derivative contract settlements covering 30,000 MMBtus per day at an average floor price of $4.76 per MMBtu. During 2015, we had an average of 3,500 Bbls per day hedged at an average fixed price of $96.11 per Bbl. During 2014, we had an average of 3,800 Bbls per day hedged at an average fixed price of $93.65 per Bbl.

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

Operating Expenses

Operating expenses increased by $8.8 million in 2015 compared to 2014, due to higher asset impairment and exploration expenses partially offset by overall expense reductions due to the sale of our non-core East Texas natural gas fields in December 2014 and the sale of our Eagle Ford Shale Trend proved reserves in September 2015. Also offsetting the increase in operating expense was the recognition of a gain on the sale of assets primarily associated with the sale of our Eagle Ford Shale Trend proved reserves and a portion of the associated leasehold on September 4, 2015.

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

	Year Ended December 31,				Year Ended December 31,
(in thousands)	2015	2014	Variance		2014	2013	Variance
Lease operating expenses	$15,522	$29,525	$(14,003)	(47)%	$29,525	$27,293	$2,232	8%
Production and other taxes	4,639	9,905	(5,266)	(53)%	9,905	9,812	93	1%
Transportation and processing	4,663	9,070	(4,407)	(49)%	9,070	10,498	(1,428)	(14%)
Exploration	41,783	6,206	35,577	573%	6,206	22,774	(16,568)	(73%)

	Year Ended December 31,				Year Ended December 31,
Per Boe	2015	2014	Variance		2014	2013	Variance
Lease operating expenses	$5.82	$7.05	$(1.23)	(17)%	$7.05	$5.88	$1.17	20%
Production and other taxes	1.74	2.36	(0.62)	(26)%	2.36	2.10	0.26	12%
Transportation and processing	1.75	2.17	(0.42)	(19)%	2.17	2.28	(0.11)	(5%)
Exploration	15.67	1.48	14.19	959%	1.48	4.92	(3.44)	(70%)

Lease Operating Expense

Our lease operating expense (“LOE”) during 2015 decreased in comparison to 2014. The decrease was the result of an $8.1 million decrease in operating costs stemming from the sale of our non-core East Texas natural gas fields in December 2014 and a $6.3 million decrease from Eagle Ford Shale Trend properties sold in September 2015. These decreases were partially offset by a $0.4 million increase in operating costs associated with the continued development of the TMS in 2015. LOE in 2015 included workover expense of $1.3 million which added $0.50 per Boe to unit expense.

Our LOE during 2014 included an expense of $4.3 million in workover costs which added $1.03 per Boe to LOE. Our LOE during 2013 included $6.0 million in workover costs which added $1.32 per Boe to LOE. LOE excluding workover expense increased in 2014 compared to 2013. The majority of the increase, or $3.7 million, was associated with the wells we purchased in August 2013 and wells we brought online in the TMS. Our LOE generally trended higher as we added more oil wells to our well count which carry higher operating costs than natural gas wells. Oil contributed approximately 40% to our equivalent production volumes in 2014 compared to 29% in 2013.

Production and Other Taxes

Production and other taxes for the year ended 2015 included production tax of $2.3 million and ad valorem tax of $2.3 million. Production and other taxes decreased in 2015 due to significantly lower crude oil prices, lower oil production from our Eagle Ford Shale Trend wells prior to them being sold in September 2015 and lower tax rates on the TMS wells we have drilled. The State of Mississippi has enacted an exemption from the existing 6% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which will be partially offset by a 1.3% local severance tax on such wells. The exemption is applicable until the earlier of (i) 30 months from the date of first sale of production or (ii) until payout of the well cost is achieved. The State of Louisiana has also enacted an exemption from the existing 12.5% severance tax for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) until payout of the well cost is achieved. The net revenues from our wells drilled in our TMS acreage in Southwestern Mississippi and Southeast Louisiana have been favorably impacted by these exemptions.

Our production and other taxes for the year 2014 included production tax of $6.2 million and ad valorem tax of $3.7 million. Production and other taxes increased slightly in 2014 due to an increase in ad valorem taxes associated with new TMS and Eagle Ford Shale Trend wells offset by lower production taxes. The decrease in production tax for the year ended 2014 is associated with lower oil production from our Eagle Ford Shale Trend wells and lower tax rates on the TMS wells drilled in the state of Mississippi after July 1, 2013.

Transportation and Processing

Transportation and processing expense decreased in 2015 compared to 2014. The decrease is due to lower operated natural gas production, as our natural gas production incurs substantially all of our transportation and processing cost. The lower natural gas production is directly associated with the sale of our non-core East Texas natural gas fields in December 2014 and the sale of our Eagle Ford Shale Trend producing properties in September 2015.

Transportation and processing expense decreased in 2014 compared to 2013 due to lower operated natural gas production in 2014, as our natural gas production incurs substantially all of our transportation and processing cost.

Exploration

Exploration expense increased in 2015 compared to 2014 as a result of lease expirations and undeveloped leasehold cost write-offs related to our TMS acreage. We did not renew TMS leases on acreage outside our core area as they expired in 2015 and determined that lease acreage expiring in 2016 outside our core area will not be renewed. Exploration expense in 2015 also included well location cost incurred on which operations have been suspended.

The decrease in exploration expenses in 2014 compared to 2013 was attributable primarily to lower lease amortization costs primarily associated with expiring leases in our Eagle Ford Shale Trend acreage of $10.2 million, lower seismic costs of $1.5 million and lower dry hole costs of $4.4 million.

	Year Ended December 31,				Year Ended December 31,
(in thousands)	2015	2014	Variance		2014	2013	Variance
Depreciation, depletion & amortization	$79,339	$135,716	$(56,377)	(42)%	$135,716	$135,357	$359	0%
Impairment	452,037	331,931	120,106	36%	331,931	—	331,931	100%
General & administrative	27,702	33,728	(6,026)	(18)%	33,728	34,069	(341)	(1%)
(Gain) loss on sale of assets	(53,451)	3,499	(56,950)	NM	3,499	(107)	3,606	NM

	Year Ended December 31,				Year Ended December 31,
Per Boe	2015	2014	Variance		2014	2013	Variance
Depreciation, depletion & amortization	$29.75	$32.40	$(2.65)	(8)%	$32.40	$29.22	$3.18	11%
Impairment	$169.52	79.25	$90.27	114%	$79.25	—	79.25	100%
General & administrative	$10.39	8.05	$2.34	29%	$8.05	7.38	0.67	9%
(Gain) loss on sale of assets	$(20.04)	0.84	$(20.88)	NM	$0.84	—	0.84	NM

NM – Not meaningful.

Depreciation, Depletion & Amortization (“DD&A”)

DD&A expense decreased in 2015 compared to 2014, due to the sale of our Eagle Ford Shale Trend producing properties in September 2015, the absence of our East Texas assets sold in December 2014 and the effect of the asset impairments taken in 2014 which lowered 2015 DD&A rates. The decreases from the sold properties were partially offset by a 19% increase in TMS production volumes associated with the continued development of the TMS play in 2015.

DD&A expense for 2014 was slightly higher than 2013. The increase in production volumes and DD&A rates associated with the continued development of the TMS was offset by lower DD&A rates in our Eagle Ford Shale Trend properties.  TMS production increased to 18% of total production volumes in 2014 compared to 4% of total production volumes in 2013.

Impairment

We recorded asset impairment expense of $452.0 million in 2015. The decline in oil and natural gas prices precipitated the loss of estimated proved reserves for our oil and natural gas producing properties. Additionally, the prospect of lower future prices has raised substantial doubt about our ability to continue as a going concern consequently all estimated proved undeveloped reserves have been excluded from our estimated total proved reserves as of December 31, 2015 and the carrying cost of the related undeveloped leasehold was impaired in 2015.  We impaired our carrying cost in our Haynesville Shale Trend by $135.6 million and our TMS properties by $310.2 million during the third and fourth quarters of 2015.

We recorded impairment expense of $331.9 million for the year ended December 31, 2014. The majority of the impairment expense, or $244.8 million, was recorded during the fourth quarter of 2014 and was related to our Eagle Ford Shale Trend properties. The impairment was driven by declining crude oil prices. In addition, we recorded $85.3 million of impairment expense during the third quarter of 2014 for properties that were sold in December 2014. We did not record impairment expense in 2013.

General and Administrative Expense (“G&A”)

G&A expense decreased in 2015 compared to 2014. The decrease stems from lower compensation expense, professional fees and share based compensation. We have reduced our staff headcount by more than 30% from year-end 2014 levels during 2015. The higher rate per Boe for 2015 reflects a 37% reduction in oil and natural gas production during 2015. Share-based compensation expense, which is a non-cash item, for 2015 totaled $6.7 million, a $2.9 million decrease from the 2014 total.

Although the rate per Boe increased, G&A expense decreased slightly in 2014 compared to 2013. Lower compensation expense and restructuring costs were partially offset by increased share based compensation. The higher rate per Boe reflects decreased natural gas production in 2014. Share based compensation expense, which is a non-cash item, totaled $9.6 million, a $1.9 million increase over 2013 share based compensation expense. The increase in share based compensation reflects higher amortization expense associated with restricted stock awards to key employees.

(Gain) loss on Sale of Assets

In 2015 we recognized a $53.5 million gain on sale of assets.  The 2015 gain is almost entirely associated with the sale of our proved reserves and a portion of the associated leasehold in the Eagle Ford Shale Trend located in La Salle and Frio counties in south Texas.

We recorded a $3.5 million loss on the sale of our interests in the Beckville, North Minden and West Brachfield fields located in Panola and Rusk counties, Texas in 2014.

Other Income (Expense)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Other Income (Expense):
Interest expense	$(54,807)	$(47,829)	$(51,187)
Interest income and other	—	90	101
Gain (loss) on derivatives not designated as hedges	7,367	49,423	(702)
Gain on extinguishment of debt	62,555	—	(7,088)
Income tax benefit (expense)	—	—	—
Average funded borrowings adjusted for debt discount	579,393	554,095	552,935
Average funded borrowings	579,722	559,616	567,494

Interest Expense

The increase in interest expense for 2015 is primarily the result of the issuance of $100 million in 8.0% Second Lien Notes in March 2015, the 2032 Exchange Notes in September 2015 and the 8.875% Second Lien Notes issued in October 2015. These increases were partially offset by decreases in interest expense for the 2029 Notes, 2019 Notes and 2032 Notes as a result of the 2014 note repurchases and 2015 note exchanges. Non-cash interest of $12.4 million is included in the interest expense reported for the year ended 2015 compared to $10.0 million for the year ended 2014. The increase in non-cash interest reflects the debt discount amortization on the 8.0% Second Lien Notes issued in March 2015.

Our interest expense decreased in 2014 compared to 2013 as a result the reduction in our effective interest rate due to the exchange of our 2029 Notes for our 2032 Notes that occurred in the second half of 2013. Also impacting the decline of interest expense was the Company repurchasing $45.1 million of the 2029 Notes on October 1, 2014. Non-cash interest of $10.0 million is included in the interest expense reported for the year 2014.

Gain (loss) on Derivatives Not Designated as Hedges

We produce and sell oil and natural gas into a market where prices are historically volatile. We enter into swap contracts, swaptions or other derivative agreements from time to time to manage our exposure to commodity price risk for a portion of our production. We do not designate our derivatives as hedges; consequently the settlements and changes in fair value are included in our Consolidated Statement of Operations.

Gain on derivatives was $7.4 million for 2015.  The gain includes net cash receipts of $54.3 million off set by the decrease in the fair value of $46.9 million. There were no natural gas derivative contract settlements during 2015.  The decrease in the fair value consists of a $0.5 million gain on our natural gas derivatives and a $47.4 million loss on our oil derivatives. The decrease in fair value of our oil derivatives reflects settled contracts and the ultimate expiration of all of our oil derivative contracts in December 2015.  The gain on our the natural gas derivative contracts is reflective of the portion of such contracts that expired during 2015 and the decline in natural gas futures prices in the latter half of 2015.

Gain on derivatives was $49.4 million for 2014. The gain includes $46.0 million representing the change in the fair value of our oil and natural gas derivative contracts and net cash receipts of $3.4 million on the settlement of our oil and natural gas derivatives. The change in fair value of our derivative contracts consisted of a $50.4 million gain on our oil derivatives and a $4.4 million loss on our natural gas derivatives. The increase in fair value of our oil derivatives reflects the decrease in futures prices for the period.

Loss on derivatives was $0.7 million for 2013. The loss includes net cash settlement payments of $3.8 million and an increase in the fair value of our oil and natural gas derivative contracts of $3.1 million. The increase in fair value of our derivative contracts reflects the lower average futures strip prices at December 31, 2012 as compared to December 31, 2013 in addition to the expiration of the oil swaption contract.

We will continue to be exposed to volatility in earnings resulting from changes in the fair value of our commodity contracts when we do not designate these contracts as hedges.

Gain(loss) on Extinguishment of Debt

On October 1, 2015 we exchanged $158.2 million of our 2019 Notes for $75.0 million of new 8.875% Second Lien Notes. We accounted for this transaction as a troubled debt restructure and recognized a gain on extinguishment of debt of $62.6 million.

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

On October 1, 2013, we exchanged $57.4 million of our 2029 Notes for $57.0 million of new 2032 Notes. We retired the 2029 Notes with a carrying value of $54.3 million and expensed unamortized debt issuance cost of $0.3 million, offset by $9.9 million attributable to the fair value of the equity portion of the 2029 Notes. The 2032 Notes had a fair value of $66.2 million, which resulted in a loss of on extinguishment of debt of $2.3 million.

Income Tax Benefit

We recorded no income tax benefit for the years 2015, 2014 and 2013. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of December 31, 2015.

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

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net loss (US GAAP)	$(479,424)	$(353,136)	$(95,186)
Depreciation, depletion and amortization	79,339	135,716	135,357
Exploration Expense	41,783	6,206	22,774
Impairment	452,037	331,931	—
(Gain) loss on extinguishment of debt	(62,555)	—	7,088
Stock based compensation	6,689	9,555	7,680
Interest expense	54,807	47,829	51,187
(Gain) loss on derivatives not designated as hedges	(7,367)	(49,423)	702
Net cash received (paid) in settlement of derivative instruments	54,274	3,417	(3,786)
Other items (1)	(52,327)	7,202	(299)
Adjusted EBITDAX	$87,256	$139,297	$125,517

(1)	Other items include interest income and other, gain/loss on sale of assets, income taxes and other expense.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of cash during 2015 were cash flow from operating activities, proceeds from our common stock offering, proceeds from our second lien note issuances, borrowings under our Senior Credit Facility and proceeds from the sale of our Eagle Ford Shale Trend producing properties. We used cash in 2015 to fund our capital spending program, pay down debt, pay interest on outstanding debt, and pay preferred stock dividends.

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

We have in place a Senior Credit Facility with a syndicate of U.S. and international lenders. As of December 31, 2015, we had a $75.0 million borrowing base with $27.0 million in outstanding borrowings and $11.8 million of cash. Our borrowing base was reduced to $47 million on January 6, 2016. Total lender commitments were reduced to $40.3 million on March 29, 2016. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. We were not in compliance with existing covenants under the Senior Credit Facility at December 31, 2015. See “Senior Credit Facility” below for further information.

The following section discusses significant sources and uses of cash for the three-year period ending December 31, 2015. Forward-looking information related to our liquidity and capital resources are discussed above in “Key Developments”.

Capital Resources

Although we have taken many steps in 2015 to conserve capital and enhance our liquidity, we do not anticipate that our cash on hand, cash from operations and our available borrowing capacity under our Senior Credit Facility will be sufficient to meet our investing, financing, and working capital requirements in 2016. The sustained continuation of depressed commodity price levels will result in financial results that could violate a financial covenant despite the flexibility we have obtained under the revised debt covenants under the Senior Credit Facility. This could prevent us from accessing our borrowings available under the Senior Credit Facility.

The table below summarizes the sources of cash during 2015, 2014 and 2013:

	Year Ended December 31,			Year Ended December 31,
Cash flow statement information:	2015	2014	Variance	2014	2013	Variance
	(In thousands)
Net Cash:
(Used in) provided by operating activities	$(17,011)	$121,731	$(138,742)	$121,731	$71,405	$50,326
Used in investing activities	(4,874)	(268,420)	263,546	(268,420)	(250,654)	(17,766)
Provided by financing activities	33,659	97,477	(63,818)	97,477	227,281	(129,804)
Increase (decrease) in cash and cash equivalents	$11,774	$(49,212)	$60,986	$(49,212)	$48,032	$(97,244)

At December 31, 2015, we had a working capital deficit of $9.5 million and no long-term debt.

Cash Flows

Year ended December 31, 2015 Compared to Year ended December 31, 2014

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers of our cash flow from operations. Changes in working capital also impact cash flows. Net cash used in operating activities for 2015 totaled $17.0 million, down $138.7 million from net cash provided by operating in 2014. Operating cash flows before working capital changes decreased to $43.2 million in 2015 from $96.2 million in 2014 reflecting the absence of cash flows from natural gas properties sold in December 2014, lower commodity prices and the absence of cash flows from our Eagle Ford Shale Trend properties that we sold in September 2015. The change in working capital in 2015 reflects the use of $60.2 million in cash in the wind down of our drilling activity. Comparatively, working capital provided $25.5 million in cash in 2014, reflecting the timing of our payments.

Investing activities: Net cash used in investing activities was $4.9 million for the year ended December 31, 2015, compared to $268.4 million for the year ended December 31, 2014. While we booked capital expenditures of approximately $85.5 million in 2015, we paid out cash amounts totaling $118.4 million in 2015. The difference is attributed to $33.8 million accrued at December 31, 2014 and paid in 2015 and offset by $0.9 million in drilling and completion costs accrued at December 31, 2015. Capital expenditures in 2015 were offset by the receipt of $113.5 million in net proceeds, primarily from the sale of our Eagle Ford Shale Trend producing properties.

We conducted drilling and completion operations on 5 gross wells in 2015 compared to 30 gross wells in 2014. Of the $118.4 million cash spent in 2015, $106.4 million was for drilling and completion activities (of which $32.9 million related to 2014 wells); $4.3 million was for leasehold acquisition, $1.8 million for facilities and infrastructure and $5.9 million for capital workovers. Of the $322.3 million cash spent in 2014, $289.4 million was for drilling and completion activities (of which $21.5 million related to 2013 wells); $23.2 million was for leasehold acquisition, $3.3 million for facilities and infrastructure, $5.7 million for capital workovers and $0.7 million for furniture, fixtures and equipment.

Financing activities: Net cash provided in financing activities for 2015 consisted of net proceeds from the issuance of 8.0% Second Lien Notes of $100.0 million and net proceeds from the sale of common stock of $47.5 million partially offset by net repayments of borrowings under the Senior Credit Facility of $94.0 million, preferred stock dividends of $14.9 million and debt issuance cost of $4.4 million. We had $27.0 million in borrowings outstanding under our Senior Credit Facility as of December 31, 2015.

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

Investing activities: Net cash used in investing activities was $268.4 million for the year ended December 31, 2014, compared to $250.7 million for the year ended December 31, 2013. While we booked capital expenditures of approximately $332.9 million in 2014, we paid out cash amounts totaling $322.3 million in 2014. The difference is attributable to $22.5 million accrued at December 31, 2013 and paid in 2014 and a $0.7 million non-cash adjustment to exploration expense offset by $33.8 million in drilling and completion costs accrued at December 31, 2014. Capital expenditures in 2014 were offset by the receipt of $53.9 million in net proceeds, primarily from the sale of non-core assets located in east Texas.

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

Debt consisted of the following balances as of the dates indicated (in thousands):

	December 31, 2015			December 31, 2014
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$27,000	$27,000	$27,000	$121,000	$121,000	$121,000
8.0% Second Lien Senior Secured Notes due 2018 (2)	100,000	88,971	14,512	—	—	—
8.875% Second Lien Senior Secured Notes due 2018	75,000	91,364	7,586	—	—	—
8.875% Senior Notes due 2019	116,828	116,828	9,346	275,000	275,000	136,125
3.25% Convertible Senior Notes due 2026	429	429	64	429	429	353
5.0% Convertible Senior Notes due 2029 (3)	6,692	6,692	67	6,692	6,692	3,480
5.0% Convertible Senior Notes due 2032 (4)	98,664	96,694	6,923	170,770	165,504	87,093
5.0% Convertible Exchange Senior Notes due 2032	26,849	42,625	26,649	—	—	—
Total debt	$451,462	$470,603	$92,147	$573,891	$568,625	$348,051

(1)

The carrying amount for the Senior Credit Facility represents fair value as the variable interest rates are reflective of current market conditions. The fair values of the notes were obtained by direct market quotes within Level 1 of the fair value hierarchy. The fair value of our Second Lien Notes and 2032 Exchange Notes were obtained using a discounted cash flow model within Level 3 of the fair value hierarchy. Level 1 and Level 3 of the fair value hierarchy are defined in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)

The debt discount is being amortized using the effective interest rate method based upon a two and a half year term through September 1, 2017, the first repurchase date applicable to the 8.0% Second Lien Notes. The debt discount as of December 31, 2015 was $11.0 million.

(3)	The debt discount was amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was fully amortized as of December 31, 2014.
(4)

The debt discount is being amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The debt discount was $2.0 million and $5.3 million as of December 31, 2015 and December 31, 2014, respectively.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount, accretion and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates) for the years ended:

	December 31, 2015		December 31, 2014		December 31, 2013
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$4,308	5.1%	$3,943	5.2%	$3,936	5.3%
8.0% Second Lien Senior Secured Notes due 2018	11,515	16.4%	—	—	—	—
8.875% Second Lien Senior Secured Notes due 2018	2,333	*	—	—	—	—
8.875% Senior Notes due 2019	21,668	9.2%	25,308	9.2%	25,308	9.2%
3.25% Convertible Senior Notes due 2026	13	3.3%	14	3.3%	14	3.3%
5.0% Convertible Senior Notes due 2029	335	5.0%	4,363	11.0%	17,400	11.4%
5.0% Convertible Senior Notes due 2032	12,495	8.6%	14,201	8.7%	4,529	8.8%
5.0% Convertible Exchange Senior Notes due 2032	2,088	*	—	—	—	—
Other	52	*	—	—	—	—
Total	$54,807		$47,829		$51,187

* - Not meaningful

Senior Credit Facility

Total lender commitments under the Senior Credit Facility are subject to a borrowing base limitation, which as of December 31, 2015 was $75 million. Our borrowing base was further reduced to $47 million on January 6, 2016. Total lender commitments were reduced to $40.3 million on March 29, 2016. Pursuant to the terms of the Senior Credit Facility borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. As of December 31, 2015, we had $27.0 million outstanding under the Senior Credit Facility.

In February 2015, we entered into the Thirteenth Amendment with an effective date of February 26, 2015. On the effective date, the Thirteenth Amendment reduced our borrowing base to $200 million and extended the maturity of the Senior Credit Facility to February 24, 2017. In March 2015, we closed on $100 million of 8.0% Second Lien Notes, which was used to pay down the amount drawn on our Senior Credit Facility.  Our borrowing base was further reduced to $150 million upon the funding of the 8.0% Second Lien Notes. On September 4, 2015, we closed on the sale of our Eagle Ford Shale Trend assets at which time the borrowing base was reduced to $105 million. In October 2015, we entered into the Fourteenth Amendment to the Senior Credit Facility (the “Fourteenth Amendment”) with an effective date of October 1, 2015. On the effective date, the Fourteenth Amendment reduced our borrowing base to $75 million in conjunction with the exchange of $158.2 million of our 2019 Notes for the issuance of $75.0 million of 8.875% Second Lien Notes. Our borrowing base was further reduced to $47 million on January 6, 2016. Interest on revolving borrowings under the Senior Credit Facility, as amended, accrues at a rate calculated, at our option, at the bank base rate plus 1.25% to 2.25% or LIBOR plus 2.25% to 3.25%, depending on borrowing base utilization. Substantially all of our assets are pledged as collateral to secure the Senior Credit Facility.

On October 1, 2015, the Company entered into the Fourteenth Amendment to the Senior Credit Facility. The Fourteenth Amendment includes the following key elements: (i) reduces the borrowing base to $75 million on October 1, 2015; (ii) permits the Company to refinance the 2019 Notes by issuing second lien or third lien debt (provided that the principal amount of third lien debt may not exceed $50 million); (iii) requires the Company to mortgage all of its oil and gas properties that constitute proved reserves; and (iv) authorizes the administrative agent under the Senior Credit Facility to enter into an amended and restated intercreditor agreement setting forth the priority of the liens securing the obligations under the Senior Credit Facility, the notes issued pursuant to the indentures of the Second Lien Notes and any third lien facility that the Company may enter into after the date hereof.

On November 3, 2015, the Company entered into the Fifteenth Amendment to the Senior Credit Facility (the “Fifteenth Amendment”) with an effective date of November 3, 2015. The Fifteenth Amendment includes the following key elements: (i) affirms the borrowing base as $75 million, which constitutes the October 1 redetermination; (ii) requires the Company to mortgage all of its owned real property in the Eagle Ford Shale Trend, the TMS and the Hayesville Shale Trend; and (iii) authorizes the administrative agent under the Senior Credit Facility to enter into an amended and restated intercreditor agreement setting forth the priority of the liens securing the obligations under the Senior Credit Facility, the notes issued pursuant to the indentures of the Second Lien Notes and any third lien facility that the Company may enter into after the effective date.

The Fifteenth Amendment also revised the Senior Credit Facility to include the following provisions and covenants: (i) no-hoarding provision of a maximum cash balance of $15 million at any time; (ii) no borrowed proceeds to make any payment on or redeem any capital or junior debt; (iii) restricts the ability to declare, pay or distribute dividends on our preferred capital stock consistent with the terms of the 8.0% Second Lien Notes and the 8.875% Second Lien Notes; and (iv) accelerated the next redetermination date to January 1, 2016.

The terms of the Senior Credit Facility require us to maintain certain covenants. Capitalized terms used here, but not defined, have the meanings assigned to them in the Senior Credit Facility. The primary financial covenants under the Fifteenth Amendment to the Senior Credit Facility, included:

•	Current Ratio of 1.0/1.0;
•

Interest Coverage Ratio of EBITDAX to interest expense of not less than 1.25/1.0 for the trailing four quarters EBITDAX. The interest for such period to apply solely to the cash portion of interest expense; and

•	Maximum First Lien Debt no greater than 1.25 times EBITDAX for the trailing four quarters.

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

On March 29, 2016, the Company entered into the Sixteenth Amendment to the Senior Credit Facility (the “Sixteenth Amendment”). The Sixteenth Amendment includes the following key elements: (i) reduces total lender commitments to $40.3 million on March 29, 2016; (ii) the Company agrees not to request any borrowings, issue any new letters of credit or increase an existing letter of credit under the Senior Credit Facility before April 16, 2016; and (iii) requires that all letters of credit (except the letter of credit for the benefit of one specific vendor) expire at or prior to the earlier of (A) one year after the date of issuance or (B) five business days prior to February 24, 2017.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Per the terms of our agreement, we are in default under our Senior Credit Facility. As a result of the default, we are unable to make further draws on the Senior Credit Facility unless the default is waived by the lenders under our Senior Credit Facility. We are currently in discussions with the lenders under our Senior Credit Facility regarding a waiver of this requirement. If we do not obtain a waiver of this requirement within 15 days, an event of default will exist under the Senior Credit Facility and the lenders under the Senior Credit Facility will be able to accelerate the repayment of debt under the Senior Credit Facility. Any acceleration of our debt obligations would result in a potential foreclosure on the collateral securing the Senior Credit Facility.

We elected to exercise our right to a grace period with respect to interest payments due on our 2019 Notes, our 8.0% Second Lien Notes and our 8.875% Second Lien Notes. The interest payments were due on March 15, 2016. Additionally, we have announced our intention to elect the right to a grace period with respect to interest payments due on, our 2029 Notes, our 2032 Notes and 2032 Exchange Notes. The interest payments are due on April 1, 2016. The grace periods permit us 30 days to make such interest payments before an event of default occurs under the indentures. Although, an event of default has not yet occurred, US GAAP requires us to classify all the related outstanding debt as a current liability. As a result, we are not in compliance with the Current Ratio covenant under the Senior Credit Facility as of December 31, 2015.

As stated previously, without the restructuring of our current obligations under our existing outstanding debt and preferred stock instruments, we anticipate that we will violate the First Lien Debt to EBITDAX financial covenant ratio under the Senior Credit Facility at the end of the third quarter of 2016. We could request a waiver of this covenant violation; however, there is no assurance a waiver will be granted. If a waiver is not granted, we would be in default under the Senior Credit Facility and the lenders under the Senior Credit Facility will be able to accelerate the repayment of debt under the Senior Credit Facility. Any acceleration of our debt obligations would result in a potential foreclosure on the collateral securing the Senior Credit Facility. The obligation to repay all such amounts could force us to seek bankruptcy protection. This factor, among other factors, raises substantial doubt about our ability to continue as a going concern.

8.0% Second Lien Senior Secured Notes due 2018

On March 12, 2015, we sold 100,000 units (the “Units”), each consisting of a $1,000 aggregate principal amount at maturity of our 8.0% Second Lien Notes and one warrant to purchase 48.84 shares of our $0.20 par value common stock. The 8.0% Second Lien Notes are guaranteed by our subsidiary that also guarantees our Senior Credit Facility. The Company received proceeds, before offering expenses payable by the Company, of $100 million from the sale of the Units. The proceeds from the issuance of the 8.0% Second Lien Notes were used to repay borrowings under the Senior Credit Facility and for general corporate purposes. The 8.0% Second Lien Notes are secured on a senior second-priority basis by liens on certain assets of the Company and its subsidiary that secures our Senior Credit Facility, which liens are subject to an inter-creditor agreement in favor of the lenders under the Senior Credit Facility. The 8.0% Second Lien Notes mature on March 15, 2018. If the aggregate principal amount outstanding on the 2032 Notes on August 1, 2017 is more than $25.0 million then the outstanding amount of the 8.0% Second Lien Notes shall be due on September 1, 2017.  Interest on the 8.0% Second Lien Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015.

We may redeem all or a portion of the 8.0% Second Lien Notes at redemption prices (expressed as percentages of principal amount) equal to (i) 106% for the twelve-month period beginning on March 15, 2016 and (ii) 100% on or after March 15, 2017, in each case plus accrued and unpaid interest to the redemption date.  Prior to March 15, 2016, we may redeem the 8.0% Second Lien Notes at a customary “make-whole” premium.

The indenture governing the 8.0% Second Lien Notes restricts our ability and the ability of certain of our subsidiaries to: (i) incur additional debt; (ii) make certain dividends or pay dividends or distributions on our capital stock or purchase, redeem or retire such capital stock or our unsecured debt; (iii) sell assets, including the capital stock of our restricted subsidiaries; (iv) pay dividends or other payments of our restricted subsidiaries; (v) create liens that secure debt; (vi) enter into transactions with affiliates and (vii) merge or consolidate with another company. These covenants are subject to a number of important exceptions and qualifications.  At any time when the 8.0% Second Lien Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the indenture governing the 8.0% Second Lien Notes) has occurred and is continuing, many of these covenants will terminate.

The 8.0% Second Lien Notes and the warrants became separately transferable on June 4, 2015 when a registration statement related to the resale of the warrants was declared effective by the SEC. The warrants are exercisable upon payment of the exercise price of $4.664 or convertible on a cashless basis as set forth in the agreement governing the warrants. Any warrants not exercised by March 12, 2025 will expire.

In connection with the 8.0% Second Lien Notes, we entered into a registration rights agreement that provides holders of the 8.0% Second Lien Notes certain rights relating to registration of the 8.0% Second Lien Notes under the Securities Act of 1933, as amended (the “Securities Act”).  Pursuant to the registration rights agreement, the Company is obligated to file an exchange offer registration statement with the SEC with respect to an offer to exchange the 8.0% Second Lien Notes for substantially identical notes that are registered under the Securities Act. We agreed to commence the exchange offer promptly after the exchange offer registration statement was declared effective by the SEC and use our reasonable best efforts to complete the exchange offer not later than 60 days after such effective date. Under certain circumstances, in lieu of a registered exchange offer, we agreed to file a shelf registration statement with respect to the 8.0% Second Lien Notes. If the exchange offer was not completed on or before March 12, 2016, or the shelf registration statement, if required, was not declared effective within the time periods specified in the Registration Rights Agreement, we agreed to pay additional interest with respect to the 8.0% Second Lien Notes in an amount of 0.25% of the principal amount of the 8.0% Second Lien Notes per year for the first 90 days following such failure, increasing by 0.25% for each additional 90 days and not to exceed 1.00% of the principal amount per year, until the exchange offer is completed or the shelf registration statement is declared effective.  As of the date of this filing, neither an exchange offer nor shelf registration statement for the 8.0% Second Lien Notes had been filed with the SEC.

We separately accounted for the liability and equity components of our 8.0% Second Lien Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 8.0% Second Lien Notes using a discount rate of 32% on the date of issuance. We attributed $78.7 million of the 8.0% Second Lien Notes relative fair value to the debt component, which compared to the face value results in a debt discount of $15.4 million. Additionally, we recorded $15.4 million within additional paid-in capital representing the equity component of the 8.0% Second Lien Notes. We have also identified an embedded derivative associated with the 8.0% Second Lien Notes stemming from the length of time between the maturity date of March 15, 2018 and the put date of September 1, 2017. We valued the embedded derivative at $5.9 million using the discounted cash flow method on the date of issuance. The fair value of the embedded derivative was $5.1 million as of December 31, 2015 and is included in the carrying amount of the 8.0% Second Lien Notes. The embedded derivative feature is recorded at fair value each reporting period. The debt discount is being amortized using the effective interest rate method through September 1, 2017 along with the applicable debt issuance costs.  A debt discount of $11.0 million remains to be amortized on the 8.0% Second Lien Notes as of December 31, 2015.

8.875% Second Lien Senior Secured Notes due 2018

On October 1, 2015, we closed on a privately-negotiated exchange agreement under which we retired, in two tranches, $158.2 million in principal of our 2019 Notes for $75.0 million in principal of 8.875% Second Lien Notes. The first tranche exchanged $81.7 million of 2019 Notes for $36.8 million of 8.875% Second Lien Notes. The second tranche exchanged $76.5 million of 2019 Notes for $38.2 million of 8.875% Second Lien Notes which also included the issuance of 38,250 warrants. Each warrant is entitled to purchase approximately 156.9 shares of our $0.20 par value common stock for $1.00 per share. The 8.875% Second Lien Notes are secured on a senior second-priority basis by liens on certain assets of the Company and its subsidiary that secures our Senior Credit Facility, which liens are subject to an inter-creditor agreement in favor of the lenders under the Senior Credit Facility. The new 8.875% Second Lien Notes have a maturity date of March 15, 2018. If the aggregate principal amount outstanding on the 2032 Notes on August 1, 2017 is more than $25.0 million then the outstanding amount of the 8.875% Second Lien Notes shall be due on September 1, 2017. Interest on the 8.875% Second Lien Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2016.

We may redeem all or a portion of the 8.875% Second Lien Notes at redemption prices (expressed as percentages of principal amount) equal to (i) 106% for the twelve-month period beginning on March 15, 2016 and (ii) 100% on or after March 15, 2017, in each case plus accrued and unpaid interest to the redemption date.  Prior to March 15, 2016, we may redeem the 8.875% Second Lien Notes at a customary “make-whole” premium.

The 8.875% Second Lien Notes contain a number of covenants including restrictions on (i) the incurrence of indebtedness similar to the restrictions in the Company’s 8.875% Senior Notes due 2019, (ii) the incurrence of liens including prior liens securing indebtedness in an amount in excess of the greater of $150 million and the borrowing base under Senior Credit Facility, equally ranking liens securing indebtedness in an amount (including the 8.875% Second Lien Notes) of more than $75 million, and junior liens securing indebtedness in an amount of more than $50 million, and (iii) restricted payments including the purchase or repayment of unsecured indebtedness prior to its scheduled maturity.

The indenture governing contains customary events of default. If an event of default, as defined, occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the 8.875% Second Lien Notes then outstanding may, and the trustee at the request of such holders shall, declare all unpaid principal and accrued and unpaid interest on the 8.875% Second Lien Notes to be due and payable immediately, by a notice in writing to the us. In the case of an event of default arising out of certain bankruptcy events, as defined, the principal and accrued and unpaid interest, on the New Notes will automatically become due and payable without any declaration or other act on the part of the trustee or any holders.

The 8.875% Second Lien Notes and the warrants will not be separately transferable until the earlier of (i) 60 days after the date on which the Warrants are originally issued or (ii) in the event of the occurrence of a change of control, as defined in the governing indenture. At such time, the warrants will become convertible on a cashless basis as set forth in the warrant agreement. Any warrants not exercised in ten years from the date of issuance will expire.

We accounted for this transaction as a troubled debt transaction pursuant to guidance provided by FASB Accounting Standards Codification (“ASC”) section 470-60 “Troubled Debt Restructurings by Debtors.” We have determined that the prospective undiscounted cash flows from the 8.875% Second Lien Notes through their maturity did not exceed the adjusted carrying amount of the retired 2019 Notes, consequently a gain of $62.6 million was recognized for this exchange. Accordingly, on the date of the exchange, a carrying amount of $91.4 million was recorded as a liability and we recorded $2.5 million in Additional paid in capital representing the fair value of the warrants issued.

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

As described above, on October 1, 2015, we closed a privately-negotiated exchange under which we retired, in two tranches, $158.2 million in aggregate original principal amount of our outstanding 2019 Notes in exchange for the issuance of $75.0 million in aggregate original principal amount of our 8.875% Second Lien Notes and 38,250 warrants. Following this exchange, approximately $116.8 million aggregate original principal amount of the 2019 Notes remain outstanding with terms unchanged.

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

On September 8, 2015, we closed a privately-negotiated exchange under which we retired $55.0 million in aggregate original principal amount of our outstanding 2032 Notes in exchange for our issuance of the 2032 Exchange Notes in an aggregate original principal amount of approximately $27.5 million. On October 14, 2015, we closed an additional privately-negotiated exchange under which we retired approximately $17.1 million in aggregate original principal amount of our outstanding 2032 Notes in exchange for our issuance of additional 2032 Exchange Notes in an aggregate original principal amount of approximately $8.5 million. As of December 31, 2015, $94.2 million in aggregate principal amount of the 2032 Notes remained outstanding with terms unchanged. See the description of the 2032 Exchange Notes below.

Many terms of the 2032 Notes remain the same as the 2029 Notes they replaced, including the 5.0% annual cash interest rate and the conversion rate of 28.8534 shares of our common stock per $1,000 principal amount of 2032 Notes (equivalent to an initial conversion price of approximately $34.6580 per share of common stock), subject to adjustment in certain circumstances.

Unlike the 2029 Notes, the principal amount of the 2032 Notes accretes at a rate of 2% per year commencing August 26, 2013, compounding on a semi-annual basis, until October 1, 2017. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into our common stock. Holders have the option to require us to purchase any outstanding 2032 Notes on each of October 1, 2017, 2022 and 2027, at a price equal to 100% of the principal amount plus the accretion thereon. Accretion of principal is and will be reflected as a non-cash component of interest expense on our consolidated statement of operations during the term of the 2032 Notes. We recorded $2.9 million and $3.4 million of accretion in the years ended December 31, 2015 and 2014, respectively.

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

We separately accounted for the liability and equity components of our 2032 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 2032 Notes using an effective interest rate of 8%. We attributed $158.8 million of the fair value to the 2032 Note debt component which compared to the face results in a debt discount of $7.5 million which will be amortized through the first put date of October 1, 2017. Additionally, we recorded $24.4 million within additional paid-in capital representing the equity component of the 2032 Notes. A debt discount of $2.0 million remains to be amortized on the 2032 Notes as of December 31, 2015.

5.0% Convertible Exchange Senior Notes due 2032

On September 8, 2015, we closed a privately-negotiated exchange under which we retired $55.0 million in principal amount of outstanding 2032 Notes in exchange for our issuance of approximately $27.5 million in aggregate original principal amount of 2032 Exchange Notes. On October 14, 2015, we closed an additional privately-negotiated exchange under which we retired approximately $17.1 million in aggregate original principal amount of our outstanding 2032 Notes in exchange for our issuance of additional 2032 Exchange Notes in an aggregate original principal amount of approximately $8.5 million. Many terms of the 2032 Exchange Notes remain the same as the 2032 Notes they replaced, including the 5.0% annual cash interest rate and the final maturity date of October 1, 2032.

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

Like the 2032 Notes, the principal amount of the 2032 Exchange Notes will accrete at a rate of 2% per year from August 26, 2013, compounding on a semi-annual basis, until October 1, 2018. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into our common stock. Holders have the option to require us to purchase any outstanding 2032 Exchange Notes on each of October 1, 2018, October 1, 2022 and October 1, 2027, at a price equal to 100% of the accreted principal amount thereof, plus accrued and unpaid interest on the original principal amount thereof.  We have the right to redeem the 2032 Exchange Notes on or after October 1, 2017, at a price equal to 100% of the accreted principal amount thereof, plus accrued but unpaid interest on the original principal amount thereof. The 2032 Exchange Notes also provide us with the option to convert the 2032 Exchange Notes in whole or in part, prior to maturity, into the underlying common stock, provided the trading price of our common stock exceeds 125% of the then applicable conversion price for at least 20 trading days in any 30 trading day period. The initial conversion rate is 500 shares of common stock per $1,000 principal amount of 2032 Exchange Notes, subject to adjustment. Upon conversion, we must deliver, at our option, either (1) a number of shares of our common stock determined as set forth in the indenture related to the 2032 Exchange Notes, or (2) a combination of cash and shares of our common stock, if any.

We accounted for these transactions as troubled debt transactions pursuant to guidance provided by FASB Accounting Standards Codification (“ASC”) section 470-60 “Troubled Debt Restructurings by Debtors”. We have determined that the prospective undiscounted cash flows from the 2032 Exchange Notes through their maturity exceed the adjusted carrying amount of the retired 2032 Notes, consequently a gain on extinguishment of debt was not recognized for these exchanges. Accordingly, on the date of the September 8, 2015 exchange, a carrying amount of $45.2 million remained as a liability and we recorded $10.1 million to additional paid in capital representing the net fair value of the convert feature. On the date of the October 14, 2015 exchange, a carrying amount of $14.8 million remained as a liability and we recorded $2.5 million to additional paid in capital representing the net fair value of the convert feature. An annual discount rate of 1.3% and 1.4%, respectively, will be used to amortize the liability until maturity on October 1, 2032. From September 8, 2015 to December 31, 2015, holders converted an aggregate amount of $17.1 million of 2032 Exchange Notes into our common stock. As of December 31, 2015, $42.2 million aggregate principal amount of the 2032 Exchange Notes remained outstanding.

3.25% Convertible Senior Notes Due 2026

At December 31, 2015, $0.4 million of our 2026 Notes remained outstanding. Holders may present to us for redemption the remaining outstanding 2026 Notes on December 1, 2016 and December 1, 2021.

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

5.375% Series B Cumulative Convertible Preferred Stock

During 2005 and 2006 we issued a total of 2,250,000 shares of our Series B Preferred Stock. Each share of the Series B Preferred Stock has a liquidation preference of $50 per share, aggregating to $112.5 million, and bears a dividend of 5.375% per annum. Dividends are payable quarterly in arrears. On December 18, 2015, holders of the Series B Preferred Stock exchanged 758,434 shares of Series B Preferred Stock for 910,112 depositary shares of our new Series E Preferred Stock in conjunction with a tender offer. Holders that participated in the Series E Preferred Stock exchange forfeited any claim to all dividends in arrears and any unpaid dividends through the settlement date of the exchange tender offer. As of December 31, 2015 there were $2.0 million of Series B Preferred Stock dividends in arrears. We are not in a position to declare or issue any dividends due to a lack of surplus as defined under Delaware state law.

10% Series C Cumulative Preferred Stock

In April 2013, we issued $110 million of Series C Preferred Stock and received $105.4 million in net proceeds from the sale. The sale consisted of 4,400,000 depositary shares each representing a 1/1000th ownership interest in a share of Series C Preferred Stock, par value $1.00 per preferred share with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering. On December 18, 2015, holders of the Series C Preferred Stock exchanged 1,274,932 depositary shares of Series C Preferred Stock for 1,274,932 depositary shares of our new Series E Preferred Stock in conjunction with a tender offer. Holders that participated in the Series E Preferred Stock exchange forfeited any claim to all dividends in arrears and any unpaid dividends through the settlement date of the exchange tender offer. As of December 31, 2015 there were $3.9 million of Series C Preferred Stock dividends in arrears. We are not in a position to declare or issue any dividends due to a lack of surplus as defined under Delaware state law.

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

9.75% Series D Cumulative Preferred Stock

In August 2013, we issued $130 million of Series D Preferred Stock and received $124.9 million net proceeds from the sale. The sale consisted of 5,200,000 depositary shares each representing a 1/1000th ownership interest in a share of Series D Preferred Stock, par value $1.00 per preferred share with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering. On December 18, 2015, holders of the Series D Preferred Stock exchanged 1,463,759 depositary shares of Series D Preferred Stock for 1,463,759 depositary shares of our new Series E Preferred Stock in conjunction with a tender offer. Holders that participated in the Series E Preferred Stock exchange forfeited any claim to all dividends in arrears and any unpaid dividends through the settlement date of the exchange tender offer. As of December 31, 2015 there were $4.6 million of Series D Preferred Stock dividends in arrears. We are not in a position to declare or issue any dividends due to a lack of surplus as defined under Delaware state law.

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

10% Series E Cumulative Convertible Preferred Stock

In conjunction with a tender offer that settled on December 18, 2015 we issued 3,648,803 depositary shares of Series E Preferred Stock in exchange for 758,434 shares of Series B Preferred Stock, 1,274,932 depositary shares of Series C Preferred Stock and 1,463,759 depositary shares of Series D Preferred Stock.

The Series E Preferred Stock ranks senior to our common stock and on parity with our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up. The Series E Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with certain changes of control.

The Series E Preferred Stock is convertible into shares of our $0.20 per share par value common stock at any time during the life of the security. The conversion rate will initially be 5.00 shares of common stock per depositary share of Series E Preferred Stock, which is equivalent to a conversion price of approximately $2.00 per share of common stock. Upon conversion of the Series E Preferred Stock, we may choose to deliver the conversion value to holders in cash, shares of our common stock, or a combination of cash and shares of our common stock.

Holders of shares of our Series E Preferred Stock are entitled to receive, when and if declared by our board of directors out of funds legally available for payment, cumulative dividends at the rate per annum of 10.00% per share on the liquidation preference thereof of $10.00 per share of our Series E Preferred Stock (equivalent to $1.00 per annum per share). Dividends on our Series E Preferred Stock are payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2016, at such annual rate, and shall accumulate from the most recent date as to which dividends shall have been paid whether or not in any dividend period or periods there have been funds legally available for the payment of such dividends. Accumulations of dividends on shares of our Series E Preferred Stock will not bear interest. We are currently not in a position to declare or issue any dividends due to a lack of surplus as defined under Delaware state law.

Dividends on the Series E Preferred Stock may be paid in cash, by delivery of shares of common stock, or through any combination of cash and common stock. If we elect to make any such payment, or any portion thereof, in shares of common stock, such shares shall be valued for such purpose, in the case of any dividend payment, at 95% of the market value as determined on the second trading day immediately prior to the record date for such dividend; provided that in no event shall such shares be valued less than $0.70 per share for such purpose.

We may not redeem the Series E Preferred Stock prior to April 10, 2018. At any time or from time to time on or after April 10, 2018 we may, at our option, redeem the Series E Preferred Stock, in whole or in part, upon not less than 30 nor more than 60 days’ notice, out of funds legally available therefore, at a redemption price equal to the $10.00 liquidation preference per share of the Series E Preferred Stock plus an amount equal to accumulated and unpaid dividends (whether or not declared), if any.

On or after the date of issuance, we may, at our option, cause the Series E Preferred Stock to be automatically converted into that number of shares of common stock that are issuable at the then-prevailing conversion rate. We may exercise our option to automatically convert the Series E Preferred Stock only if the closing price of our common stock equals or exceeds 150% of the then prevailing conversion price of the Series E Preferred Stock for at least twenty trading days in a period of thirty consecutive trading days. In addition, if there are fewer than 50,000 shares of Series E Preferred Stock outstanding, we may, at any time, at our option, cause the Series E Preferred Stock to be automatically converted into that number of shares of common stock equal to $10.00 (the liquidation preference per share of Series E Preferred Stock) divided by the lesser of the then prevailing conversion price and the market value of our common stock for the five (5) trading day period ending on the second trading day immediately prior to the date we exercise our option to cause the Series E Preferred Stock to be automatically converted. We may choose to deliver the conversion value in connection with a conversion to investors in cash, shares of common stock, or a combination of cash and common stock.

For additional information on our debt and equity instruments, see Note 4—Debt and Note 7—Stockholders’ Equity in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Future Commitments

The table below (in thousands) provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2015. In addition to the contractual obligations presented in the table below, our Consolidated Balance Sheet at December 31, 2015 reflects accrued interest on our bank debt of $6.6 million payable in the first half of 2016. For additional information see Note 4—Debt and Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Payment due by Period
	Note	Total	2016	2017	2018	2019	2020 and After
Debt (1)	4	$429,468	$429,468	$—	$—	$—	$—
Interest on notes	4	76,725	31,363	30,941	11,984	2,437	—
Office space leases		5,449	1,381	1,430	1,479	1,159	—
Office equipment leases		194	117	77	—	—	—
Operations contracts		8,193	8,174	19	—	—	—
Transportation contracts		1,000	1,000	—	—	—	—
Total contractual obligations (2)		$521,029	$471,503	$32,467	$13,463	$3,596	$—

(1)

As stated previously, all debt outstanding as of December 31, 2015 has been classified as a current liability. For additional information see Note 4—Debt in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The holders of the 8.0% Second Lien Notes and 8.875% Second Lien Notes may requires us to repurchase the notes on September 1, 2017. The 2026 Notes have a provision at the end of years five, ten and 15, for the investors to demand payment on these dates; the first such date was December 1, 2011; all but the remaining $0.4 million were redeemed. The next ‘put’ date for the remaining 2026 Notes is December 1, 2016. The 2029 Notes have a provision by which on or after October 1, 2015, we may redeem all or a portion of the 2029 Notes for cash and the investors may require us to repurchase the 2029 Notes on each of October 1, 2015, 2019 and 2024; all but the remaining $6.7 million were redeemed. The 2032 Notes have a provision by which on or after October 1, 2017, we may redeem all or a portion of the 2032 Notes for cash and the investors may require us to repurchase the 2032 Notes on each of October 1, 2017, 2022 and 2027. The balance outstanding under our Senior Credit Facility is not included as it is revolving debt. The future dates used herein are based on the assumption we will continue as a going concern.

(2)

This table does not include the estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $3.7 million as of December 31, 2015. We record a separate liability for the fair value of this asset retirement obligation. See Note 3—Asset Retirement Obligations in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Form 10-K.

Summary of Critical Accounting Policies and Estimates

The following summarizes several of our critical accounting policies. See a complete list in Note 1—Description of Business and Accounting Policies in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

While the estimates of our proved reserves at December 31, 2015 included in this report have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the SEC rules, those estimates could differ materially from our actual results.

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

Fair Value Measurement

Fair value is defined by Accounting Standards Codification (“ASC”) 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We carry our derivative instruments at fair value and measure their fair value by applying the income approach provided for ASC 820, using Level 2 inputs based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our credit worthiness or that of our counterparties. We carry our oil and natural gas properties held for use at historical cost or their estimated fair value if an impairment has been identified. We use Level 3 inputs, which are unobservable data such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices to determine the fair value of our oil and natural gas properties in determining impairment. We carry cash and cash equivalents, account receivables and payables at carrying value which represent fair value because of the short-term nature of these instruments. For definitions for Level 1, Level 2 and Level 3 inputs see Note 1—Description of Business and Accounting Policies in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Impairment of Properties

We monitor our long-lived assets recorded in oil and natural gas properties in the Consolidated Balance Sheets to ensure that they are not overstated. We must evaluate our properties for potential impairment when certain indicators or circumstances indicate that the carrying value of an asset may not be recoverable from future cash flows. Performing these evaluations requires a significant amount of judgment since the results are based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable proved and probable oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, the availability of capital to develop proved undeveloped reserves and future inflation levels. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or natural gas, unfavorable adjustments to reserves or other changes to contracts, environmental regulations or tax laws. We cannot predict the amount of impairment charges that may be recorded in the future.

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

Accounting for uncertainty in income taxes requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 1—Description of Business and Accounting Policies—Income Taxes and Note 6—Income Taxes in the Notes to Consolidated Financial Statements in “Item 8— Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

New Accounting Pronouncements

See Note 1—Description of Business and Accounting Policies—New Accounting Pronouncements in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

For information regarding our accounting policies and additional information related to our derivative and financial instruments, see Note 1—Description of Business and Accounting Policies, Note 8—Derivative Activities and Note 4—Debt in the Notes to Consolidated Financial Statements in “Item 8— Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Commodity Price Risk

Our most significant market risk relates to fluctuations in natural gas and crude oil prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. Furthermore, additional non-cash write-downs of our oil and natural gas properties may be required if future commodity prices experience further sustained and significant declines. Below is a sensitivity analysis of our commodity-price-related derivative instruments.

We had derivative instruments in place to reduce the price risk associated with production in 2015 of approximately 3,500 Bbls per day of crude oil as of December 31, 2015. At December 31, 2015, we had a de minimis liability derivative position related to natural gas derivative instruments. We do not enter into derivatives instruments for trading purposes. Utilizing actual derivative contractual volumes, a hypothetical 10% increase in underlying commodity prices would have increased the derivative liability position, while a hypothetical 10% decrease in underlying commodity prices would have decreased the derivative liability. The aforementioned decrease and increase in the derivative liability position would be de minimis to our consolidated financial statements as of December 31, 2015. Furthermore, a gain or loss would be substantially offset by an increase or decrease, respectively, in the actual sales value of production covered by the derivative instruments.

Interest Rate Risk

As of December 31, 2015, we had $27.0 million outstanding variable-rate debt and $423.2 million of principal fixed-rate debt. To the extent we incur borrowings under our Senior Credit Facility our exposure to variable interest rates will increase. In the past, we have entered into interest rate swaps to help reduce our exposure to interest rate risk, and we may seek to do so in the future if we deem appropriate. As of December 31, 2015, we had no interest rate swaps.

Credit Risks

Our exposure to non-payment or non-performance by our customers and counterparties presents a credit risk. Generally, non-payment or non-performance results from a customer’s or counterparty’s inability to satisfy obligations. We monitor the creditworthiness of our customers and counterparties and established credit limits according to our credit policies and guidelines. We have the ability to require cash collateral as well as letters of credit from our financial counterparties to mitigate our exposure above assigned credit thresholds. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. We may also be exposed to credit risk due to the concentration of our customers in the energy industry, as our customers may be similarly affected by prolonged changes in economic and industry conditions, or by the sale our oil and natural gas production to a limited number of purchasers.

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

We assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included on page 63.

Management of Goodrich Petroleum Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Goodrich Petroleum Corporation

We have audited Goodrich Petroleum Corporation and subsidiary’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Goodrich Petroleum Corporation and subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report On Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Goodrich Petroleum Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Goodrich Petroleum Corporation and subsidiary and our report dated March 30, 2016 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Goodrich Petroleum Corporation and subsidiary’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Houston, Texas

March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Goodrich Petroleum Corporation

We have audited the accompanying consolidated balance sheets of Goodrich Petroleum Corporation and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations, cash flows, and stockholders’ equity/(deficit), for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodrich Petroleum Corporation and subsidiary at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has near term liquidity constraints and is not in compliance with their Current Ratio covenant that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Goodrich Petroleum Corporation and subsidiary’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 30, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 30, 2016

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,782	$8
Accounts receivable, trade and other, net of allowance	1,255	12,993
Accrued oil and natural gas revenue	3,421	15,128
Fair value of oil and natural gas derivatives	—	47,444
Inventory	5,652	1,383
Prepaid expenses and other	1,119	1,340
Total current assets	23,229	78,296
PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	974,012	1,478,042
Furniture, fixtures and equipment	7,592	7,645
	981,604	1,485,687
Less: Accumulated depletion, depreciation and amortization	(911,072)	(871,082)
Net property and equipment	70,532	614,605
Fair value of oil and natural gas derivatives	—	—
Deferred tax assets	26	16,488
Deferred financing cost and other	5,186	12,749
TOTAL ASSETS	$98,973	$722,138
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$19,673	$86,823
Accrued liabilities	12,508	54,143
Asset retirement obligation	83	145
Deferred tax liabilities current	26	16,488
Fair value of oil and natural gas derivatives	30	102
Current portion of debt	470,603	—
Total current liabilities	502,923	157,701
Long term debt	—	568,625
Asset retirement obligation	3,645	6,365
Fair value of oil and natural gas derivatives	—	464
Transportation obligation	—	4,127
Other non-current liability	490	630
Total liabilities	507,058	737,912
Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred stock: 10,000,000 shares $1.00 par value authorized:
Series B cumulative convertible preferred stock, issued and outstanding 1,491,459 and 2,250,000 shares, respectively	1,491	2,250
Series C cumulative preferred stock, issued and outstanding 3,125 and 4,400 shares, respectively	3	4
Series D cumulative preferred stock, issued and outstanding 3,736 and 5,200 shares, respectively	4	5
Series E cumulative preferred stock, issued and outstanding 3,553 and zero shares, respectively	4	—
Common stock: $0.20 par value, 150,000,000 shares authorized, issued and outstanding 63,910,300 and 45,105,205 shares, respectively	12,782	9,021
Treasury stock (173,440 and zero shares, respectively)	(41)	—
Additional paid in capital	1,069,673	1,066,770
Retained earnings (accumulated deficit)	(1,492,001)	(1,093,824)
Total stockholders’ equity/(deficit)	(408,085)	(15,774)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$98,973	$722,138

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2015	2014	2013
REVENUES:
Oil and natural gas revenues	$79,077	$208,544	$202,557
Other	(1,427)	9	738
	77,650	208,553	203,295
OPERATING EXPENSES:
Lease operating expense	15,522	29,525	27,293
Production and other taxes	4,639	9,905	9,812
Transportation and processing	4,663	9,070	10,498
Depreciation, depletion and amortization	79,339	135,716	135,357
Exploration	41,783	6,206	22,774
Impairment	452,037	331,931	—
General and administrative	27,702	33,728	34,069
(Gain) loss on sale of assets	(53,451)	3,499	(107)
Other	(45)	3,793	(91)
	572,189	563,373	239,605
Operating loss	(494,539)	(354,820)	(36,310)
OTHER INCOME (EXPENSE):
Interest expense	(54,807)	(47,829)	(51,187)
Interest income and other	—	90	101
Gain (loss) on derivatives not designated as hedges	7,367	49,423	(702)
Gain (loss) on extinguishment of debt	62,555	—	(7,088)
	15,115	1,684	(58,876)
Loss before income taxes	(479,424)	(353,136)	(95,186)
Income tax benefit	—	—	—
Net loss	(479,424)	(353,136)	(95,186)
Preferred stock ,net (See Note 7)	(69,544)	29,722	18,604
Net loss applicable to common stock	$(409,880)	$(382,858)	$(113,790)
PER COMMON SHARE
Net loss applicable to common stock—basic	$(7.28)	$(8.62)	$(2.99)
Net loss applicable to common stock—diluted	$(7.28)	$(8.62)	$(2.99)
Weighted average common shares outstanding—basic	56,315	44,402	38,098
Weighted average common shares outstanding—diluted	56,315	44,402	38,098

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(479,424)	$(353,136)	$(95,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	79,339	135,716	135,357
(Gain) loss on derivatives not designated as hedges	(7,367)	(49,423)	702
Net cash received (paid) in settlement of derivative instruments	54,274	3,417	(3,786)
Impairment	452,037	331,931	—
Exploration costs	7,404	785	4,728
Amortization of leasehold costs	32,209	3,108	13,675
Share based compensation (non-cash)	6,689	9,555	7,680
(Gain) loss on sale of assets	(53,451)	3,499	(107)
(Gain) loss on extinguishment of debt	(62,555)	—	7,088
Amortization of finance cost and debt discount	12,415	9,979	12,745
Material inventory write-down	1,168	—	—
Amortization of transportation obligation	469	804	1,226
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	11,573	(9,881)	3,965
Income taxes receivable/payable	—	—	—
Accrued oil and natural gas revenue	11,707	3,540	(401)
Inventory	(5,822)	693	126
Prepaid expenses and other	785	1,279	386
Accounts payable	(70,993)	35,694	(22,543)
Accrued liabilities	(7,468)	(5,829)	5,750
Net cash (used in) provided by operating activities	(17,011)	121,731	71,405
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(118,407)	(322,352)	(251,103)
Proceeds from sale of assets	113,533	53,932	449
Net cash used in investing activities	(4,874)	(268,420)	(250,654)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(332,500)	(255,000)	(382,800)
Proceeds from bank borrowings	238,500	376,000	287,800
Proceeds from preferred stock offering	—	—	230,625
Proceeds from equity offering	47,480	—	166,149
Proceeds from Second Lien Notes	100,000
Principal payments of long-term debt	(88)
Note conversions	(434)
Repurchase of convertible notes	—	(45,124)	—
Debt issuance costs	(4,027)	(649)	(4,636)
Preferred stock dividends	(14,861)	(29,722)	(18,604)
Cash restricted for repurchase of convertible notes	—	51,816	(51,816)
Exercise of stock options and warrants	—	140	807
Other	(411)	16	(244)
Net cash provided by (used in) financing activities	33,659	97,477	227,281
Increase (decrease) in cash and cash equivalents	11,774	(49,212)	48,032
Cash and cash equivalents, beginning of period	8	49,220	1,188
Cash and cash equivalents, end of period	$11,782	$8	$49,220
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$22,279	$39,169	$38,087
Cash paid during the year for taxes	$—	$—	$—

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(In Thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Retained Earnings/	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	(Deficit)	Equity/(Deficit)
Balance at January 1, 2013	2,250	$2,250	36,758	$7,352	$648,458	(77)	$(639)	$(597,176)	$60,245
Net loss	—	—	—	—	—	—	—	(95,186)	(95,186)
Equity portion of convertible notes redeemed	—	—	—	—	4,398	—	—	—	4,398
Employee stock plans	—	—	594	119	7,561	—	—	—	7,680
Director stock grants	—	—	47	9	637	—	—	—	646
Repurchases of stock	—	—	—	—	—	(3)	(74)	—	(74)
Options exercised	—	—	41	8	799	—	—	—	807
Preferred stock offering	9	9	—	—	230,616	—	—	—	230,625
Equity offering	—	—	6,900	1,380	164,769	—	—	—	166,149
Retirement of stock	—	—	(81)	(16)	(697)	80	713	—	—
Other	—	—	—	—	(163)	—	—	—	(163)
Dividends	—	—	—	—	—	—	—	(18,604)	(18,604)
Balance at December 31, 2013	2,259	$2,259	44,259	$8,852	$1,056,378	—	$—	$(710,966)	$356,523
Net loss	—	—	—	—	—	—	—	(353,136)	(353,136)
Employee stock plans	—	—	802	160	9,395	—	—	—	9,555
Director stock grants	—	—	38	8	858	—	—	—	866
Options exercised	—	—	6	1	139	—	—	—	140
Dividends	—	—	—	—	—	—	—	(29,722)	(29,722)
Balance at December 31, 2014	2,259	$2,259	45,105	$9,021	$1,066,770	—	$—	$(1,093,824)	$(15,774)
Net loss	—	—	—	—	—	—	—	(479,424)	(479,424)
Employee stock plans	—	—	870	174	6,515	—	—	—	6,689
Note conversions	—	—	5,209	1,042	15,595	—	—	—	16,637
Preferred stock exchange	(757)	(757)	—	—	(94,923)	—	—	—	(95,680)
Director stock grants	—	—	249	50	635	—	—	—	685
Repurchases of stock	—	—	—	—	—	(173)	(41)	—	(41)
Equity offering	—	—	12,000	2,400	45,080	—	—	—	47,480
Preferred stock conversions	—	—	477	95	(149)	—	—	—	(54)
Warrant issuance	—	—	—	—	17,473	—	—	—	17,473
Convertible note issuance	—	—	—	—	12,677	—	—	—	12,677
Dividends	—	—	—	—	—	—	—	81,247	81,247
Balance at December 31, 2015	1,502	$1,502	63,910	$12,782	$1,069,673	(173)	$(41)	$(1,492,001)	$(408,085)

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business, Management Plan and Accounting Policies

Goodrich Petroleum Corporation (together with its subsidiary, “we,” “our,” or the “Company”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i)  Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale Trend (“TMS”), (ii) Northwest Louisiana and East Texas, which includes the Haynesville Shale, and (iii) South Texas, which includes the Eagle Ford Shale Trend.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern As a result, we are in default of an affirmative covenant under our Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”). As a result of the default, we are unable to make further draws on the Senior Credit Facility unless the default is waived by the lenders under our Senior Credit Facility. We are currently in discussions with the lenders under our Senior Credit Facility regarding a waiver of this requirement. If we do not obtain a waiver of this requirement within 15 days, an event of default will exist under the Senior Credit Facility and the lenders under the Senior Credit Facility will be able to accelerate the repayment of debt under the Senior Credit Facility.

We elected to exercise our right to a grace period with respect to interest payments due on our 2019 Notes, our 8.0% Second Lien Notes and our 8.875% Second Lien Notes. The interest payments were due on March 15, 2016. Additionally, we have announced our intention to elect the right to a grace period with respect to interest payments due on, our 2029 Notes, our 2032 Notes and 2032 Exchange Notes. The interest payments are due on April 1, 2016. The grace periods permit us 30 days to make such interest payments before an event of default occurs under the indentures. Though, an event of default has not yet occurred, accounting principles generally accepted in the United States (“US GAAP”) requires us to classify all the related outstanding debt as a current liability. As a result, we are not in compliance with the Current Ratio covenant under the Senior Credit Facility as of December 31, 2015.

Liquidity and Capital Resources—We are an exploration and production Company with interests in non-conventional oil shale properties that require large investments of capital to develop.  Our immediate capital resources to develop our properties come from cash on hand, operating cash flows and borrowings on our Senior Credit Facility. The significant and sustained decline in crude oil prices and to a lesser extent the continued depressed natural gas prices has negatively impacted our cash flows that enable us to invest in and maintain our properties and service our long term obligations.

We have taken the following steps in 2015 and 2016 to mitigate the effects of lower crude oil prices on our operations and conserve capital:

1.	Reduced our capital expenditures for 2015 as compared to 2014.
2.	Extended the maturity of our Senior Credit Facility to February 24, 2017.
3.	Received proceeds of $100 million from the issuance of 8.0% Second Lien Senior Secured Notes due 2018 (the “8.0% Second Lien Notes”).
4.	Received net proceeds of $47.5 million from the sale of 12,000,000 shares of our common stock to the public.
5.	Reduced staff headcount by more than 50% from year-end 2014 levels thereby reducing expenses.
6.

Closed the sale of proved reserves and a portion of the associated leasehold in the Eagle Ford Shale Trend in September 2015 for proceeds of $110.0 million. The proceeds were used to pay off borrowings under the Senior Credit Facility.

7.

Exchanged an aggregate of $72.1 million of our 5.0% Senior Convertible Notes due 2032 (the “2032 Notes”) for $36.0 million of new 5.0% Convertible Exchange Senior Notes due 2032 (the “2032 Exchange Notes”)

8.

Exchanged $158.2 million of our 8.875% Senior Notes due 2019 (the “2019 Notes”) for $75.0 million of 8.875% Second Lien Notes due 2018 (the “8.875% Second Lien Notes” and, together with the 8.0% Second Lien Notes, the “Second Lien Notes”)

9.	Suspended all preferred stock dividend payments beginning in the third quarter of 2015 due to a lack of surplus as defined under Delaware state law and to conserve capital.
10.

We retired 758,434 shares of our 5.375% Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”), 1,274,932 depositary shares of our 10% Series C Cumulative Preferred Stock (the “Series C Preferred Stock”) and 1,463,759 depositary shares of our 9.75% Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) for

3,648,803 depositary shares of our newly issued 10% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”). The 10% Series E Preferred Stock is convertible into our common stock and dividends, when declared, will be paid at our option in cash, our $0.20 par value common stock or any combination of the two.

11.	In January 2016, we initiated the Recapitalization Plan (see below).

Recapitalization Plan

In response to the decline of our operating cash flow, on January 26, 2016, the Company launched a comprehensive plan to reduce its cost structure and improve its operating results, cash flow from operations, liquidity and financial condition (the “Recapitalization Plan”). The Recapitalization Plan consists of the following transactions:

•

Offers to exchange (the “Preferred Stock Exchange Offers”) any and all of the shares of the Company’s outstanding Series B Preferred Stock, any and all of the depositary shares representing the Company’s outstanding Series C Preferred Stock, any and all of the depositary shares representing the Company’s outstanding Series D Preferred Stock and any and all of the depositary shares representing the Company’s outstanding Series E Preferred Stock for newly issued shares of the Company’s common stock ;

•

Offers to exchange (the “Unsecured Notes Exchange Offers”) any and all of the Company’s outstanding 2019 Notes, 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”), 5.0% Convertible Senior Notes due 2029 (the “2029 Notes”), 2032 Notes and 2032 Exchange Notes for newly issued shares of the Company’s common stock ;

•

Private negotiations with holders of its Second Lien Notes to offer to exchange (the “Second Lien Exchange Offers” and, together with the Preferred Stock Exchange Offers and the Unsecured Notes Exchange Offers, the “Exchange Offers”) its outstanding Second Lien Notes for new notes with materially identical terms except that interest thereon may be either (a) paid at the Company’s option, in cash or in-kind or (b) deferred for some period of time (up to maturity);

•

Upon completion of the Exchange Offers, the Company plans to amend its 2006 Long-Term Incentive Plan (the “2006 Plan”) to increase the number of shares of common stock available for delivery pursuant to awards under the 2006 Plan and issue approximately 27.1 million restricted shares of common stock pursuant to the 2006 Plan to its existing management and employees.

If successful, the Recapitalization Plan will have several positive effects on the Company’s capital structure and the holders of  our common stock, including: (i) the reduction in debt and preferred liquidation preference versus substantial dilution to the Company’s outstanding common stock expected to result from the Recapitalization Plan; (ii) the reduction of the Company’s fixed dividend obligations and the increase in the percentage of its capitalization that is common stock; (iii) the simplification of the Company’s capital structure and the elimination of the market overhang caused by the outstanding Preferred Stock and the liquidation preferences of the Preferred Stock; (iv) expected improvements in institutional investor interest in the Company’s common stock following the Recapitalization Plan due to an improved balance sheet and (v) the increased ability of the Company to address its near-term liquidity needs, including the material reduction of cash interest expense on the Company’s secured debt obligations and the increased likelihood of attracting new capital due to a significantly improved balance sheet.

The Recapitalization Plan is intended to facilitate a proposed recapitalization of the Company in an effort to simplify its capital structure, preserve liquidity and increase its ability to comply with its debt instruments during the current decline in the oil and gas industry. The Exchange Offers are conditioned, among other things, on (i) the Company’s common shareholders approving an amendment to the Company’s Restated Certificate of Incorporation increasing the number of authorized shares of common stock to 400 million (the “Authorized Share Amendment Proposal”) and (ii) the satisfaction of certain minimum participation thresholds according to the terms of each of the Exchange Offers. The Company will hold a special meeting of stockholders on March 31, 2016 to approve the Authorized Share Amendment Proposal.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

Given the downturn in oil and natural gas prices, we expect to continue to face liquidity constraints.  Our cash flows are negatively impacted by lower realized oil and natural gas sales prices. As of December 31, 2015 we no longer had any oil derivative contracts in place. Given the current oil futures pricing, we currently have limited hedging opportunities; as a result, we do not anticipate having in place any derivative positions with respect to our 2016 anticipated oil and condensate sales volumes and thus expect further deteriorating realized sale prices if oil prices do not improve.

The significant decline in oil and natural gas prices also increases the uncertainty as to the impact of commodity prices on our estimated proved reserves. We are unable to predict future commodity prices with any greater precision than the futures market.  The prolonged period of depressed commodity prices has significantly impacted our estimated proved reserves as of December 31, 2015.  Future declines in commodity prices and estimated proved reserves could lead to further reductions of our borrowing base under the Senior Credit Facility. Such reductions could prevent us from borrowing additional amounts under the Senior Credit Facility or, if the borrowing base were to be reduced below the then-outstanding borrowings, could require us to repay the shortfall and could otherwise limit our ability to obtain alternative financing. In addition, if downward revisions of proved reserves occur in the future, we could have further increases in our DD&A rates and additional oil and natural gas property impairment charges. We are unable to predict the timing and amount of future reserve revisions, nor the impact such revisions may have on our future DD&A rates or oil and natural gas property impairments.

Without the restructuring of our current obligations under our existing outstanding debt and preferred stock instruments, we anticipate that we will violate the First Lien Debt to EBITDAX financial covenant ratio under the Senior Credit Facility at the end of the third quarter of 2016. We could request a waiver of this covenant violation; however, there is no assurance a waiver will be granted. If a waiver is not granted, we would be in default under the Senior Credit Facility and all amounts outstanding under the Senior Credit Facility would be immediately due and payable. The obligation to repay all such amounts could force us to seek bankruptcy protection.

Collectively, the factors discussed above raise substantial doubt about our ability to continue as a going concern. Furthermore, if we are unable to restructure our current obligations under our existing outstanding debt and preferred stock instruments, and address near-term liquidity needs, we may need to seek relief under the U.S. Bankruptcy Code. This relief may include: (i) seeking bankruptcy court approval for the sale or sales of some, most or substantially all of the Company’s assets pursuant to section 363(b) of the U.S. Bankruptcy Code and a subsequent liquidation of the remaining assets in the bankruptcy case; (ii) pursuing a plan of reorganization (where votes for the plan may be solicited from certain classes of creditors prior to a bankruptcy filing) that the Company would seek to confirm (or “cram down”) despite any classes of creditors who reject or are deemed to have rejected such plan; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks.

Principles of Consolidation—The consolidated financial statements of the Company are included in this Annual Report on Form 10-K have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with US GAAP. The consolidated financial statements include the financial statements of Goodrich Petroleum Corporation and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. Certain data in prior periods’ financial statements have been adjusted to conform to the presentation of the current period. We have evaluated subsequent events through the date of this filing.

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

We accrue a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. As of December 31, 2015 our allowance for doubtful accounts was immaterial, while at December 31, 2014 we had no allowance for doubtful accounts.

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

Exploration—Exploration expenditures, including geological and geophysical costs, delay rentals and exploratory dry hole costs are expensed as incurred. Costs of drilling exploratory wells are initially capitalized pending determination of whether proved reserves can be attributed to the discovery. If management determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are expensed. We had no capitalized exploratory well costs that were pending the determination of proved reserves as of December 31, 2015 and had $14.5 million as of December 31, 2014. During 2015 and 2014, all of the December 31, 2014 and December 31 2013 pending exploratory well costs were capitalized, respectively. During 2013 $4.4 million of the December 31, 2012 pending capitalized costs were expensed.

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
•

Level 2 Inputs—quotes which are derived principally from or corroborated by observable market data. Included in this level are our Senior Credit Facility and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counterparties; and

•

Level 3 Inputs—unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this level would be acquisitions and impairments of oil and natural gas properties, our 2032 Exchange Notes, 8.0% Second Lien Notes, the embedded derivative associated with the 8.0% Second Lien Notes (see Note 4) and 8.875% Second Lien Notes.

As of December 31, 2015 and 2014, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

	Fair Value Measurements as of December 31, 2015
	(in thousands)
Description	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements
Commodity derivatives (see Note 8)	$—	$(30)	$—	$(30)
Debt (see Note 4)	(16,336)	(27,064)	(48,747)	(92,147)
Total recurring fair value measurements	$(16,336)	$(27,094)	$(48,747)	$(92,177)
Nonrecurring Fair Value Measurements
Impaired oil and natural gas properties	$—	$—	$63,395	$63,395

Impairment —We periodically assess our long-lived assets recorded in oil and natural gas properties on the Consolidated Balance Sheets to ensure that they are not overstated or carried in excess of fair value, which is computed using level 3 inputs such as discounted cash flow models or valuations. Significant level 3 assumptions associated with discounted cash flow models or valuations used in the impairment evaluation include estimates of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data. An evaluation is performed on a field-by-field basis at least annually or whenever changes in facts and circumstances indicate that our oil and natural gas properties may be impaired.

To determine if a field is impaired, we compare the carrying value of the field to the undiscounted future net cash flows by applying management’s estimates of proved reserves, future oil and natural gas prices, future production of oil and natural gas reserves and future operating costs over the economic life of the property. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and the availability of capital to develop proved undeveloped reserves. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the field.

Fair value is estimated to be the present value of expected future net cash flows. Any impairment charge incurred is recorded in accumulated depletion, depreciation and amortization to reduce the carrying value of the field. Each part of this calculation is subject to a large degree of judgment, including the determination of the fields’ estimated reserves, future cash flows and fair value.

As of December 31, 2015, we had interests in oil and natural gas properties totaling $69.6 million, net of accumulated depletion, which we account for under the successful efforts method. The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review. Due to the uncertainty inherent in these factors, we cannot predict when or if additional future impairment charges will be recorded. We estimate future net cash flows generated from our oil and natural gas properties using forecasted oil and natural gas prices published by the New York Mercantile Exchange (“NYMEX”).

In the third and fourth quarters of 2015, the average NYMEX 5-year forward strip pricing for oil and natural gas had significantly decreased compared to year end 2014. The declines in commodity prices is an indication that the carrying amount of certain of our oil and natural gas properties may not be recoverable from future cash flows.  Our impairment analysis in the third quarter of 2015 resulted in the recording a $32.5 million impairment on certain of our natural gas properties, which reduced the impaired fields’ carrying value to an estimated fair value of $7.8 million at the end of the third quarter. During the fourth quarter of 2015, NYMEX forward 5-year strip oil prices continued to decline by an average of 16% and natural gas strip prices continued to decline by an average of 6%. The price declines in the fourth quarter of 2015 resulted in recording an additional impairment of $419.6 million on both our oil and natural gas properties. The $419.5 million impairment recognized in the fourth quarter of 2015 reduced the carrying value of the impaired fields to an estimated fair value of $63.4 million as of December 31, 2015. In the aggregate we recorded $452.0 million of impairments during 2015. For the year ended December 31, 2014 we recorded $ 331.9 million of oil and natural gas property impairments.

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

Transportation Obligation—We entered into a natural gas gathering agreement with an independent service provider, effective July 27, 2010. The agreement is scheduled to remain in effect for a period of ten years and requires the service provider to construct pipelines and facilities to connect our wells to the service provider’s gathering system in our Eagle Ford Shale Trend area of South Texas. In exchange for these services, we agreed to pay the service provider 110 percent of the total capital cost incurred by the service provider to construct new pipelines and facilities. The service provider bills us for 20 percent of the accumulated unpaid capital costs annually. This obligation was relieved upon the sale of our Eagle Ford Shale Trend properties in September 2015, however we are obligated to pay the 2015 annual billing. As a result, the transportation obligation liability was reduced to $1.0 million as of December 31, 2015. The transportation obligation liability was $5.4 million as of December 31, 2014.

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

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At December 31, 2015 and 2014, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

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

Earnings Per Share—Basic income or loss per common share is computed by dividing net income or loss available to common stockholders for each reporting period by the weighted-average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss available to common stockholders for each reporting period by the weighted average number of common shares outstanding during the period, plus the effects of potentially dilutive stock options and restricted stock calculated using the Treasury Stock method and the potential dilutive effect of the conversion of shares associated with Series B Preferred Stock, Series E Preferred Stock, 2026 Notes, 2029 Notes, 2032 Notes and the 2032 Exchange Notes.

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

Concentration of Credit Risk—Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
BP Energy Company	31%	46%	64%
Genesis Crude Oil LP	26%	11%	7%
Sunoco, Inc.	17%	5%	—

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

Guarantee—On March 2, 2011, we issued and sold $275 million aggregate principal amount of our 2019 Notes. Upon issuance of the guarantee related to the 2019 Notes, our subsidiary also became a guarantor on our outstanding 2029 Notes and our 2026 Notes, pursuant to the respective indentures governing the 2029 Notes and 2026 Notes. On August 26, 2013 and October 1, 2013, we issued $109.25 million and $57.0 million, respectively, aggregate principal amount of our 2032 Notes, which are also guaranteed by our subsidiary pursuant to the terms of the indenture governing the 2032 Notes. On March 12, 2015, we issued and sold $100 million aggregate principal amount of our 8.0% Second Lien Notes and upon issuance our subsidiary became the guarantor of the 8.0% Second Lien Notes under the governing indenture. On September 8, 2015 and October 14, 2015, we issued $27.5 million and $8.5 million, respectively, aggregate principal amount of our 2032 Exchange Notes and, upon issuance, our subsidiary became the guarantor of the 2032 Exchange Notes under the governing indenture. On October 1, 2015, we issued and sold $75 million aggregate principal amount of our 8.875% Second Lien Notes and upon issuance our subsidiary became the guarantor of the 8.875% Second Lien Notes under the governing indenture. The 2019 Notes, 2029 Notes, 2026 Notes, 2032 Notes, 8.0% Second Lien Notes, 2032 Exchange Notes, and 8.875 Second Lien Notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiary, Goodrich Petroleum Company, L.L.C.

Goodrich Petroleum Corporation, as the parent company (the “Parent Company”), has no independent assets or operations. The guarantee is full and unconditional, subject to customary exceptions pursuant to the indenture governing our 2019 Notes, 2026 Notes, 2029 Notes, 2032 Notes, 8.0% Second Lien Notes, 2032 Exchange Notes, and 8.875 Second Lien Notes, as discussed below. The Parent Company has no other subsidiaries. In addition, there are no restrictions on the ability of the Parent Company to obtain funds from its subsidiary by dividend or loan. Finally, the Parent Company’s wholly-owned subsidiary does not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the Parent Company in the form of loans, advances or cash dividends by the subsidiary without the consent of a third party.

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

Guarantees of the 8.0% Second Lien Notes and 8.875% Second Lien Notes (the “Second Lien Notes ) will be released under certain circumstances, including in the event the Subsidiary Guarantor is sold or disposed of (whether by merger, consolidation, the sale of its capital stock or the sale of all or substantially all of its assets (other than by lease)) and whether or not the Subsidiary Guarantor is the surviving entity in such transaction to a person which is not the Parent Company or a Restricted Subsidiary of the Parent Company, such Subsidiary Guarantor will be released from its obligations under its Subsidiary Guarantee if the sale or other disposition does not violate the covenants described under “Limitation on Sales of Assets and Subsidiary Stock” in the indenture governing the 8.0% Second Lien Notes. In addition, a Subsidiary Guarantor will be released from its obligations under the indenture and its guarantee if such Subsidiary Guarantor ceases to guarantee any other indebtedness of the Parent Company or a Subsidiary Guarantor, provided no Event of Default (as defined in the indenture governing the Second Lien Notes) has occurred and is continuing; or if the Parent Company designates such subsidiary as an Unrestricted Subsidiary and such designation complies with the other applicable provisions of the indenture or if such subsidiary otherwise no longer meets the definition of a Restricted Subsidiary; or in connection with any covenant defeasance, legal defeasance or satisfaction and discharge of the Second Lien Notes in accordance with the indenture.

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which seeks to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, which requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to adjust its financial statements for the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. This ASU is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, to simplify the accounting for measurement-period adjustments for an acquirer in a business combination. We are currently evaluating the provisions of ASU 2015-16 and assessing the impact, if any, it may have on our financial position and results of operations.

In August 2015, the FASB issued ASU 2015-15. The ASU incorporates the SEC staff's announcement that clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03. Therefore, debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the time of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We are currently evaluating the provisions of this ASU and assessing the impact it may have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest, which seeks to simplify presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. Entities should apply the amendments in this ASU on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. We will adopt the provisions of this ASU in 2016 and it will not have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

NOTE 2—Share-Based Compensation Plans

Overview

At our annual meeting of stockholders in May 2006, our shareholders approved our 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides for grants to officers, employees and non-employee directors. Under the 2006 Plan as amended in 2015, a maximum of 7.0 million shares are authorized for issuance as awards of restricted stock and stock options. We had 3.1 million shares of granted but unvested restricted stock and zero shares were available for future grants as of December 31, 2015.

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

The following table summarizes the pretax components of our share-based compensation programs recorded, recognized as a component of general and administrative expenses in the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Restricted stock expense	$6,689	$9,555	$7,586
Stock option expense	—	—	94
Director stock expense	754	734	568
Total share-based compensation:	$7,443	$10,289	$8,248

Stock Options

The 2006 Plan provides that the option price of shares issued be equal to the market price on the date of grant. With the exception of option grants to non-employee directors, which vest immediately, options vest ratably on the anniversary of the date of grant over a period of time, typically three years. Our stock options expire in seven or ten years after the date of grant.

Option activity under our stock option plans as of December 31, 2015, and changes during the year ended December 31, 2015 were as follows:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at January 1, 2015	690,834	$22.83	1.02	$88
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	630,834	22.35	—	—
Outstanding at December 31, 2015	60,000	$27.81	0.36	—
Exercisable at December 31, 2015	60,000	$27.81	0.36	—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the fourth quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The amount of aggregate intrinsic value will change based on the fair market value of our stock. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was less than $0.3 million. The outstanding options had no intrinsic value as of December 31, 2015.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
		(years)
$27.81	60,000	0.36	27.81	60,000	27.81
	60,000	0.36	27.81	60,000	27.81

As of December 31, 2015, all compensation cost related to the stock options has been recognized in earnings. No stock options were granted in 2015, 2014 or 2013.

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

Restricted stock activity and values under our plan for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Number of Shares Granted	Value of Shares Granted	Fair Value of Stock Vested
		(thousands)	(thousands)
2015	2,679,580	$2,525	$394
2014	1,192,114	5,368	6,425
2013	746,163	13,194	9,960

Restricted stock activity under our plan for the year ended December 31, 2015, and changes during the year then ended were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value	Total Value
			(thousands)
Unvested at January 1, 2015	1,939,940	$8.26	$16,018
Vested	(870,500)	7.84	(6,827)
Granted	2,679,580	0.94	2,512
Forfeited	(612,169)	7.57	(4,637)
Unvested at December 31, 2015	3,136,851	—	$7,066

As of December 31, 2015, total unrecognized compensation cost related to restricted stock is as follows:

	Unrecognized compensation costs	Weighted Average years to recognition
	(thousands)	(years)
December 31, 2015	$6,556	1.56

NOTE 3—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the periods ending December 31, 2015 and 2014 is as follows (in thousands):

	December 31,
	2015	2014
Beginning balance	$6,510	$20,856
Liabilities incurred	15	385
Revisions in estimated liabilities	—	53
Liabilities settled	(62)	(5)
Accretion expense	434	1,420
Dispositions (1)	(3,169)	(16,199)
Ending balance	$3,728	$6,510
Current liability	$83	$145
Long term liability	$3,645	$6,365

(1)

The majority of the 2015 dispositions represent the divestiture of our producing Eagle Ford Shale Trend properties. The majority of the 2014 dispositions represent the divestiture of our East Texas properties.

NOTE 4—Debt

Debt consisted of the following balances as of the dates indicated (in thousands):

	December 31, 2015			December 31, 2014
	Principal	Carrying Amount	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$27,000	$27,000	$27,000	$121,000	$121,000	$121,000
8.0% Second Lien Senior Secured Notes due 2018 (2)	100,000	88,971	14,512	—	—	—
8.875% Second Lien Senior Secured Notes due 2018	75,000	91,364	7,586	—	—	—
8.875% Senior Notes due 2019	116,828	116,828	9,346	275,000	275,000	136,125
3.25% Convertible Senior Notes due 2026	429	429	64	429	429	353
5.0% Convertible Senior Notes due 2029 (3)	6,692	6,692	67	6,692	6,692	3,480
5.0% Convertible Senior Notes due 2032 (4)	98,664	96,694	6,923	170,770	165,504	87,093
5.0% Convertible Exchange Senior Notes due 2032	26,849	42,625	26,649	—	—	—
Total debt	$451,462	$470,603	$92,147	$573,891	$568,625	$348,051

(1)

The carrying amount for the Second Amended and Restated Credit Agreement represents fair value as the variable interest rates are reflective of current market conditions. The fair values of the notes were obtained by direct market quotes within Level 1 of the fair value hierarchy. The fair value of our Second Lien Notes and 2032 Exchange Notes were obtained using a discounted cash flow model within Level 3 of the fair value hierarchy. Level 1 and Level 3 of the fair value hierarchy are defined in this Item 8.

(2)

The debt discount is being amortized using the effective interest rate method based upon a two and a half year term through September 1, 2017, the first repurchase date applicable to the 8.0% Second Lien Notes. The debt discount as of December 31, 2015 was $11.0 million.

(3)	The debt discount was amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was fully amortized as of December 31, 2014.
(4)

The debt discount is being amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The debt discount was $2.0 million and $ 5.3 million as of December 31, 2015 and December 31, 2014, respectively.

The following table summarizes the total interest expense for the years ended (contractual interest expense, amortization of debt discount, accretion and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates) for the years ended:

	December 31, 2015		December 31, 2014		December 31, 2013
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$4,308	5.1%	$3,943	5.2%	$3,936	5.3%
8.0% Second Lien Senior Secured Notes due 2018	11,515	16.4%	—	—	—	—
8.875% Second Lien Senior Secured Notes due 2018	2,333	*	—	—	—	—
8.875% Senior Notes due 2019	21,668	9.2%	25,308	9.2%	25,308	9.2%
3.25% Convertible Senior Notes due 2026	13	3.3%	14	3.3%	14	3.3%
5.0% Convertible Senior Notes due 2029	335	5.0%	4,363	11.0%	17,400	11.4%
5.0% Convertible Senior Notes due 2032	12,495	8.6%	14,201	8.7%	4,529	8.8%
5.0% Convertible Exchange Senior Notes due 2032	2,088	*	—	—	—	—
Other	52	*	—	—	—	—
Total	$54,807		$47,829		$51,187

* - Not meaningful

Deferred financing costs are amortized using the straight-line method through the contractual maturity dates for the Senior Credit Facility and 2019 Notes, through the first put date of September 1, 2017 for the 8.0% Second Lien Notes and through the first put date of October 1, 2017 for the 2032 Notes.

Senior Credit Facility

Total lender commitments under the Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) are subject to a borrowing base limitation, which as of December 31, 2015 was $75 million. Our borrowing base was further reduced to $47 million on January 6, 2016. Total lender commitments were reduced to $40.3 million on March 29, 2016. Pursuant to the terms of the Senior Credit Facility borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. As of December 31, 2015, we had $27.0 million outstanding under the Senior Credit Facility.

In February 2015, we entered into the Thirteenth Amendment with an effective date of February 26, 2015. On the effective date, the Thirteenth Amendment reduced our borrowing base to $200 million and extended the maturity of the Senior Credit Facility to February 24, 2017. In March 2015, we closed on $100 million of 8.0% Second Lien Notes, which was used to pay down the amount drawn on our Senior Credit Facility.  Our borrowing base was further reduced to $150 million upon the funding of the 8.0% Second Lien Notes. On September 4, 2015, we closed on the sale of our Eagle Ford Shale Trend assets at which time the borrowing base was reduced to $105 million. In October 2015, we entered into the Fourteenth Amendment to the Senior Credit Facility (the “Fourteenth Amendment”) with an effective date of October 1, 2015. On the effective date, the Fourteenth Amendment reduced our borrowing base to $75 million in conjunction with the exchange of $158.2 million of our 2019 Notes for the issuance of $75.0 million of 8.875% Second Lien Notes due 2018. Our borrowing base was reduced to $47 million on January 6, 2016. Interest on revolving borrowings under the Senior Credit Facility, as amended, accrues at a rate calculated, at our option, at the bank base rate plus 1.25% to 2.25% or LIBOR plus 2.25% to 3.25%, depending on borrowing base utilization. Substantially all of our assets are pledged as collateral to secure the Senior Credit Facility.

On October 1, 2015, the Company entered into the Fourteenth Amendment to the Senior Credit Facility. The Fourteenth Amendment includes the following key elements: (i) reduces the borrowing base to $75 million on October 1, 2015; (ii) permits the Company to refinance the 2019 Notes by issuing second lien or third lien debt (provided that the principal amount of third lien debt may not exceed $50 million); (iii) requires the Company to mortgage all of its oil and gas properties that constitute proved reserves; and (iv) authorizes the administrative agent under the Senior Credit Facility to enter into an amended and restated intercreditor agreement setting forth the priority of the liens securing the obligations under the Senior Credit Facility, the notes issued pursuant to the indentures of the Second Lien Notes and any third lien facility that the Company may enter into after the date hereof.

On November 3, 2015, the Company entered into the Fifteenth Amendment to the Senior Credit Facility (the “Fifteenth Amendment”) with an effective date of November 3, 2015. The Fifteenth Amendment includes the following key elements: (i) affirms the borrowing base as $75 million, which constitutes the October 1 redetermination; (ii) requires the Company to mortgage all of its owned real property in the Eagle Ford Shale Trend, the Tuscaloosa Marine Shale Trend and the Hayesville Shale Trend; and (iii) authorizes the administrative agent under the Senior Credit Facility to enter into an amended and restated intercreditor agreement setting forth the priority of the liens securing the obligations under the Senior Credit Facility, the notes issued pursuant to the indentures of the Second Lien Notes and any third lien facility that the Company may enter into after the effective date.

The Fifteenth Amendment also revised the Senior Credit Facility to include the following provisions and covenants: (i) no-hoarding provision of a maximum cash balance of $15 million at any time; (ii) no borrowed proceeds to make any payment on or redeem any capital or junior debt; (iii) restricts the ability to declare, pay or distribute dividends on our preferred capital stock consistent with the terms of the 8.0% Second Lien Notes and the 8.875% Second Lien Notes; and (iv) accelerated the next redetermination date to January 1, 2016

The terms of the Senior Credit Facility require us to maintain certain covenants. Capitalized terms used here, but not defined, have the meanings assigned to them in the Senior Credit Facility. The primary financial covenants under the Fifteenth Amendment to the Senior Credit Facility, included:

•	Current Ratio of 1.0/1.0;
•

Interest Coverage Ratio of EBITDAX to interest expense of not less than 1.25/1.0 for the trailing four quarters EBITDAX. The interest for such period to apply solely to the cash portion of interest expense; and

•	Maximum First Lien Debt no greater than 1.25 times EBITDAX for the trailing four quarters.

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

On March 29, 2016, the Company entered into the Sixteenth Amendment to the Senior Credit Facility (the “Sixteenth Amendment”). The Sixteenth Amendment includes the following key elements: (i) reduces total lender commitments to $40.3 million on March 29, 2016; (ii) the Company agrees not to request any borrowings, issue any new letters of credit or increase an existing letter of credit under the Senior Credit Facility before April 16, 2016; and (iii) requires that all letters of credit (except the letter of credit for the benefit of one specific vendor) expire at or prior to the earlier of (A) one year after the date of issuance or (B) five business days prior to February 24, 2017.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Per the terms of our agreement, we are in default under our Senior Credit Facility. As a result of the default, we are unable to make further draws on the Senior Credit Facility unless the default is waived by the lenders under our Senior Credit Facility. We are currently in discussions with the lenders under our Senior Credit Facility regarding a waiver of this requirement. If we do not obtain a waiver of this requirement within 15 days, an event of default will exist under the Senior Credit Facility and the lenders under the Senior Credit Facility will be able to accelerate the repayment of debt under the Senior Credit Facility. Any acceleration of our debt obligations would result in a foreclosure on the collateral securing the Senior Credit Facility.

We elected to exercise our right to a grace period with respect to the interest payments that were due on March 15, 2016 on our 2019 Notes, 8.0% Second Lien Notes and 8.875% Second Lien Notes. Additionally, we have announced our intention to elect the right to a grace period with respect to interest payments due on, our 2029 Notes, our 2032 Notes and 2032 Exchange Notes. The interest payments are due on April 1, 2016. The grace periods permit us 30 days to make such interest payments before an event of default occurs under the indentures. Although, an event of default has not yet occurred, US GAAP requires us to classify all the related outstanding debt as a current liability. As a result, we are not in compliance with the Current Ratio covenant under the Senior Credit Facility as of December 31, 2015.

As stated previously, without the restructuring of our current obligations under our existing outstanding debt and preferred stock instruments, we anticipate that we will violate the First Lien Debt to EBITDAX financial covenant ratio under the Senior Credit Facility at the end of the third quarter of 2016. We could request a waiver of this covenant violation; however, there is no assurance a waiver will be granted. If a waiver is not granted, we would be in default under the Senior Credit Facility and the lenders will be able to accelerate the repayment of debt under the Senior Credit Facility. Any acceleration of our debt obligations would result in a potential foreclosure on the collateral securing the Senior Credit Facility. The obligation to repay all such amounts could force us to seek bankruptcy protection. This factor, among other factors, raises substantial doubt about our ability to continue as a going concern.

8.0% Second Lien Senior Secured Notes due 2018

On March 12, 2015, we sold 100,000 units (the “Units”), each consisting of a $1,000 aggregate principal amount at maturity of our 8.0% Second Lien Senior Secured Notes due 2018 (the “8.0% Second Lien Notes”) and one warrant to purchase 48.84 shares of our $0.20 par value common stock. The 8.0% Second Lien Notes are guaranteed by our subsidiary that also guarantees our Senior Credit Facility. The Company received proceeds, before offering expenses payable by the Company, of $100 million from the sale of the Units. The proceeds from the issuance of the 8.0% Second Lien Notes were used to repay borrowings under the Senior Credit Facility and for general corporate purposes. The 8.0% Second Lien Notes are secured on a senior second-priority basis by liens on certain assets of the Company and its subsidiary that secures our Senior Credit Facility, which liens are subject to an inter-creditor agreement in favor of the lenders under the Senior Credit Facility. The 8.0% Second Lien Notes mature on March 15, 2018. If the aggregate principal amount outstanding on the 2032 Notes on August 1, 2017 is more than $25.0 million then the outstanding amount of the 8.0% Second Lien Notes shall be due on September 1, 2017.  Interest on the 8.0% Second Lien Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015.

We may redeem all or a portion of the 8.0% Second Lien Notes at redemption prices (expressed as percentages of principal amount) equal to (i) 106% for the twelve-month period beginning on March 15, 2016 and (ii) 100% on or after March 15, 2017, in each case plus accrued and unpaid interest to the redemption date.  Prior to March 15, 2016, we may redeem the 8.0% Second Lien Notes at a customary “make-whole” premium.

The indenture governing the 8.0% Second Lien Notes restricts our ability and the ability of certain of our subsidiaries to: (i) incur additional debt; (ii) make certain dividends or pay dividends or distributions on our capital stock or purchase, redeem or retire such capital stock or our unsecured debt; (iii) sell assets, including the capital stock of our restricted subsidiaries; (iv) pay dividends or other payments of our restricted subsidiaries; (v) create liens that secure debt; (vi) enter into transactions with affiliates and (vii) merge or consolidate with another company. These covenants are subject to a number of important exceptions and qualifications.  At any time when the 8.0% Second Lien Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the indenture governing the 8.0% Second Lien Notes) has occurred and is continuing, many of these covenants will terminate.

The 8.0% Second Lien Notes and the warrants became separately transferable on June 4, 2015 when a registration statement related to the resale of the warrants was declared effective by the SEC. The warrants are exercisable upon payment of the exercise price of $4.664 or convertible on a cashless basis as set forth in the agreement governing the warrants. Any warrants not exercised by March 12, 2025 will expire.

In connection with the 8.0% Second Lien Notes, we entered into a registration rights agreement that provides holders of the 8.0% Second Lien Notes certain rights relating to registration of the 8.0% Second Lien Notes under the Securities Act of 1933, as amended (the “Securities Act”).  Pursuant to the registration rights agreement, the Company is obligated to file an exchange offer registration statement with the SEC with respect to an offer to exchange the 8.0% Second Lien Notes for substantially identical notes that are registered under the Securities Act. We agreed to commence the exchange offer promptly after the exchange offer registration statement was declared effective by the SEC and use our reasonable best efforts to complete the exchange offer not later than 60 days after such effective date. Under certain circumstances, in lieu of a registered exchange offer, we agreed to file a shelf registration statement with respect to the 8.0% Second Lien Notes. If the exchange offer was not completed on or before March 12, 2016, or the shelf registration statement, if required, was not declared effective within the time periods specified in the Registration Rights Agreement, we agreed to pay additional interest with respect to the 8.0% Second Lien Notes in an amount of 0.25% of the principal amount of the 8.0% Second Lien Notes per year for the first 90 days following such failure, increasing by 0.25% for each additional 90 days and not to exceed 1.00% of the principal amount per year, until the exchange offer is completed or the shelf registration statement is declared effective.  As of the date of this filing, neither an exchange offer nor shelf registration statement for the 8.0% Second Lien Notes had been filed with the SEC.

We separately accounted for the liability and equity components of our 8.0% Second Lien Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 8.0% Second Lien Notes using a discount rate of 32% on the date of issuance. We attributed $78.7 million of the 8.0% Second Lien Notes relative fair value to the debt component, which compared to the face value results in a debt discount of $15.4 million. Additionally, we recorded $15.4 million within additional paid-in capital representing the equity component of the 8.0% Second Lien Notes. We have also identified an embedded derivative associated with the 8.0% Second Lien Notes stemming from the length of time between the maturity date of March 15, 2018 and the put date of September 1, 2017. We valued the embedded derivative at $5.9 million using the discounted cash flow method on the date of issuance. The fair value of the embedded derivative was $5.1 million as of December 31, 2015 and is included in the carrying amount of the 8.0% Second Lien Notes. The embedded derivative feature is recorded at fair value each reporting period. The debt discount is being amortized using the effective interest rate method through September 1, 2017 along with the applicable debt issuance costs.  A debt discount of $11.0 million remains to be amortized on the 8.0% Second Lien Notes as of December 31, 2015.

8.875% Second Lien Senior Secured Notes due 2018

On October 1, 2015, we closed on a privately-negotiated exchange agreement under which we retired, in two tranches, $158.2 million in principal of our 8.875% Senior Notes due 2019 (the “2019 Notes”) for $75.0 million in principal of 8.875% Second Lien Notes due 2018 (the “8.875% Second Lien Notes”). The first tranche exchanged $81.7 million of 2019 Notes for $36.8 million of 8.875% Second Lien Notes. The second tranche exchanged $76.5 million of 2019 Notes for $38.2 million of 8.875% Second Lien Notes which also included the issuance of 38,250 warrants. Each warrant is entitled to purchase approximately 156.9 shares of our $0.20 par value common stock for $1.00 per share. The 8.875% Second Lien Notes are secured on a senior second-priority basis by liens on certain assets of the Company and its subsidiary that secures our Senior Credit Facility, which liens are subject to an inter-creditor agreement in favor of the lenders under the Senior Credit Facility. The new 8.875% Second Lien Notes have a maturity date of March 15, 2018. If the aggregate principal amount outstanding on the 2032 Notes on August 1, 2017 is more than $25.0 million then the outstanding amount of the 8.875% Second Lien Notes shall be due on September 1, 2017. Interest on the 8.875% Second Lien Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2016.

We may redeem all or a portion of the 8.875% Second Lien Notes at redemption prices (expressed as percentages of principal amount) equal to (i) 106% for the twelve-month period beginning on March 15, 2016 and (ii) 100% on or after March 15, 2017, in each case plus accrued and unpaid interest to the redemption date.  Prior to March 15, 2016, we may redeem the 8.875% Second Lien Notes at a customary “make-whole” premium.

The 8.875% Second Lien Notes contain a number of covenants including restrictions on (i) the incurrence of indebtedness similar to the restrictions in the Company’s 8.875% Senior Notes due 2019, (ii) the incurrence of liens including prior liens securing indebtedness in an amount in excess of the greater of $150 million and the borrowing base under Senior Credit Facility, equally ranking liens securing indebtedness in an amount (including the 8.875% Second Lien Notes) of more than $75 million, and junior liens securing indebtedness in an amount of more than $50 million, and (iii) restricted payments including the purchase or repayment of unsecured indebtedness prior to its scheduled maturity.

The indenture governing contains customary events of default. If an event of default, as defined, occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the 8.875% Second Lien Notes then outstanding may, and the trustee at the request of such holders shall, declare all unpaid principal and accrued and unpaid interest on the 8.875% Second Lien Notes to be due and payable immediately, by a notice in writing to the us. In the case of an event of default arising out of certain bankruptcy events, as defined, the principal and accrued and unpaid interest, on the New Notes will automatically become due and payable without any declaration or other act on the part of the trustee or any holders.

The 8.875% Second Lien Notes and the warrants will not be separately transferable until the earlier of (i) 60 days after the date on which the Warrants are originally issued or (ii) in the event of the occurrence of a change of control, as defined in the governing indenture. At such time, the warrants will become convertible on a cashless basis as set forth in the warrant agreement. Any warrants not exercised in ten years from the date of issuance will expire.

We accounted for this transaction as a troubled debt transaction pursuant to guidance provided by FASB Accounting Standards Codification (“ASC”) section 470-60 “Troubled Debt Restructurings by Debtors.” We have determined that the prospective undiscounted cash flows from the 8.875% Second Lien Notes through their maturity did not exceed the adjusted carrying amount of the retired 2019 Notes, consequently a gain of $62.6 million was recognized for this exchange. Accordingly, on the date of the exchange, a carrying amount of $91.4 million was recorded as a liability and we recorded $2.5 million in Additional paid in capital representing the fair value of the warrants issued. On a basic and diluted loss per share basis the $62.6 million gain was $1.11 per share for the year ended December 31, 2015.

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

As described above, on October 1, 2015, we closed a privately-negotiated exchange under which we retired, in two tranches, $158.2 million in aggregate original principal amount of our outstanding 2019 Notes in exchange for the issuance of $75.0 million in aggregate original principal amount of our 8.875% Second Lien Notes and 38,250 warrants. Following this exchange, approximately $116.8 million aggregate original principal amount of the 2019 Notes remain outstanding with terms unchanged.

We may redeem all or a portion of the 2019 Notes at redemption prices (expressed as percentages of principal amount) equal to approximately (i) 104.438% for the twelve-month period beginning on March 15, 2015; (ii) 102.219% for the twelve-month period beginning on March 15, 2016 and (iii) 100.000% on or after March 15, 2017, in each case plus accrued and unpaid interest to the redemption date.

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

5% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of our 2029 Notes. The 2029 Notes mature on October 1, 2029, unless earlier converted, redeemed or repurchased. We exchanged $166.7 million of the 2029 Notes for the 2032 Notes in 2013. On October 1, 2014, we repurchased $45.1 million of the 2029 Notes using the restricted cash held in escrow for that purpose. As of December 31, 2015, $6.7 million in aggregate principal amount of the 2029 Notes remain outstanding. The 2029 Notes are convertible into shares of our common stock at a rate equal to 28.8534 shares per $1,000 principal amount of 2029 Notes (equal to an initial conversion price of approximately $34.66 per share of common stock per share). As of December 31, 2015, $6.7 million in aggregate principal amount of the 2029 Notes remain outstanding.

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

We separately accounted for the liability and equity components of our 2029 Notes in a manner that reflected our nonconvertible debt borrowing rate when interest was recognized through September 30, 2015. The debt discount was amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount on the 2029 Notes was fully amortized as of December 31, 2014.

5% Convertible Senior Notes due 2032

We entered into separate, privately negotiated exchange agreements in 2013 under which we retired $166.7 million in aggregate principal amount of our outstanding 2029 Notes in exchange for the issuance of the 2032 Notes in an aggregate principal amount of $166.3 million. The 2032 Notes will mature on October 1, 2032.

On September 8, 2015, we closed a privately-negotiated exchange under which we retired $55.0 million in aggregate original principal amount of our outstanding 2032 Notes in exchange for our issuance of the 2032 Exchange Notes in an aggregate original principal amount of approximately $27.5 million. On October 14, 2015, we closed an additional privately-negotiated exchange under which we retired approximately $17.1 million in aggregate original principal amount of our outstanding 2032 Notes in exchange for our issuance of additional 2032 Exchange Notes in an aggregate original principal amount of approximately $8.5 million. As of December 31, 2015, $94.2 million in aggregate original principal amount of the 2032 Notes remained outstanding with terms unchanged. See the description of the 2032 Exchange Notes below.

Many terms of the 2032 Notes remain the same as the 2029 Notes they replaced, including the 5.0% annual cash interest rate and the conversion rate of 28.8534 shares of our common stock per $1,000 principal amount of 2032 Notes (equivalent to an initial conversion price of approximately $34.6580 per share of common stock), subject to adjustment in certain circumstances.

Unlike the 2029 Notes, the principal amount of the 2032 Notes accretes at a rate of 2% per year commencing August 26, 2013, compounding on a semi-annual basis, until October 1, 2017. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into our common stock. Holders have the option to require us to purchase any outstanding 2032 Notes on each of October 1, 2017, 2022 and 2027, at a price equal to 100% of the principal amount plus the accretion thereon. Accretion of principal is and will be reflected as a non-cash component of interest expense on our consolidated statement of operations during the term of the 2032 Notes. We recorded $3.0 million of accretion during 2015.

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

We separately account for the liability and equity components of our 2032 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 2032 Notes using an effective interest rate of 8%. We attributed $158.8 million of the fair value to the 2032 Note to debt component which compared to the face results in a debt discount of $7.5 million which will be amortized through the first put date of October 1, 2017. Additionally, we recorded $24.4 million within additional paid-in capital representing the equity component of the 2032 Notes. A debt discount of $2.0 million remains to be amortized on the 2032 Notes as of December 31, 2015.

5.0% Convertible Exchange Senior Notes due 2032

On September 8, 2015, we closed a privately-negotiated exchange under which we retired $55.0 million in principal amount of outstanding 2032 Notes in exchange for our issuance of approximately $27.5 million in aggregate original principal amount of 2032 Exchange Notes. On October 14, 2015, we closed an additional privately-negotiated exchange under which we retired approximately $17.1 million in aggregate original principal amount of our outstanding 2032 Notes in exchange for our issuance of additional 2032 Exchange Notes in an aggregate original principal amount of approximately $8.5 million. Many terms of the 2032 Exchange Notes remain the same as the 2032 Notes they replaced, including the 5.0% annual cash interest rate and the final maturity date of October 1, 2032.

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

Like the 2032 Notes, the principal amount of the 2032 Exchange Notes will accrete at a rate of 2% per year from August 26, 2013, compounding on a semi-annual basis, until October 1, 2018. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into our common stock. Holders have the option to require us to purchase any outstanding 2032 Exchange Notes on each of October 1, 2018, October 1, 2022 and October 1, 2027, at a price equal to 100% of the accreted principal amount thereof, plus accrued and unpaid interest on the original principal amount thereof.  We have the right to redeem the 2032 Exchange Notes on or after October 1, 2017, at a price equal to 100% of the accreted principal amount thereof, plus accrued but unpaid interest on the original principal amount thereof. The 2032 Exchange Notes also provide us with the option to convert the 2032 Exchange Notes in whole or in part, prior to maturity, into the underlying common stock, provided the trading price of our common stock exceeds 125% of the then applicable conversion price for at least 20 trading days in any 30 trading day period. The initial conversion rate is 500 shares of common stock per $1,000 principal amount of 2032 Exchange Notes, subject to adjustment. Upon conversion, we must deliver, at our option, either (1) a number of shares of our common stock determined as set forth in the indenture related to the 2032 Exchange Notes, or (2) a combination of cash and shares of our common stock, if any.

We accounted for these transactions as troubled debt transactions pursuant to guidance provided by FASB Accounting Standards Codification (“ASC”) section 470-60 “Troubled Debt Restructurings by Debtors.” We have determined that the prospective undiscounted cash flows from the 2032 Exchange Notes through their maturity exceed the adjusted carrying amount of the retired 2032 Notes, consequently a gain on extinguishment of debt was not recognized for these exchanges. Accordingly, on the date of the September 8, 2015 exchange, a carrying amount of $45.2 million remained as a liability and we recorded $10.1 million to additional paid in capital representing the net fair value of the convert feature. On the date of the October 14, 2015 exchange, a carrying amount of $14.8 million remained as a liability and we recorded $2.5 million to additional paid in capital representing the net fair value of the convert feature. An annual discount rate of 1.3% and 1.4%, respectively, will be used to amortize the liability until maturity on October 1, 2032. From September 8, 2015 to December 31, 2015, holders converted an aggregate amount of $17.1 million of 2032 Exchange Notes into our common stock. As of December 31, 2015, $42.6 million aggregate principal amount of the 2032 Exchange Notes remained outstanding.

3.25% Convertible Senior Notes Due 2026

At December 31, 2015, $0.4 million of the 2026 Notes remained outstanding. Holders may present to us for redemption the remaining outstanding 2026 Notes on December 1, 2016 and December 1, 2021.

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

NOTE 5—Loss Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the years ended December 31, 2015, 2014 and 2013. Included in Net loss applicable to common stock for the year ended December 31, 2015 is $10.5 million of preferred stock dividends in arrears as a result of all cash dividends being suspended since the third quarter of 2015 to conserve capital. The preferred stock dividend in arrears amount is included in the 2015 Net loss applicable to common stock calculation for period-to-period comparison purposes only. The following table sets forth information related to the computations of basic and diluted loss per share.

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands, except per share data)
Basic and Diluted loss per share:
Net loss applicable to common stock	$(409,880)	$(382,858)	$(113,790)
Weighted-average shares of common stock outstanding	56,315	44,402	38,098
Basic and Diluted loss per share (1) (2) (3)	$(7.28)	$(8.62)	$(2.99)
(1) Common shares issuable upon assumed conversion of convertible preferred stock or dividends paid were not presented as they would have been anti-dilutive.	20,145	3,588	3,588
(2) Common shares issuable upon assumed conversion of the 2026 Notes, 2029 Notes, 2032 Notes and 2032 Exchange Notes or interest paid were not presented as they would have been anti-dilutive.	15,728	4,997	6,307
(3) Common shares issuable on assumed conversion of restricted stock, stock warrants and employee stock options were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	14,081	2,631	2,436

NOTE 6—Income Taxes

We did not recognize any current or deferred income tax benefits or expense in 2015, 2014 or 2013.

The following is a reconciliation of the U.S. statutory income tax rate at 35% to our loss before income taxes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax (expense) benefit
Tax at U.S. statutory income tax	$167,799	$123,597	$33,315
Valuation allowance	(185,698)	(122,032)	(30,967)
State income taxes-net of federal benefit	22,110	2,484	(902)
Nondeductible expenses and other	(4,211)	(4,049)	(1,446)
Total tax (expense) benefit	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2015	2014
Current deferred tax assets:
Derivative financial instruments	$10	$—
Contingent liabilities and other	130	366
Compensation	—	1,307
Less: valuation allowance	(140)	(1,566)
Total current deferred tax assets	—	107
Current deferred tax liabilities:
Derivative financial instruments	—	(16,569)
Accrued liabilities	(26)	(26)
Total current deferred tax liabilities	(26)	(16,595)
Net current deferred tax liability	$(26)	$(16,488)
Noncurrent deferred tax assets:
Operating loss carry-forwards	$286,441	$256,240
State Tax NOL and Credits	12,383	7,974
Statutory depletion carry-forward	7,035	7,035
AMT tax credit carry-forward	1,052	1,114
Compensation	3,040	3,105
Contingent liabilities and other	523	522
Derivative financial instruments	—	162
Debt discount	17,652	—
Property and equipment	172,313	82,990
Total gross noncurrent deferred tax assets	500,439	359,142
Less valuation allowance	(500,308)	(336,841)
Net noncurrent deferred tax assets	131	22,301
Noncurrent deferred tax liabilities:
Bond discount	(105)	(89)
Debt discount	—	(5,724)
Total non-current deferred tax liabilities	(105)	(5,813)
Net non-current deferred tax asset	$26	$16,488

The valuation allowance for deferred tax assets increased by $162.0 million in 2015. In determining the carrying value of a deferred tax asset, accounting standards provide for the weighing of evidence in estimating whether and how much of a deferred tax asset may be recoverable. As we have incurred net operating losses in 2015 and prior years, relevant accounting guidance suggests that cumulative losses in recent years constitute significant negative evidence, and that future expectations about income are insufficient to overcome a history of such losses. Therefore, with the before-mentioned adjustment of $162.0 million, we have reduced the carrying value of our net deferred tax asset to zero. The valuation allowance has no impact on our net operating loss (“NOL”)

position for tax purposes, and if we generate taxable income in future periods, we will be able to use our NOLs to offset taxes due at that time. We will continue to assess the valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods.

As of December 31, 2015, we have federal NOL carry-forwards of approximately $824.6 million for tax purposes which begin to expire in 2026. We also have an alternative minimum tax credit carry-forward not subject to expiration of $1.1 million which will not be used until after the available NOLs have been used or expired and when regular tax exceeds the current year alternative minimum tax.

We did not have any unrecognized tax benefits as of December 31, 2015. The amount of unrecognized tax benefits may change in the next twelve months; however we do not expect the change to have a significant impact on our results of operations or our financial position. We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions. With limited exceptions, we are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Our continuing practice is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations before December 31, 2016.

NOTE 7—Stockholders’ Equity

5.375% Series B Cumulative Convertible Preferred Stock

During 2005 and 2006 we issued a total of 2,250,000 shares of our Series B Preferred Stock. Each share of the Series B Preferred Stock has a liquidation preference of $50 per share, aggregating to $82.5 million, and bears a dividend of 5.375% per annum. Dividends are payable quarterly in arrears beginning March 15, 2006. If we fail to pay dividends on our Series B Preferred Stock on any six dividend payment dates, whether or not consecutive, the dividend rate per annum will be increased by 1.0% until we have paid all dividends on our Series B Preferred Stock for all dividend periods up to and including the dividend payment date on which the accumulated and unpaid dividends are paid in full. On December 18, 2015, holders of the Series B Preferred Stock exchanged 758,434 shares of Series B Preferred Stock for 910,112 depositary shares of our new Series E Preferred Stock in conjunction with a tender offer. Holders that participated in the Series E Preferred Stock exchange forfeited any claim to all dividends in arrears and any unpaid dividends through the settlement date of the exchange tender offer. We suspended payment of dividends in the third quarter of 2015 consequently, as of December 31, 2015 there were $2.0 million of Series B Preferred Stock dividends in arrears.

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

10% Series C Cumulative Preferred Stock

In April 2013, we issued $110 million of Series C Preferred Stock and received $105.4 million net proceeds from the sale. The sale consisted of 4,400,000 depositary shares each representing a 1/1000th ownership interest in a share of Series C Preferred Stock, par value $1.00 per preferred share with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering. On December 18, 2015, holders of the Series C Preferred Stock exchanged 1,274,932 depositary shares of Series C Preferred Stock for 1,274,932 depositary shares of our new Series E Preferred Stock in conjunction with a tender offer. Holders that participated in the Series E Preferred Stock exchange forfeited any claim to all dividends in arrears and any unpaid dividends through the settlement date of the exchange tender offer. As of December 31, 2015 there were $3.9 million of Series C Preferred Stock dividends in arrears.

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

9.75% Series D Cumulative Preferred Stock

In August 2013, we issued $130 million of Series D Preferred Stock and received $124.9 million net proceeds from the sale. The sale consisted of 5,200,000 depositary shares each representing a 1/1000th ownership interest in a share of Series D Preferred Stock, par value $1.00 per preferred share with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering. On December 18, 2015, holders of the Series D Preferred Stock exchanged 1,463,759 depositary shares of Series D Preferred Stock for 1,463,759 depositary shares of our new Series E Preferred Stock in conjunction with a tender offer. Holders that participated in the Series E Preferred Stock exchange forfeited any claim to all dividends in arrears and any unpaid dividends through the settlement date of the exchange tender offer. As of December 31, 2015 there were $4.6 million of Series D Preferred Stock dividends in arrears.

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

10% Series E Cumulative Convertible Preferred Stock

In conjunction with a tender offer that settled on December 18, 2015 we issued 3,648,803 depositary shares of Series E Preferred Stock in exchange for 758,434 shares of Series B Preferred Stock, 1,274,932 depositary shares of Series C Preferred Stock and 1,463,759 depositary shares of Series D Preferred Stock.

The Series E Preferred Stock ranks senior to our common stock and on parity with our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up. The Series E Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common stock in connection with certain changes of control.

The Series E Preferred Stock is convertible into shares of our $0.20 per share par value common stock at any time during the life of the security. The conversion rate will initially be 5.00 shares of common stock per depositary share of Series E Preferred Stock, which is equivalent to a conversion price of approximately $2.00 per share of common stock. Upon conversion of the Series E Preferred Stock, we may choose to deliver the conversion value to holders in cash, shares of our common stock, or a combination of cash and shares of our common stock.

Holders of shares of our Series E Preferred Stock are entitled to receive, when and if declared by our board of directors out of funds legally available for payment, cumulative dividends at the rate per annum of 10.00% per share on the liquidation preference thereof of $10.00 per share of our Series E Preferred Stock (equivalent to $1.00 per annum per share). Dividends on our Series E Preferred Stock are payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2016, at such annual rate, and shall accumulate from the most recent date as to which dividends shall have been paid whether or not in any dividend period or periods there have been funds legally available for the payment of such dividends. Accumulations of dividends on shares of our Series E Preferred Stock will not bear interest.

Dividends on the Series E Preferred Stock may be paid in cash, by delivery of shares of common stock, or through any combination of cash and common stock. If we elect to make any such payment, or any portion thereof, in shares of common stock, such shares shall be valued for such purpose, in the case of any dividend payment, at 95% of the market value as determined on the second trading day immediately prior to the record date for such dividend; provided that in no event shall such shares be valued less than $0.70 per share for such purpose.

We may not redeem the Series E Preferred Stock prior to April 10, 2018. At any time or from time to time on or after April 10, 2018 we may, at our option, redeem the Series E Preferred Stock, in whole or in part, upon not less than 30 nor more than 60 days notice, out of funds legally available therefore, at a redemption price equal to the $10.00 liquidation preference per share of the Series E Preferred Stock plus an amount equal to accumulated and unpaid dividends (whether or not declared), if any.

On or after the date of issuance, we may, at our option, cause the Series E Preferred Stock to be automatically converted into that number of shares of common stock that are issuable at the then-prevailing conversion rate. We may exercise our option to automatically convert the Series E Preferred Stock only if the closing price of our common stock equals or exceeds 150% of the then prevailing conversion price of the Series E Preferred Stock for at least twenty trading days in a period of thirty consecutive trading days. In addition, if there are fewer than 50,000 shares of Series E Preferred Stock outstanding, we may, at any time, at our option, cause the Series E Preferred Stock to be automatically converted into that number of shares of common stock equal to $10.00 (the liquidation preference per share of Series E Preferred Stock) divided by the lesser of the then prevailing conversion price and the market value of our common stock for the five (5) trading day period ending on the second trading day immediately prior to the date we exercise our option to cause the Series E Preferred Stock to be automatically converted. We may choose to deliver the conversion value in connection with a conversion to investors in cash, shares of common stock, or a combination of cash and common stock.

We accounted for the Series E Preferred Stock exchange as an extinguishment transaction pursuant to SEC guidance codified provided by FASB Accounting Standards Codification (“ASC”) in section 260-10-S99-02. SEC guidance indicates when a preferred stock extinguishment has occurred the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of that preferred stock on the balance sheet should be subtracted from or added to net income to arrive at income available to common stockholders in the calculation of earnings per share. Accordingly, we recognized a $95.8 million return of dividend that was added to net loss to arrive at net loss available to common stock.

Preferred Stock Dividends

Beginning in the third quarter of 2015 all preferred stock dividend declarations and payments have been suspended.  We are not in a position to declare or issue any dividends due to a lack of surplus as defined under Delaware state law. If we fail to pay dividends on our Series B Preferred Stock on any six dividend payment dates, whether or not consecutive, the dividend rate per annum will be increased by 1.0% until we have paid all dividends on our Series B Preferred Stock for all dividend periods up to and including the dividend payment date on which the accumulated and unpaid dividends are paid in full.  If we fail to pay dividends for six or more quarterly periods, whether or not consecutive, on our Series C Preferred Stock or Series D Preferred Stock the holders will receive limited voting rights.

The following table sets forth information related to the components of Preferred stock, net on our Consolidated Statements of Operations:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Preferred stock, net:
Preferred stock dividends	$14,861	$29,722	$18,604
Preferred stock dividends in arrears	10,464	—	—
Preferred stock exchange	(94,869)	—	—
	$(69,544)	$29,722	$18,604

We reported dividends of $81.2 million on our Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2015, while we reported net preferred stock activity of $69.5 million on our Consolidated Statement of Operations for the year ended December 31, 2015.  The difference between the two reported amounts is $10.5 million of preferred stock dividends in arrears and a $1.2 million dividend payment timing difference.

Common Stock Offering

On March 10, 2015, we closed an underwritten public offering of 12 million shares of our common stock at $ 4.15 per share.  Proceeds after offering expenses totaled approximately $47.5 million. The proceeds were used to repay borrowings under our Senior Credit Facility and for general corporate purposes.

Warrants

In connection with the issuance of the 8.0% Second Lien Notes, we issued a detachable warrant for each $1,000 note. The holder of a warrant has the right to purchase 48.84 shares of our $0.20 par value common stock. The warrants were issued pursuant to a Warrant Agreement, dated March 12, 2015 (the “Warrant Agreement”), with American Stock Transfer & Trust Company LLC. Under the terms of the Warrant Agreement, the Second Lien Notes and the warrants were not separately transferable until the earliest of (i) 365 days after the date on which the warrants were originally issued; (ii) the date on which a registration statement related to the resale of the warrants was declared effective; (iii) the date on which a registration statement with respect to a registered exchange offer for the Second Lien Notes was declared effective; or (iv) in the event of the occurrence of a change of control (as defined in the governing indenture), the date on which requisite notice of such change of control was mailed to the holders of Second Lien Notes. Also, on March 12, 2015, we entered into a Registration Rights Agreement with the Purchaser that provides holders of the warrants certain rights to registration under the Securities Act relating to the Warrants.  Pursuant to the Warrant Registration Rights Agreement, we were obligated to file a shelf registration statement with the SEC within 90 days of March 12, 2015, relating to re-sales of the Warrants.

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

On October 1, 2015, in connection with the issuance of the 8.875% Second Lien Notes we issued 38,250 warrants. Each warrant is entitled to purchase approximately 156.9 shares of our $0.20 par value common stock for $1.00 per share. As previously stated, the warrants will not be separately transferable until the earlier of (i) 60 days after the date on which the Warrants are originally issued or (ii) in the event of the occurrence of a change of control, as defined in the governing indenture. At such time, the warrants will become convertible on a cashless basis as set forth in the warrant agreement. Any warrants not exercised in ten years from the date of issuance will expire.  These warrants are not subject to a registration rights agreement.

Conversions to Common Stock

In 2015, we issued 5.2 million shares of our common stock to holders that exercised their conversion rights on $10.4 million face amount of the 2032 Exchange Notes. We recorded the $17.1 million carrying amount of the converted 2032 Exchange Notes to stockholders equity. See Note 4.

In December 2015, we issued 476,800 shares of our common stock to Series E Preferred Stock holders that exercised their conversion rights on approximately 95,000 depositary shares of Series E Preferred Stock.

NOTE 8—Derivative Activities

We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All derivative gains and losses during 2015, 2014 and 2013 are from our oil and natural gas derivative contracts and have been recognized in “Other income (expense)” on our Consolidated Statements of Operations. Our last interest rate derivative contract ended in 2010.

See Note 4 for further discussion of the embedded derivative associated with the 8.0% Second Lien Notes.

The following table summarizes the gains and losses we recognized on our oil and natural gas derivatives for the years ended December 31, 2015, 2014 and 2013.

	December 31,
Oil and Natural Gas Derivatives (in thousands)	2015	2014	2013
Gain (loss) on derivatives not designated as hedges	$7,367	$49,423	$(702)

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivative contracts are approved by the Hedging Committee of our Board of Directors, and reviewed periodically by the Board of Directors. As of December 31, 2015, the commodity derivatives we used were in the form of:

•	calls, where we grant the counter party the option to buy an underlying commodity at a specified strike price, within a certain period.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Domestic crude oil and natural gas prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering derivative contracts. We would not have been at risk of losing any fair value amounts had our counterparties as a group been unable to fulfill their obligations as of December 31, 2015 since we did not have a derivative asset on our Consolidated Balance sheets as of December 31, 2015.

As of December 31, 2015, our open positions on our outstanding commodity derivative contracts, all of which were with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., were as follows:

Contract Type	Daily Volume	Total Volume	Fixed Price	Fair Value at December 31, 2015 (in thousands)
Natural gas calls (MMBtu)
2016	20,000	7,320,000	$ 5.05-5.06	$(30)
				$(30)

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of December 31, 2015 and 2014 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1 “Fair Value Measurement” for our discussion for inputs used and valuation techniques for determining fair values.

	2015 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$—	$—	$—
Non-current Assets Commodity Derivatives	—	—	—	—
Current Liabilities Commodity Derivatives	—	(30)	—	(30)
Non-current Liabilities Commodity Derivatives	—	—	—	—
Total	$—	$(30)	$—	$(30)

	2014 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$47,444	$—	$47,444
Non-current Assets Commodity Derivatives	—	—	—	—
Current Liabilities Commodity Derivatives	—	(102)	—	(102)
Non-current Liabilities Commodity Derivatives	—	(464)	—	(464)
Total	$—	$46,878	$—	$46,878

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Statements of Financial Position for the periods ending December 31, 2015 and December 31, 2014.

	December 31, 2015			December 31, 2014
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Derivative Current Asset	$—	$—	$—	$47,444	$—	$47,444
Derivative Non-current Asset	—	—	—	—	—	—
Derivative Current Liability	(30)	—	(30)	(102)	—	(102)
Derivative Non-current Liability	—	—	—	(464)	—	(464)
Total	$(30)	$—	$(30)	$46,878	$—	$46,878

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

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2015 (in thousands).

	Payment due by Period
	Note	Total	2016	2017	2018	2019	2020 and After
Debt (1)	4	$429,468	$429,468	$—	$—	$—	$—
Interest on notes	4	76,725	31,363	30,941	11,984	2,437	—
Office space leases		5,449	1,381	1,430	1,479	1,159	—
Office equipment leases		194	117	77	—	—	—
Operations contracts		8,193	8,174	19	—	—	—
Transportation contracts		1,000	1,000	—	—	—	—
Total contractual obligations (2)		$521,029	$471,503	$32,467	$13,463	$3,596	$—

(1)

As stated previously, all debt outstanding as of December 31, 2015 has been classified as a current liability. For additional information see Note 4—Debt. The holders of the 8.0% Second Lien Notes and 8.875% Second Lien Notes may requires us to repurchase the notes on September 1, 2017. The 2026 Notes have a provision at the end of years five, ten and 15, for the investors to demand payment on these dates; the first such date was December 1, 2011; all but the remaining $0.4 million have been redeemed. The next ‘put’ date for the remaining 2026 Notes is December 1, 2016. The 2029 Notes have a provision by which on or after October 1, 2014, we may redeem all or a portion of the notes for cash and the investors may require us to repurchase the notes on each of October 1, 2019 and 2024; all but the remaining $6.7 million were previously redeemed in 2014. The 2032 Notes have a provision by which on or after October 1, 2017, we may redeem all or a portion of the notes for cash, and the investors may require us to repurchase the notes on each of October 1, 2017, 2022 and 2027. The 2032 Exchange Notes have a provision whereby the investors may require us to repurchase the notes on each of October 1, 2018, 2022 and 2027.The balance outstanding under our Senior Credit Facility is not included as it is revolving debt. The future dates used herein are based on the assumption we will continue as a going concern.

(2)

This table does not include the estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $3.7 million as of December 31, 2015. We record a separate liability for the asset retirement obligations. See Note 3.

Operating Leases—We have commitments under an operating lease agreements for office space and office equipment leases. Total rent expense for the years ended December 31, 2015, 2014 and 2013, was approximately $1.5 million, $1.4 million and $1.3 million, respectively.

Pipe Contracts— On June 10, 2015, we entered into an eighteen month term agreement with a third party vendor which obligated us to purchase $11.4 million in pipe. We will receive and pay for approximately $0.6 million of pipe each month during the term of the agreement. Our obligation may be reduced subject to the vendor identifying an opportunity to sell the pipe to the open market.  We have taken delivery of seven shipments under this agreement and an $6.8 million commitment remained at December 31, 2015.

Defined Contribution Plan – We have a defined contribution plan (“DCP”) which matches a portion of employees’ contributions. Participation in the DCP is voluntary and all regular employees of the Company are eligible to participate. We charged to expense plan contributions of $0.5 million $0.6 million and $0.7 million for 2015, 2014 and 2013, respectively.

Transportation Contracts - We have commitments under a transportation contract for our Eagle Ford Shale Trend properties. See Note 1 “-Transportation Obligation” for further information.

NOTE 10—Related Party Transactions

Patrick E. Malloy, III, resigned as Chairman of the Board of Directors of our Company in May 2015. Mr. Malloy is a principal of Malloy Energy Company, LLC (“MEC”). MEC owns various small working interests in the Bethany Longstreet field for which we are the operator. In accordance with industry standard joint operating agreements, we bill MEC for its share of capital and operating cost on a monthly basis. As of December 31, 2014, the amounts billed and outstanding to MEC for its share of monthly capital and operating costs was less than $0.1 million and was included in trade and other accounts receivable on the consolidated balance sheets. Such amounts at each year-end were paid by MEC to us in the month after billing and is current on payment of its billings. Billings during 2015 through the date of Mr. Malloy resignation from the Board of Directors and for the year ended December 31, 2014 were $0.3 million and $0.4 million, respectively. Revenue distributions for the same periods totaled $0.1 million and $0.5 million, respectively.

We also serve as the operator for a number of other oil and natural gas wells owned by affiliates of MEC in which we will earn a working interest after payout. In accordance with industry standard joint operating agreements, we bill the affiliates for its share of the capital and operating costs of these wells on a monthly basis. As of December 31, 2014, the amounts billed and outstanding to the affiliate for its share of monthly capital and operating costs was less than $0.3 million and was included in trade and other accounts receivable on the consolidated balance sheets. Such amounts at each year-end were paid by the affiliate to us in the month after billing and the affiliate is current on payment of its billings. Billings, during 2015 through the date of Mr. Malloy resignation from the Board of Directors and for the year ended December 31, 2014, to these affiliates, totaled $0.2 million and $1.2 million, respectively.  Revenue distributions during the same periods totaled $0.2 million and $1.2 million, respectively.

Note 11 – Dispositions and Acquisitions

On September 4, 2015 we closed the sale of our proved reserves and a portion of the associated leasehold in the Eagle Ford Shale Trend located in La Salle and Frio counties in Texas for $118.0 million. We received net proceeds of $110.0 million after closing adjustments based upon an effective date of July 1, 2015. We used the net proceeds from the sale to repay borrowings under our Senior Credit Facility. We recorded a $49.7 million gain on the sale in 2015.

Note 12 – Subsequent Events

Exchange Offers

On January 26, 2016 we commenced the “Exchange Offers”. The Exchange Offers, are designed to reduce or eliminate the principal amount of our Existing Unsecured Notes and liquidation preference on our Existing Preferred Stock, reduce cash interest expense through the exchange of the Existing Unsecured Notes into common stock, enable us to defer interest on the Second Lien Notes by issuing additional notes in lieu of cash interest and eliminate our dividend obligations for the Existing Preferred Stock.

We are conducting the Exchange Offers in response to the current low commodity price environment that has had a significant, adverse impact on the Company. Our ability to make the March 2016 interest payments on our 8.0% Second Lien Notes, 8.875% Second Lien Notes and 2019 Notes and service other debt and fund operations is at significant risk as a result of the sustained low commodity prices and raises substantial doubt about our ability to continue as a going concern. If we are unable to complete the Exchange Offers, and address near-term liquidity needs, we may need to seek relief under the U.S. Bankruptcy Code. This relief may include: (i) seeking bankruptcy court approval for the sale or sales of some, most or substantially all of the Company’s assets pursuant to section 363(b) of the U.S. Bankruptcy Code and a subsequent liquidation of the remaining assets in the bankruptcy case; (ii) pursuing a plan of reorganization (where votes for the plan may be solicited from certain classes of creditors prior to a bankruptcy filing) that the Company would seek to confirm (or “cram down”) despite any classes of creditors who reject or are deemed to have rejected such plan; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks. See Note 1 “—Recapitalization Plan” for further information.

Special Meeting of Shareholders

On March 31, 2016, we will hold a special meeting of our stockholders to approve (i) an amendment to our Restated Certificate of Incorporation increasing the number of authorized shares of our Common Stock to 400 million (the “Authorized Share Amendment Proposal”) to allow for the issuance of common stock in the various Exchange Offers in connection with the Recapitalization Plan and (ii) amendments to the Certificate of Designation of each of series of Existing Preferred Stock that would, if approved, allow us to mandatorily convert such series of Existing Preferred Stock into common stock at the rate offered in the applicable Preferred Exchange Offer (each, a “Preferred Stock Amendment Proposal”).

Exercise of Right to Grace Period

On March 15, 2016, the Company elected to exercise its right to a grace period with respect to a $5.2 million interest payment due on its 2019 Notes, issued pursuant to the Indenture dated as of March 2, 2011, between the Company, Goodrich Petroleum Company, L.L.C., as subsidiary guarantor, and Wells Fargo Bank, National Association, as trustee (the “2019 Senior Notes Indenture”), a $4.0 million interest payment due on its 8.0% Second Lien Notes, issued pursuant to the Indenture dated as of March 12, 2015, between the Company, Goodrich Petroleum Company, L.L.C., as subsidiary guarantor, and U.S. Bank National Association, as trustee and collateral trustee (the “8.0% Second Lien Indenture”), and a $3.3 million interest payment due on its 8.875% Second Lien Notes, issued pursuant to the Indenture, dated as of October 1, 2015, between the Company, Goodrich Petroleum Company, L.L.C., as subsidiary guarantor, and U.S. Bank National Association, as trustee and collateral trustee (the “8.875% Second Lien Indenture” and, together with the 2019 Senior Notes Indenture and the 8.0% Second Lien Notes Indenture, the “Indentures”). The interest payments were due on March 15, 2016; however, such grace period permits the Company 30 days to make such interest payments before an event of default occurs under the Indentures.

The Company believes it is in the best interests of its stakeholders to actively address the Company’s debt and capital structure and is continuing discussions with its creditors and their respective professionals. The Company is continuing to pay suppliers and other trade creditors in the ordinary course of business.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(Unaudited)

Oil and Natural Gas Producing Activities (Unaudited)

Overview

All of our reserve information related to crude oil, condensate and natural gas liquids and natural gas was compiled based on estimates prepared and reviewed by our engineers. The technical persons primarily responsible for overseeing the preparation of the reserves estimates meet the requirements regarding qualifications. The reserves estimation is part of our internal controls process subject to management’s annual review and approval. These reserves estimates are prepared by Netherland, Sewell & Associates, Inc. (“NSAI”) and Ryder Scott Company (“RSC”), our independent reserve engineer consulting firms, as of December 31, 2015 and 2014. NSAI prepared the reserves estimates as of December 31, 2013. Approximately 58% and 42% of the proved reserves estimates shown herein at December 31, 2015 have been independently prepared by NSAI and RSC, respectively. NSAI prepared the estimates on all our proved reserves as of December 31, 2015 on our properties other than in the TMS. RSC prepared the estimate of proved reserves as of December 31, 2015 for our TMS properties. Copies of the summary reserve reports of NSAI and RSC for 2015 are filed as exhibits 99.1 and 99.2, respectively to this Annual Report on Form 10-K. All of the subject reserves are located in the continental United States, primarily in Texas, Louisiana and Mississippi.

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

Prices we used to value our reserves are based on the twelve-month un-weighted arithmetic average of the first-day-of-the-month price for the period January through December 2015. For oil volumes, the average price of $50.28 per barrel is adjusted by lease for quality, transportation fees, and regional price differentials. For natural gas volumes, the average price of $2.58 per MMBtu is adjusted by lease for energy content, transportation fees, and regional price differentials.

Capitalized Costs

The table below reflects our capitalized costs related to our oil and natural gas producing activities at December 31, 2015 and 2014 (in thousands):

	2015	2014
Proved properties	$866,802	$1,356,786
Unproved properties	107,210	121,256
	974,012	1,478,042
Less: accumulated depreciation, depletion and amortization	(904,438)	(864,926)
Net oil and natural gas properties	$69,574	$613,116

We did not have any capitalized exploratory well costs that were pending the determination of proved reserves as of December 31, 2015 and had $14.5 million as of December 31, 2014. During 2015, none of the December 31, 2014 pending capitalized exploratory well costs were expensed.

Costs Incurred

Costs incurred in oil and natural gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Property Acquisition
Unproved	$5,166	$23,197	$22,973
Proved	—	—	15,533
Exploration	9,668	75,384	85,425
Development (1)	$78,805	$237,087	$136,242
	$93,639	$335,668	$260,173

(1)	Includes asset retirement costs of $0.1 million in 2015, $0.4 million in 2014 and $1.8 million in 2013.

The following table sets forth our net proved oil and natural gas reserves at December 31, 2015, 2014 and 2013 and the changes in net proved oil and natural gas reserves during such years, as well as proved developed and proved undeveloped reserves at the beginning and end of each year:

	Natural Gas (Mmcf)			Oil, Condensate and NGLs (MBbls)
	2015	2014	2013	2015	2014	2013
Net proved reserves at beginning of period	104,832	329,616	253,981	28,143	20,431	13,189
Revisions of previous estimates (1)	(62,437)	(108,029)	78,965	(15,737)	(1,378)	1,992
Extensions, discoveries and improved recovery (2)	6,196	1,655	17,776	1,207	16,452	6,165
Purchases of minerals in place	—	—	49	—	—	476
Sales of minerals in place	(8,073)	(101,810)	(148)	(8,551)	(5,669)	—
Production	(8,667)	(16,600)	(21,007)	(1,228)	(1,693)	(1,391)
Net proved reserves at end of period	31,851	104,832	329,616	3,834	28,143	20,431
Net proved developed reserves:
Beginning of period	60,708	117,184	119,671	10,719	10,100	6,447
End of period	31,851	60,708	117,184	3,834	10,719	10,100
Net proved undeveloped reserves:
Beginning of period	44,124	212,432	134,310	17,424	10,331	6,742
End of period	—	44,124	212,432	—	17,424	10,331

	Barrels of Crude Oil Equivalents (MBoe)
	2015	2014	2013
Net proved reserves at beginning of period	45,615	75,367	55,519
Revisions of previous estimates (1)	(26,143)	(19,383)	15,153
Extensions, discoveries and improved recovery (2)	2,240	16,728	9,128
Purchases of minerals in place	—	—	484
Sales of minerals in place (3)	(9,897)	(22,637)	(25)
Production	(2,673)	(4,460)	(4,892)
Net proved reserves at end of period	9,142	45,615	75,367
Net proved developed reserves:
Beginning of period	20,837	29,631	26,392
End of period	9,142	20,837	29,631
Net proved undeveloped reserves:
Beginning of period	24,778	45,736	29,127
End of period	—	24,778	45,736

(1)	Revisions of previous estimates in 2015 were negative, primarily due to the transfer of undeveloped volumes out of the proved category.
(2)

Extensions and discoveries were positive on an overall basis in all three periods presented, primarily related to our continued drilling activity on existing properties in Southwest Mississippi, Southeast Louisiana and South Texas areas. We recognized reserve adds of 2.2 MMBoe in 2015 related to extensions and discoveries, of which approximately 1.2 MMBoe is attributed to the Tuscaloosa Marine Shale Trend and 1.0 MMBoe is attributed to the Haynesville Shale Trend.

(3)	In 2015, we sold approximately 9.9 MMBoe attributed to the sale of producing properties in the Eagle Ford Shale Trend located in south Texas.

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves as of year-end is shown below (in thousands):

	2015	2014	2013
Future revenues	$245,411	$2,984,283	$2,568,448
Future lease operating expenses and production taxes	(130,455)	(998,874)	(787,619)
Future development costs (1)	(20,146)	(656,659)	(713,121)
Future income tax expense	—	(14,531)	(11,153)
Future net cash flows	94,810	1,314,219	1,056,555
10% annual discount for estimated timing of cash flows	(24,915)	(669,483)	(588,408)
Standardized measure of discounted future net cash flows	$69,895	$644,736	$468,147
Index price used to calculate reserves (2)
Natural gas (per Mcf)	$2.58	$4.35	$3.67
Oil (per Bbl)	$50.28	$94.99	$96.94

(1)	Includes cumulative asset retirement obligations of $10.1 million, $17.9 million and $42.8 million in 2015, 2014 and 2013, respectively.
(2)	These index prices, used to estimate our reserves at these dates, are before deducting or adding applicable transportation and quality differentials on a well-by-well basis.

The estimated future net cash flows are discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discount.

Changes in the Standardized Measure

The following are the principal sources of change in the standardized measure of discounted net cash flows for the years shown (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$644,736	$468,147	$357,449
Net changes in prices and production costs related to future production	(535,696)	68,605	(5,614)
Sales and transfers of oil and natural gas produced, net of production costs	(58,917)	(169,114)	(165,452)
Net change due to revisions in quantity estimates	(132,832)	(256,200)	156,009
Net change due to extensions, discoveries and improved recovery	24,895	377,823	145,843
Net change due to purchases and sales of minerals in place	(158,391)	(2,511)	16,371
Changes in future development costs	324,624	153,532	(103,033)
Previously estimated development cost incurred in period	—	17,191	50,402
Net change in income taxes	5,848	(1,727)	(2,476)
Accretion of discount	65,058	47,227	35,909
Change in production rates (timing) and other	(109,430)	(58,237)	(17,261)
Net increase (decrease) in standardized measures	(574,841)	176,589	110,698
Balance, end of year	$69,895	$644,736	$468,147

Summarized Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015
Revenues	$24,030	$26,101	$17,729	$9,790	$77,650
Operating income (loss)	(13,469)	(10,879)	(10,095)	(460,096)	(494,539)
Net income (loss)	(21,118)	(31,638)	(17,796)	(408,872)	(479,424)
Net income (loss) applicable to common stock	(28,549)	(39,068)	(25,226)	(317,037)	(409,880)
Basic income (loss) per common share	(0.58)	(0.68)	(0.44)	(5.19)	(7.28)
Diluted income (loss) per common share	(0.58)	(0.68)	(0.44)	(5.19)	(7.28)
2014
Revenues	$51,803	$53,319	$54,874	$48,557	$208,553
Operating income (loss)	(2,123)	(3,552)	(87,420)	(261,725)	(354,820)
Net income (loss)	(22,492)	(25,106)	(79,711)	(225,827)	(353,136)
Net income (loss) applicable to common stock	(29,923)	(32,536)	(87,142)	(233,257)	(382,858)
Basic income (loss) per common share	(0.68)	(0.73)	(1.96)	(5.23)	(8.62)
Diluted income (loss) per common share	(0.68)	(0.73)	(1.96)	(5.23)	(8.62)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of December 31, 2015, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

See Item 8—Financial Statements and Supplementary Data—Management’s Annual Report on Internal Controls over Financial Reporting” of this Annual Report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

See “Item 8— Financial Statements and Supplementary Data—Report of Independent Registered Public Accounting Firm” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions as of March 30, 2016, are as follows:

Name	Age	Position
Walter G. “Gil” Goodrich	57	Chairman of the Board of Directors, Chief Executive Officer and Director
Robert C. Turnham, Jr.	58	President, Chief Operating Officer and Director
Mark E. Ferchau	62	Executive Vice President
Michael J. Killelea	53	Senior Vice President, General Counsel and Corporate Secretary
Robert T. Barker	65	Vice President, Controller and Interim Chief Financial Officer
Josiah T. Austin	68	Director
Michael J. Perdue	61	Director
Arthur A. Seeligson	57	Director
Stephen M. Straty	60	Director
Gene Washington	69	Director

Josiah T. Austin became one of our directors in 2002. Mr. Austin previously served on the Board of Directors of Monterey Bay Bancorp of Watsonville, California, and is a prior board member of New York Bancorp, Inc., which merged with North Fork Bancorporation in 1998. He is an active investor in publicly traded financial institutions and is currently on the Board of Directors of Protea Bioscience.

Robert T. Barker was appointed Interim Chief Financial Officer in March 2016. He joined the Company in 2007 as the Manager, Financial Reporting and has held various positions within the Accounting Department with increasing responsibility, most recently as Vice President, Controller and Principal Accounting Officer. Mr. Barker has over 30 years of experience in the energy industry. Prior to joining the company, Mr. Barker was Controller for Cygnus Oil and Gas Corporation.  Mr. Barker is a certified public accountant and holds a M. B. A. from the University of Houston.
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

Walter G. “Gil” Goodrich became Chairman of the Board of Directors in 2015. He has served as our Chief Executive Officer since 1995 and the Vice Chairman of our Board from 2003 to 2015. Mr. Goodrich was Goodrich Oil Company’s Vice President of Exploration from 1985 to 1989 and its President from 1989 to 1995. He joined Goodrich Oil Company, which held interests in and served as operator of various properties owned by a predecessor of the Company, as an exploration geologist in 1980. He has served as a director since 1995.

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

Stephen M. Straty is a Managing Director at Jefferies & Company, Inc. Mr. Straty joined the firm in 2008 and has nearly 30 years of experience in finance, most recently as Senior Managing Director and Head of the Natural Resources Group at Bear, Stearns & Co., Inc. where he worked for 17 years. Mr. Straty has extensive experience in serving a broad array of energy clients, having completed over $40.0 billion in merger and acquisition and financing assignments during the past ten years. He has served as a director since 2009.

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

Gene Washington is the former Director of Football Operations with the National Football League in New York. He previously served as a professional sportscaster and as Assistant Athletic Director for Stanford University prior to assuming his position with the NFL in 1994. Mr. Washington has served on numerous corporate and civic boards, including serving as a director of the former New York Bancorp, a New York Stock Exchange (“NYSE”) listed company. He was elected to the Company’s Board of Directors in 2003.

Additional information required under this “Item 10—Directors, Executive Officers and Corporate Governance,” will be provided in our Proxy Statement for the 2016 Annual Meeting of Stockholders. The information required by this Item is incorporated by reference to the information provided in our definitive proxy statement for the 2016 annual meeting of stockholders to be filed within 120 days from December 31, 2015. Additional information regarding our corporate governance guidelines as well as the complete text of our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and our Nominating and Corporate Governance Committee may be found on our website at www.goodrichpetroleum.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information provided under the caption “Executive Compensation” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information provided under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2015.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the information provided under the caption “Transactions with Related Persons” and “Corporate Governance-Our Board-Board Size; Director Independence” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2015.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information provided under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2015.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page 61.

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

3.1

Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated August 15, 1995 (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 033-58631) filed on November 14, 1995).

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

3.7	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-12719) filed on February 19, 2008).
3.8

Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-12719) filed on December 22, 2005).

3.9

Certificate of Designation with respect to the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on April 10, 2013).

3.10

Certificate of Designation with respect to the 9.75% Series D Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on August 19, 2013).

3.11

Certificate of Designation with respect to the 10.00% Series E Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on December 23, 2015).

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

4.8

Deposit Agreement, dated as of December 18, 2015 by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on December 23, 2015).

4.9

Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on December 23, 2015).

4.10

Form of Certificate representing the 10.00% Series E Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on December 23, 2015).

4.11

Indenture, related to our 3.25% Convertible Senior Notes due 2026, dated December 6, 2006, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2006).

4.12

Indenture, related to our 5.00% Convertible Senior Notes due 2029, dated as of September 28, 2009, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.13

First Supplemental Indenture, related to our 5.00% Convertible Senior Notes due 2029, dated as of September 28, 2009, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.14	Form of 5.00% Convertible Senior Note due 2029 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).
4.15

Indenture (including the Form of Note), related to our 8.875% Senior Notes due 2019, dated as of March 2, 2011 among the Company, the Guarantor and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 8, 2011).

4.16

First Supplemental Indenture, related to our 3.25% Convertible Senior Notes due 2026, dated as of April 1, 2011 among Goodrich Petroleum Corporation and Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

4.17

Second Supplemental Indenture, related to our 5.00% Convertible Senior Notes due 2029, dated as of April 1, 2011 among Goodrich Petroleum Corporation and Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2012).

4.18

Third Supplemental Indenture, related to our 5.00% Convertible Senior Notes due 2032, dated as of August 26, 2013, between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on August 27, 2013).

4.19

Indenture, related to our 8.00% Second Lien Senior Secured Notes due 2018, dated as of March 12, 2015, between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 18, 2015).

4.20

Warrant Agreement, dated March 12, 2015, between Goodrich Petroleum Corporation and American Stock Transfer & Trust Company LLC (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 18, 2015).

4.21

Registration Rights Agreement, dated March 12, 2015, by and among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Franklin Advisers, Inc. as investment manager on behalf of certain funds and accounts (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 18, 2015).

4.22

Warrant Registration Rights Agreement, dated March 12, 2015, by and among Goodrich Petroleum Corporation and Franklin Advisers, Inc. as investment manager on behalf of certain funds and accounts (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 18, 2015).

4.23

Indenture, related to our 5.00% Convertible Exchange Senior Notes due 2032, dated as of September 8, 2015, among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 9, 2015).

4.24

First Supplemental Indenture, related to our 5.00% Convertible Exchange Senior Notes due 2032, dated as of September 8, 2015, among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 9, 2015).

4.25

Form of 5.00% Convertible Exchange Senior Note due 2032 (included in Exhibit 4.2) (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 9, 2015).

4.26

Indenture, related to our 8.875% Second Lien Senior Secured Notes due 2018, dated October 1, 2015, between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 2, 2015).

4.27

First Supplemental Indenture, dated October 1, 2015, among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 2, 2015).

4.28

Form of 8.875% Second Lien Senior Secured Note due 2018 (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 2, 2015).

4.29

Warrant Agreement, dated October 1, 2015, between Goodrich Petroleum Corporation and American Stock Transfer & Trust Company LLC (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 2, 2015).

4.30

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

10.3

Goodrich Petroleum Corporation 2006 Long-Term Incentive Plan, as amended by the Second Amendment thereto (Incorporated by reference to Annex A to the Company’s Proxy Statement (File No. 001-12719) filed April 17, 2014).

10.4†

Goodrich Petroleum Corporation 2006 Long-Term Incentive Plan as amended by the Third Amendment thereto (Incorporated by reference to Annex A to the Company’s Proxy Statement (File No. 001-12719) filed May 4, 2015).

10.5†	Goodrich Petroleum Corporation Annual Bonus Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).
10.6†	Non-Employee Director Compensation Summary (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2007).
10.7†	Form of Subscription Agreement dated September 27, 1999 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) dated October 15, 1999).
10.8†

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

10.12†	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).
10.13†	Form of Nonqualified Option Agreement (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).
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

10.20

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

10.22

Sixth Amendment to Second Amended and Restated Credit Agreement dated as of October 31, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 4, 2011).

10.23

Fifth Amendment to Second Amended and Restated Credit Agreement dated as of May 16, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 24, 2012).

10.24

Seventh Amendment to Second Amended and Restated Credit Agreement dated as of November 2, 2012 among Goodrich Petroleum Company, L.L.C., Well Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2013).

10.25

Eighth Amendment to Second Amended and Restated Credit Agreement dated as of March 13, 2013 among Goodrich Petroleum Company, L.L.C., Well Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2013).

10.26

Ninth Amendment to Second Amended and Restated Credit Agreement dated as of October 25, 2013 among Goodrich Petroleum Company, L.L.C., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2013).

10.27

Tenth Amendment to the Second Amended and Restated Credit Agreement dated May 19, 2014 among Goodrich Petroleum Company LLC. And Wells Fargo Bank National Association as administrative agent and the lenders thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014).

10.28

Eleventh Amendment to the Second Amended and Restated Credit Agreement dated August 4, 2014 among Goodrich Petroleum Company LLC. and Wells Fargo Bank National Association as administrative agent and the lenders thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014).

10.29

Twelfth Amendment to the Second Amended and Restated Credit Agreement dated September 30, 2014 among Goodrich Petroleum Company LLC. and Wells Fargo Bank National Association as administrative agent and the lenders thereto(Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on

November 6, 2014).

10.30

Thirteenth Amendment to the Second Amended and Restated Credit Agreement dated February 26, 2015 among Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank National Association as administrative agent and the lenders thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 2, 2015).

10.31

Fourteenth Amendment to the Second Amended and Restated Credit Agreement dated October 1, 2015 among Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank National Association as administrative agent and the lenders thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 2, 2015).

10.32

Fifteenth Amendment to the Second Amended and Restated Credit Agreement dated November 3, 2015 among Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank National Association as administrative agent and the lenders thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

10.33*

Sixteenth Amendment to the Second Amended and Restated Credit Agreement dated March 29, 2016 among Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank National Association as administrative agent and the lenders thereto.

10.34†

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2016.

GOODRICH PETROLEUM CORPORATION

By:	/s/ WALTER G. GOODRICH
Walter G. Goodrich Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Walter G. Goodrich and Robert T. Barker and each of them, his true and lawful attorney-in-fact and agent, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report of Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting to said attorneys-in-fact, and each of them, full power and authority to perform any other act on behalf of the undersigned required to be done in connection therewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 30, 2016.

Signature	Title
/s/ WALTER G. GOODRICH Walter G. Goodrich	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/S/ ROBERT C. TURNHAM, JR. Robert C. Turnham, Jr.	President, Chief Operating Officer and Director
/S/ Robert T. Barker Robert T. Barker	Vice President, Controller, Chief Accounting Officer and Interim Chief Financial Officer
/S/ JOSIAH T. AUSTIN Josiah T. Austin	Director
/S/ MICHAEL J. PERDUE Michael J. Perdue	Director
/S/ ARTHUR A. SEELIGSON Arthur A. Seeligson	Director
/S/ STEPHEN M. STRATY Stephen M. Straty	Director
/S/ GENE WASHINGTON Gene Washington	Director