Form 10-K/A
period 2015-12-31
GOODRICH PETROLEUM CORP
filed 2016-04-29
CIK 943861

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

Depository Shares, each representing 1/1000 Interest of 10.00% Series E Cumulative Convertible Preferred Stock, par value $1.00 per share

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of Common Stock, par value $0.20 per share, held by non-affiliates (based upon the closing sales price on the New York Stock Exchange on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $99.2 million. The number of shares of the registrant’s common stock outstanding as of April 26, 2016 was 78,203,180.

Documents Incorporated By Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to Goodrich Petroleum Corporation’s (the “Company” or “we”) Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2016 (Commission File No. 001-12719), is being filed solely to disclose all Part III information. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently-dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

i

GOODRICH PETROLEUM CORPORATION

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED

December 31, 2015

(Amendment No. 1)

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions as of April 29, 2016, are as follows:

Name	Age	Position
Walter G. “Gil” Goodrich	57	Chairman, Chief Executive Officer and Director
Robert C. Turnham, Jr.	58	President, Chief Operating Officer and Director
Mark E. Ferchau	62	Executive Vice President
Michael J. Killelea	53	Senior Vice President, General Counsel and Corporate Secretary
Robert T. Barker	65	Vice President, Controller and Interim Chief Financial Officer
Josiah T. Austin	69	Director
Michael J. Perdue	62	Director
Arthur A. Seeligson	57	Director
Stephen M. Straty	61	Director
Gene Washington	69	Director

Walter G. “Gil” Goodrich became Chairman of our Board in 2015. He has served as our Chief Executive Officer since 1995. Mr. Goodrich was Goodrich Oil Company’s Vice President of Exploration from 1985 to 1989 and its President from 1989 to 1995. He joined Goodrich Oil Company, which held interests in and served as operator of various properties owned by a predecessor of the Company, as an exploration geologist in 1980. Gil Goodrich is the son of Henry Goodrich, our late Chairman – Emeritus, Director. He has served as a director since 1995. Mr. Goodrich’s has invaluable perspective as our top executive officer on the Board and experience as a geologist and a businessman.

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

Robert T. Barker was appointed Interim Chief Financial officer in March 2016. He joined the company in 2007 as Manager, Financial Reporting and has held various positions within the Accounting Department with increasing responsibility, most recently as Vice President, Controller and Principal Accounting Officer. Mr. Barker has over 30 years of experience in the energy industry. Prior to joining the Company, Mr. Barker was Controller for Cygnus Oil and Gas Corporation. Mr. Barker is a certified public accountant and holds an M.B.A. from the University of Houston.

Josiah T. Austin became one of our directors in 2002. Mr. Austin previously served on the Board of Directors of Monterey Bay Bancorp of Watsonville, California, and is a prior board member of New York Bancorp, Inc., which merged with North Fork Bancorporation in 1998. He is an active investor in publicly traded financial institutions and is currently on The Board of Directors of Protea Biosciences Group Inc. Mr. Austin brings his many years of experience as a successful rancher and independent businessman to the Board as well as his experience serving on numerous corporate and civic boards, including other publicly traded companies.

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

Stephen M. Straty has served as one of our directors since 2009. He is the Managing Director of Jefferies & Company, Inc. Mr. Straty joined the firm in 2008 and has nearly 30 years of experience in finance, most recently as Senior Managing Director and Head of the Natural Resources Group at Bear, Stearns & Co., Inc. where he worked for 17 years. Mr. Straty has extensive experience in serving a broad array of energy clients, having completed over $40.0 billion in merger and acquisition and financing assignments during the past ten years. Mr. Straty brings significant experience in both the finance and energy industries to the board.

Gene Washington is the former Director of Football Operations with the National Football League (“NFL”) in New York. Prior to assuming his position with the NFL in 1994, he served as a professional sportscaster and as Assistant Athletic Director for Stanford University. Mr. Washington has served on numerous corporate and civic boards, including serving as a director of the former New York Bancorp, a NYSE listed company. Mr. Washington contributes to the Board leadership skills that he honed throughout his career in the NFL. He was elected to the Company’s Board of Directors in 2003.

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

To our knowledge, based solely on review of copies of such reports furnished to us and written representations that no other reports were required, all of our officers, directors and 10% stockholders complied with applicable reporting requirements of Section 16(a), with the exception of the reports on Form 4 for Walter G. Goodrich, Robert C. Turnham Jr., Mark E. Ferchau and Michael J. Killelea in connection with the grant of phantom stock on March 10, 2015, which were not filed until March 19, 2015.

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

Copies of these documents are available on our website at http://www.goodrichpetroleum.com/about-us/corporate-governance/ and are also available in print, free of charge, to any stockholder who requests them.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines, which can be viewed on our website at http://www.goodrichpetroleum.com/files/4614/1159/7259/CorporateGovernanceGuidelines.pdf.

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

Corporate Code of Business Conduct and Ethics

Our Corporate Code of Business Conduct and Ethics, which is applicable to our directors, employees, agents and representatives, can be viewed on our website at http://www.goodrichpetroleum.com/files/5014/1159/7233/CodeofBusinessConductandEthics.pdf.

Any change to, or waiver from, our Corporate Code of Business Conduct and Ethics may be made only by our independent directors and will be disclosed as required by applicable securities laws and listing standards.

Our Board

Board Size

In December, 2015, the Board resolved to reduce the size of our Board to eight members. Our Board consisted of eight members until the resignation of Peter Goodson in January, 2016.

Board Meetings, Annual Meeting Attendance

Our Board held thirteen meetings during the fiscal year ended December 31, 2015. Each director attended at least 75% of the meetings of the Board and the committees of which each is a member. We do not have a formal policy regarding director attendance at Board meetings. However, our Board must consider a director’s history of attendance at Board and committee meetings as well as the director’s participation in such meetings when considering the director for re-nomination to our Board.

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

Executive Sessions and Presiding Director

To facilitate candid discussion by our non-management directors, the agenda for certain Board and committee meetings provides for a meeting of non-management directors in executive session without any members of management present. Mr. Seeligson has been designated as the director to preside over executive sessions of non-management directors.

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

Chairman and Chief Executive Officer

Our Board has determined that a leadership structure consisting of a combined role of Chairman of the Board and Chief Executive Officer, together with a strong Lead Independent Director, is appropriate for our Company. As Mr. Goodrich bears the primary responsibility for managing our day-to-day business, the combination of the role of Chairman and Chief Executive Officer ensures that key business issues and stockholder interests are brought to the attention of our Board. In addition, as a result of his role as the Chief Executive Officer of the Company, Mr. Goodrich has Company-specific experience that can benefit his role as Chairman of the Board in identifying strategic priorities, leading the discussion and execution of strategy, and facilitating the flow of information between management and the Board.

To give a significant voice to our independent, non-management directors and to reinforce effective, independent leadership on the Board, and in recognition of his demonstrated leadership skills, the Board has appointed Mr. Seeligson as Lead Independent Director.

We believe that the above structure, when combined with the Company’s other governance policies and procedures, provide for appropriate oversight, discussion and evaluation of decisions and direction from the Board, and are in the best interest of our stockholders.

Our Board’s Role in Risk Oversight

Our Board generally administers its risk oversight function through the board as a whole. Our Chief Executive Officer, who reports to the Board, and the other executives named in this filing, who report to our Chief Executive Officer, have day-to-day risk management responsibilities. Each of these executives attends the meetings of our Board, where the Board routinely receives reports on our financial results, the status of our operations and our safety performance, and other aspects of implementation of our business strategy, with ample opportunity for specific inquiries of management. The Audit Committee provides additional risk oversight through its quarterly meetings, where it receives a report from our Chief Financial Officer and our Controller, and reviews our contingencies, significant transactions and subsequent events, among other matters, with management and our independent auditors. In addition, our Hedging Committee assists management in establishing pricing and production guidelines to be used by management in entering into oil and gas hedging contracts in order to manage the commodity price risk for a portion of our oil and gas production.

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

Standing Committees of our Board

Committee Composition

The following table lists our five Board committees and the directors who currently serve on them.

Director Name	Executive Committee	Nominating & Corporate Governance Committee	Hedging Committee	Audit Committee	Compensation Committee
Walter G. Goodrich	Chair		Chair
Arthur A. Seeligson	X		X	X	X
Michael J. Perdue				Chair
Gene Washington		Chair			Chair
Josiah T. Austin			X		X
Stephen M. Straty		X
Robert C. Turnham, Jr.	X		X

X Member

Executive Committee

The Executive Committee is delegated the authority to approve any actions that our Board can approve, except to the extent restricted by law or by our Amended and Restated Certificate of Incorporation or Bylaws, as amended. Although the Executive Committee did not hold any formal meetings during the fiscal year ended December 31, 2015, it took action through unanimous written consent throughout the year.

Hedging Committee

The Hedging Committee’s principle function is to assist management in establishing pricing and production guidelines to be used by management in entering into oil and gas hedging contracts in order to manage the commodity price risk for a portion of our oil and gas production. The Hedging Committee did not hold any formal meetings during the fiscal year ended December 31, 2015.

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

A copy of our Audit Committee Charter can be viewed on our website at http://www.goodrichpetroleum.com/files/9114/1159/7219/AuditCommitteeCharter.pdf.

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

Our Board has determined that each member of the Audit Committee is independent under the SEC’s rules and regulations. Based on Mr. Perdue’s business experience, our Board has determined that he qualifies as an “audit committee financial expert” under the SEC’s rules and regulations. None of the members of the Audit Committee serve on the audit committee of more than two other public companies.

During the fiscal year ended December 31, 2015, the Audit Committee held nine meetings, including quarterly meetings, as well as took action through unanimous written consent throughout the year.

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

A copy of our Compensation Committee Charter can be viewed on our website at http://www.goodrichpetroleum.com/files/6714/1159/7247/CompensationCommitteeCharter.pdf.

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

Our Board has determined that each member of the Compensation Committee is independent under our Corporate Governance Guidelines.

During the fiscal year ended December 31, 2015, the Compensation Committee held three meetings as well as took action through unanimous written consent throughout the year.

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

A copy of our Nominating and Corporate Governance Committee Charter can be viewed on our website at http://www.goodrichpetroleum.com/files/7214/1159/7274/NominatingCharter.pdf.

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

Our Board has determined that each member of the Nominating and Corporate Governance Committee is independent under our Corporate Governance Guidelines.

During the fiscal year ended December 31, 2015, the Nominating and Corporate Governance Committee held one meeting as well as took action through unanimous written consent throughout the year.

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

2015 Advisory Vote on Executive Compensation

The Company provides its stockholders with the opportunity to cast an annual advisory vote on executive compensation (the “Say-On-Pay Proposal”). We obtained majority support for our Say-On-Pay Proposal at the Company’s annual meeting of stockholders held in May 2015, as approximately 90% of stockholders voting on the proposal voted for it. As a result of this support, the compensation committee did not revise the executive compensation programs and policies that were in place for 2015.

Summary of 2015 Executive Compensation

The low commodity price environment had a significant impact on the company and the continued decline in our stock price and impact on our financial results had the following direct effects on our executive compensation program:

•	base salaries were held flat year-over-year;

•	no payout under the Non-Equity Incentive Plan to our NEOs for 2015; however, a cash bonus was paid upon the successful completion of certain strategic financing objectives during the first quarter (the cash bonus awards are reflected in the Summary Compensation Table under “Bonus”);

•	no awards of performance shares were issued to our NEOs;

•	no annual grants of time-vested restricted stock to our NEOs; and

•	in September, 2015, the Compensation Committee implemented an employee retention program. See Employee Retention Program for details.

As a result of these events, our CEO’s total compensation, excluding the cash bonus and retention plan payments, decreased 32% and our NEO’s total compensation decreased 24% year-over-year.

Overview of Our Executive Compensation Program and Compensation Philosophy

Our continued success is contingent on our ability to recruit, develop, motivate and retain top executive talent with the requisite skills and experience to develop, expand and execute our business strategy. Historically, we have provided fair and competitive compensation for our executive officers by structuring our executive compensation program principally around three goals:

1)	Maintaining compensation at competitive market levels, targeting the median of comparative pay of our Peer Group (defined below) for similar positions;

2)	Rewarding executive officers for executing performance goals designed to generate returns for our stockholders. As a result, we historically tied selected elements of our executive compensation program to company performance goals; and

3)	Retain and motivate our executives through a combination of grants of pure time-vested phantom stock and performance awards of phantom stock, each of which vest over three years, commencing on the first anniversary after the grant date. Our CEO and our President are each significant stockholders, and the award of phantom stock grants directly align their interests with those of our stockholders.

While the Compensation Committee has engaged compensation consultants in the past to provide a market analysis of the compensation payable to our NEOs, given the Company’s implementation of significant cost saving reductions to the Company’s compensation programs in 2015 no compensation consultant was engaged or market analysis sought. Throughout this filing, the individuals who served as our CEO and our Interim Chief Financial Officer during the fiscal year ended December 31, 2015, as well as the other individuals included in the “Summary Compensation Table” are referred to as “Named Executive Officers” or “NEOs.”

Elements of Executive Compensation

The elements of overall compensation for executive management have always included (1) base salary levels that are generally near the median of the Peer Group, (2) an annual bonus plan with payouts (if any) based on achievement of objectives approved by the Board and (3) a combination of long-term equity based incentives in the form of pure time-vested phantom stock grants and performance awards of phantom stock. The Compensation Committee historically targeted overall compensation to reflect the approximate median for similar positions as determined through comparison to peer group proxies and independent compensation surveys.

Base Salaries. The Company has historically provided its executive officers with assured cash compensation in the form of a base salary that is generally near the median for similar positions as determined through comparison to peer group proxies and independent compensation surveys. However, as a result of the continued decline in commodity prices and the impact on our stock price and financial results, the Compensation Committee held salaries flat year-over-year for the second year in a row. The base salaries paid to top executive officers during 2015 are shown in the Summary Compensation Table under the “Salary” column. The Compensation Committee expects to continue to review executive base salaries annually and to approve changes as appropriate.

		Salaries as of January 1,
Named Executive Officers	Position	2014 ($)	2015 ($)	2016 ($)
Walter G. Goodrich	Vice Chairman and CEO	515,000	515,000	515,000
Robert C. Turnham, Jr.	President and COO	486,000	486,000	486,000
Mark E. Ferchau	Executive Vice President	380,000	380,000	380,000
Jan L. Schott (1)	Sr. Vice President and CFO	325,000	325,000
Joseph T. Leary (2)	Interim CFO Sr. Vice President, General		250,000	250,000
Michael J. Killelea	Counsel & Corporate Secretary	307,000	307,000	307,000

(1)	Ms. Schott resigned from the Company in September 2015.
(2)	Mr. Leary joined the Company as interim Chief Financial Officer in October 2015.

Effective March 1, 2016, salaries for executive officers were reduced by 20% as follows: Mr. Goodrich - $412,000, Mr. Turnham - $388,800, Mr. Ferchau - $304,000, and Mr. Killelea - $245,600.

Incentive Bonus. Incentive bonuses, considered for payment annually as cash compensation, ensure that the executive officers focus on the achievement of near-term goals that are approved by the Board. Bonuses may be earned if the Company achieves its objectives in key performance metrics and executes on strategic achievements. Bonus targets as a percentage of base salary have historically been set near the median for similar positions. Those targets are 150% for the CEO and President, 100% for the Executive Vice President and 80% for the Senior Vice President and General Counsel. The Interim CFO did not participate in the incentive bonus program. No incentive bonuses were awarded in 2015.

Long-Term Equity-Based Incentives. The specific objectives of our long-term equity-based compensation plan are to attract, motivate, and retain the services of key employees and enhance a sense of ownership, as well as to encourage those persons to assist in our development, growth and financial success. To align the compensation of our executive officers with the attainment of our business goals and an increase in stockholder value, we historically awarded grants of phantom stock, which are subject to time-based vesting requirements, as part of our total compensation package. These grants would be made pursuant to our 2006 Long-Term Incentive Plan, as amended. Existing ownership levels are not a factor in award determination, as we do not want to discourage executives from holding significant amounts of our common stock.

We believe that providing grants of phantom stock focuses the named executives on delivering long-term value to our stockholders, while providing value to the executives in the form of equity awards. A grant of phantom stock offers executives the opportunity to receive shares of our common stock on the date the forfeiture restriction lapses. In this regard, phantom stock serves both to reward and retain executives, as the value of the phantom stock is linked to the price of our common stock on the date the forfeiture restrictions lapses. Our phantom stock awards vest in three equal annual installments beginning one year after the grant date. We believe that these vesting schedules aid us in retaining executives and motivating longer-term performance. Annual long-term equity-based incentives were not awarded in 2015, however, as described below under the Employee Retention Plan, our NEOs did receive restricted phantom stock retention awards.

Employee Retention Program

Due to our substantial indebtedness, liquidity issues and the potential for restructuring transactions there was and is still, risk that, among other things, it may become more difficult to retain or replace key employees. Therefore, in September 2015, we implemented an employee retention program in an effort to retain our top executive talent while focusing on restructuring the Company’s balance sheet.

The Compensation Committee utilized the incentive bonus targets to determine cash retention payouts. Each NEO would receive an initial pro rata quarterly cash payment equal to 25% of their maximum potential bonus payout at a score of 100%, with such amount increasing to 125% or their maximum potential bonus payout if certain defined goals were met, with additional payments beginning at the end of the quarter in which the achievements had been reached. The proposed objectives were (i) the closing of the $118 million sale of the Company’s Eagle Ford properties and the use of the proceeds to pay off the balance of outstanding on the senior revolving credit facility, (ii) a minimum debt reduction of $125 million of unsecured notes accomplished through an exchange transaction relating to the Company’s 5% convertible notes and/or the Company’s 8.875% senior notes, and (iii) maintaining a minimum liquidity of $50 million or greater. The initial retention payments would be made, pro rata, for the month of September 2015, and then quarterly through September 2016. In addition, as a further retention incentive for the NEOs, an equity grant of restricted stock in an amount equal to 75% of such NEO’s base salary would be granted. The 2015 cash retention payments are reflected in the Summary Compensation Table under “Bonus”. The equity grants are reflected in the Grants of Plan-Based Awards table.

In addition to the cash component, the Compensation Committee awarded each NEO equity grants in the form of restricted phantom stock to vest over the next three years with a grant date value of 75% of their annual salary.

As Interim Chief Financial Officer, Mr. Leary did not participate in the employee retention program.

Severance Benefits

We have severance agreements with Messrs. Goodrich, Turnham, and Ferchau. Mr. Killelea is covered by the Goodrich Petroleum Officer Severance Plan. We believe that the severance payments and other benefits provided under these agreements and the severance plan are appropriate, accounting for the time that is expected to take a separated officer to find another job following a termination that may have been outside of his control. Under the agreements and this plan, each officer is eligible for severance payments and other benefits if the officer’s employment is terminated without cause or such officer resigns due to a “change in duties” (as defined in the applicable plan or agreement) following the occurrence of a change of control (each a “Triggering Event”) as described below and under “Potential Payments Upon Termination or Change in Control” of this Amendment.

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

Other Benefits

In addition to base pay, annual cash incentive, long-term equity-based incentives and severance benefits, we provide the following forms of compensation:

•	401(k) Savings Plan. We have a defined contribution profit sharing 401(k) plan designed to assist our eligible officers and employees in providing for their retirement. We match the contributions of our employees to the plan in cash, up to a maximum of 6% of eligible deferrals. Employees are immediately 100% vested in company contributions. Matching contributions were suspended effective April 1, 2016.

•	Health and Other Welfare Benefits. Our executive officers are eligible to participate in medical, dental, vision, disability insurance and life insurance to meet their health and welfare needs. These benefits are provided so as to assure that we are able to maintain a competitive position in terms of attracting and retaining officers and other employees. This is a fixed component of compensation and the benefits are provided on a non-discriminatory basis to all employees.

•	Perquisites. We do not provide significant perquisites or personal benefits to our executive officers. To the extent perquisites or other personal benefits are provided, they are determined on an individual basis as appropriate in light of competitive standards and the performance of our executive officers.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee is comprised of Messrs. Washington, Austin and Seeligson. During the fiscal year ended December 31, 2015, no member of the Compensation Committee (1) was an officer or employee, (2) was formerly an officer or (3) had any relationship requiring disclosure under the rules and regulations of the SEC.

During the fiscal year ended December 31, 2015, none of our executive officers served as (1) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of our Board; (2) a director of another entity, one of whose executive officers served on the Compensation Committee of our Board; or (3) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Board.

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

Summary Compensation for Year Ended December 31, 2013, 2014 and 2015

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)(3)	Non-Equity Incentive Plan Compensation	All Other Compensation (4)	Total
		($)	($)	($)	($)	($)	($)
Walter G. Goodrich	2015	515,000	377,500	440,150	0	15,900	1,348,550
Vice Chairman and Chief Executive Officer	2014	515,000		420,001	486,675	15,600	1,437,276
	2013	478,400		2,100,000	717,600	15,300	3,311,300

Robert C. Turnham, Jr.	2015	486,000	363,000	423,368	0	15,900	1,288,268
President and Chief Operating Officer	2014	486,000		379,998	459,270	15,600	1,340,868
	2013	486,000		1,900,000	678,600	15,300	3,046,300

Mark E. Ferchau	2015	380,000	151,667	329,243	0	15,900	876,810
Executive Vice President	2014	380,000		289,999	239,400	15,600	924,999
	2013	353,600		1,450,000	353,600	15,300	2,172,500

Jan L. Schott(5)	2015	234,606	75,000		0	29,068	338,674
Senior Vice President, and Chief Financial Officer	2014	291,200		233,502	163,800	15,600	737,902
	2013	291,200		962,000	232,960	15,300	1,501,460

Michael J. Killelea	2015	307,000	121,867	253,128	0	15,900	697,895
Senior Vice President, General Counsel and Corporate Secretary	2014	307,000		182,998	154,728	15,600	660,326
	2013	286,000		753,000	228,800	15,300	1,283,100

Joseph T. Leary(6)	2015	53,165				3,190	53,165
Interim Chief Financial Officer

(1)	Amounts include payments under the Company’s employee retention program and a one-time special bonus payment in March related to achieving certain financial objectives during the first quarter.
(2)	For 2015, the amounts included in the “Stock Awards” column reflect the aggregate amount of the phantom stock grants issued in connection with the Company’s employee retention program and a one-time special grant in March related to achieving certain financial objectives during the first quarter.
(3)

The amounts included in the “Stock Awards” column reflect the grant date fair value of the awards under Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, assuming the completion of the service-based vesting conditions to which such awards are subject. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by our NEOs. Assumptions used in the calculation of these amounts are included in Note 2 to our audited financial statements for the fiscal year ended December 31, 2013, 2014 and 2015 included in our Annual Report on Form 10-K.
(4)	The amounts included in the “All Other Compensation” column represent Company matching contributions to the Named Executive Officer’s 401(k) savings plan account. No Named Executive Officer received any perquisites for which the aggregate amount exceeded $10,000.
(5)	Ms. Schott resigned in September, 2015. Other compensation includes accrued vacation payout upon resignation.
(6)	Mr. Leary joined the Company in October, 2015.

Grants of Plan-Based Awards

The following table provides information concerning each grant of an award made to our NEOs under any plan during 2015, including awards, if any, that have been transferred.

Grants of Plan-Based Awards for Year Ended December 31, 2015

Name	Grant Date	All Other Stock Awards Number of Shares of Stock or Units(1)	Grant Date Fair Value of Stock and Options Awards
		(#)	($)
Walter G. Goodrich	9/21/2015	465,000	334,800
Robert C. Turnham, Jr.	9/21/2015	455,625	328,050
Mark E. Ferchau	9/21/2015	356,250	256,500
Michael J. Killelea	9/21/2015	287,812	207,225

(1)	On September 21, 2015, the Board granted equity awards under our 2006 Long-Term Incentive Plan to the NEOs in the form of pure time vested phantom stock as part of the employee retention program.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table.

2006 Long-Term Incentive Plan.

Phantom Stock. The phantom stock awards generally vest in one-third increments on each anniversary of the grant date, and will vest earlier upon the grantee’s termination of employment due to his death or disability. In addition, the phantom stock will vest on a change in control of the Company (see the “Potential Payments Upon Termination or Change in Control” section below for definitions). Payment of vested phantom stock may be made in cash, shares of our common stock or any combination thereof, as determined by the Committee in its discretion. Any payment to be made in cash will be based on the fair market value of a share of common stock on the payment date.

Non-Equity Incentive Plan Compensation.

As a result of the significant adverse impact on the Company during the continued low commodity price environment, the Compensation Committee did not authorize payouts under the Non-Equity Incentive Plan for 2015. As Interim Chief Financial Officer, Mr. Leary did not participate in the Company’s Non-Equity Incentive Plan.

For a description of the plan, please see “Compensation Discussion and Analysis – Annual Cash Incentive Awards.”

Salary in Proportion to Total Compensation. The percentage of each NEO’s total compensation that was paid and awarded for 2015 in the form of base salary was approximately 38% for each of Messrs. Goodrich and Turnham; 43% for Mr. Ferchau; 78% for Ms. Schott and 44% Mr. Killelea.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards for our NEOs that were outstanding on December 31, 2015.

Outstanding Equity Awards as of December 31, 2015

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
	(#)		($)(1)
Walter G. Goodrich	35,000	(2)	9,450
	465,000	(3)	125,550
	69,652	(4)	18,806
	39,817	(5)	10,751
Robert C. Turnham, Jr.	31,667	(2)	8,550
	455,625	(3)	123,019
	63,018	(4)	17,015
	36,025	(5)	9,727
Mark E. Ferchau	24,167	(2)	6,525
	356,250	(3)	96,188
	48,092	(4)	12,985
	27,493	(5)	7,423
Michael J. Killelea	15,250	(2)	4,118
	287,812	(3)	25,903
	30,348	(4)	8,194
	14,277	(5)	3,855

(1)	The market value reported was calculated utilizing our closing stock price on December 31, 2015, the last trading day of the fiscal year, which was $0.27.
(2)	Restricted phantom stock vests in one-third increments on March 10, 2016, 2017 and 2018.
(3)	Restricted phantom stock vests in one-third increments on September 21, 2016, 2017 and 2018.
(4)	Restricted phantom stock vests in one-half increments on December 9, 2016 and 2017.
(5)	Restricted phantom stock vests on December 11, 2016.

Option Exercises and Stock Vested

The following table provides information concerning the vesting of restricted phantom stock awards during the fiscal year ended December 31, 2015 on an aggregated basis with respect to each of our NEOs. None of our NEOs exercised a stock option award during 2015.

Stock Vested for the Year Ended December 31, 2015

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)
Walter G. Goodrich	113,538	26,826
Robert C. Turnham, Jr.	104,314	24,367
Mark E. Ferchau	80,288	18,958
Michael J. Killelea	46,891	11,095

Potential Payments Upon Termination or Change in Control

The discussion below discloses the amount of compensation and/or other benefits potentially due to Messrs. Goodrich, Turnham, Ferchau and Killelea, in the event of a change in control, or a termination of their employment, including, but not limited to, in connection with a change in control of the Company. The amounts shown assume that such termination was effective as of December 31, 2015, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their respective termination or upon a change in control. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company or upon the change in control of the Company. We believe that change in control protection allows management to focus their attention and energy on the business transaction at hand without any distractions regarding the effects of a change-of-control. Likewise, post-termination payments allow management to focus their attention and energy on making the best objective business decisions that are in the interest of the company without allowing personal considerations to cloud the decision-making process.

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

Officer Severance Plans

Mr. Killelea is covered under the Goodrich Petroleum Officer Severance Plan, which provides for a cash lump sum payment to each of them in the event of their termination of employment without “cause” or due to a “change in duties,” during the eighteen (18) month period immediately following a “change in control,” each term as defined below. Prior to any payments under the Officer Severance Plan becoming payable, however, the executive will be required to file a general release in the Company’s favor. The amount to which each is entitled is equal to two (2) times the sum of his annual base salary (defined below), bonus amount (defined below) and Equity Award Value, to be paid no later than the ten (10) day period following the executive’s release becoming irrevocable, or in the event the executive is a “specified employee” as defined in Section 409A of the Code at the time of termination, on the first business day following the six (6) month period immediately following the executive’s termination of employment. The severance plan also provides for continued health coverage under the Company plans (or the equivalent thereof) for each of them for up to 18 months from their respective termination of employment date, but only to the extent that the continuation of benefits is exempt from Section 409A of the Code. In the event that payments pursuant to the severance plan create excise taxes for the executive pursuant to Section 4999 of the Code, we will provide the executive with an additional payment solely to compensate them for the additional excise tax payment; the additional payment is not intended to apply to the income, excise or other taxes that such an additional payment may create for the executive.

If Mr. Killelea incurs an involuntary termination other than following a change in control, then such executive is entitled to receive 100% of the sum of his annual base salary and bonus amount as well as up to twelve months of continued health benefits.

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

Equity-Based Compensation Plans

The Company maintains the Goodrich Petroleum Corporation 2006 Long-Term Incentive Plan (“2006 Plan”), under which each of Messrs. Goodrich, Turnham, Ferchau, and Mr. Killelea have received grants of stock options and/or phantom stock. The terms of the 2006 Plan and related award agreements provide for options to become fully vested and exercisable upon a “change of control” (as defined below) of the Company or upon the grantee’s termination of employment due to death or disability. Phantom stock granted under the 2006 Plan become fully vested upon a change of control of the Company, or upon a grantee’s termination of employment with the Company due to death or disability. A “change of control” of the Company is defined for purposes of the 2006 Plan as a change of control event as defined in the regulations and guidance issued under Section 409A of the Code. Our Committee has the authority to provide for alternative acceleration or exercise treatment for the awards granted pursuant to the 2006 Plan at its discretion, but for purposes of the table below, we have assumed that the executives would receive the treatment of their equity awards as currently noted in the 2006 Plan and their award agreements.

A summary of the possible cash severance payments and continuation of health and life insurance coverage, as well as the accelerated vesting or settlement of the options and phantom stock, are detailed below for each of the named executive officers. The value of all equity awards is based upon the closing price of our stock on December 31, 2015, or $0.27. None of our NEOs held unvested stock options at the end of 2015; therefore, there is no value associated with accelerated vesting of stock options in the table below.

Executive	Death or Disability	Change in control followed by a termination without cause or a change in duties	Termination without cause	Change in control without a Termination of Employment
	($)	($)	($)	($)
Walter G. Goodrich
Cash Severance(1)	—	3,345,500	3,345,500	—
Health and Life Continuation(2)	—	60,958	60,958	—
Accelerated Equity Awards(3)	169,366	169,366	—	169,366
Total	169,366	3,575,824	3,406,458	169,366
Robert C. Turnham, Jr.
Cash Severance(1)	—	3,175,935	3,175,935	—
Health and Life Continuation(2)	—	42,933	42,933	—
Accelerated Equity Awards(3)	158,310	158,310	—	158,310
Total	158,310	3,377,179	3,218,868	158,310
Mark E. Ferchau
Cash Severance(1)	—	2,125,685	2,125,685	—
Health and Life Continuation(2)	—	60,958	60,958	—
Accelerated Equity Awards(3)	123,121	123,121	—	123,121
Total	123,121	2,309,764	2,186,643	123,121
Michael J. Killelea
Cash Severance(1)		1,577,854	1,577,854
Health Continuation(2)		28,839	28,839
Accelerated Equity Awards(3)	93,875	93,875		93,875
Total	93,875	1,700,567	1,606,693	93,875

(1)	The total compensation used to determine the amount of cash severance each executive would have been entitled to as of December 31, 2015 is comprised of the following amounts:

a. Mr. Goodrich: $515,00 in annual salary; $717,600 in bonus; and $440,150 for the value of the previous year’s equity awards.

b. Mr. Turnham: $486,000 in annual salary; $678,600 in bonus; and $423,368 for the value of the previous year’s equity awards.

c. Mr. Ferchau: $380,000 in annual salary; $353,600 in bonus; and $329,243 for the value of the previous year’s equity awards.

e. Mr. Killelea: $307,000 in annual salary; $228,800 in bonus; and $253,127 for the value of the previous year’s equity awards.

(2)	The amounts disclosed above for the continuation of health and life insurance were calculated by using the current cost for health and life insurance (if applicable) for each executive as of December 31, 2015 under our current health and life insurance plans. The continuation costs could be more or less than the amounts disclosed above depending on the time of the executive’s actual termination of employment.
(3)	The acceleration of equity for each of the executives is comprised of restricted phantom stock for all of the executives pursuant to the 2006 Plan. Amounts disclosed in the table above reflect:

a. Mr. Goodrich: 627,281 shares of phantom stock.

b. Mr. Turnham 586,335 shares of phantom stock.

c. Mr. Ferchau 456,002 shares of phantom stock.

e. Mr. Killelea: 347,687 shares of phantom stock.

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

DIRECTOR COMPENSATION

General

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2015. Directors who are our full-time employees receive no compensation for serving as directors.

Director Compensation for Year Ended December 31, 2015

Name	Year	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation	Total
		($)	($)	($)	($)
Josiah T. Austin	2015	14,000	175,000	—	189,000
Peter Goodson	2015	95,998	95,002		195,000
Patrick E. Malloy, III(2)	2015	208,333	172,290		380,624
Michael J. Perdue	2015	114,002	99,998	—	214,000
Arthur A. Seeligson	2015	117,900	100,100	—	218,000
Stephen M. Straty	2015	78,000	110,000	—	188,000
Gene Washington	2015	101,502	99,998	—	201,500

(1)	No director had any outstanding stock awards at year-end 2015. The amounts included in the “Stock Awards” column reflect the grant fair value of each director’s award as computed in accordance with the Topic 718 of the Codification Assumptions used in the calculation of these amounts are included in Note 2 to our audited financial statements for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015.
(2)	Mr. Malloy resigned in May, 2015.

Retainer / Fees

Each non-employee director received the following compensation in 2015:

•	cash retainers of $20,000 for the Chairman of the Audit Committee, $7,500 for the Chairman of the Compensation Committee, $5,000 for the Chairman of the Nominating and Corporate Governance Committee, and $20,000 for the Lead Director;

•	a meeting fee of $1,000 for each Board meeting attended in person or via teleconference and $1,000 for each committee meeting attended in person or via teleconference; and

•	annual director compensation of $175,000 of which each director received a minimum of $100,000 in Goodrich common stock and the remaining balance could be received in either equity or cash.

Effective March 1, 2016, non-employee director compensation was reduced to the following:

•	cash retainers of $16,000 for the Chairman of the Audit Committee, $6,000 for the Chairman of the Compensation Committee, $4,000 for the Chairman of the Nominating and Corporate Governance Committee, and $16,000 for the Lead Director; each to be paid on a quarterly basis;

•	a meeting fee of $1,000 for each Board meeting attended in person or via teleconference and $1,000 for each committee meeting attended in person or via teleconference; but more than one meeting in a week would constitute “one meeting”; and

•	annual cash retainer of $60,000 to be paid on a quarterly basis.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 25, 2016 (except as otherwise noted) certain information with respect to the amount of our common stock beneficially owned (as defined by the SEC’s rules and regulations) by:

•	each person known to beneficially own 5% or more of the outstanding shares of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all current executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common Stock	Walter G. Goodrich(3)	898,435	1.2
Common Stock	Robert C. Turnham, Jr.(4)	589,263		*
Common Stock	Josiah T. Austin	316,642		*
Common Stock	Mark E. Ferchau	241,655		*
Common Stock	Michael J. Killelea	149,302		*
Common Stock	Arthur A. Seeligson	106,257		*
Common Stock	Michael J. Perdue(5)	100,000		*
Common Stock	Gene Washington	75,511		*
Common Stock	Stephen M. Straty	66,667		*
Common Stock	Robert T. Barker	23,711		*
Common Stock	Directors and Executive Officers as a Group (10 persons)	2,567,443	3.3
Common Stock	Allianz Global Investors U.S. LLC(6)	3,900,000	5.0
Series E Preferred Stock	Josiah T. Austin	13,912		*
Series E Preferred Stock	Walter G. Goodrich	8,000		*
Series E Preferred Stock	Robert C. Turnham, Jr.	11,600		*
Series E Preferred Stock	Gene Washington	2,650		*
Series E Preferred Stock	Directors and Executive Officers as a Group	38,162	1.3

*	Less than 1%
(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Goodrich Petroleum Corporation, 801 Louisiana, Suite 700, Houston, Texas 77002 and each beneficial owner has sole voting and dispositive power over such shares.
(2)	Based on the following respective total shares outstanding for each class of our equity securities as of April 25, 2016: (i) 78,203,180 shares of our common stock; and (ii) 2,875,335 depositary shares, each representing a 1/1000th ownership interest in a share of our 10.00% Series E Cumulative Convertible Preferred Stock.
(3)	Includes the following securities: (a) 359,901 shares of common stock held by Walter G. Goodrich on his own behalf, (b) 100,000 shares of common stock held by Mr. Goodrich’s wife, (c) 381,409 shares of common stock owned by Goodrich Energy, Inc., a corporation with respect to which Walter G. Goodrich is the majority stockholder and exercises sole voting and investment power with respect to the shares held by Goodrich Energy, Inc., and (d) 57,125 shares of common stock held by HGF Partnership; as the sole Managing Partner of HGF Partnership, Walter G. Goodrich has control of the day-to-day operations of the partnership and exclusive control of the maintenance of the partnership’s assets, including the right to acquire and convey property on behalf of the partnership.
(4)	Includes the following securities: (a) 559,313 shares of common stock held by Mr. Turnham on his own behalf,; and (b) 29,950 shares of common stock held by Mr. Turnham’s wife.
(5)	Includes the following securities: (a) 75,000 shares of common stock held by a family trust (which is held in a margin account) of which Mr. Perdue is the trustee, and (b) 25,000 shares held in a personal IRA.
(6)

This information is based solely on a Schedule 13G/A filed by Allianz Global Investors U.S. Holdings LLC (“AGI US Holdings”) and Allianz Global Investors U.S. LLC (“AGI US”) on February 10, 2016. These shares of common stock are held by investment advisory clients or discretionary accounts of which AGI US is the investment adviser. When an investment management contract (including a sub-advisory agreement) delegates to AGI US investment discretion or voting power over the securities held in the investment advisory accounts that are subject to that agreement, AGI US Holdings treats AGI US as having sole investment discretion or voting authority, as the case may be, unless the agreement specifies otherwise. Accordingly, AGI US reports on Schedule 13G that it has sole investment discretion and voting authority over the securities covered by any such investment management agreement. As a result, AGI US may be deemed to beneficially own the securities held by its clients or accounts within the meaning of rule 13d-3 under the Act. Because AGI US Holdings is the parent holding company of AGI US, it may be deemed to beneficially own the securities held by the clients or accounts of AGI US. In accordance with SEC Release No. 34-39538 (January 12, 1998), this amount does not include securities, if any, beneficially owned by subsidiaries or affiliates of AGI US Holdings whose ownership of securities is disaggregated from AGI US Holdings and AGI US in accordance with that release. The address of AGI US Holdings and AGI US is 1633 Broadway, New York, NY 10091.

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:
Goodrich Petroleum Corporation 1995 Stock Option Plan, as amended	—	—	—
Goodrich Petroleum Corporation 1997 Nonemployee Director Compensation Plan	—	—	—
Goodrich Petroleum Corporation 2006 Long-Term Incentive Plan, as amended	—	—	—

Item 13. Certain Relationships and Related Transactions and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Transactions Involving Directors and Executive Officers

Related Person Transactions with Patrick E. Malloy,

Patrick E. Malloy, III, resigned as Chairman of the Board of Directors of our Company in May 2015. Mr. Malloy is a principal of Malloy Energy Company, LLC (“MEC”). MEC owns various small working interests in the Bethany Longstreet field for which we are the operator. In accordance with industry standard joint operating agreements, we bill MEC for its share of capital and operating cost on a monthly basis. As of December 31, 2014, the amounts billed and outstanding to MEC for its share of monthly capital and operating costs was less than $0.1 million and was included in trade and other accounts receivable on the consolidated balance sheets. Such amounts at each year-end were paid by MEC to us in the month after billing and is current on payment of its billings. Billings during 2015 through the date of Mr. Malloy’s resignation from the Board of Directors and for the year ended December 31, 2014 were $0.3 million and $0.4 million, respectively. Revenue distributions for the same periods totaled $0.1 million and $0.5 million, respectively.

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

Director Independence

In determining director independence, the Nominating and Corporate Governance Committee reviews the relationships between the Company and each director and reports the results of its review to the Board. The Board uses this information to aid it in making its determination of independence. The Board has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits – or has the potential to impair or inhibit – a director’s exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists, the Board considers, for example, any transactions between the Company and an entity with which a director is affiliated (as an executive officer, partner or substantial stockholder) and whether a director is a current or former employee or consultant of the Company. The Board consults with the Company’s legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent director,” including but not limited to those set forth in SEC rules as in effect from time to time.

Consistent with these considerations, the Board has reviewed all the relationships between the Company and the members of the Board and affirmatively has determined that all directors are independent directors except Mr. Walter G. Goodrich and Mr. Robert C. Turnham, Jr., who are employees of the Company.

The chart below describes the basis for the Board’s determination that the director is independent. Although service as a director of another company alone is not a material relationship that would impair a director’s independence, those relationships have been reviewed and are set forth below.

Director	Relationships Considered	Determination Basis
Josiah T. Austin	Director, Protea Biosciences Group Inc.	Independent
Gene Washington	Director, Goodrich Petroleum Corporation	Independent
President, PacWest Bancorp
Michael J. Perdue	President, Pacific Western Bank	Independent
	Chairman, CEO & Director of Goodrich	Not Independent
Walter G. Goodrich	Petroleum Corporation	Employee of Company
Arthur A. Seeligson	Managing Partner of Seeligson Oil Company, Ltd.	Independent
Managing Director
Stephen M. Straty	Jefferies & Company, Inc.	Independent
	President, COO & Director of	Not Independent
Robert C. Turnham, Jr.	Goodrich Petroleum Corporation	Employee of Company

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

Ernst & Young LLP has served as our independent registered public accounting firm and audited our consolidated financial statements beginning with the fiscal year ended December 31, 2014. The following table shows the fees billed to us related to the audit and other services provided by Ernst & Young LLP for 2014 and 2015.

	2015	2014
Audit Fees(1)	$1,651,711	$1,405,450
Audit Related Fees(2)	—
Total Audit and Audit Related Fees	$1,651,711	$1,405,450
Tax Fees	—	—
All Other Fees (3)	—	—
Total Fees	$1,651,711	$1,405,450

(1)	Audit fees are fees we paid to Ernst & Young LLP in 2014 and 2015 for professional services related to the audit and quarterly reviews of our financial statements and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. In 2014 and 2015, audit fees included the audit of consolidated financial statements and audit of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, Section 404 (“SOX”).
(2)	Other pre-approved audit projects.
(3)	No other fees for professional services were paid to Ernst & Young LLP with respect to the fiscal years ended December 31, 2014 or 2015, respectively.

Audit Committee Pre-Approval Policy

All services to be performed for the Company by Ernst & Young LLP must be pre-approved by the Audit Committee or a designated member of the Audit Committee, as provided in the committee’s charter. All services provided by Ernst & Young LLP in fiscal year 2015 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Listing of Financial Statements

Financial Statements

No financial statements or schedules are filed with this Annual Report on Form 10-K/A.

(b)	Exhibits

The exhibits to this Annual Report on Form 10-K/A required to be filed pursuant to Item 15(b) are listed below.

Exhibit Number	Description

2.1	Purchase and Sale Agreement between Goodrich Petroleum Corporation and EP Energy E&P Company, L.P., dated as of July 24, 2015 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on July 30, 2015).

3.1	Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated August 15, 1995 (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 033-58631) filed on November 14, 1995).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Acquisition II, Inc., dated January 31, 1997 (Incorporated by reference to Exhibit 3.1 B of the Company’s Third Amended Registration Statement of Form S-1 (Registration No. 333-47078) filed on December 8, 2000).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated March 12, 1998 (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 1997).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 9, 2002 (Incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on December 3, 2007).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 30, 2007 (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 9, 2007).

3.6	Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 29, 2015 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on June 4, 2015).

3.7	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-12719) filed on February 19, 2008).

3.8	Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-12719) filed on December 22, 2005).

3.9	Certificate of Designation with respect to the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on April 10, 2013).

3.10	Certificate of Designation with respect to the 9.75% Series D Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on August 19, 2013).

3.11	Certificate of Designation with respect to the 10.00% Series E Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on December 23, 2015).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 (File No. 33-01077) filed February 20, 1996).

4.2	Deposit Agreement, dated as of April 10, 2013, by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on April 10, 2013).

4.3	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on April 10, 2013).

4.4	Form of Certificate representing the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on April 10, 2013).

Exhibit Number	Description

4.5	Deposit Agreement, dated as of August 19, 2013 by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on August 19, 2013).

4.6	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on August 19, 2013).

4.7	Form of Certificate representing the 9.75% Series D Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on August 19, 2013).

4.8	Deposit Agreement, dated as of December 18, 2015 by and among Goodrich Petroleum Corporation, American Stock Transfer & Trust Company, as Depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on December 23, 2015).

4.9	Form of Depositary Receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on December 23, 2015).

4.10	Form of Certificate representing the 10.00% Series E Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on December 23, 2015).

4.11	Indenture, related to our 3.25% Convertible Senior Notes due 2026, dated December 6, 2006, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2006).

4.12	Indenture, related to our 5.00% Convertible Senior Notes due 2029, dated as of September 28, 2009, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.13	First Supplemental Indenture, related to our 5.00% Convertible Senior Notes due 2029, dated as of September 28, 2009, between Goodrich Petroleum Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.14	Form of 5.00% Convertible Senior Note due 2029 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 30, 2009).

4.15	Indenture (including the Form of Note), related to our 8.875% Senior Notes due 2019, dated as of March 2, 2011 among the Company, the Guarantor and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 8, 2011).

4.16	First Supplemental Indenture, related to our 3.25% Convertible Senior Notes due 2026, dated as of April 1, 2011 among Goodrich Petroleum Corporation and Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

4.17	Second Supplemental Indenture, related to our 5.00% Convertible Senior Notes due 2029, dated as of April 1, 2011 among Goodrich Petroleum Corporation and Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2012).

4.18	Third Supplemental Indenture, related to our 5.00% Convertible Senior Notes due 2032, dated as of August 26, 2013, between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on August 27, 2013).

4.19	Indenture, related to our 8.00% Second Lien Senior Secured Notes due 2018, dated as of March 12, 2015, between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 18, 2015).

4.20	Warrant Agreement, dated March 12, 2015, between Goodrich Petroleum Corporation and American Stock Transfer & Trust Company LLC (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 18, 2015).

Exhibit Number	Description

4.21	Registration Rights Agreement, dated March 12, 2015, by and among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Franklin Advisers, Inc. as investment manager on behalf of certain funds and accounts (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 18, 2015).

4.22	Warrant Registration Rights Agreement, dated March 12, 2015, by and among Goodrich Petroleum Corporation and Franklin Advisers, Inc. as investment manager on behalf of certain funds and accounts (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 18, 2015).

4.23	Indenture, related to our 5.00% Convertible Exchange Senior Notes due 2032, dated as of September 8, 2015, among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 9, 2015).

4.24	First Supplemental Indenture, related to our 5.00% Convertible Exchange Senior Notes due 2032, dated as of September 8, 2015, among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 9, 2015).

4.25	Form of 5.00% Convertible Exchange Senior Note due 2032 (included in Exhibit 4.2) (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 9, 2015).

4.26	Indenture, related to our 8.875% Second Lien Senior Secured Notes due 2018, dated October 1, 2015, between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 2, 2015).

4.27	First Supplemental Indenture, dated October 1, 2015, among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 2, 2015).

4.28	Form of 8.875% Second Lien Senior Secured Note due 2018 (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 2, 2015).

4.29	Warrant Agreement, dated October 1, 2015, between Goodrich Petroleum Corporation and American Stock Transfer & Trust Company LLC (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 2, 2015).

4.30	Purchase Agreement, dated as of February 26, 2015, by and among the Company and Franklin Advisers, Inc., as investment manager on behalf of certain funds and accounts listed thereto (Incorporated by reference to Exhibit 4.16 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2014).

10.1	Goodrich Petroleum Corporation 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 (File No. 333-58631) filed May 30, 1995).

10.2†	Goodrich Petroleum Corporation 2006 Long-Term Incentive Plan (Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A (File No. 001-12719) filed April 17, 2006).

10.3	Goodrich Petroleum Corporation 2006 Long-Term Incentive Plan, as amended by the Second Amendment thereto (Incorporated by reference to Annex A to the Company’s Proxy Statement (File No. 001-12719) filed April 17, 2014).

10.4†	Goodrich Petroleum Corporation 2006 Long-Term Incentive Plan as amended by the Third Amendment thereto (Incorporated by reference to Annex A to the Company’s Proxy Statement (File No. 001-12719) filed May 4, 2015).

10.5†	Goodrich Petroleum Corporation Annual Bonus Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.6†	Non-Employee Director Compensation Summary (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2007).

10.7†	Form of Subscription Agreement dated September 27, 1999 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) dated October 15, 1999).

10.8†	Form of Grant of Restricted Phantom Stock (1995 Stock Option Plan) (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.9†	Form of Grant of Restricted Phantom Stock (2006 Long-Term Incentive Plan) (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

Exhibit Number	Description

10.10†	Form of Director Stock Option Agreement (with vesting schedule) (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.11†	Form of Director Stock Option Agreement (immediate vesting) (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.12†	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.13†	Form of Nonqualified Option Agreement (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-138156) filed on October 23, 2006).

10.14†	Amended and Restated Severance Agreement between the Company and Walter G. Goodrich dated November 5, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.15†	Amended and Restated Severance Agreement between the Company and Robert C. Turnham, Jr. dated November 5, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.16†	Amended and Restated Severance Agreement between the Company and Mark E. Ferchau dated November 5, 2007 (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.17	Second Amended and Restated Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas and certain lenders dated May 5, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2009).

10.18	First Amendment to Second Amended and Restated Credit Agreement between Goodrich Petroleum Company, L.L.C. and BNP Paribas and certain lenders, dated as of September 22, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on September 28, 2009).

10.19	Third Amendment to Second Amended and Restated Credit Agreement dated as of February 4, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on February 10, 2011).

10.20	Second Amendment to Second Amended and Restated Credit Agreement dated as of October 29, 2010 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on February 10, 2011).

10.21	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 3, 2011).

10.22	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of October 31, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 4, 2011).

10.23	Fifth Amendment to Second Amended and Restated Credit Agreement dated as of May 16, 2011 among Goodrich Petroleum Company, L.L.C., BNP Paribas, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on February 24, 2012).

10.24	Seventh Amendment to Second Amended and Restated Credit Agreement dated as of November 2, 2012 among Goodrich Petroleum Company, L.L.C., Well Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2013).

10.25	Eighth Amendment to Second Amended and Restated Credit Agreement dated as of March 13, 2013 among Goodrich Petroleum Company, L.L.C., Well Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2013).

10.26	Ninth Amendment to Second Amended and Restated Credit Agreement dated as of October 25, 2013 among Goodrich Petroleum Company, L.L.C., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2013).

Exhibit Number	Description

10.27	Tenth Amendment to the Second Amended and Restated Credit Agreement dated May 19, 2014 among Goodrich Petroleum Company LLC. And Wells Fargo Bank National Association as administrative agent and the lenders thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014).

10.28	Eleventh Amendment to the Second Amended and Restated Credit Agreement dated August 4, 2014 among Goodrich Petroleum Company LLC. and Wells Fargo Bank National Association as administrative agent and the lenders thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014).

10.29	Twelfth Amendment to the Second Amended and Restated Credit Agreement dated September 30, 2014 among Goodrich Petroleum Company LLC. and Wells Fargo Bank National Association as administrative agent and the lenders thereto(Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014).

10.30	Thirteenth Amendment to the Second Amended and Restated Credit Agreement dated February 26, 2015 among Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank National Association as administrative agent and the lenders thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on March 2, 2015).

10.31	Fourteenth Amendment to the Second Amended and Restated Credit Agreement dated October 1, 2015 among Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank National Association as administrative agent and the lenders thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 2, 2015).

10.32	Fifteenth Amendment to the Second Amended and Restated Credit Agreement dated November 3, 2015 among Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank National Association as administrative agent and the lenders thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2015).

10.33	Sixteenth Amendment to the Second Amended and Restated Credit Agreement dated November 3, 2015 among Goodrich Petroleum Company, L.L.C. and Wells Fargo Bank National Association as administrative agent and the lenders thereto (Incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

10.34†	Director Compensation Agreement between Patrick E. Malloy and Goodrich Petroleum Corporation dated June 1, 2013. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (File No. 001-12719) for the year ended December 31, 2013).

10.35	Restructuring Support Agreement and term sheet, dated March 28, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on April 1, 2016).

12.1	Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.1 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

12.2	Ratio of Earnings to Fixed Charges and Preference Securities Dividends (Incorporated by reference to Exhibit 12.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

21.1	Subsidiary of the Registrant: Goodrich Petroleum Company L.L.C.—Organized in the State of Louisiana.

23.1	Consent of Ernst & Young LLP—Independent Registered Public Accounting Firm (Incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

23.2	Consent of Netherland, Sewell & Associates, Inc. (Incorporated by reference to Exhibit 23.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

23.3	Consent of Ryder Scott Company (Incorporated by reference to Exhibit 23.3 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

99.1	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

99.2	Report of Ryder Scott Company, Independent Petroleum Engineers and Geologists (incorporated by reference to Exhibit 99.2 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

Exhibit Number	Description

101.SCH	XBRL Schema Document (incorporated by reference to Exhibit 101.SCH of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

101.CAL	XBRL Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

101.LAB	XBRL Labels Linkbase Document (incorporated by reference to Exhibit 101.LAB of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

101.PRE	XBRL Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

101.DEF	XBRL Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 30, 2016).

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2016.

GOODRICH PETROLEUM CORPORATION

By:	/s/ Walter G. Goodrich
Walter G. Goodrich
Chief Executive Officer