Form 10-Q
period 2016-03-31
GOODRICH PETROLEUM CORP
filed 2016-05-16
CIK 943861

9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares outstanding of the Registrant’s common stock as of May 11, 2016 was 78,203,180.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,680	$11,782
Accounts receivable, trade and other, net of allowance	363	1,255
Accrued oil and natural gas revenue	3,002	3,421
Inventory	6,008	5,652
Prepaid expenses and other	598	1,119
Total current assets	22,651	23,229
PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	974,829	974,012
Furniture, fixtures and equipment	7,302	7,592
	982,131	981,604
Less: Accumulated depletion, depreciation and amortization	(914,097)	(911,072)
Net property and equipment	68,034	70,532
Deferred financing cost and other	90	90
TOTAL ASSETS	$90,775	$93,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,258	$19,673
Accrued liabilities	18,879	12,508
Accrued abandonment costs	83	83
Fair value of oil and natural gas derivatives	6	30
Current portion of debt	446,069	465,507
Total current liabilities	480,295	497,801
Accrued abandonment costs	3,712	3,645
Other non-current liability	490	490
Total liabilities	484,497	501,936
Commitments and contingencies (See Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized:
Series B cumulative convertible preferred stock, issued and outstanding 1,483,441 and 1,491,459 shares, respectively	1,483	1,491
Series C cumulative preferred stock, issued and outstanding 3,060 and 3,125 shares, respectively	3	3
Series D cumulative preferred stock, issued and outstanding 3,621 and 3,736 shares, respectively	4	4
Series E cumulative preferred stock, issued and outstanding 2,903 and 3,553 shares, respectively	3	4
Common stock: $0.20 par value, 150,000,000 shares authorized, issued and outstanding 78,067,160 and 63,910,300 shares, respectively	15,613	12,782
Treasury stock (221,084 and 173,440 shares, respectively)	(46)	(41)
Additional paid in capital	1,095,840	1,069,673
Retained earnings (accumulated deficit)	(1,506,622)	(1,492,001)
Total stockholders’ equity (deficit)	(393,722)	(408,085)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,775	$93,851

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
REVENUES:
Oil and natural gas revenues	$6,464	$24,143
Other	(219)	(113)
	6,245	24,030
OPERATING EXPENSES:
Lease operating expense	2,336	4,138
Production and other taxes	739	1,409
Transportation and processing	431	1,247
Depreciation, depletion and amortization	3,145	20,233
Exploration	197	3,658
General and administrative	6,364	7,751
Gain on sale of assets	(837)	(892)
Other	—	(45)
	12,375	37,499
Operating loss	(6,130)	(13,469)
OTHER INCOME (EXPENSE):
Interest expense	(8,313)	(12,079)
Interest income and other	—	—
Gain on commodity derivatives not designated as hedges	24	4,430
	(8,289)	(7,649)

Restructuring	(4,314)	—

Loss before income taxes	(18,733)	(21,118)
Income tax benefit	—	—
Net loss	(18,733)	(21,118)
Preferred stock dividends	1,004	7,431
Net loss applicable to common stock	$(19,737)	$(28,549)
PER COMMON SHARE
Net loss applicable to common stock - basic	$(0.26)	$(0.58)
Net loss applicable to common stock - diluted	$(0.26)	$(0.58)
Weighted average common shares outstanding - basic	74,521	49,110
Weighted average common shares outstanding - diluted	74,521	49,110

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,733)	$(21,118)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	3,145	20,233
(Gain) loss on commodity derivatives not designated as hedges	(24)	(4,430)
Net cash received (paid) in settlement of commodity derivative instruments	—	13,094
Amortization of leasehold costs	24	2,160
Share based compensation (non-cash)	1,070	1,886
Gain on sale of assets	(837)	(892)
Exploration cost	—	177
Embedded derivative	(3,845)	—
Amortization of finance cost, debt discount and accretion	4,329	2,092
Amortization of transportation obligation	—	189
Materials inventory write-down	156	—
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	892	3,893
Accrued oil and natural gas revenue	419	6,309
Inventory	(512)	(214)
Prepaid expenses and other	735	475
Accounts payable	(3,867)	(15,851)
Accrued liabilities	6,560	(2,286)
Net cash (used in) provided by operating activities	(10,488)	5,717
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,006)	(68,354)
Proceeds from sale of assets	289	777
Net cash used in investing activities	(717)	(67,577)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	13,000	97,000
Principal payments of bank borrowings	—	(166,000)
Proceeds from Second Lien Notes	—	100,000
Note conversions	(804)	—
Proceeds from equity offering	—	47,986
Preferred stock dividends	—	(7,431)
Debt issuance costs	(88)	(3,027)
Other	(5)	(250)
Net cash provided by financing activities	12,103	68,278
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	898	6,418
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,782	8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,680	$6,426

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

We elected to exercise our right to a grace period with respect to the March 15, 2016 interest payments due on our 8.875% Senior Notes due 2019 (the “2019 Notes”), our 8.0% Second Lien Senior Secured Notes due 2018 (the “8.0% Second Lien Notes”) and our 8.875% Second Lien Senior Secured Notes due 2018 (the “8.875% Second Lien Notes”). Additionally, we elected to exercise our right to a grace period with respect to the April 1, 2016 interest payments due on our 5.0% Convertible Senior Notes due 2029 (the “2029 Notes”), our 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”) and 5.0% Convertible Exchange Senior Notes due 2032 (the “2032 Exchange Notes”). The grace periods permitted us 30 days to make such interest payments before an event of default occurs under the indentures. Though, an event of default had not yet occurred, accounting principles generally accepted in the United States (“US GAAP”) requires us to classify all the related outstanding debt as a current liability. As a result, we are not in compliance with the Current Ratio covenant under the Senior Credit Facility as of March 31, 2016 and December 31, 2015.

Voluntary Reorganization under Chapter 11 of the Bankruptcy Code

On April 15, 2016, Goodrich Petroleum Corporation and its subsidiary Goodrich Petroleum Company, L.L.C. (together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions” and, the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for Southern District of Texas (the “Court”) to pursue a pre-packaged Chapter 11 plan of reorganization (the “Plan”). The Debtors filed a motion with the Court seeking joint administration of the Chapter 11 Cases under the caption In re Goodrich Petroleum Corporation, et. al (Case No. 16-31975). The Debtors will continue to operate as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and an order of the Court. The Company is planning to account for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations”, in the quarterly period ended June 30, 2016. The Company filed a series of first day motions with the Court that allowed it to continue to conduct business without interruption. These motions are designed primarily to minimize the impact on the Company’s operations, customers and employees.

The Company expects to continue operations in the normal course during the pendency of the Chapter 11 Cases, and anticipates making royalty payments and payments to working interest owners when due, except for pre-petition royalty and working interest payments, which will be paid upon approval by the Court. Employees should expect no change in their daily responsibilities and to be paid in the ordinary course.

Prior to filing the Chapter 11 Cases, on March 28, 2016, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain holders (the “Consenting Noteholders”) of the Company’s 8.00% Second Lien Senior Secured Notes due 2018 and 8.875% Second Lien Senior Secured Notes due 2018 (together the “Second Lien Notes”). The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment to and obligations of, on the one hand, the Debtors, and on the other hand, the Consenting Noteholders, in connection with a restructuring of the Second Lien Notes as well as the Company’s outstanding unsecured notes, preferred stock and common stock (the “Restructuring Transaction”) pursuant to the Plan. The Plan is based on the restructuring term sheet incorporated by reference in the Restructuring Support Agreement (the “Term Sheet”).

Pursuant to the terms of the Restructuring Support Agreement, the Consenting Noteholders agreed, among other things, and subject to certain conditions: (a) to vote substantially all notes beneficially owned by such Consenting Noteholder in favor of the Plan; (b) to not withdraw or revoke its vote; (c) following the commencement of the Chapter 11 Cases, to not (1) object, on any grounds, to confirmation of the Plan, except to the extent that the terms of such Plan are inconsistent with the terms contained in the Term Sheet, or (2) directly or indirectly seek, solicit, support, or encourage (3) any objection to the Plan, or (4) any other plan of reorganization or liquidation with respect to the Company; (d) subject to appropriate confidentiality measures or agreements, to cooperate to the extent reasonable and practicable with the Company’s efforts to obtain required regulatory approvals of the Plan; and (e) to not take any other action, including, without limitation, initiating any legal proceeding, that is inconsistent with, or that would materially delay consummation of, the transactions embodied in the Plan.

The Company has agreed, among other things, and subject to certain conditions: (a) to commence the Chapter 11 Cases on or before April 15, 2016; (b) to not file any motion, pleading or other document with the Bankruptcy Court that, in whole or in part, is

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inconsistent in any material respect with the Restructuring Support Agreement or the Plan; (c) to not incur or suffer to exist any material indebtedness, except indebtedness existing and outstanding immediately prior to the date of the Restructuring Support Agreement, trade payables, and liabilities arising and incurred in the ordinary course of business; and (d) to use its commercially reasonable best efforts to obtain prompt confirmation of the Plan by order of the Bankruptcy Court and, following such confirmation, promptly consummate the transactions embodied in the Plan, in each case within the timeframes specified in the Restructuring Support Agreement and to do all things reasonably necessary and appropriate in furtherance of the transactions embodied in the Plan.

The Term Sheet contemplates that the Debtors will reorganize as a going concern and continue their day-to-day operations substantially as currently conducted. Specifically, the material terms of the Plan are expected to effect, among other things, subject to certain conditions and as more particularly set forth in the Term Sheet, upon the effective date of the Plan, a substantial reduction in the Debtors’ funded debt obligations (including $175 million of face amount of the Second Lien Notes). Certain principal terms of the Term Sheet are outlined below.

•

Each holder of an allowed priority claim (other than a priority tax claim or administrative claim) shall receive either: (a) cash equal to the full allowed amount of its claim or (b) such other treatment as may otherwise be agreed to by such holder, the Debtors, and the Consenting Noteholders;

•

Each holder of a secured claim (other than a priority tax claim, Senior Credit Facility claim, or Second Lien Notes claim) shall receive, at the Debtors’ election and with the consent of the Consenting Noteholders, either: (a) cash equal to the full allowed amount of its claim, (b) reinstatement of such holder’s claim, (c) the return or abandonment of the collateral securing such claim to such holder, or (d) such other treatment as may otherwise be agreed to by such holder, the Debtors, and the Consenting Noteholders; and

•

Holders of the Second Lien Notes shall receive their pro rata share of 100% of the new membership interests in the reorganized Company (the “New Equity Interests”), subject to dilution from shares issued in connection with a proposed long-term management incentive plan for the reorganized Company, which shall initially provide for grants of New Equity Interests in an aggregate amount equal to 9% of the total New Equity Interests.

The commencement of the Chapter 11 Cases described above constitutes an event of default that accelerated the Company’s obligations under all of its outstanding debt instruments. The agreements governing the Company’s debt instruments provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. However, any efforts to enforce such payment obligations under the Company’s debt instruments will be automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments will be subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Reorganization Process

On April 18, 2016, the Bankruptcy Court issued certain additional interim and final orders with respect to the Debtors’ first-day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course. Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

Under Section 365 of the Bankruptcy Code, the Debtors’ may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions, including approval of the majority of Consenting Noteholders in accordance with the Restructuring Support Agreement. The Debtors may not assume such contracts or leases unless, at the time of assumption, the Debtors: (1) cure any default or provides adequate assurance that the default will be promptly cured; (2) compensate or provide adequate assurance that the Debtors will promptly compensate the other party for any pecuniary loss resulting from defaults; and (3) provide adequate assurance of future performance under the contract.

A Chapter 11 plan (including the Plan) determines the rights and satisfaction of claims and interests of various creditors and security holders and is subject to the ultimate outcome of negotiations and the Court’s decisions through the date on which a Chapter 11 plan (including the Plan) is confirmed. The Debtors currently expect that any proposed Chapter 11 plan (including the Plan), among other things, would provide mechanisms for settlement of the Debtors’ pre-petition obligations, changes to certain operational

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cost drivers, treatment of the Company’s existing equity holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to the reorganized new entity. Any proposed Chapter 11 plan will (and the Plan may) be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors, including the lenders under the Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) and holders of the Company’s unsecured notes and preferred stock, and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for the Plan or any other Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors’ creditors.

Under the priority rankings established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Chapter 11 plan (including the Plan). The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a Chapter 11 plan (including the Plan). No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A Chapter 11 plan (including the Plan) could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully propose or implement a Chapter 11 plan (including the Plan).

For the duration of the Company’s Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A, “Risk Factors”. As a result of these risks and uncertainties, the number of the Company’s outstanding shares and shareholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations, properties and capital plans included in this quarterly report may not accurately reflect its operations, properties and capital plans following the Chapter 11 process.

Basis of Presentation—The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

Furthermore, the accompanying consolidated financial statements do not reflect the application of ASC 852, “Reorganizations”, which will be reflected in the quarterly period ended June 30, 2016. During the pendency of the bankruptcy proceedings, the Company will operate their businesses as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code. ASC 852-10 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases.

We adopted FASB Accounting Standard Update (ASU) 2015-03, Interest-Imputation of Interest, in 2016. This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than an asset. This guidance requires retrospective application; therefore, prior year amounts within the consolidated balance sheets have been reclassified to conform to the current year presentation.

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

Property and Equipment—As of March 31, 2016, we had interests in oil and natural gas properties totaling $67.4 million, net of accumulated depletion, which we account for under the successful efforts method. Under this method, costs of acquiring unproved and proved oil and natural gas leasehold acreage are capitalized. When proved reserves are found on an unproved property, the associated leasehold cost is transferred to proved properties. Significant unproved leases are reviewed periodically, and a valuation allowance is provided for any estimated decline in value. Costs of all other unproved leases are amortized over the estimated average holding period of the leases. Development costs are capitalized, including the costs of unsuccessful development wells.

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

To determine if a field is impaired, we compare the carrying value of the field to the undiscounted future net cash flows by applying management’s estimates of proved reserves, future oil and natural gas prices, future production of oil and natural gas reserves and future operating costs over the economic life of the property. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions. If the carrying value of the field is greater than the undiscounted future net cash flows we further evaluate the field to determine if an impairment exists. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the field.

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
•

Level 2 Inputs— quotes which are derived principally from or corroborated by observable market data. Included in this level are our Senior Credit Facility and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counterparties; and

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

Level 3 Inputs— unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this level would be acquisitions and impairments of oil and natural gas properties, our 5.0% Convertible Exchange Senior Notes due 2032 (the “2032 Exchange Notes”), 8.0% Second Lien Senior Secured Notes due 2018 (the “8.0% Second Lien Notes”), the embedded derivative associated with the 8.0% Second Lien Notes (see Note 3) and 8.875% Second Lien Senior Secured Notes due 2018 (the “8.875% Second Lien Notes”).

As of March 31, 2016 and December 31, 2015, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

The following table summarizes the fair value of our financial instruments and long lived assets that are recorded or disclosed at fair value classified in each level as of March 31, 2016:

	Fair Value Measurements as of March 31, 2016
	(in thousands)
Description	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements
Commodity derivatives (see Note 6)	$—	$(6)	$—	$(6)
Debt (see Note 3)	(2,912)	(40,000)	(3,629)	(46,541)
Total recurring fair value measurements	$(2,912)	$(40,006)	$(3,629)	$(46,547)

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

Transportation Obligation—We entered into a natural gas gathering agreement with an independent service provider, effective July 27, 2010. The agreement was scheduled to remain in effect for a period of ten years and required the service provider to construct pipelines and facilities to connect our wells to the service provider’s gathering system in our Eagle Ford Shale Trend area of South Texas. In compensation for the services, we agreed to pay the service provider 110% of the total capital cost incurred by the service provider to construct new pipelines and facilities. The service provider billed us for 20% of the accumulated unpaid capital costs annually. This obligation was relieved upon the sale of our Eagle Ford Shale Trend properties in September 2015, however we are obligated to pay the 2015 annual billing. As a result of the sale, the transportation obligation liability was reduced to $1.0 million and remained unchanged through March 31, 2016.

We accounted for the agreement by recording a long-term asset, included in “Deferred financing cost and other” on the Consolidated Balance Sheets. The asset was being amortized using the units-of-production method and the amortization expense was included in “Transportation and processing” on the Consolidated Statements of Operations. The related current and long-term liabilities were presented on the Consolidated Balance Sheets in “Accrued liabilities” and “Transportation obligation”, respectively.

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

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At March 31, 2016 and December 31, 2015, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

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

Income or Loss Per Share—Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders for each reporting period by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders for each reporting period by the weighted average number of common shares outstanding during the period, plus the effects of potentially dilutive stock options, stock warrants and restricted stock calculated using the Treasury Stock method and the potential dilutive effect of the conversion of shares associated with our 5.375% Series B Convertible Preferred Stock (“Series B Preferred Stock”), 10.00% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”), 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”), 5.0% Convertible Senior Notes due 2029 (the “2029 Notes”), and 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”) and 2032 Exchange Notes. See Note 4.

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

Guarantees—On March 2, 2011, we issued and sold $275 million aggregate principal amount of our 8.875% Senior Notes due 2019 (the “2019 Notes”). Upon issuance of the guarantee related to the 2019 Notes, our subsidiary also became a guarantor on our outstanding 2029 Notes and our 2026 Notes, pursuant to the respective indentures governing the 2029 Notes and 2026 Notes. On August 26, 2013 and October 1, 2013, we issued $109.25 million and $57.0 million, respectively, aggregate principal amount of our 2032 Notes, which are also guaranteed by our subsidiary pursuant to the terms of the indenture governing the 2032 Notes. The 2019 Notes, 2029 Notes, 2026 Notes and 2032 Notes are guaranteed on a senior unsecured basis by our 100% owned subsidiary, Goodrich Petroleum Company, L.L.C. On March 12, 2015, we issued and sold $100 million aggregate principal amount of our 8.0% Second Lien Notes and upon issuance our subsidiary became the guarantor of the 8.0% Second Lien Notes under the governing indenture. On September 8, 2015 and October 14, 2015, we issued $27.5 million and $8.5 million, respectively, aggregate principal amount of our 2032 Exchange Notes and, upon issuance, our subsidiary became the guarantor of the 2032 Exchange Notes under the governing indenture. On October 1, 2015, we issued and sold $75 million aggregate principal amount of our 8.875% Second Lien Notes and upon issuance our subsidiary became the guarantor of the 8.875% Second Lien Notes under the governing indenture. The 2019 Notes, 2029 Notes, 2026 Notes, 2032 Notes, 8.0% Second Lien Notes, 2032 Exchange Notes, and 8.875 % Second Lien Notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiary, Goodrich Petroleum Company, L.L.C.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Guarantees of the 8.0% Second Lien Notes and 8.875% Second Lien Notes ( together the “Second Lien Notes” ) will be released under certain circumstances, including in the event the Subsidiary Guarantor is sold or disposed of (whether by merger, consolidation, the sale of its capital stock or the sale of all or substantially all of its assets (other than by lease)) and whether or not the Subsidiary Guarantor is the surviving entity in such transaction to a person which is not the Parent Company or a Restricted Subsidiary of the Parent Company, such Subsidiary Guarantor will be released from its obligations under its Subsidiary Guarantee if the sale or other disposition does not violate the covenants described under “Limitation on Sales of Assets and Subsidiary Stock” in the indenture governing the Second Lien Notes. In addition, a Subsidiary Guarantor will be released from its obligations under the indenture and its guarantee if such Subsidiary Guarantor ceases to guarantee any other indebtedness of the Parent Company or a Subsidiary Guarantor, provided no Event of Default (as defined in the indenture governing the Second Lien Notes) has occurred and is continuing; or if the Parent Company designates such subsidiary as an Unrestricted Subsidiary and such designation complies with the other applicable provisions of the indenture or if such subsidiary otherwise no longer meets the definition of a Restricted Subsidiary; or in connection with any covenant defeasance, legal defeasance or satisfaction and discharge of the Second Lien Notes in accordance with the indenture.

New Accounting Pronouncements

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  For public entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. However, if early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Also, if early adopted, all amendments must be adopted in the same period. We are currently evaluating the provisions of this ASU and assessing the impact it may have on our consolidated financial statements.

On February 25, 2016 the FASB issued ASU 2016-02, Leases (Topic 842). The key difference between the existing standards and ASU 2016-02 is the requirement for lessees to recognize on their balance sheet all lease contracts with lease terms greater than 12 months, including operating leases. Specifically, lessees are required to recognize on the balance sheet at lease commencement, both: (i) a right-of-use asset, representing the lessee’s right to use the leased asset over the term of the lease; and, (ii) a lease liability, representing the lessee’s contractual obligation to make lease payments over the term of the lease. For lessees, ASU 2016-02 requires classification of leases as either operating or finance leases, which are similar to the current operating and capital lease classifications. However, the distinction between these two classifications under the ASU does not relate to balance sheet treatment, but relates to treatment and recognition in the statements of income and cash flows. Lessor accounting is largely unchanged from current US GAAP. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public entities.  Early application is permitted. We are currently evaluating the provisions of this ASU and assessing the impact it may have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the period ending March 31, 2016 is as follows (in thousands):

March 31,
2016
Beginning balance at December 31, 2015	$3,728
Liabilities incurred	—
Revisions in estimated liabilities	—
Liabilities settled	—
Accretion expense	67
Dispositions	—
Ending balance	$3,795
Current liability	$83
Long term liability	$3,712

NOTE 3—Debt

The commencement of the Chapter 11 Cases, described in Note 1 above, constitutes an event of default that accelerated the Company’s obligations under all of its outstanding debt instruments. The agreements governing the Company’s debt instruments provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. However, any efforts to enforce such payment obligations under the Company’s debt instruments will be automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments will be subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Debt consisted of the following balances as of the dates indicated (in thousands):

	March 31, 2016			December 31, 2015
	Principal	Carrying Amount (4)	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$40,000	$38,661	$40,000	$27,000	$25,387	$27,000
8.0% Second Lien Senior Secured Notes due 2018 (2)	100,000	86,235	2,252	100,000	87,529	14,512
8.875% Second Lien Senior Secured Notes due 2018	75,000	91,363	1,114	75,000	91,364	7,586
8.875% Senior Notes due 2019	116,828	115,694	2,862	116,828	115,599	9,346
3.25% Convertible Senior Notes due 2026	429	429	—	429	429	64
5.0% Convertible Senior Notes due 2029	6,692	6,692	40	6,692	6,692	67
5.0% Convertible Senior Notes due 2032 (3)	99,155	96,758	10	98,664	95,882	6,923
5.0% Convertible Exchange Senior Notes due 2032	6,305	10,237	263	26,849	42,625	26,649
Total debt	$444,409	$446,069	$46,541	$451,462	$465,507	$92,147

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

(2)

The debt discount is being amortized using the effective interest rate method based upon a two and a half year term through September 1, 2017, the first repurchase date applicable to the 8.0% Second Lien Notes. The debt discount as of March 31, 2016 and December 31, 2015 was $7.9 million and $11.0 million, respectively.

(3)

The debt discount is being amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The debt discount was $1.7 million and $2.0 million as of March 31, 2016 and December 31, 2015, respectively.

(4)

Total debt includes deferred loan costs of $4.4 million and $5.1 million as of March 31, 2016 and December 31, 2015, respectively. Deferred financing costs are amortized using the straight-line method through the contractual maturity dates for the Senior Credit Facility and 2019 Notes, through the first put date of September 1, 2017 for the 8.0% Second Lien Notes and through the first put date of October 1, 2017 for the 2032 Notes.

The following table summarizes the total interest expense (contractual interest expense, accretion, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months		Three Months
	Ended		Ended
	March 31, 2016		March 31, 2015
		Effective		Effective
	Interest	Interest	Interest	Interest
	Expense	Rate	Expense	Rate
Senior Credit Facility	$870	7.2%	$1,537	3.9%
8.0% Second Lien Senior Secured Notes due 2018 **	1,109	18.7%	555	15.6%
8.875% Second Lien Senior Secured Notes due 2018	—	—%	—	—%
8.875% Senior Notes due 2019	2,688	9.1%	6,327	9.2%
3.25% Convertible Senior Notes due 2026	3	3.3%	3	3.3%
5.0% Convertible Senior Notes due 2029	84	5.0%	84	5.0%
5.0% Convertible Senior Notes due 2032	2,053	8.4%	3,573	8.6%
5.0% Convertible Exchange Senior Notes due 2032	1,484	*	—	—%
Other	22	*	—	—%
Total	$8,313		$12,079

* - Not meaningful

** - Includes $3.8 million gain from the change in fair value of the embedded derivative associated with the 8.0% Second Lien Notes

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Credit Facility

Total lender commitments under the Senior Credit Facility were $40.3 million as of March 31, 2016. Total lender commitments under the Senior Credit Facility are also subject to a borrowing base limitation, which as of March 31, 2016 was $40.3 million. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. Our borrowing base was reduced to $20 million on April 1, 2016. As of March 31, 2016, we had $40.0 million outstanding under the Senior Credit Facility and $12.7 million in cash. With the redetermination of the borrowing base on April 1, 2016, the Company had a borrowing base deficiency of $20 million. On March 29, 2016, the Company entered into the Sixteenth Amendment to the Senior Credit Facility (the “Sixteenth Amendment”). The Sixteenth Amendment included the following key elements: (i) reduced total lender commitments to $40.3 million on March 29, 2016; (ii) the Company agreed not to request any borrowings, issue any new letters of credit or increase an existing letter of credit under the Senior Credit Facility before April 16, 2016; and (iii) requires that all letters of credit (except the letter of credit for the benefit of one specific vendor) expire at or prior to the earlier of (A) one year after the date of issuance or (B) five business days prior to February 24, 2017. Interest on revolving borrowings under the Senior Credit Facility, as amended, accrues at a rate calculated, at our option, at the bank base rate plus 1.25% to 2.25% or the London Interbank Offered Rate plus 2.25% to 3.25%, depending on borrowing base utilization. However, during a borrowing base deficiency or an event of default, interest on revolving borrowings under the Senior Credit Facility accrues an additional 2.00% of default interest. Substantially all of our assets are pledged as collateral to secure the Senior Credit Facility.

The terms of the Senior Credit Facility require us to maintain certain covenants. Capitalized terms used here, but not defined, have the meanings assigned to them in the Senior Credit Facility. The primary financial covenants under the under the Senior Credit Facility, include:

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

The commencement of the Chapter 11 Cases on April 15, 2016 constituted an event of default that accelerated the Company’s obligations under the Senior Credit Facility. Additionally, other events of default existed as of April 15, 2016 which include the presence of an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern in the report of our independent registered public accounting firm that accompanied our audited consolidated financial statements for the year ended December 31, 2015. We were also not in compliance with the Current Ratio covenant under the Senior Credit Facility as of December 31, 2015.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the 8.0% Second Lien Notes, we entered into a registration rights agreement that provides holders of the 8.0% Second Lien Notes certain rights relating to registration of the 8.0% Second Lien Notes under the Securities Act of 1933, as amended (the “Securities Act”).  Pursuant to the registration rights agreement, the Company is obligated to file an exchange offer registration statement with the SEC with respect to an offer to exchange the 8.0% Second Lien Notes for substantially identical notes that are registered under the Securities Act. We agreed to commence the exchange offer promptly after the exchange offer registration statement was declared effective by the SEC and use our reasonable best efforts to complete the exchange offer not later than 60 days after such effective date. Under certain circumstances, in lieu of a registered exchange offer, we agreed to file a shelf registration statement with respect to the 8.0% Second Lien Notes. If the exchange offer was not completed on or before March 12, 2016, or the shelf registration statement, if required, is not declared effective within the time periods specified in the Registration Rights Agreement, we agreed to pay additional interest with respect to the 8.0% Second Lien Notes in an amount of 0.25% of the principal amount of the 8.0% Second Lien Notes per year for the first 90 days following such failure, increasing by 0.25% for each additional 90 days and not to exceed 1.00% of the principal amount per year, until the exchange offer is completed or the shelf registration statement is declared effective.  As of the date of this filing, neither an exchange offer nor shelf registration statement for the 8.0% Second Lien Notes has been filed with the SEC.

We separately accounted for the liability and equity components of our 8.0% Second Lien Notes in a manner that reflected our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 8.0% Second Lien Notes using a discount rate of 32% on the date of issuance. We attributed $78.7 million of the 8.0% Second Lien Notes relative fair value to the debt component, which compared to the face value results in a debt discount of $15.8 million. Additionally, we recorded $15.8 million within additional paid-in capital representing the equity component of the 8.0% Second Lien Notes. The debt discount will be amortized using the effective interest rate method through September 1, 2017 along with the applicable debt issuance costs.  A debt discount of $7.9 million remains to be amortized on the 8.0% Second Lien Notes as of March 31, 2016. We also identified an embedded derivative associated with the 8.0% Second Lien Notes stemming from the length of time between the maturity date of March 15, 2018 and the put date of September 1, 2017. We valued the embedded derivative at $5.9 million using the discounted cash flow method on the date of issuance. The embedded derivative feature is recorded at fair value each reporting period with changes in fair value being reported as interest expense in the consolidated statements of operations. The fair value of the embedded derivative was $0.9 million and $5.1 million as of March 31, 2016 and December 31, 2015, respectively, and is included in the carrying amount of the 8.0% Second Lien Notes. The December 31, 2015 embedded derivative fair value consisted of $4.7 million attributable to the debt component and $0.4 million attributable to the equity component of the 8.0% Second Lien Notes.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We may redeem all or a portion of the 8.875% Second Lien Notes at redemption prices (expressed as percentages of principal amount) equal to (i) 106% for the twelve-month period beginning on March 15, 2016 and (ii) 100% on or after March 15, 2017, in each case plus accrued and unpaid interest to the redemption date.  Prior to March 15, 2016, we could have redeemed the 8.875% Second Lien Notes at a customary “make-whole” premium.

The 8.875% Second Lien Notes contain a number of covenants including restrictions on: (i) the incurrence of indebtedness similar to the restrictions in the Company’s 2019 Notes; (ii) the incurrence of liens including prior liens securing indebtedness in an amount in excess of the greater of $150 million and the borrowing base under Senior Credit Facility, equally ranking liens securing indebtedness in an amount (including the 8.875% Second Lien Notes) of more than $75 million, and junior liens securing indebtedness in an amount of more than $50 million; and (iii) restricted payments including the purchase or repayment of unsecured indebtedness prior to its scheduled maturity.

The indenture governing the 8.875% Second Lien Notes contains customary events of default. If an event of default, as defined, occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the 8.875% Second Lien Notes then outstanding may, and the trustee at the request of such holders shall, declare all unpaid principal and accrued and unpaid interest on the 8.875% Second Lien Notes to be due and payable immediately, by a notice in writing to the us. In the case of an event of default arising out of certain bankruptcy events, as defined, the principal and accrued and unpaid interest, on the 8.875% Second Lien Notes will automatically become due and payable without any declaration or other act on the part of the trustee or any holders. As previously stated, on April 15, 2016 we filed Chapter 11 Cases seeking relief under Chapter 11 of the Bankruptcy Code which constitutes an event of default under the indenture governing the 8.875% Second Lien Notes. However, any efforts to enforce payment obligations under any debt instrument will be automatically stayed as a result of the Chapter 11 Cases, and any creditors’ rights of enforcement with respect to debt instruments will be subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The 8.875% Second Lien Notes and the warrants were not separately transferable until the earlier of (i) 60 days after the date on which the Warrants are originally issued or (ii) in the event of the occurrence of a change of control, as defined in the governing indenture. Sixty days after the date of issuance the warrants became convertible on a cashless basis as set forth in the warrant agreement. Any warrants not exercised in ten years from the date of issuance will expire.

We accounted for this transaction as a troubled debt transaction pursuant to guidance provided by FASB ASC section 470-60 “Troubled Debt Restructurings by Debtors”. We have determined that the prospective undiscounted cash flows from the 8.875% Second Lien Notes through their maturity did not exceed the adjusted carrying amount of the retired 2019 Notes, consequently a gain of $62.6 million was recognized for this exchange. Accordingly, on the date of the exchange, a carrying amount of $91.4 million was recorded as a liability and we recorded $2.5 million in Additional paid in capital representing the fair value of the warrants issued. On a basic and diluted loss per share basis the $62.6 million gain was $1.11 per share for the year ended December 31, 2015.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5.0% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of our 2029 Notes. The 2029 Notes mature on October 1, 2029, unless earlier converted, redeemed or repurchased. We exchanged $166.7 million of the 2029 Notes for the 2032 Notes in 2013.  On October 1, 2014, we repurchased $45.1 million of the 2029 Notes using restricted cash held in escrow for that purpose.  The 2029 Notes are convertible into shares of our common stock at a rate equal to 28.8534 shares per $1,000 principal amount of 2029 Notes (equal to an initial conversion price of approximately $34.66 per share of common stock).  As of March 31, 2016, $6.7 million in aggregate principal amount of the 2029 Notes remain outstanding with terms unchanged.

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

On September 8, 2015, we closed a privately-negotiated exchange under which we retired $55.0 million in aggregate original principal amount of our outstanding 2032 Notes in exchange for our issuance of a new series of 2032 Exchange Notes in an aggregate original principal amount of approximately $27.5 million. On October 14, 2015, we closed an additional privately-negotiated exchange under which we retired approximately $17.1 million in aggregate original principal amount of our outstanding 2032 Notes in exchange for our issuance of additional 2032 Exchange Notes in an aggregate original principal amount of approximately $8.5 million. As of March 31, 2016, $94.2 million in aggregate principal amount of the 2032 Notes remained outstanding with terms unchanged. See the description of the 2032 Exchange Notes below.

Many terms of the 2032 Notes remain the same as the 2029 Notes they replaced, including the 5.0% annual cash interest rate and the conversion rate of 28.8534 shares of our common stock per $1,000 principal amount of 2032 Notes (equivalent to an initial conversion price of approximately $34.6580 per share of common stock), subject to adjustment in certain circumstances.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unlike the 2029 Notes, the principal amount of the 2032 Notes accretes at a rate of 2% per year commencing August 26, 2013, compounding on a semi-annual basis, until October 1, 2017. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into our common stock. Holders have the option to require us to purchase any outstanding 2032 Notes on each of October 1, 2017, 2022 and 2027, at a price equal to 100% of the principal amount plus the accretion thereon. Accretion of principal is and will be reflected as a non-cash component of interest expense on our consolidated statement of operations during the term of the 2032 Notes. We recorded $0.5 million and $0.8 million of accretion in the three months ended March 31, 2016 and 2015, respectively.

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

We separately accounted for the liability and equity components of our 2032 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 2032 Notes using an effective interest rate of 8%. We attributed $158.8 million of the fair value to the 2032 Note debt component which compared to the face results in a debt discount of $7.5 million which will be amortized through the first put date of October 1, 2017. Additionally, we recorded $24.4 million within additional paid-in capital representing the equity component of the 2032 Notes. A debt discount of $1.7 million and $2.0 million remained to be amortized on the 2032 Notes as of March 31, 2016 and December 31, 2015, respectively.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We accounted for these exchange transactions as troubled debt restructuring transactions pursuant to guidance provided by FASB ASC section 470-60 “Troubled Debt Restructurings by Debtors”.  We have determined that the prospective undiscounted cash flows from the 2032 Exchange Notes through their maturity exceed the adjusted carrying amount of the retired 2032 Notes, consequently a gain on extinguishment of debt was not recognized for these exchanges. Accordingly, on the date of the September 8, 2015 exchange, a carrying amount of $45.2 million remained as a liability and we recorded $10.1 million to additional paid in capital representing the net fair value of the convert feature. On the date of the October 14, 2015 exchange, a carrying amount of $14.8 million remained as a liability and we recorded $2.5 million to additional paid in capital representing the net fair value of the convert feature. An annual discount rate of 1.3% and 1.4%, respectively, is being used to amortize the liability until maturity on October 1, 2032. During 2016, holders converted an aggregate amount of $32.4 million of 2032 Exchange Notes into our common stock. As of March 31, 2016, $10.2 million aggregate principal amount of the 2032 Exchange Notes remained outstanding.

3.25% Convertible Senior Notes Due 2026

At March 31, 2016, $0.4 million of the 2026 Notes remained outstanding. Holders may present to us for redemption the remaining outstanding 2026 Notes on December 1, 2016 and December 1, 2021.

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

NOTE 4—Net Loss Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the three months ended March 31, 2016 and 2015. Included in Net loss applicable to common stock for the three months ended March 31, 2016 is $5.1 million of preferred stock dividends in arrears as a result of all cash dividends being suspended since the third quarter of 2015 to conserve capital. The preferred stock dividend in arrears amount is included in the 2016 Net loss applicable to common stock calculation for period-to-period comparison purposes only. The following table sets forth information related to the computations of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2016	2015
	(Amounts in thousands, except per share data)
Basic and Diluted loss per share:
Net loss applicable to common stock	$(19,737)	$(28,549)
Weighted average shares of common stock outstanding	74,521	49,110
Basic and Diluted loss per share (1) (2) (3)	$(0.26)	$(0.58)
(1) Common shares issuable upon assumed conversion of convertible preferred stock or dividends paid were not presented as they would have been anti-dilutive.	16,878	3,588
(2) Common shares issuable upon assumed conversion of the 2026 Notes, 2029 Notes, 2032 Exchange Notes and 2032 Notes or interest paid were not presented as they would have been anti-dilutive.	5,910	4,997
(3) Common shares issuable on assumed conversion of restricted stock, stock warrants and employee stock options were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	13,949	7,349

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Income Taxes

We recorded no income tax expense or benefit for the three months ended March 31, 2016. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of March 31, 2016. We have elected to early adopt the provisions of ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” on a retrospective basis as of March 31, 2016. The amendments in this update seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The implementation did not have a material impact on the Company’s consolidated statement of operations, balance sheet or statement of cash flows. As the noncurrent deferred tax amounts net to zero, they are no longer presented on the consolidated balance sheets.

As of March 31, 2016, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2015.

NOTE 6—Commodity Derivative Activities

We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All derivative gains and losses from our derivative contracts have been recognized in “Other income (expense)” on our Consolidated Statements of Operations. All of our derivative contracts that were outstanding as of March 31, 2016 were terminated in April 2016 because of an event of default as a result of the Company filing the Bankruptcy Petitions on April 15, 2016.

The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three month periods ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
Oil and Natural Gas Derivatives (in thousands)	2016	2015
Gain on commodity derivatives not designated as hedges	$24	$4,430

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all hedges are approved by the Hedging Committee of our Board of Directors, and reviewed periodically by the Board of Directors. As of March 31, 2016, the commodity derivatives we used were in the form of:

(a)	swaps, where we receive a fixed price and pay a floating price, based on NYMEX for natural gas, Louisiana Light Sweet Crude (LLS Argus) for crude oil or specific transfer point quoted prices, and
(b)	calls, where we grant the counter party the option to buy an underlying commodity at a specified strike price, within a certain period.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering derivative contracts. We would not have been at risk of losing any fair value amounts had our counterparties as a group been unable to fulfill their obligations as of December 31, 2015 since we did not have a derivative asset on our Consolidated Balance sheets as of March 31, 2016.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2016, our open positions on our outstanding commodity derivative contracts, all of which were with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., were as follows:

Contract Type	Daily Volume	Total Volume	Fixed Price	Fair Value at March 31, 2016 (in thousands)
Natural gas calls (MMBtu)
2016	20,000	5,500,000	$ 5.05-5.06	$(6)
				$(6)

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of March 31, 2016 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1 “Description of Business and Significant Accounting Policies-Fair Value Measurement” for our discussion for inputs used and valuation techniques for determining fair values.

	March 31, 2016 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$—	$—	$—
Non-current Assets Commodity Derivatives	—	—	—	—
Current Liabilities Commodity Derivatives	—	(6)	—	(6)
Non-current Liabilities Commodity Derivatives	—	—	—	—
Total	$—	$(6)	$—	$(6)

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets for the periods ending March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Derivative Current Asset	$—	$—	$—	$—	$—	$—
Derivative Non-current Asset	—	—	—	—	—	—
Derivative Current Liability	(6)	—	(6)	(30)	—	(30)
Derivative Non-current Liability	—	—	—	—	—	—
Total	$(6)	$—	$(6)	$(30)	$—	$(30)

NOTE 7—Stockholders’ Equity

Preferred Stock Dividends

Beginning in the third quarter of 2015 all preferred stock dividend declarations and payments have been suspended.  If we fail to pay dividends on our Series B Preferred Stock on any six dividend payment dates, whether or not consecutive, the dividend rate per annum will be increased by 1.0% until we have paid all dividends on our Series B Preferred Stock for all dividend periods up to and including the dividend payment date on which the accumulated and unpaid dividends are paid in full.  If we fail to pay dividends for six or more quarterly periods, whether or not consecutive, on our 10% Series C Cumulative Preferred Stock (“Series C Preferred Stock”) or 9.75% Series D Cumulative Preferred Stock (“Series D Preferred Stock”) the holders will receive limited voting rights.  In aggregate there were $15.3 million and $10.5 million of dividends in arrears as of March 31, 2016 and December 31, 2015, respectively, for the outstanding shares of our Series B, C and D Preferred Stock.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information related to the components of Preferred stock, net on our Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2016	2015
	(Amounts in thousands)
Preferred stock, net:
Preferred stock dividends	$—	$7,431
Preferred stock dividends in arrears	5,116	—
Preferred stock exchange	(4,112)	—
	$1,004	$7,431

Conversions to Common Stock

In 2016, we issued 9.8 million shares of our common stock to holders that exercised their conversion rights on $19.6 million face amount of the 2032 Exchange Notes. We recorded the $32.4 million carrying amount of the converted 2032 Exchange Notes to stockholders’ equity. See Note 3.

Additionally, in 2016, we issued 3.3 million shares of our common stock to Series E Preferred Stock holders that exercised their conversion rights on approximately 650,904 depositary shares of Series E Preferred Stock.

NOTE 8—Commitments and Contingencies

On June 10, 2015, we entered into an eighteen month term agreement with a third party vendor which obligated us to purchase $11.4 million in pipe. We will receive and pay for approximately $0.6 million of pipe each month during the term of the agreement. Our obligation may be reduced subject to the vendor identifying an opportunity to sell the pipe to the open market.  We have taken delivery of eight shipments under this agreement and a $6.2 million commitment remained at March 31, 2016. We have not taken any deliveries from the vendor nor have we made any payments to the vendor since January 2016.

As of March 31, 2016, we did not have any other changes in material commitments and contingencies, which include our outstanding and pending litigation.

NOTE 9 – Subsequent Events

On April 15, 2016, we filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for Southern District of Texas to pursue a pre-packaged Chapter 11 plan of reorganization. See Note 1 for further details.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

We have made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with our management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), concerning our operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and natural gas properties, marketing and midstream activities, and also include those statements accompanied by or that otherwise include the words “may,” “could,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “predicts,” “target,” “goal,” “plans,” “objective,” “potential,” “should,” or similar expressions or variations on such expressions that convey the uncertainty of future events or outcomes. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made; we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risk and uncertainties:

•

risks and uncertainties associated with the Chapter 11 process, including our inability to develop, confirm and consummate a plan under Chapter 11 of the Bankruptcy Code or an alternative restructuring transaction, including a sale of all or substantially all of our assets, which may be necessary to continue as a going concern;

•	inability to maintain relationship with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;
•

our ability to obtain the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases (as defined below), including maintaining strategic control as debtor-in-possession;

•	the effects of the bankruptcy petitions on the Company and on the interests of various constituents, including holders of our common stock;
•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;
•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization;
•	the potential adverse effects of the Chapter 11 proceedings on our liquidity and results of operations;
•	increased advisory costs to execute a reorganization;
•

failure to satisfy our short- or long-term liquidity needs, including our inability to generate sufficient cash flow from operations or to obtain adequate financing to fund our capital expenditures and meet working capital needs and our ability to continue as a going concern;

•	the market prices of oil and natural gas;
•	financial market conditions and availability of capital;
•	planned capital expenditures;
•	future drilling activity;
•	our financial condition;
•	future cash flows, credit availability and borrowings;

•	sources of funding for exploration and development;
•	uncertainties about the estimated quantities of our oil and natural gas reserves;
•	production;
•	hedging arrangements;
•	litigation matters;
•	pursuit of potential future acquisition opportunities;
•	general economic conditions, either nationally or in the jurisdictions in which we are doing business;
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

Key Developments

The following general economic developments and corporate actions in 2015 and 2016 had, and may continue to have, a significant impact on our financial position and results of operations:

The Current, Sustained Low Commodity Price Environment

Beginning in the second half of 2014, commodity prices, particularly crude oil, began to decline sharply. The decline became precipitous late in the fourth quarter of 2014 and into 2015.  Crude oil prices declined from a high of over $105 per barrel in June 2014 to less than $27 per barrel in February 2016. Natural gas prices faced similar downward pressure during the same time frame with prices declining from $4.71 per MMBtu in June 2014 to $1.49 per MMBtu in March 2016. As an exploration and production company with interests in unconventional oil and natural gas shale properties that require large investments of capital to develop, the significant magnitude of this price decline has had a particularly material and adverse impact on our results of operations and led to substantial changes in our operating and drilling programs.

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

The extended low commodity price environment has likewise significantly impacted our liquidity as operating cash flow has declined and our lenders have reduced the borrowing capacity under our Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”). Given the downturn in oil and natural gas prices, we have faced and expect to continue to face liquidity constraints.  Our cash flows are negatively impacted by lower realized oil and natural gas sales prices. As of December 31, 2015, we no longer have any oil derivative contracts in place. Given the current oil futures pricing, we currently have limited hedging opportunities; as a result, we do not anticipate having in place any derivative positions with respect to our 2016 anticipated oil and condensate sales volumes and thus expect further deteriorating realized sale prices if oil prices do not improve.

The significant decline in oil and natural gas prices also increases the uncertainty of the impact of commodity prices on our estimated proved reserves. We are unable to predict future commodity prices with any greater precision than the futures market.  The prolonged period of depressed commodity prices has significantly impacted our estimated proved reserves, which led to a substantial impairment of our oil and natural gas properties as of December 31, 2015.  If downward revisions of proved reserves occur in the future, we could have further increases in our depreciation, depletion and amortization (“DD&A”) rates and additional oil and natural gas property impairment charges. We are unable to predict the timing and amount of future reserve revisions, nor the impact such revisions may have on our future DD&A rates or oil and natural gas property impairments. Future declines in commodity prices and estimated proved reserves could lead to further reductions of our borrowing base under the Senior Credit Facility. Such reductions could prevent us from borrowing additional amounts under the Senior Credit Facility or, if the borrowing base were to be reduced below the then-outstanding borrowings, could require us to repay the shortfall and could otherwise limit our ability to obtain alternative financing.

Voluntary Reorganization under Chapter 11 of the Bankruptcy Code

On April 15, 2016, Goodrich Petroleum Corporation and its subsidiary Goodrich Petroleum Company, L.L.C. (together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions” and, the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for Southern District of Texas (the “Court”) to pursue a pre-packaged Chapter 11 plan of reorganization (the “Plan”). The Debtors have filed a motion with the Court seeking joint administration of the Chapter 11 Cases under the caption In re Goodrich Petroleum Corporation, et. al (Case No. 16-31975). The Debtors will continue to operate as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and an order of the Court. The Company will account for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations”, in the quarterly period ended June 30, 2016. The Company filed a series of first day motions with the Court that allowed us to continue to conduct business without interruption. These motions are designed primarily to minimize the impact on the Company’s operations, customers and employees.

The Company expects to continue operations in the normal course during the pendency of the Chapter 11 Cases, and anticipates making royalty payments and payments to working interest owners when due, except for pre-petition royalty and working interest payments, which will be paid upon approval by the Court. Employees should expect no change in their daily responsibilities and to be paid in the ordinary course.

Prior to filing the Chapter 11 Cases, on March 28, 2016, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain holders (the “Consenting Noteholders”) of the Company’s 8.00% Second Lien Senior Secured Notes due 2018 and 8.875% Second Lien Senior Secured Notes due 2018 (together the “Second Lien Notes”). The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment to and obligations of, on the one hand, the Debtors, and on the other hand, the Consenting Noteholders, in connection with a restructuring of the Second Lien Notes as well as the Company’s outstanding unsecured notes, preferred stock and common stock (the “Restructuring Transaction”) pursuant to the Plan. The Plan is based on the restructuring term sheet incorporated by reference in the Restructuring Support Agreement (the “Term Sheet”).

Pursuant to the terms of the Restructuring Support Agreement, the Consenting Noteholders agreed, among other things, and subject to certain conditions: (a) to vote substantially all notes beneficially owned by such Consenting Noteholder in favor of the Plan; (b) to not withdraw or revoke its vote; (c) following the commencement of the Chapter 11 Cases, to not (1) object, on any grounds, to confirmation of the Plan, except to the extent that the terms of such Plan are inconsistent with the terms contained in the Term Sheet, or (2) directly or indirectly seek, solicit, support, or encourage (3) any objection to the Plan, or (4) any other plan of reorganization or liquidation with respect to the Company; (d) subject to appropriate confidentiality measures or agreements, to cooperate to the extent reasonable and practicable with the Company’s efforts to obtain required regulatory approvals of the Plan; and (e) to not take any other action, including, without limitation, initiating any legal proceeding, that is inconsistent with, or that would materially delay consummation of, the transactions embodied in the Plan.

The Company has agreed, among other things, and subject to certain conditions: (a) to commence the Chapter 11 Cases on or before April 15, 2016; (b) to not file any motion, pleading or other document with the Bankruptcy Court that, in whole or in part, is inconsistent in any material respect with the Restructuring Support Agreement or the Plan; (c) to not incur or suffer to exist any material indebtedness, except indebtedness existing and outstanding immediately prior to the date of the Restructuring Support Agreement, trade payables, and liabilities arising and incurred in the ordinary course of business; and (d) to use its commercially reasonable best efforts to obtain prompt confirmation of the Plan by order of the Bankruptcy Court and, following such confirmation, promptly consummate the transactions embodied in the Plan, in each case within the timeframes specified in the Restructuring Support Agreement and to do all things reasonably necessary and appropriate in furtherance of the transactions embodied in the Plan.

The Term Sheet contemplates that the Debtors will reorganize as a going concern and continue their day-to-day operations substantially as currently conducted. Specifically, the material terms of the Plan are expected to effect, among other things, subject to certain conditions and as more particularly set forth in the Term Sheet, upon the effective date of the Plan, a substantial reduction in the Debtors’ funded debt obligations (including $175 million of face amount of the Second Lien Notes). Certain principal terms of the Term Sheet are outlined below.

•

Each holder of an allowed priority claim (other than a priority tax claim or administrative claim) shall receive either: (a) cash equal to the full allowed amount of its claim or (b) such other treatment as may otherwise be agreed to by such holder, the Debtors, and the Consenting Noteholders;

•

Each holder of a secured claim (other than a priority tax claim, Senior Credit Facility claim, or Second Lien Notes claim) shall receive, at the Debtors’ election and with the consent of the Consenting Noteholders, either: (a) cash equal to the full allowed amount of its claim, (b) reinstatement of such holder’s claim, (c) the return or abandonment of the collateral securing such claim to such holder, or (d) such other treatment as may otherwise be agreed to by such holder, the Debtors, and the Consenting Noteholders; and

•

Holders of the Second Lien Notes shall receive their pro rata share of 100% of the new membership interests in the reorganized Company (the “New Equity Interests”), subject to dilution from shares issued in connection with a proposed long-term management incentive plan for the reorganized Company, which shall initially provide for grants of New Equity Interests in an aggregate amount equal to 9% of the total New Equity Interests.

The commencement of the Chapter 11 Cases described above constitutes an event of default that accelerated the Company’s obligations under all of its outstanding debt instruments. The agreements governing the Company’s debt instruments provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. However, any efforts to enforce such payment obligations under the Company’s debt instruments will be automatically stayed as a result of the

Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments will be subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Reorganization Process

On April 18, 2016, the Bankruptcy Court issued certain additional interim and final orders with respect to the Debtors’ first-day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course. Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

Under Section 365 of the Bankruptcy Code, the Debtors’ may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions, including approval of the majority of Consenting Noteholders in accordance with the Restructuring Support Agreement. The Debtors may not assume such contracts or leases unless, at the time of assumption, the Debtors: (1) cure any default or provides adequate assurance that the default will be promptly cured; (2) compensate or provide adequate assurance that the Debtors will promptly compensate the other party for any pecuniary loss resulting from defaults; and (3) provide adequate assurance of future performance under the contract.

A Chapter 11 plan (including the Plan) determines the rights and satisfaction of claims and interests of various creditors and security holders and is subject to the ultimate outcome of negotiations and the Court’s decisions through the date on which a Chapter 11 plan (including the Plan) is confirmed. The Debtors currently expect that any proposed Chapter 11 plan (including the Plan), among other things, would provide mechanisms for settlement of the Debtors’ pre-petition obligations, changes to certain operational cost drivers, treatment of the Company’s existing equity holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to the reorganized new entity. Any proposed Chapter 11 plan will (and the Plan may) be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors, including the lenders under the Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) and holders of the Company’s unsecured notes and preferred stock, and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for the Plan or any other Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors’ creditors.

Under the priority rankings established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Chapter 11 plan (including the Plan). The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a Chapter 11 plan (including the Plan). No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A Chapter 11 plan (including the Plan) could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully propose or implement a Chapter 11 plan (including the Plan).

For the duration of the Company’s Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A, “Risk Factors”. As a result of these risks and uncertainties, the number of the Company’s outstanding shares and shareholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations, properties and capital plans included in this quarterly report may not accurately reflect its operations, properties and capital plans following the Chapter 11 process.

Primary Operating Areas

Tuscaloosa Marine Shale Trend

We held approximately 296,000 gross (224,000 net) acres in the TMS as of March 31, 2016. As of March 31, 2016, we had 2 gross (1.7 net) TMS wells drilled and waiting on completion. Our net production volumes from our TMS wells represented approximately 37% of our total equivalent production on a Boe basis and approximately 100% of our total oil production for the first quarter of 2016.

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Angelina and Nacogdoches counties, Texas and DeSoto and Caddo parishes, Louisiana. We held approximately 55,000 gross (26,000 net) acres as of March 31, 2016 producing from and prospective for the Haynesville Shale Trend. Our net production volumes from our Haynesville Shale Trend wells represented approximately 62% of our total equivalent production on a Boe basis for the first quarter of 2016.

Eagle Ford Shale Trend

We closed the sale of our Eagle Ford Shale Trend proved reserves and a portion of the associated leasehold on September 4, 2015. We retained approximately 17,000 net acres of our undeveloped leasehold, all of which is prospective for future development or sale.

Results of Operations

For the three months ended March 31, 2016, we reported net loss applicable to common stock of $19.7 million, or $0.26 per basic and diluted share, on total revenue of $6.2 million as compared to a net loss applicable to common stock of $28.5 million, or $0.58 per basic and diluted share, on total revenue of $24.1 million for the three months ended March 31, 2015.

The items that had the most material financial effect on us in the three months ended March 31, 2016 compared to the same periods in 2015 were revenues and depreciation, depletion and amortization.  Revenues were down due to significantly lower realized oil and natural gas sales prices as well as lower oil, condensate and natural gas production volumes. The decreases reflected in depreciation, depletion and amortization were driven by lower rates resulting from substantial impairment charges recognized in the fourth quarter of 2015, the sale of our Eagle Ford Shale Trend properties in September 2015 and lower oil and natural gas production volumes.

The following table reflects our summary operating information for the periods presented (in thousands except for price and volume data). Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

	Three Months Ended March 31,
(In thousands, except for price data)	2016	2015	Variance
Revenues:
Natural gas	$1,567	$4,184	$(2,617)	(63%)
Oil and condensate	4,897	19,959	(15,062)	(75%)
Natural gas, oil and condensate	6,464	24,143	(17,679)	(73%)
Operating revenues	6,245	24,030	(17,785)	(74%)
Operating expenses	12,375	37,499	(25,124)	(67%)
Operating loss	(6,130)	(13,469)	7,339	(54%)
Net loss applicable to common stock	(19,737)	(28,549)	8,812	(31%)
Net Production:
Natural gas (MMcf)	1,571	2,071	(500)	(24%)
Oil and condensate (MBbls)	154	435	(281)	(65%)
Total (MBoe)	416	780	(364)	(47%)
Average daily production (Boe/d)	4,567	8,671	(4,104)	(47%)

	Three Months Ended March 31,
	2016	2015	Variance
Average realized sales price per unit:
Natural gas (per Mcf)	$1.00	$2.02	$(1.02)	(50%)
Natural gas (per Mcf) including realized derivatives	1.00	2.02	(1.02)	(50%)
Oil and condensate (per Bbl)	31.84	45.86	(14.02)	(31%)
Oil and condensate (per Bbl) including realized derivatives	31.84	75.95	(44.11)	(58%)
Average realized price (per Boe)	15.55	30.94	(15.39)	(50%)

Revenues from Operations

Revenues from operations decreased by $17.7 million for the three months ended March 31, 2016 compared to the same period in 2015, reflecting lower average realized natural gas, oil and condensate sales prices, which decreased revenues by $8.2 million, while the decline in oil and natural gas production volumes decreased revenues by $9.5 million. For the three months ended March 31, 2016, 76% of our oil and natural gas revenue was attributable to oil sales compared to 83% for the three months ended March 31, 2015. Over 60% of the production volume decrease in 2016 resulted from the sale of our Eagle Ford Shale Trend properties in September 2015.

Operating Expenses

As described below, operating expenses decreased $25.1 million to $12.4 million, in the three months ended March 31, 2016 compared to the same period in 2015.

	Three Months Ended March 31,
Operating Expenses (in thousands)	2016	2015	Variance
Lease operating expenses	$2,336	$4,138	$(1,802)	(44%)
Production and other taxes	739	1,409	(670)	(48%)
Transportation and processing	431	1,247	(816)	(65%)
Exploration	197	3,658	(3,461)	(95%)

	Three Months Ended March 31,
Operating Expenses per Boe	2016	2015	Variance
Lease operating expenses	$5.62	$5.30	$0.32	6%
Production and other taxes	1.78	1.81	(0.03)	(2%)
Transportation and processing	1.04	1.60	(0.56)	(35%)
Exploration	0.47	4.69	(4.22)	(90%)

Lease Operating Expense

Lease operating expense (“LOE’) during the three month period ended March 31, 2016 decreased compared to the three months ended March 31, 2015. The decrease was the result of a $1.8 million decrease from our Eagle Ford Shale Trend properties that were sold in September 2015. Workover expense in the first quarter of 2016 totaled $0.2 million which added $0.41 per Boe to unit expense compared to workover expense of $0.3 million in the first quarter of 2015 which added $0.32 per Boe to unit expense.

Production and Other Taxes

Production and other taxes for the three months ended March 31, 2016 included production tax of $0.3 million and ad valorem tax of $0.4 million. During the comparable period in 2015, production and other taxes included production tax of $0.6 million and ad valorem tax of $0.8 million.

Production and other taxes decreased in the first quarter of 2016 due to lower crude oil prices during the three months ended March 31, 2016 and a decrease from our Eagle Ford Shale Trend properties that were sold in September 2015. The State of Mississippi has enacted an exemption from the existing 6% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which will be partially offset by a 1.3% local severance tax on such wells. The exemption is applicable until the earlier of (i) 30 months from the date of first sale of production or (ii) until payout of the well cost is achieved. The State of Louisiana has also enacted an exemption from the existing 12.5% severance tax for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) until payout of the well cost is achieved. The net revenues from our wells drilled in our TMS acreage in Southwestern Mississippi and Southeast Louisiana have been favorably impacted by these exemptions.

Transportation and Processing Expense

Transportation and processing expense decreased in the three months ended March 31, 2016 compared to the same period in 2015. The decrease is due to lower operated natural gas production, as our natural gas production incurs substantially all of our transportation and processing cost. The lower natural gas production is directly associated with the sale of our Eagle Ford Shale Trend properties in September 2015.

Exploration

The decrease in exploration expense for the three months ended March 31, 2016 compared to the same period in 2015 is attributable to a decrease in leasehold amortization costs related to non-cash lease expirations in our TMS and Eagle Ford Shale Trend acreage.

	Three Months Ended March 31,
Operating Expenses (in thousands)	2016	2015	Variance
Depreciation, depletion and amortization	$3,145	$20,233	$(17,088)	(84%)
General and administrative	6,364	7,751	(1,387)	(18%)

	Three Months Ended March 31,
Operating Expenses per Boe	2016	2015	Variance
Depreciation, depletion and amortization	$7.57	$25.93	$(18.36)	(71%)
General and administrative	15.31	9.93	5.38	54%

Depreciation, Depletion and Amortization (“DD&A”)

DD&A expense for the three months ended March 31, 2016 decreased as compared to the same periods in 2015 primarily due to a significant decline in DD&A rates resulting from the substantial impairment charges recognized in the fourth quarter of 2015.

General and Administrative (“G&A”) Expense

G&A expense decreased in the three months ended March 31, 2016 compared to the same period in 2015. The decrease stems from lower compensation expense, professional fees and corporate governance costs. We have reduced our staff headcount by more than 50% from January 2015 levels.  The higher rate per Boe for the three months ended March 31, 2016, reflects a 47% decline in oil and natural gas production during 2016. Share-based compensation expense, which is a non-cash item, totaled $1.1 million for the three months ended March 31, 2016, a $0.8 million decrease over the same period in 2015.

Other Income (Expense)

	Three Months Ended March 31,
Other income (expense) (in thousands):	2016	2015
Interest expense	$(8,313)	$(12,079)
Gain (loss) on commodity derivatives not designated as hedges	24	4,430
Average funded borrowings adjusted for debt discount and accretion	$431,901	$611,298
Average funded borrowings	$434,196	$621,603

Interest Expense

Our interest expense decreased in the three months ended March 31, 2016 compared to the same periods in 2015 primarily as a result of the decrease in interest expense resulting from a $3.8 million fair value decrease of the embedded derivative associated with the 8.0% Second Lien Senior Secured Notes due 2018 (the “8.0% Second Lien Notes”), the exchange of the 8.875% Senior Notes due 2019 (the “2019 Notes”)for the 8.875% Second Lien Senior Secured Notes due 2018 (the “8.875% Second Lien Notes”) in October 2015 and a decrease in Senior Credit Facility interest because of the much lower average outstanding balance during the first quarter of 2016 compared to first quarter 2015. These decreases were partially offset by a $1.4 million increase in interest expense on the 5.0% Convertible Exchange Senior Notes due 2032 (the “2032 Exchange Notes”). Non-cash interest expense for the three months ended March 31, 2016 totaled $3.1 million compared to $2.1 million in the same period in 2015. The increase in non-cash interest expense reflects the debt discount amortization on the 8.0% Second Lien Notes.

Gain (loss) on Commodity Derivatives Not Designated as Hedges

Gain on commodity derivatives not designated as hedges for the three months ended March 31, 2016 is comprised of an unrealized gain of $0.1 million representing the change of the fair value of our natural gas derivative contracts. There were no oil or natural gas derivative contract settlements during the period.  The decrease in fair value of our natural gas derivative is reflective of the contracts that are expiring on a monthly basis. All of our oil derivative contracts expired in December 2015.

Gain on commodity derivatives not designated as hedges for the three months ended March 31, 2015 include an $8.7 million loss representing the change in the fair value of our oil and natural gas derivative contracts and net cash receipts of $13.1 million on the settlement of our oil and natural gas derivatives. The change in fair value of our derivative contracts consisted of a $9.0 million loss on our oil derivative contracts and a $0.3 million gain on our natural gas derivative contracts. The decrease in fair value of our oil derivatives reflects the realization of settled contracts.

Restructuring

As a result of the filing of the Chapter 11 Cases, we have incurred and continue to incur significant professional fees and other costs in connection with the preparation and administration of the Chapter 11 Cases. Restructuring costs during the first quarter of 2016 totaled $4.3 million. We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Chapter 11 Cases.

Income Tax Benefit

We recorded no income tax benefit for the three months ended March 31, 2016. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of March 31, 2016.

Adjusted EBITDAX

Adjusted EBITDAX is a supplemental non-US GAAP financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as earnings before interest expense, income tax, DD&A, exploration expense, stock compensation expense and impairment of oil and natural gas properties. In calculating Adjusted EBITDAX, gains/losses on derivatives, less net cash received or paid in settlement of commodity derivatives are excluded from Adjusted EBITDAX. Other excluded items include Interest income and other, Gain/loss on sale of assets, Gain/loss on early extinguishment of debt and Other expense. Adjusted EBITDAX is not a measure of net income (loss) as determined by accounting principles generally accepted in the United States (“US GAAP”). Adjusted EBITDAX should not be considered an alternative to net income (loss), as defined by US GAAP. The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDAX to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP.

	Three Months Ended March 31,
Adjusted EBITDAX (in thousands)	2016	2015
Net loss (US GAAP)	$(18,733)	$(21,118)
Exploration expense	197	3,658
Depreciation, depletion and amortization	3,145	20,233
Stock compensation expense	1,070	1,886
Interest expense	8,313	12,079
Gain on commodity derivatives not designated as hedges	(24)	(4,430)
Net cash received in settlement of derivative instruments	—	13,094
Other items (1)	3,633	(937)
Adjusted EBITDAX	$(2,399)	$24,465

(1)	Other items include interest income, gain on sale of assets, restructuring and other expense.

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

Liquidity and Capital Resources

Overview

Our primary sources of cash during the first quarter of 2016 were borrowings under our Senior Credit Facility. We used cash primarily to fund capital expenditures and pay interest on notes converted to common stock. We do not plan to have any material capital expenditures for the remainder of 2016 and will fund our operations through a combination of cash on hand and cash from operating activities.

We have in place a Senior Credit Facility with a syndicate of U.S. and international lenders. As of March 31, 2016, we had a $40.3 million borrowing base with $40.0 million in outstanding borrowings and $12.7 million of cash. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. The borrowing base was reduced to $20.0 million on April 1, 2016. As a result of such borrowing base reduction, the Company had a borrowing base deficiency of $20.0 million. Furthermore, the commencement of the Chapter 11 Cases on April 15, 2016 constituted an event of default under the Senior Credit Facility.

Since the Chapter 11 filings, our principal sources of liquidity have been limited to cash flow from operations and cash on hand. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with the preparation and administration of the Chapter 11 Cases. We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Chapter 11 Cases.

Outlook and Capital Resources

Although we believe our cash flow from operations and cash on hand will be adequate to meet the operating costs of our existing business, there are no assurances that our cash flow from operations and cash on hand will be sufficient to continue to fund our operations or to allow us to continue as a going concern until a Chapter 11 plan is confirmed by the Bankruptcy Court or other alternative restructuring transaction is approved by the Bankruptcy Court and consummated. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the Bankruptcy Court. If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to continue to delay or even eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or seek the sale of some or all of our assets. If we are unsuccessful in developing reserves and adding production through our capital spending program for a prolonged period or our cost-cutting efforts are too overreaching, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected.

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Three Months Ended March 31,
	2016	2015	Variance
Cash flow statement information:
Net cash:
(Used in) provided by operating activities	$(10,488)	$5,717	$(16,205)
Used in investing activities	(717)	(67,577)	66,860
Provided by financing activities	12,103	68,278	(56,175)
Increase (decrease) in cash and cash equivalents	$898	$6,418	$(5,520)

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash used in operating activities for the three months ended March 31, 2016 was $10.5 million, a decrease of $16.2 million from the three months ended March 31, 2015. Operating cash flows before working capital changes decreased $28.1 million for the three months ended March 31, 2016 compared to the same period in 2015 reflecting lower commodity prices and the absence of cash flows from our Eagle Ford Shale Trend properties that we sold in September 2015.  The change in working capital for the three months ended March 31, 2016 reflects the use of $11.9 million of cash resulting from the winding down of our drilling activity compared to the same period in 2015.

Investing activities: Net cash used in investing activities was $0.7 million for the three months ended March 31, 2016, compared to $67.6 million for the three months ended March 31, 2015. While we recorded capital expenditures of approximately $0.8 million in the three months ended March 31, 2016, we paid out cash amounts totaling $1.0 million in the three months ended March 31, 2016. The difference is attributed to $0.9 million accrued at December 31, 2015 and paid in the three months ended March 31, 2016 offset by $0.7 million in drilling and completion costs accrued at March 31, 2016. Capital expenditures in the first three months of 2016 were offset by the receipt of $0.3 million in net proceeds, primarily from the sale of our Eagle Ford Shale Trend assets in September 2015.

Financing activities: Net cash provided in financing activities for the three months ended March 31, 2016 consisted of $13.0 million of proceeds from borrowings under the Senior Credit Facility partially offset by $0.8 million of make-whole premiums paid on our 2032 Exchange Notes that were converted to common stock during the quarter and $0.1 million of debt issuance cost. We had $40.0 million in borrowings outstanding under our Senior Credit Facility as of March 31, 2016. In the three months ended March 31, 2015, net cash provided in financing activities consisted of $100 million in proceeds from the issuance of our 8.0% Second Lien Notes and net proceeds from the sale of common stock of $48 million partially offset by net repayment of borrowings under the Senior Credit Facility of $69 million, preferred stock dividends of $7.4 million and debt issuance cost of $3.3 million.

Debt consisted of the following balances as of the dates indicated (in thousands):

	March 31, 2016			December 31, 2015
	Principal	Carrying Amount (4)	Fair Value (1)	Principal	Carrying Amount	Fair Value (1)
Senior Credit Facility	$40,000	$38,661	$40,000	$27,000	$25,387	$27,000
8.0% Second Lien Senior Secured Notes due 2018 (2)	100,000	86,235	2,252	100,000	87,529	14,512
8.875% Second Lien Senior Secured Notes due 2018	75,000	91,363	1,114	75,000	91,364	7,586
8.875% Senior Notes due 2019	116,828	115,694	2,862	116,828	115,599	9,346
3.25% Convertible Senior Notes due 2026	429	429	—	429	429	64
5.0% Convertible Senior Notes due 2029	6,692	6,692	40	6,692	6,692	67
5.0% Convertible Senior Notes due 2032 (3)	99,155	96,758	10	98,664	95,882	6,923
5.0% Convertible Exchange Senior Notes due 2032	6,305	10,237	263	26,849	42,625	26,649
Total debt	$444,409	$446,069	$46,541	$451,462	$465,507	$92,147

(1)

The carrying amount for the Senior Credit Facility represents fair value as the variable interest rates are reflective of current market conditions. The fair values of the notes were obtained by direct market quotes within Level 1 of the fair value hierarchy. The fair value of our Second Lien Notes and 2032 Exchange Notes was obtained using a discounted cash flow model within Level 3 of the fair value hierarchy. Level 1 and Level 3 of the fair value hierarchy are defined in “Item 1—Financial Statements” of this Quarterly Report on Form 10-Q.

(2)

The debt discount is being amortized using the effective interest rate method based upon a two and a half year term through September 1, 2017, the first repurchase date applicable to the 8.0% Second Lien Notes. The debt discount as of March 31, 2016 and December 31, 2015 was $7.9 million and $11.0 million, respectively.

(3)

The debt discount is being amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”). The debt discount was $1.7 million and $2.0 million as of March 31, 2016 and December 31, 2015, respectively.

(4)

Total debt includes deferred loan costs of $4.4 million and $5.1 million as of March 31, 2016 and December 31, 2015, respectively. Deferred financing costs are amortized using the straight-line method through the contractual maturity dates for the Senior Credit Facility and 2019 Notes, through the first put date of September 1, 2017 for the 8.0% Second Lien Notes and through the first put date of October 1, 2017 for the 2032 Notes.

The following table summarizes the total interest expense (contractual interest expense, accretion, amortization of debt discount and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months		Three Months
	Ended		Ended
	March 31, 2016		March 31, 2015
		Effective		Effective
	Interest	Interest	Interest	Interest
	Expense	Rate	Expense	Rate
Senior Credit Facility	$870	7.2%	$1,537	3.9%
8.0% Second Lien Senior Secured Notes due 2018 **	1,109	18.7%	555	15.6%
8.875% Second Lien Senior Secured Notes due 2018	—	—%	—	—%
8.875% Senior Notes due 2019	2,688	9.1%	6,327	9.2%
3.25% Convertible Senior Notes due 2026	3	3.3%	3	3.3%
5.0% Convertible Senior Notes due 2029	84	5.0%	84	5.0%
5.0% Convertible Senior Notes due 2032	2,053	8.4%	3,573	8.6%
5.0% Convertible Exchange Senior Notes due 2032	1,484	*	—	—%
Other	22	*	—	—%
Total	$8,313		$12,079

* - Not meaningful

** - Includes $3.8 million gain from the change in fair value of the embedded derivative associated with the 8.0% Second Lien Notes

For additional information on our financing activities, see Note 3 – “Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2015, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended March 31, 2016.

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

For information regarding our accounting policies and additional information related to our derivative and financial instruments, see Note 1—“Description of Business and Significant Accounting Policies”, Note 3—“Debt” and Note 6—“Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Commodity Price Risk

Our most significant market risk relates to fluctuations in crude oil and natural gas prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash write-down of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. As of December 31, 2015, we no longer have any oil derivative contracts in place. Given the current oil futures pricing, we currently have limited hedging opportunities; as a result, we do not anticipate having in place any derivative positions with respect to our 2016 anticipated oil and condensate sales volumes and thus expect further deteriorating realized sale prices if oil prices do not improve.

Adoption of Comprehensive Financial Reform

The adoption of comprehensive financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Interim Chief Financial Officer, based upon their evaluation as of March 31, 2016, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

Item 1A—Risk Factors

In addition to the risk factors below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or future results.

We are subject to the risks and uncertainties associated with our Chapter 11 proceedings.

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to prosecute, confirm and consummate the Plan or another plan of reorganization with respect to the Chapter 11 proceedings;
•	the high costs of bankruptcy proceedings and related fees;
•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to execute our business plan in the current depressed commodity price environment;
•	our ability to attract, motivate and retain key employees;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•	the ability of third parties to seek and obtain court approval to convert the Chapter 11 proceedings to a Chapter 7 proceeding; and
•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.

Delays in our Chapter 11 proceedings increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that occur during our Chapter 11 proceedings that may be inconsistent with our plans.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

In order to emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory disclosure requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a reorganization plan, which have not occurred to date. The confirmation process is subject to numerous potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our Plan.

We may not receive the requisite acceptances of constituencies in the proceedings related to the Chapter 11 proceedings to confirm our Plan.  Even if the requisite acceptances of our Plan are received, the Bankruptcy Court may not confirm such a plan.  The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).

If the plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if a Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, such as further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in demand for our oil and gas and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, we cannot guarantee that our Plan or any other Chapter 11 plan of reorganization will achieve our stated goals.

In addition, at the outset of the Chapter 11 proceedings, the Bankruptcy Code gives the Debtor the exclusive right to propose the plan of reorganization and prohibits creditors, equity security holders and others from proposing a plan. We have currently retained the exclusive right to propose the Plan. If the Bankruptcy Court terminates that right, however, or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of the Plan in order to achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 proceedings. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if the Plan is confirmed.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers' confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDAX, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We have substantial liquidity needs and may be required to seek additional financing. If we are unable to obtain financing on satisfactory terms or maintain adequate liquidity, our ability to replace our proved reserves or to maintain current production levels and generate revenue will be limited.

Our principal sources of liquidity historically have been cash flow from operations, sales of oil and natural gas properties, borrowings under our Senior Credit Facility, and issuances of debt securities. Our capital program will require additional financing above the level of cash generated by our operations to fund growth. If our cash flow from operations remains depressed or decreases as a result of lower commodity prices or otherwise, our ability to expend the capital necessary to replace our proved reserves, maintain our leasehold acreage or maintain current production may be limited, resulting in decreased production and proved reserves over time. In addition, drilling activity may be directed by our partners in certain areas and we may have to forfeit acreage if we do not have sufficient capital resources to fund our portion of expenses.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash necessary to fund our ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for our Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We cannot assure you that our cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to our Chapter 11 cases until we are able to emerge from our Chapter 11 proceedings.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things; (i) our ability to comply with the terms and condition of any cash collateral order entered by the Bankruptcy Court in connection with our Chapter 11 proceedings; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a Chapter 11 plan of reorganization or other alternative restructuring transaction; and (v) the cost, duration and outcome of our Chapter 11 proceedings. Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control. In the event that our cash on hand and cash flow from operations is not sufficient to meet our liquidity needs, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited if it is available at all. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

We believe it is highly likely that the shares of our existing common stock will be cancelled in our Chapter 11 proceedings.

We have a significant amount of indebtedness that is senior to our existing common stock in our capital structure. As a result, we believe that it is highly likely that the shares of our existing common stock will be cancelled in our Chapter 11 proceedings and our common stockholders will be entitled to a limited recovery, if any. Accordingly, any trading in shares of our common stock during the pendency of our Chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of shares of our common stock.

We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Our financial results may be volatile and may not reflect historical trends.

During our Chapter 11 proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of our Chapter 11 filing.

In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

Transfers of our equity, or issuances of equity before or in connection with our Chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $824.6 million as of December 31, 2015. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change”, as defined in section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change”, the amount of its net operating losses that may be utilized to offset future table income generally is subject to an annual limitation. Even if the net operating loss carryforwards is subject to limitation under Section 382, the net operating losses can be reduced from the amount of discharge of indebtedness arising in a Chapter 11 case under Section 108 of the Internal Revenue Code.

We have requested that the Bankruptcy Court approve restrictions on certain transfers of our stock to limit the risk of an “ownership change” prior to our restructuring in our Chapter 11 proceedings.  Following the implementation of a plan of reorganization, it is likely that an “ownership change” will be deemed to occur and our net operating losses will nonetheless be subject to annual limitation.  However, if an “ownership change” has not occurred prior to our reorganization, a provision in Section 382 of the Internal Revenue Code related to Chapter 11 proceedings may increase the amount of net operating losses available to utilize annually under the limitation.

The pursuit of the Chapter 11 proceedings has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

A long period of operating under Chapter 11 could adversely affect our business and results of operations. While the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

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

3.10

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

10.2	Restructuring Support Agreement and term sheet, dated March 28, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-12719) filed on April 1, 2016).
31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Interim Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)
Date: May 16, 2016	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: May 16, 2016	By:	/S/ Robert T. Barker
Robert T. Barker
Vice President, Controller, Chief Accounting Officer and Interim Chief Financial Officer