Form 10-Q
period 2016-06-30
GOODRICH PETROLEUM CORP
filed 2016-08-08
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

The number of shares outstanding of the Registrant’s common stock as of August 3, 2016 was 78,765,575.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,072	$11,782
Accounts receivable, trade and other, net of allowance	931	1,255
Accrued oil and natural gas revenue	3,127	3,421
Inventory	5,958	5,652
Prepaid expenses and other	305	1,119
Total current assets	20,393	23,229
PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	974,844	974,012
Furniture, fixtures and equipment	7,302	7,592
	982,146	981,604
Less: Accumulated depletion, depreciation and amortization	(916,596)	(911,072)
Net property and equipment	65,550	70,532
Deferred financing cost and other	112	90
TOTAL ASSETS	$86,055	$93,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,892	$19,673
Accrued liabilities	4,523	12,508
Accrued abandonment costs	83	83
Fair value of oil and natural gas derivatives	-	30
Current portion of debt	39,107	465,507
Total current liabilities	47,605	497,801
Accrued abandonment costs	3,781	3,645
Other non-current liability	—	490
Liabilities subject to compromise	432,518	—
Total liabilities	483,904	501,936
Commitments and contingencies (See Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized:
Series B cumulative convertible preferred stock, issued and outstanding 1,483,441 and 1,491,459 shares, respectively	1,483	1,491
Series C cumulative preferred stock, issued and outstanding 3,060 and 3,125 shares, respectively	3	3
Series D cumulative preferred stock, issued and outstanding 3,621 and 3,736 shares, respectively	4	4
Series E cumulative preferred stock, issued and outstanding 2,846 and 3,553 shares, respectively	3	4
Common stock: $0.20 par value, 150,000,000 shares authorized, issued and outstanding 78,348,680 and 63,910,300 shares, respectively	15,670	12,782
Treasury stock (221,084 and 173,440 shares, respectively)	(46)	(41)
Additional paid in capital	1,096,885	1,069,673
Retained earnings (accumulated deficit)	(1,511,851)	(1,492,001)
Total stockholders’ equity (deficit)	(397,849)	(408,085)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,055	$93,851

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES:
Oil and natural gas revenues	$6,417	$26,037	$12,881	$50,180
Other	(78)	64	(297)	(49)
	6,339	26,101	12,584	50,131
OPERATING EXPENSES:
Lease operating expense	1,957	4,942	4,293	9,080
Production and other taxes	677	1,378	1,416	2,787
Transportation and processing	448	1,608	879	2,855
Depreciation, depletion and amortization	2,541	19,000	5,686	39,233
Exploration	289	6,462	486	10,120
General and administrative	3,720	6,459	10,084	14,210
(Gain) loss on sale of assets	2	(2,869)	(835)	(3,761)
Other	—	—	—	(45)
	9,634	36,980	22,009	74,479
Operating loss	(3,295)	(10,879)	(9,425)	(24,348)
OTHER INCOME (EXPENSE):
Interest expense	(1,626)	(14,785)	(9,939)	(26,864)
Interest income and other	58	—	58	—
Gain (loss) on commodity derivatives not designated as hedges	6	(5,974)	30	(1,544)
Restructuring	(814)	—	(5,128)	—
	(2,376)	(20,759)	(14,979)	(28,408)

Reorganization items, net	442	—	442	—

Loss before income taxes	(5,229)	(31,638)	(23,962)	(52,756)
Income tax benefit	—	—	—	—
Net loss	(5,229)	(31,638)	(23,962)	(52,756)
Preferred stock, net	5,117	7,430	6,121	14,861
Net loss applicable to common stock	$(10,346)	$(39,068)	$(30,083)	$(67,617)
PER COMMON SHARE
Net loss applicable to common stock - basic	$(0.13)	$(0.68)	$(0.39)	$(1.27)
Net loss applicable to common stock - diluted	$(0.13)	$(0.68)	$(0.39)	$(1.27)
Weighted average common shares outstanding - basic	77,892	57,280	76,251	53,218
Weighted average common shares outstanding - diluted	77,892	57,280	76,251	53,218

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,962)	$(52,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	5,686	39,233
(Gain) loss on commodity derivatives not designated as hedges	(30)	1,544
Net cash received (paid) in settlement of commodity derivative instruments	—	24,262
Amortization of leasehold costs	52	8,214
Share based compensation (non-cash)	2,171	3,827
Gain on sale of assets	(835)	(3,761)
Exploration cost	—	125
Embedded derivative	(4,738)	—
Amortization of finance cost, debt discount and accretion	5,352	5,810
Amortization of transportation obligation	—	364
Materials inventory write-down	156	—
Reorganization items, net (non-cash)	(2,572)	—
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	324	6,777
Accrued oil and natural gas revenue	294	6,061
Inventory	(462)	(1,489)
Prepaid expenses and other	1,006	325
Accounts payable	(3,008)	(42,854)
Accrued liabilities	8,252	(1,194)
Net cash used in operating activities	(12,314)	(5,512)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,760)	(91,438)
Proceeds from sale of assets	289	3,215
Net cash used in investing activities	(1,471)	(88,223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	13,000	173,000
Principal payments of bank borrowings	—	(208,000)
Proceeds from Second Lien Notes	—	100,000
Note conversions	(804)	—
Proceeds from equity offering	—	47,586
Preferred stock dividends	—	(14,861)
Debt issuance costs	(116)	(3,303)
Other	(5)	(347)
Net cash provided by financing activities	12,075	94,075
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,710)	340
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,782	8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,072	$348
Supplemental disclosures of cash flow information:
Cash paid for Reorganization items, net	$20	$-

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

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

Voluntary Reorganization under Chapter 11 of the Bankruptcy Code

On April 15, 2016  (the “Petition Date”), Goodrich Petroleum Corporation and its subsidiary Goodrich Petroleum Company, L.L.C. (together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions” and, the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), to pursue a Chapter 11 plan of reorganization. The Company filed a motion with the Bankruptcy Court seeking joint administration of the Chapter 11 Cases under the caption In re Goodrich Petroleum Corporation, et al. (Case No. 16-31975). The Company will continue to operate as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and an order of the Bankruptcy Court. The Company is accounting for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations.” The Company filed a series of first day motions with the Bankruptcy Court that allowed it to continue to conduct business without interruption. These motions are designed primarily to minimize the impact on the Company’s operations, customers and employees.

Prior to filing the Chapter 11 Cases, on March 28, 2016, the Company entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain holders of the Company’s 8.0% Second Lien Senior Secured Notes due 2018 and 8.875% Second Lien Senior Secured Notes due 2018 (the “Second Lien Notes”). The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment to and obligations of, on the one hand, the Debtors, and on the other hand, the certain holders, in connection with a restructuring of the Company’s Second Lien Notes, 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”), 5.0% Convertible Senior Notes due 2029 (the “2029 Notes”), 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”), 5.0% Convertible Exchange Senior Notes due 2032 (the “2032 Exchange Notes”), 8.875% Senior Notes due 2019, 5.375% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), 10% Series C Cumulative Preferred Stock (“Series C Preferred Stock”), 9.75% Series D Cumulative Preferred Stock (“Series D Preferred Stock”), 10% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) and the Company’s common stock, par value $0.20 per share, pursuant to the Company’s Joint Prepackaged Plan of Reorganization filed under Chapter 11 of the United States Bankruptcy Code on the Petition Date. On May 21, 2016, the Restructuring Support Agreement was terminated automatically pursuant to its terms as an Assumption Order approving the Restructuring Support Agreement was not entered by the Bankruptcy Court within thirty-five days of the Petition Date. See discussion on the plan of reorganization below.

The Chapter 11 Cases described above constituted an event of default that accelerated the Company’s obligations under all of its outstanding debt instruments. The agreements governing the Company’s debt instruments provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. However, any efforts to enforce such payment obligations under the Company’s debt instruments have been automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

Under Section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. The Debtors may not assume such contracts or leases unless, at the time of assumption, the Debtors: (1) cure any

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

default or provides adequate assurance that the default will be promptly cured; (2) compensate or provide adequate assurance that the Debtors will promptly compensate the other party for any pecuniary loss resulting from defaults; and (3) provide adequate assurance of future performance under the contract.

A Chapter 11 plan determines the rights and satisfaction of claims and interests of various creditors and security holders and is subject to the ultimate outcome of negotiations and the Bankruptcy Court’s decisions through the date on which a Chapter 11 plan is confirmed. The Debtors currently expect that any proposed Chapter 11 plan, among other things, would provide mechanisms for settlement of the Debtors’ pre-petition obligations, changes to certain operational cost drivers, treatment of the Company’s existing equity holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to the reorganized new entity. Any proposed Chapter 11 plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors, including the lenders under the Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) and holders of the Company’s unsecured notes and preferred stock, and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for any Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors’ creditors.

Under the priority rankings established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before both preferred and common stockholders are entitled to receive any distribution or retain any property under a Chapter 11 plan. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a Chapter 11 plan. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A Chapter 11 plan could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully propose or implement a Chapter 11 plan.

For the duration of the Company’s Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Part II Item 1A, “Risk Factors”. As a result of these risks and uncertainties, the number of the Company’s outstanding shares and shareholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company’s operations, properties and capital plans included in this quarterly report may not accurately reflect its operations, properties and capital plans following the Chapter 11 process. During the Chapter 11 Cases, the Company has conducted normal business activities and was authorized to continue to pay and has paid (subject to limitations applicable to payments of certain pre-petition obligations) pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders, critical vendors and other third parties, such as royalty holders and partners.

On July 25, 2016 the Company entered into and filed a motion with the Bankruptcy Court to approve a commitment letter (the “Commitment Letter”) with a group of investors for the new issuance of 13.5% Convertible Senior Secured Second Lien Notes in the initial aggregate principal amount of $40.0 million (the “Convertible Second Lien Notes”). The Bankruptcy Court approved the motion on August 4, 2016 which will allow the Company to submit a revised plan of organization to the Bankruptcy Court. The approval by the Bankruptcy Court of the Commitment Letter terminates the bid procedures that were previously approved by the Bankruptcy Court on July 1, 2016.

Commitment Letter

The Commitment Letter provides for the issuance of $40.0 million in Convertible Second Lien Notes that mature on the later of August 30, 2019 or six months after the maturity of the Senior Credit Facility. Interest on the Convertible Second Lien Notes will accrue at a rate of 13.5% per annum and be paid quarterly in cash or paid in kind by adding to the principal at the option of the issuer. The Convertible Second Lien Notes will convert at the option of the purchaser into a number of common shares equal to 15% of the common shares of the reorganized company. Upon closing, purchasers of the Convertible Second Lien Notes will also (i) be issued 10-year costless warrants for common stock equal to 20% of the common shares of the reorganized company, (ii) take a second priority lien on all assets of the reorganized company, and (iii) have the right to appoint two members to the Board of Directors of the reorganized company. A total of $20.0 million in proceeds from the issuance of the Convertible Second Lien Notes will go to repay amounts outstanding under the existing Senior Credit Facility and $20.0 million in proceeds will be used to fund the Company’s Haynesville Shale Trend drilling program.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation—The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability of assets and their carrying amounts, or the amount of liabilities that may result should the Company be unable to continue as a going concern.

We adopted FASB ASU 2015-03, Interest-Imputation of Interest, in 2016. This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than an asset. This guidance requires retrospective application; therefore, prior year amounts within the Consolidated Balance Sheets have been reclassified to conform to the current year presentation. As a result of the Chapter 11 Cases we removed $3.0 million of deferred loan costs associated with our Second Lien Notes and senior notes from the June 30, 2016 Consolidated Balance Sheet and included the $3.0 million on the Reorganization items, net line item of our Consolidated Statement of Operations for the three and six months ended June 30, 2016.

During the pendency of the Chapter 11 Cases, we have operated and will continue to operate our business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. ASC 852-10 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases.

As a result of the substantial decline in oil and natural gas prices since the third quarter of 2014 and our Chapter 11 Cases, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given the uncertainty surrounding our Chapter 11 Cases, there is substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 Cases. In particular, the consolidated financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business.

In accordance with accounting principles generally accepted in the United States (“US GAAP”), we have applied ASC 852 “Reorganizations,” in preparing our consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the filing of the Bankruptcy Petitions, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases are recorded in “Reorganization items, net” in the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on our Consolidated Balance Sheets in “Liabilities subject to compromise”. These liabilities include unsecured and under secured obligations which are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, even if they may be settled for lesser amounts.

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected in our consolidated financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, a plan of reorganization could materially change the amounts and classifications in our historical consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise (herein referred to as the “Liabilities subject to compromise”) included on our Consolidated Balance Sheet as of June 30, 2016:

June 30, 2016
(Amounts in thousands)
Accounts payable	$12,227
Accrued liabilities	1,993
Accrued interest payable	13,387
Second lien notes and senior notes	404,491
Other non-current liabilities	420
Liabilities subject to compromise	$432,518

Liabilities subject to compromise refers to pre-petition obligations that may be impacted by the Chapter 11 reorganization process. The amounts represent our current estimate of known or potential obligations to be resolved in connection with our Chapter 11 Cases. Differences between liabilities we have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts prospectively as necessary. Such adjustments may be material.

Reorganization Items, net

The following table summarizes the components included in “Reorganization items, net” in our Consolidated Statements of Operations for the three and six months ended June 30, 2016:

Three and Six Months Ended
June 30, 2016
(Amounts in thousands)
Professional fees	$(2,130)
Deferred loan costs and unamortized debt discounts	(12,186)
Gain on debt carrying value adjustments	14,758
Reorganization items, net	$442

The Company uses this category to reflect the net expenses, gains and losses that are the result of the reorganization and restructuring of the business. Professional fees included in Reorganization items, net represent professional fees for post-petition expenses. Deferred loans costs, unamortized debt discounts and adjustments to debt carrying amounts are related to each of our Second Lien Notes and senior notes, and are included in Reorganization items, net as we believe these debt instruments will be impacted by the bankruptcy reorganization process.

Principles of Consolidation—The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, certain information normally included in financial statements prepared in accordance with US GAAP has been condensed or omitted. The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. Certain data in prior periods’ financial statements have been adjusted to conform to the presentation of the current period. We have evaluated subsequent events through the date of this filing.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment—As of June 30, 2016, we had interests in oil and natural gas properties totaling $65.0 million, net of accumulated depletion, which we account for under the successful efforts method. Under this method, costs of acquiring unproved and proved oil and natural gas leasehold acreage are capitalized. When proved reserves are found on an unproved property, the associated leasehold cost is transferred to proved properties. Significant unproved leases are reviewed periodically, and a valuation allowance is provided for any estimated decline in value. Costs of all other unproved leases are amortized over the estimated average holding period of the leases. Development costs are capitalized, including the costs of unsuccessful development wells.

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
•

Level 2 Inputs— quotes which are derived principally from or corroborated by observable market data. Included in this level are our Senior Credit Facility and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counterparties; and

•

Level 3 Inputs— unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this level would be acquisitions and impairments of oil and natural gas properties, our 2032 Exchange Notes, 8.0% Second Lien Senior Secured Notes due 2018 (the “8.0% Second Lien Notes”), the embedded derivative associated with the 8.0% Second Lien Notes (see Note 3) and 8.875% Second Lien Senior Secured Notes due 2018 (the “8.875% Second Lien Notes”).

As of June 30, 2016 and December 31, 2015, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of our financial instruments and long lived assets that are recorded or disclosed at fair value classified in each level as of June 30, 2016:

	Fair Value Measurements as of June 30, 2016
	(Amounts in thousands)
Description	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements
Debt (see Note 3)	$(584)	$(40,102)	$(2,085)	$(42,771)
Total recurring fair value measurements	$(584)	$(40,102)	$(2,085)	$(42,771)

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

Transportation Obligation—We entered into a natural gas gathering agreement with an independent service provider, effective July 27, 2010. The agreement was scheduled to remain in effect for a period of ten years and required the service provider to construct pipelines and facilities to connect our wells to the service provider’s gathering system in our Eagle Ford Shale Trend area of South Texas. In compensation for the services, we agreed to pay the service provider 110% of the total capital cost incurred by the service provider to construct new pipelines and facilities. The service provider billed us for 20% of the accumulated unpaid capital costs annually. This obligation was relieved upon the sale of our Eagle Ford Shale Trend properties in September 2015; however we are obligated to pay the 2015 annual billing. As a result of the sale, the transportation obligation liability was reduced to $1.0 million and is included in Liabilities subject to compromise on the Consolidated Balance Sheets as of June 30, 2016.

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

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At June 30, 2016 and December 31, 2015, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

Derivative Instruments—We use derivative instruments such as futures, forwards, options, collars and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas and to hedge our exposure to changing interest rates. Accounting standards related to derivative instruments and hedging activities require that all derivative instruments subject to the requirements of those standards be measured at fair value and recognized as assets or liabilities in the balance sheet. We offset the fair value of our asset and liability positions with the same counterparty for each commodity type. Changes in fair value are required to be recognized in earnings unless specific hedge accounting criteria are met. All of our realized gain or losses on our derivative contracts are the result of cash settlements. We have not designated any of our derivative contracts as hedges; accordingly, changes in fair value are reflected in earnings. See Note 6.

Income or Loss Per Share—Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders for each reporting period by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders for each

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reporting period by the weighted average number of common shares outstanding during the period, plus the effects of potentially dilutive stock options, stock warrants and restricted stock calculated using the Treasury Stock method and the potential dilutive effect of the conversion of shares associated with our Series B Preferred Stock, Series E Preferred Stock, 2026 Notes, 2029 Notes, and 2032 Notes and 2032 Exchange Notes. See Note 4.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the period ending June 30, 2016 is as follows (in thousands):

June 30,
2016
Beginning balance at December 31, 2015	$3,728
Liabilities incurred	—
Revisions in estimated liabilities	—
Liabilities settled	—
Accretion expense	136
Dispositions	—
Ending balance	$3,864
Current liability	$83
Long term liability	$3,781

NOTE 3—Debt

The Chapter 11 Cases, described in Note 1 above, constituted an event of default that accelerated the Company’s obligations under all of its outstanding debt instruments. The agreements governing the Company’s debt instruments provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. However, any efforts to enforce such payment obligations under the Company’s debt instruments will be automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments will be subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Debt consisted of the following balances as of the dates indicated (in thousands):

	June 30, 2016			December 31, 2015
	Principal	Carrying Amount (4)	Fair Value (1)	Principal	Carrying Amount (4)	Fair Value (1)
Senior Credit Facility	$40,102	$39,107	$40,102	$27,000	$25,387	$27,000
8.0% Second Lien Senior Secured Notes due 2018 (2) (5)	100,000	—	1,013	100,000	87,529	14,512
8.875% Second Lien Senior Secured Notes due 2018 (5)	75,000	—	817	75,000	91,364	7,586
8.875% Senior Notes due 2019 (5)	116,828	—	584	116,828	115,599	9,346
3.25% Convertible Senior Notes due 2026 (5)	429	—	—	429	429	64
5.0% Convertible Senior Notes due 2029 (5)	6,692	—	—	6,692	6,692	67
5.0% Convertible Senior Notes due 2032 (3) (5)	99,238	—	—	98,664	95,882	6,923
5.0% Convertible Exchange Senior Notes due 2032 (5)	6,305	—	255	26,849	42,625	26,649
Total debt	$444,594	$39,107	$42,771	$451,462	$465,507	$92,147

(1)

The carrying amount for the Senior Credit Facility represents fair value as it is fully secured. The fair values of the notes were obtained by direct market quotes within Level 1 of the fair value hierarchy. The fair value of our Second Lien Notes and 2032 Exchange Notes were obtained using a discounted cash flow model within Level 3 of the fair value hierarchy.

(2)

The debt discount was being amortized using the effective interest rate method based upon a two and a half year term through September 1, 2017, the first repurchase date applicable to the 8.0% Second Lien Notes. The $13.1 million debt discount that existed when the Bankruptcy Petitions were filed on April 15, 2016 was written off to Reorganization items, net during the second quarter of 2016. The debt discount was $17.0 million on December 31, 2015.

(3)

The debt discount was being amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The $1.7 million debt discount that existed when the Bankruptcy Petitions were filed on April 15, 2016 was written off to Reorganization items, net during the second quarter of 2016. The debt discount was $2.0 million on December 31, 2015.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)

The carrying amount of debt is net of deferred loan costs of $1.0 million and $5.1 million as of June 30, 2016 and December 31, 2015, respectively. Deferred financing costs are and were amortized using the straight-line method through the contractual maturity dates for the Senior Credit Facility and 8.875% Senior Notes due 2019 (“2019 Notes”), through the first put date of September 1, 2017 for the 8.0% Second Lien Notes and through the first put date of October 1, 2017 for the 2032 Notes. The $3.0 million of deferred loan costs for the 2019 Notes, 8.0% Second Lien Notes and 2032 Notes that existed when the Bankruptcy Petitions were filed on April 15, 2016 was written off to Reorganization items, net during the second quarter of 2016.

(5)	Classified as Liability subject to compromise on the Consolidated Balance Sheets as of June 30, 2016.

Senior Credit Facility

Total lender commitments under the Senior Credit Facility were $40.3 million as of June 30, 2016. Total lender commitments under the Senior Credit Facility are also subject to a borrowing base limitation, which as of June 30, 2016 was $20.0 million. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. Our borrowing base was reduced to $20.0 million on April 1, 2016. As of June 30, 2016, we had $40.1 million outstanding under the Senior Credit Facility and $10.1 million in cash. With the redetermination of the borrowing base on April 1, 2016, the Company has a borrowing base deficiency of $20.1 million. On March 29, 2016, the Company entered into the Sixteenth Amendment to the Senior Credit Facility (the “Sixteenth Amendment”). The Sixteenth Amendment included the following key elements: (i) reduced total lender commitments to $40.3 million on March 29, 2016; (ii) the Company agreed not to request any borrowings, issue any new letters of credit or increase an existing letter of credit under the Senior Credit Facility before April 16, 2016; and (iii) requires that all letters of credit (except the letter of credit for the benefit of one specific vendor) expire at or prior to the earlier of (A) one year after the date of issuance or (B) five business days prior to February 24, 2017. Interest on revolving borrowings under the Senior Credit Facility, as amended, accrues at a rate calculated, at our option, at the bank base rate plus 1.25% to 2.25% or the London Interbank Offered Rate plus 2.25% to 3.25%, depending on borrowing base utilization. Pursuant to the terms of an order entered in the bankruptcy proceeding on April 15, 2016, interest is accruing and paid monthly based on a 2.25% margin which currently calculates to approximately 6.0% per annum. Additionally, a post-default rate of 2% is accreting on the outstanding balance.  Substantially all of our assets are pledged as collateral to secure the Senior Credit Facility.

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

The commencement of the Chapter 11 Cases on April 15, 2016 constituted an event of default that accelerated the Company’s obligations under the Senior Credit Facility. Additionally, other events of default existed as of June 30, 2016 which included, but were not limited to, the presence of an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern in the report of our independent registered public accounting firm that accompanied our audited consolidated financial statements for the year ended December 31, 2015.  We were also not in compliance with the Current Ratio covenant under the Senior Credit Facility as of June 30, 2016, March 31, 2016 and December 31, 2015.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.0% Second Lien Senior Secured Notes due 2018

On March 12, 2015, we sold 100,000 units (the “Units”), each consisting of a $1,000 aggregate principal amount at maturity of our 8.0% Second Lien Notes and one warrant to purchase 48.84 shares of our $0.20 par value common stock. The 8.0% Second Lien Notes are guaranteed by our subsidiary that also guarantees our Senior Credit Facility. The 8.0% Second Lien Notes are secured on a senior second-priority basis by liens on certain assets of the Company and its subsidiary that secures our Senior Credit Facility, which liens are subject to an inter-creditor agreement in favor of the lenders under the Senior Credit Facility. The 8.0% Second Lien Notes were to mature on March 15, 2018 or on September 1, 2017, if certain conditions were not met. Interest on the 8.0% Second Lien Notes was payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015.

The 8.0% Second Lien Notes indenture provides for certain restrictions including: (i) incurring additional debt; (ii) making certain dividends or paying dividends or distributions on our capital stock or purchasing, redeeming or retiring such capital stock or our unsecured debt; (iii) selling assets, including the capital stock of our restricted subsidiaries; (iv) paying dividends or other payments of our restricted subsidiaries; (v) creating liens that secure debt; (vi) entering into transactions with affiliates and (vii) merging or consolidating with another company. These covenants are subject to a number of important exceptions and qualifications. At any time when the 8.0% Second Lien Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the indenture governing the Second Lien Notes) has occurred and is continuing, many of these covenants will terminate.

The 8.0% Second Lien Notes and the warrants became separately transferable on June 4, 2015 when a registration statement related to the resale of the warrants was declared effective by the SEC. The warrants were exercisable upon payment of the exercise price of $4.664 or convertible on a cashless basis as set forth in the agreement governing the warrants.

We separately accounted for the liability and equity components of our 8.0% Second Lien Notes in a manner that reflected our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 8.0% Second Lien Notes using a discount rate of 32% on the date of issuance. We attributed $78.7 million of the 8.0% Second Lien Notes relative fair value to the debt component, which compared to the face value results in a debt discount of $21.3 million. Additionally, we recorded $15.8 million within additional paid-in capital representing the equity component of the 8.0% Second Lien Notes. The debt discount has been amortized using the effective interest rate method.  The $13.1 million unamortized debt discount that remained when the Bankruptcy Petitions were filed on April 15, 2016 was written off to Reorganization items, net during the second quarter of 2016. We also identified an embedded derivative associated with the 8.0% Second Lien Notes stemming from the length of time between the maturity date of March 15, 2018 and the put date of September 1, 2017. We valued the embedded derivative at $5.9 million using the discounted cash flow method on the date of issuance. The embedded derivative feature was recorded at fair value each reporting period with changes in fair value being reported as interest expense in the consolidated statements of operations. The $0.9 million fair value of the embedded derivative that existed when the Bankruptcy Petitions were filed on April 15, 2016 was reduced to zero during the second quarter of 2016. The $100.0 million face value of the 8.0% Second Lien Notes was reclassified to Liabilities subject to compromise on our Consolidated Balance Sheets as of June 30, 2016.

8.875% Second Lien Senior Secured Notes due 2018

On October 1, 2015, we closed on a privately-negotiated exchange agreement under which we retired, in two tranches, $158.2 million in principal of our 2019 Notes for $75.0 million in principal of 8.875% Second Lien Notes. The first tranche exchanged $81.7 million of 2019 Notes for $36.8 million of 8.875% Second Lien Notes. The second tranche exchanged $76.5 million of 2019 Notes for $38.2 million of 8.875% Second Lien Notes which also included the issuance of 38,250 warrants. Each warrant was entitled to purchase approximately 156.9 shares of our $0.20 par value common stock for $1.00 per share. The 8.875% Second Lien Notes are secured on a senior second-priority basis by liens on certain assets of the Company and its subsidiary that secures our Senior Credit Facility, which liens are subject to an inter-creditor agreement in favor of the lenders under the Senior Credit Facility. The new 8.875% Second Lien Notes had a maturity date of March 15, 2018 or earlier on August 1, 2017 if certain conditions were not met. Interest on the 8.875% Second Lien Notes was payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2016.

The 8.875% Second Lien Notes indenture provides for certain restrictions including: (i) incurring indebtedness similar to the restrictions in the Company’s 2019 Notes; (ii) incurring liens including prior liens securing indebtedness in an amount in excess of the greater of $150 million and the borrowing base under Senior Credit Facility, equally ranking liens securing indebtedness in an amount (including the 8.875% Second Lien Notes) of more than $75 million, and junior liens securing indebtedness in an amount of more than $50 million; and (iii) making restricted payments including the purchase or repayment of unsecured indebtedness prior to its scheduled maturity.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We accounted for this transaction as a troubled debt transaction pursuant to guidance provided by FASB ASC section 470-60 “Troubled Debt Restructurings by Debtors”. We have determined that the prospective undiscounted cash flows from the 8.875% Second Lien Notes through their maturity did not exceed the adjusted carrying amount of the retired 2019 Notes, consequently a gain of $62.6 million was recognized for this exchange in 2015. Accordingly, on the date of the exchange, a carrying amount of $91.4 million was recorded as a liability and we recorded $2.5 million in additional paid in capital representing the fair value of the warrants issued. On a basic and diluted loss per share basis the $62.6 million gain was $1.11 per share for the year ended December 31, 2015. The carrying amount of the 8.875% Second Lien Notes was adjusted downward from $91.4 million to the $75.0 million principal amount when the Bankruptcy Petitions were filed on April 15, 2016, with the $16.4 million gain recognized in Reorganization items, net on the Consolidated Statements of Operations for the three and six months ended June 30, 2016. The $75.0 million face value of the 8.875% Second Lien Notes was reclassified to Liabilities subject to compromise on our Consolidated Balance Sheets as of June 30, 2016.

8.875% Senior Notes due 2019

On March 2, 2011, we sold $275 million of our 2019 Notes. The 2019 Notes were to mature on March 15, 2019, unless earlier redeemed or repurchased. The 2019 Notes are our senior unsecured obligations and rank equally in right of payment to all of our other existing and future unsecured indebtedness. The 2019 Notes accrued interest at a rate of 8.875% annually, and interest was paid semi-annually in arrears on March 15 and September 15. The 2019 Notes are guaranteed by our subsidiary that also guarantees our Senior Credit Facility.

As described above, on October 1, 2015, we closed a privately-negotiated exchange under which we retired, in two tranches, $158.2 million in aggregate original principal amount of our outstanding 2019 Notes in exchange for the issuance of $75.0 million in aggregate original principal amount of our 8.875% Second Lien Notes and 38,250 warrants. Each warrant is entitled to purchase approximately 156.9 shares of our $0.20 par value common stock for $1.00 per share. Following this exchange, approximately $116.8 million aggregate original principal amount of the 2019 Notes remained outstanding and was reclassified to Liabilities subject to compromise on our Consolidated Balance Sheets as of June 30, 2016.

The 2019 Notes indenture provides for certain restrictions including: (i) incurring additional debt; (ii) making certain dividends or paying dividends or distributions on our capital stock or purchasing, redeeming or retiring such capital stock; (iii) selling assets, including the capital stock of our restricted subsidiaries; (iv) paying dividends or other payments of our restricted subsidiaries; (v) creating liens that secure debt; (vi) entering into transactions with affiliates and (vii) merging or consolidating with another company. These covenants are subject to a number of important exceptions and qualifications. At any time when the 2019 Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the indenture governing the 2019 Notes) has occurred and is continuing, many of these covenants will terminate.

5.0% Convertible Senior Notes due 2029

In September 2009, we sold $218.5 million of our 2029 Notes. The 2029 Notes were to mature on October 1, 2029, unless earlier converted, redeemed or repurchased. We exchanged $166.7 million of the 2029 Notes for the 2032 Notes in 2013.  On October 1, 2014, we repurchased $45.1 million of the 2029 Notes using restricted cash held in escrow for that purpose.

The 2029 Notes are our senior unsecured obligations and rank equally in right of payment to all of our other existing and future unsecured indebtedness. The 2029 Notes accrued interest at a rate of 5.0% annually, and interest was paid semi-annually in arrears on April 1 and October 1 of each year.

As of June 30, 2016, $6.7 million in aggregate principal amount of the 2029 Notes remained outstanding and was reclassified to Liabilities subject to compromise on our Consolidated Balance Sheets as of June 30, 2016.

5.0% Convertible Senior Notes due 2032

As described above, we entered into separate, privately negotiated exchange agreements in which we retired $166.7 million in aggregate principal amount of our outstanding 2029 Notes in exchange for the issuance of the 2032 Notes in an aggregate principal amount of $166.3 million. The 2032 Notes had a maturity date of October 1, 2032.

On September 8, 2015, we closed a privately-negotiated exchange under which we retired $55.0 million in aggregate original principal amount of our outstanding 2032 Notes in exchange for our issuance of a new series of 2032 Exchange Notes in an aggregate

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

original principal amount of approximately $27.5 million. On October 14, 2015, we closed an additional privately-negotiated exchange under which we retired approximately $17.1 million in aggregate original principal amount of our outstanding 2032 Notes in exchange for our issuance of additional 2032 Exchange Notes in an aggregate original principal amount of approximately $8.5 million. As of June 30, 2016, $94.2 million in aggregate principal amount of the 2032 Notes remained outstanding.

Unlike the 2029 Notes, the principal amount of the 2032 Notes accreted at a rate of 2% per year compounded semi-annually which commenced on August 26, 2013. The accreted portion of the principal was payable in cash upon maturity but does not bear cash interest and was not convertible into our common stock. Holders had the option to require us to purchase any outstanding 2032 Notes on each of October 1, 2017, 2022 and 2027, at a price equal to 100% of the principal amount plus the accretion thereon. No accretion expense has been recognized on the 2032 Notes subsequent to the Bankruptcy Petitions being filed on April 15, 2016.  We recorded $0.1 million and $0.6 million of accretion in the three and six months ended June 30, 2016, respectively, while we recorded $0.9 million and $1.7 million of accretion in the three and six months ended June 30, 2015, respectively.

We separately accounted for the liability and equity components of our 2032 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 2032 Notes using an effective interest rate of 8%. We attributed $158.8 million of the fair value to the 2032 Note debt component which compared to the face results in a debt discount of $7.5 million which was being amortized through the first put date of October 1, 2017. Additionally, we recorded $24.4 million within additional paid-in capital representing the equity component of the 2032 Notes. A debt discount of $2.0 million remained to be amortized on the 2032 Notes as of December 31, 2015. The $1.7 million debt discount that existed when the Bankruptcy Petitions were filed on April 15, 2016 was written off to Reorganization items, net during the second quarter of 2016. The $99.2 million face value of the 2032 Notes inclusive of the accumulated accretion was reclassified to Liabilities subject to compromise on our Consolidated Balance Sheets as of June 30, 2016.

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

Like the 2032 Notes, the principal amount of the 2032 Exchange Notes accreted at a rate of 2% per year from August 26, 2013, compounding on a semi-annual basis. The accreted portion of the principal was payable in cash upon maturity but did not bear cash interest and was not convertible into our common stock.

We accounted for these exchange transactions as troubled debt restructuring transactions pursuant to guidance provided by FASB ASC section 470-60 “Troubled Debt Restructurings by Debtors”.  We have determined that the prospective undiscounted cash flows from the 2032 Exchange Notes through their maturity exceed the adjusted carrying amount of the retired 2032 Notes, consequently a gain on extinguishment of debt was not recognized for these exchanges. Accordingly, on the date of the September 8, 2015 exchange, a carrying amount of $45.2 million remained as a liability and we recorded $10.1 million to additional paid in capital representing the net fair value of the convert feature. On the date of the October 14, 2015 exchange, a carrying amount of $14.8 million remained as a liability and we recorded $2.5 million to additional paid in capital representing the net fair value of the convert feature. An annual discount rate of 1.3% and 1.4%, respectively, was being used to amortize the liability until maturity on October 1, 2032. During 2016, holders converted an aggregate amount of $32.4 million of 2032 Exchange Notes into our common stock. The carrying amount of the 2032 Exchange Notes was adjusted downward from $10.2 million to the $6.3 million principal amount when the Bankruptcy Petitions were filed on April 15, 2016, with the $3.9 million gain recognized in Reorganization items, net on the Consolidated Statements of Operations for the three and six months ended June 30, 2016. The $6.4 million face value of the 2032 Exchange Notes inclusive of the accumulated accretion was reclassified to Liabilities subject to compromise on our Consolidated Balance Sheets as of June 30, 2016.

3.25% Convertible Senior Notes Due 2026

At June 30, 2016, $0.4 million of the 2026 Notes remained outstanding and was reclassified to Liabilities subject to compromise on our Consolidated Balance Sheets as of June 30, 2016.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense on Notes

There was no interest expense recognized on the Second Lien Notes or senior notes after the Bankruptcy Petitions were filed. The unrecorded interest expense on the Second Lien Notes and senior notes totaled $7.7 million for the three and six months ended June 30, 2016.

NOTE 4—Net Loss Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the three and six months ended June 30, 2016 and 2015. Included in Net loss applicable to common stock for the three and six months ended June 30, 2016 is $5.1 million and $10.2 million, respectively, of preferred stock dividends in arrears as a result of all cash dividends being suspended since the third quarter of 2015 to conserve capital. The preferred stock dividend in arrears amount is included in the 2016 Net loss applicable to common stock calculation for period-to-period comparison purposes only. The following table sets forth information related to the computations of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Amounts in thousands, except per share data)
Basic and Diluted loss per share:
Net loss applicable to common stock	$(10,346)	$(39,068)	$(30,083)	$(67,617)
Weighted average shares of common stock outstanding	77,892	57,280	76,251	53,218
Basic and Diluted loss per share (1) (2) (3)	$(0.13)	$(0.68)	$(0.39)	$(1.27)
(1) Common shares issuable upon assumed conversion of convertible preferred stock or dividends paid were not presented as they would have been anti-dilutive.	16,597	3,588	16,597	3,588
(2) Common shares issuable upon assumed conversion of the 2026 Notes, 2029 Notes, 2032 Exchange Notes and 2032 Notes or interest paid were not presented as they would have been anti-dilutive.	5,910	4,997	5,910	4,997
(3) Common shares issuable on assumed conversion of restricted stock, stock warrants and employee stock options were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	13,885	7,147	13,885	7,147

NOTE 5—Income Taxes

We recorded no income tax expense or benefit for the three and six months ended June 30, 2016. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of June 30, 2016. We elected to early adopt the provisions of ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” in 2016 on a retrospective basis. The amendments in this update seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The implementation did not have a material impact on the Company’s consolidated statement of operations, balance sheet or statement of cash flows. As the noncurrent deferred tax amounts net to zero, they are no longer presented on the Consolidated Balance Sheets.

As of June 30, 2016, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2015.

NOTE 6—Commodity Derivative Activities

We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All derivative gains and losses from our derivative contracts have been recognized in “Other income (expense)” on our Consolidated Statements of Operations. The natural gas derivative contracts that were outstanding as of December 31, 2015 were terminated in April 2016 prior to their contractual expiration date of December

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31, 2016, because the Bankruptcy Petitions filed by the Company on April 15, 2016 represented an event of default under the derivative agreements.

The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Oil and Natural Gas Derivatives (in thousands)	2016	2015	2016	2015
Gain (loss) on commodity derivatives not designated as hedges	$6	$(5,974)	$30	$(1,544)

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all hedges are approved by the Hedging Committee of our Board of Directors, and reviewed periodically by the Board of Directors. As of June 30, 2016, we did not have any outstanding derivatives contracts.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering derivative contracts. We would not have been at risk of losing any fair value amounts had our counterparties as a group been unable to fulfill their obligations as of June 30, 2016 or December 31, 2015 since we did not have a derivative asset on our Consolidated Balance Sheets as of those dates.

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets for the periods ending June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Derivative Current Asset	$—	$—	$—	$—	$—	$—
Derivative Non-current Asset	—	—	—	—	—	—
Derivative Current Liability	—	—	—	(30)	—	(30)
Derivative Non-current Liability	—	—	—	—	—	—
Total	$—	$—	$—	$(30)	$—	$(30)

NOTE 7—Stockholders’ Equity

Preferred Stock Dividends

Beginning in the third quarter of 2015 all preferred stock dividend declarations and payments were suspended.  If we fail to pay dividends on our Series B Preferred Stock on any six dividend payment dates, whether or not consecutive, the dividend rate per annum will be increased by 1.0% until we have paid all dividends on our Series B Preferred Stock for all dividend periods up to and including the dividend payment date on which the accumulated and unpaid dividends are paid in full. If we fail to pay dividends for six or more quarterly periods, whether or not consecutive, on our Series C Preferred Stock or Series D Preferred Stock the holders will receive limited voting rights. In aggregate there were $20.7 million and $10.5 million of dividends in arrears as of June 30, 2016 and December 31, 2015, respectively, for the outstanding shares of our Series B, C and D Preferred Stock.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information related to the components of Preferred stock, net on our Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Preferred stock, net:
Preferred stock dividends	$—	$7,430	$—	$14,861
Preferred stock dividends in arrears	5,117	—	10,233	—
Preferred stock exchange	—	—	(4,112)	—
	$5,117	$7,430	$6,121	$14,861

Conversions to Common Stock

In 2016, we issued 9.8 million shares of our common stock to holders that exercised their conversion rights on $19.6 million face amount of the 2032 Exchange Notes. We recorded the $32.4 million carrying amount of the converted 2032 Exchange Notes to stockholders’ equity. See Note 3.

Additionally, in 2016, we issued 3.5 million shares of our common stock to Series E Preferred Stock holders that exercised their conversion rights on approximately 707,208 depositary shares of Series E Preferred Stock.

NOTE 8—Commitments and Contingencies

On June 10, 2015, we entered into an eighteen month term agreement with a third party vendor which obligated us to purchase $11.4 million in pipe. As of June 30, 2016, we have been relieved of the pipe purchase agreement due to a contract rejection order entered in the Bankruptcy Cases. We did not have any other changes in material commitments and contingencies, including outstanding and pending litigation.

NOTE 9 – Subsequent Events

On July 25, 2016, the Company entered into a Commitment Letter with a group of investors and filed a motion with the Bankruptcy Court to approve the Commitment Letter. The Bankruptcy Court approved the motion on August 4, 2016 which will allow the Company to submit a revised plan of organization to the Bankruptcy Court. See Note 1 for further details.

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

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

•	the effects of the bankruptcy petitions on the Company and on the interests of various constituents, including holders of our common stock;
•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;
•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization;
•	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;
•	increased advisory costs to execute a reorganization;
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

Our revenues and operating cash flow depend on the successful development of our inventory of capital projects with available capital, the volume and timing of our production, as well as commodity prices for oil and natural gas. Such pricing factors are largely beyond our control; however, we have historically employed commodity hedging techniques in an attempt to minimize the volatility of short term commodity price fluctuations on our earnings and operating cash flow.

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

In response to the decline in commodity prices, we have focused on managing our balance sheet to reduce leverage and preserve liquidity during this extended low commodity price environment. Specifically, we took the following steps in 2015 to mitigate the effects of lower crude oil prices on our operations and conserve capital:

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

Voluntary Reorganization under Chapter 11 of the Bankruptcy Code

On April 15, 2016  (the “Petition Date”), Goodrich Petroleum Corporation and its subsidiary Goodrich Petroleum Company, L.L.C. (together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions” and, the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), to pursue a Chapter 11 plan of reorganization. The Company filed a motion with the Bankruptcy Court seeking joint administration of the Chapter 11 Cases under the caption In re Goodrich Petroleum Corporation, et al. (Case No. 16-31975). The Company will continue to operate as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and an order of the Bankruptcy Court. The Company is accounting for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations.” The Company filed a series of first day motions with the Bankruptcy Court that allowed it to continue to conduct business without interruption. These motions are designed primarily to minimize the impact on the Company’s operations, customers and employees.

Prior to filing the Chapter 11 Cases, on March 28, 2016, the Company entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain holders of the Company’s 8.0% Second Lien Senior Secured Notes due 2018 and 8.875% Second Lien Senior Secured Notes due 2018 (the “Second Lien Notes”). The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment to and obligations of, on the one hand, the Debtors, and on the other hand, the certain holders, in connection with a restructuring of the Company’s Second Lien Notes, 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”), 5.0% Convertible Senior Notes due 2029 (the “2029 Notes”), 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”), 5.0% Convertible Exchange Senior Notes due 2032 (the “2032 Exchange Notes”), 8.875% Senior Notes due 2019, 5.375% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), 10% Series C Cumulative Preferred Stock (“Series C Preferred Stock”), 9.75% Series D Cumulative Preferred Stock (“Series D Preferred Stock”), 10% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) and the Company’s common stock, par value $0.20 per share, pursuant to the Company’s Joint Prepackaged Plan of Reorganization filed under Chapter 11 of the United States Bankruptcy Code on the Petition Date. On May 21, 2016, the Restructuring Support Agreement was terminated automatically pursuant to its terms as an Assumption Order approving the Restructuring Support Agreement was not entered by the Bankruptcy Court within thirty-five days of the Petition Date. See discussion on the plan of reorganization below.

The Chapter 11 Cases described above constituted an event of default that accelerated the Company’s obligations under all of its outstanding debt instruments. The agreements governing the Company’s debt instruments provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. However, any efforts to enforce such payment obligations under the Company’s debt instruments have been automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

Under Section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. The Debtors may not assume such contracts or leases unless, at the time of assumption, the Debtors: (1) cure any default or provides adequate assurance that the default will be promptly cured; (2) compensate or provide adequate assurance that the Debtors will promptly compensate the other party for any pecuniary loss resulting from defaults; and (3) provide adequate assurance of future performance under the contract.

A Chapter 11 plan determines the rights and satisfaction of claims and interests of various creditors and security holders and is subject to the ultimate outcome of negotiations and the Bankruptcy Court’s decisions through the date on which a Chapter 11 plan is confirmed. The Debtors currently expect that any proposed Chapter 11 plan, among other things, would provide mechanisms for settlement of the Debtors’ pre-petition obligations, changes to certain operational cost drivers, treatment of the Company’s existing equity holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to the reorganized new entity. Any proposed Chapter 11 plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors, including the lenders under the Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) and holders of the Company’s unsecured notes and preferred stock, and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for any Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors’ creditors.

Under the priority rankings established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before both preferred and common stockholders are entitled to receive any distribution or retain any property under a Chapter 11 plan. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a Chapter 11 plan. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A Chapter 11 plan could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully propose or implement a Chapter 11 plan.

For the duration of the Company’s Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Part II Item 1A, “Risk Factors”. As a result of these risks and uncertainties, the number of the Company’s outstanding shares and shareholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company’s operations, properties and capital plans included in this quarterly report may not accurately reflect its operations, properties and capital plans following the Chapter 11 process. During the Chapter 11 Cases, the Company has conducted normal business activities and was authorized to continue to pay and has paid (subject to limitations applicable to payments of certain pre-petition obligations) pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders, critical vendors and other third parties, such as royalty holders and partners.

On July 25, 2016 the Company entered into and filed a motion with the Bankruptcy Court to approve a commitment letter (the “Commitment Letter”) with a group of investors for the new issuance of 13.5% Convertible Senior Secured Second Lien Notes in the initial aggregate principal amount of $40.0 million (the “Convertible Second Lien Notes”).  The Bankruptcy Court approved the motion on August 4, 2016, which will allow the Company to submit a revised plan of organization to the Bankruptcy Court. The approval by the Bankruptcy Court of the Commitment Letter terminates the bid procedures that were previously approved by the Bankruptcy Court on July 1, 2016.

Commitment Letter

The Commitment Letter provides for the issuance of $40.0 million in Convertible Second Lien Notes that mature on the later of August 30, 2019 or six months after the maturity of the Senior Credit Facility. Interest on the Convertible Second Lien Notes will accrue at a rate of 13.5% per annum and be paid quarterly in cash or paid in kind by adding to the principal at the option of the issuer. The Convertible Second Lien Notes will convert at the option of the purchaser into a number of common shares equal to 15% of the common shares of the reorganized company. Upon closing, purchasers of the Convertible Second Lien Notes will also (i) be issued 10-year costless warrants for common stock equal to 20% of the common shares of the reorganized company, (ii) take a second priority lien on all assets of the reorganized company, and (iii) have the right to appoint two members to the Board of Directors of the reorganized company. A total of $20.0 million in proceeds from the issuance of the Convertible Second Lien Notes will go to repay amounts outstanding under the existing Senior Credit Facility and $20.0 million in proceeds will be used to fund the Company’s Haynesville Shale Trend drilling program.

Primary Operating Areas

Tuscaloosa Marine Shale Trend

We held approximately 255,000 gross (185,000 net) acres in the TMS as of June 30, 2016. As of June 30, 2016, we had 2 gross (1.7 net) TMS wells drilled and waiting on completion. Our net production volumes from our TMS wells represented approximately 33% of our total equivalent production on a Boe basis and approximately 100% of our total oil production for the second quarter of 2016.

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Angelina and Nacogdoches counties, Texas and DeSoto and Caddo parishes, Louisiana. We held approximately 54,000 gross (26,000 net) acres as of June 30, 2016 producing from and prospective for the Haynesville Shale Trend. Our net production volumes from our Haynesville Shale Trend wells represented approximately 65% of our total equivalent production on a Boe basis for the second quarter of 2016.

Eagle Ford Shale Trend

We closed the sale of our Eagle Ford Shale Trend proved reserves and a portion of the associated leasehold on September 4, 2015. We retained approximately 17,000 net acres of our undeveloped leasehold, all of which is prospective for future development or sale.

Results of Operations

For the three months ended June 30, 2016, we reported net loss applicable to common stock of $10.3 million, or $0.13 per basic and diluted share, on total revenue of $6.3 million as compared to a net loss applicable to common stock of $39.0 million, or $0.68 per basic and diluted share, on total revenue of $26.1 million for the three months ended June 30, 2015.

For the six months ended June 30, 2016, we reported net loss applicable to common stock of $30.1 million, or $0.39 per basic and diluted share, on total revenue of $12.6 million as compared to net loss applicable to common stock of $67.6 million, or $1.27 per basic and diluted share, on total revenue of $50.1 million for the six months ended June 30, 2015.

The items that had the most material financial effect on us in the three and six months ended June 30, 2016 compared to the same periods in 2015 were revenues, depreciation, depletion and amortization and interest expense.  Revenues were down due to significantly lower realized oil and natural gas sales prices as well as lower oil, condensate and natural gas production volumes. The decreases reflected in depreciation, depletion and amortization were driven by lower rates resulting from substantial impairment charges recognized in the fourth quarter of 2015, the sale of our Eagle Ford Shale Trend properties in September 2015 and lower oil and natural gas production volumes. We recognized substantially lower interest expense during the three months ended June 30, 2016 as a direct result of our Bankruptcy Petitions filed on April 15, 2016.

The following table reflects our summary operating information for the periods presented (in thousands except for price and volume data). Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except for price data)	2016	2015	Variance		2016	2015	Variance
Revenues:
Natural gas	$1,336	$4,191	$(2,855)	(68%)	$2,903	$8,375	$(5,472)	(65%)
Oil and condensate	5,081	21,846	(16,765)	(77%)	9,978	41,805	(31,827)	(76%)
Natural gas, oil and condensate	6,417	26,037	(19,620)	(75%)	12,881	50,180	(37,299)	(74%)
Operating revenues	6,339	26,101	(19,762)	(76%)	12,584	50,131	(37,547)	(75%)
Operating expenses	9,634	36,980	(27,346)	(74%)	22,009	74,479	(52,470)	(70%)
Operating loss	(3,295)	(10,879)	7,584	(70%)	(9,425)	(24,348)	14,923	(61%)
Net loss applicable to common stock	(10,346)	(39,068)	28,722	(74%)	(30,083)	(67,617)	37,534	(56%)
Net Production:
Natural gas (MMcf)	1,365	2,259	(894)	(40%)	2,936	4,330	(1,394)	(32%)
Oil and condensate (MBbls)	115	382	(267)	(70%)	269	817	(548)	(67%)
Total (MBoe)	343	758	(415)	(55%)	758	1,539	(781)	(51%)
Average daily production (Boe/d)	3,766	8,332	(4,566)	(55%)	4,167	8,501	(4,334)	(51%)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Variance		2016	2015	Variance
Average realized sales price per unit:
Natural gas (per Mcf)	$0.98	$1.86	$(0.88)	(47%)	$0.99	$1.93	$(0.94)	(49%)
Natural gas (per Mcf) including realized derivatives	0.98	1.86	(0.88)	(47%)	0.99	1.93	(0.94)	(49%)
Oil and condensate (per Bbl)	44.09	57.23	(13.14)	(23%)	37.08	51.17	(14.09)	(28%)
Oil and condensate (per Bbl) including realized derivatives	44.09	86.49	(42.40)	(49%)	37.08	80.87	(43.79)	(54%)
Average realized price (per Boe)	18.72	34.34	(15.62)	(45%)	16.98	32.61	(15.63)	(48%)

Revenues from Operations

Revenues from operations decreased by $19.8 million for the three months ended June 30, 2016 compared to the same period in 2015, reflecting lower average realized natural gas, oil and condensate sales prices, which decreased revenues by $7.0 million, while the decline in oil and natural gas production volumes decreased revenues by $12.8 million. For the three months ended June 30, 2016, 79% of our oil and natural gas revenue was attributable to oil sales compared to 84% for the three months ended June 30, 2015. Approximately 54% of the production volume decrease in 2016 resulted from the sale of our Eagle Ford Shale Trend properties in September 2015.

Revenues from operations decreased by $37.5 million for the six months ended June 30, 2016 compared to the same period in 2015, reflecting lower average realized natural gas, oil and condensate sales prices, which decreased revenues by $15.6 million, while the decline in oil and natural gas production volumes decreased revenues by $21.9 million. For the six months ended June 30, 2016, 77% of our oil and natural gas revenue was attributable to oil sales compared to 83% for the six months ended June 30, 2015. Approximately 58% of the production volume decrease in 2016 resulted from the sale of our Eagle Ford Shale Trend properties in September 2015.

Operating Expenses

As described below, operating expenses decreased $27.3 million to $9.6 million in the three months ended June 30, 2016 and decreased $52.5 million to $22.0 million, in the six months ended June 30, 2016, compared to the same periods in 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses (in thousands)	2016	2015	Variance		2016	2015	Variance
Lease operating expenses	$1,957	$4,942	$(2,985)	(60%)	$4,293	$9,080	$(4,787)	(53%)
Production and other taxes	677	1,378	(701)	(51%)	1,416	2,787	(1,371)	(49%)
Transportation and processing	448	1,608	(1,160)	(72%)	879	2,855	(1,976)	(69%)
Exploration	289	6,462	(6,173)	(96%)	486	10,120	(9,634)	(95%)

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses per Boe	2016	2015	Variance		2016	2015	Variance
Lease operating expenses	$5.71	$6.52	$(0.81)	(12%)	$5.66	$5.90	$(0.24)	(4%)
Production and other taxes	1.98	1.82	0.16	9%	1.87	1.81	0.06	3%
Transportation and processing	1.31	2.12	(0.81)	(38%)	1.16	1.86	(0.70)	(38%)
Exploration	0.85	8.52	(7.67)	(90%)	0.64	6.58	(5.94)	(90%)

Lease Operating Expense

Lease operating expense (“LOE”) during the three month period ended June 30, 2016 decreased compared to the three months ended June 30, 2015. The decrease was the result of a $1.9 million decrease from our Eagle Ford Shale Trend properties that were sold in September 2015 and lower operating costs for our TMS properties. Workover expense in the second quarter of 2016 totaled $0.4 million which added $1.02 per Boe to unit expense compared to workover expense of $0.6 million in the second quarter of 2015 which added $0.75 per Boe to unit expense.

LOE during the six month period ended June 30, 2016 decreased compared to the three months ended June 30, 2015. The decrease was the result of a $3.7 million decrease from our Eagle Ford Shale Trend properties that were sold in September 2015 and lower operating costs for our TMS properties. Workover expense for 2016 totaled $0.5 million which added $0.69 per Boe to unit expense compared to workover expense of $0.8 million for the same period in 2015 which added $0.53 per Boe to unit expense.

Production and Other Taxes

Production and other taxes for the three months ended June 30, 2016 included production tax of $0.2 million and ad valorem tax of $0.5 million. During the comparable period in 2015, production and other taxes included production tax of $0.8 million and ad valorem tax of $0.6 million.

Production and other taxes for the six months ended June 30, 2016 included production tax of $0.5 million and ad valorem tax of $0.9 million. During the comparable period in 2015, production and other taxes included production tax of $1.4 million and ad valorem tax of $1.4 million.

Production and other taxes decreased during the three months ended June 30, 2016 due to lower crude oil prices and a decrease from our Eagle Ford Shale Trend properties that were sold in September 2015. The State of Mississippi has enacted an exemption from the existing 6% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which will be partially offset by a 1.3% local severance tax on such wells. The exemption is applicable until the earlier of (i) 30 months from the date of first sale of production or (ii) until payout of the well cost is achieved. The State of Louisiana has also enacted an exemption from the existing 12.5% severance tax for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) until payout of the well cost is achieved. The net revenues from our wells drilled in our TMS acreage in Southwestern Mississippi and Southeast Louisiana have been favorably impacted by these exemptions.

Transportation and Processing Expense

Transportation and processing expense decreased in the three and six months ended June 30, 2016 compared to the same periods in 2015. The decrease is due to lower operated natural gas production, as our natural gas production incurs substantially all of our transportation and processing cost. The lower natural gas production is directly associated with the sale of our Eagle Ford Shale Trend properties in September 2015.

Exploration

The decrease in exploration expense for the three and six months ended June 30, 2016 compared to the same periods in 2015 is attributable to a decrease in leasehold amortization costs related to non-cash lease expirations in our TMS, Haynesville Shale Trend and Eagle Ford Shale Trend acreage.

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses (in thousands)	2016	2015	Variance		2016	2015	Variance
Depreciation, depletion and amortization	$2,541	$19,000	$(16,459)	(87%)	$5,686	$39,233	$(33,547)	(86%)
General and administrative	3,720	6,459	(2,739)	(42%)	10,084	14,210	(4,126)	(29%)

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses per Boe	2016	2015	Variance		2016	2015	Variance
Depreciation, depletion and amortization	$7.41	$25.06	$(17.65)	(70%)	$7.50	$25.50	$(18.00)	(71%)
General and administrative	10.85	8.52	2.33	27%	13.30	9.24	4.06	44%

Depreciation, Depletion and Amortization (“DD&A”)

DD&A expense for the three and six months ended June 30, 2016 decreased as compared to the same periods in 2015 primarily due to a significant decline in DD&A rates resulting from the substantial impairment charges recognized in the fourth quarter of 2015.

General and Administrative (“G&A”) Expense

G&A expense decreased in the three and six months ended June 30, 2016 compared to the same periods in 2015. The decrease stems from lower compensation expense, professional fees and corporate governance costs. We have reduced our staff headcount by more than 50% from January 2015 levels.  The higher rate per Boe for the three and six months ended June 30, 2016, reflects a 51% decline in oil and natural gas production during 2016, compared to 2015. Share-based compensation expense, which is a non-cash item, totaled $1.1 million for the three months ended June 30, 2016, a $0.8 million decrease over the same period in 2015.  Share-based compensation expense, totaled $2.2 million for the six months ended June 30, 2016, a $1.6 million decrease over the same period in 2015.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
Other income (expense) (in thousands):	2016	2015	2016	2015
Interest expense	$(1,626)	$(14,785)	$(9,939)	$(26,864)
Gain (loss) on commodity derivatives not designated as hedges	6	(5,974)	30	(1,544)
Average funded borrowings adjusted for debt discount and accretion	$436,861	$629,893	$432,314	$620,647
Average funded borrowings	$439,054	$636,092	$436,625	$628,887

Interest Expense

Our interest expense decreased in the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily as a result of minimal interest expense, including non-cash interest, being recognized on the Second Lien Notes and senior notes for the three months ended June 30, 2016 due to our Chapter 11 Cases. The unrecorded interest expense on the Second Lien Notes and senior notes totaled $7.7 million for the three months ended June 30, 2016. Non-cash interest expense for the three months ended June 30, 2016 totaled $1.0 million compared to $3.7 million in the same period in 2015. Non-cash interest expense for the six months ended June 30, 2016 totaled $5.4 million compared to $5.8 million in the same period in 2015.

Gain (loss) on Commodity Derivatives Not Designated as Hedges

Gain on commodity derivatives not designated as hedges for the three and six months ended June 30, 2016 is comprised of an unrealized gain of $0.1 million, representing the change of the fair value of our natural gas derivative contracts. There were no oil or natural gas derivative contract settlements during the periods presented. The natural gas derivative contracts that were outstanding as of December 31, 2015 were terminated in April 2016 prior to their contractual expiration date of December 31, 2016, because the Bankruptcy Petitions filed by the Company on April 15, 2016 represented an event of default under the derivative agreements. All of our oil derivative contracts expired in December 2015.

Loss on derivatives not designated as hedges for the three months ended June 30, 2015 includes an unrealized loss of $17.1 million for the change of the fair value of our oil and natural gas derivative contracts and net cash receipts of $11.1 million on the settlement of our oil derivatives. There were no natural gas derivative contract settlements during the period. The unrealized loss consisted of a $17.1 million loss on our oil derivatives. The decrease in fair value of our oil derivative contracts reflects the realization of settled contracts.

Loss on derivatives not designated as hedges for the six months ended June 30, 2015 includes an unrealized loss of $25.8 million for the change of the fair value of our oil and natural gas derivative contracts and net cash receipts of $24.3 million on the settlement of our oil derivatives. There were no natural gas derivative contract settlements during the period. The unrealized loss consisted of a $0.2 million gain on our natural gas derivatives and a $26.0 million loss on our oil derivatives. The unrealized loss on oil derivatives and the decrease in fair value of our oil derivative contracts reflects the roll off of settled oil derivative contracts during 2015.

Restructuring

As a result of the our efforts to restructure the Company outside of bankruptcy during the first quarter of 2016 and the subsequent preparation involved in filing of the Chapter 11 Cases, we incurred significant professional fees and other costs. Restructuring costs during the first and second quarter of 2016 totaled $4.3 million and $0.8 million, respectively.

Reorganization items, net

As a result of the filing of the Chapter 11 Cases, we have incurred and continue to incur significant professional fees and other costs in connection with the administration of the Chapter 11 Cases. Reorganization costs incurred for professional fees during the three and six months ended June 30, 2016 totaled $2.1 million. The costs of professional fees were offset by various non-cash adjustments to the carrying amounts of our Second Lien Notes and senior notes.  We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Chapter 11 Cases.

Income Tax Benefit

We recorded no income tax benefit for the three and six months ended June 30, 2016. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of June 30, 2016.

Adjusted EBITDAX

Adjusted EBITDAX is a supplemental non-US GAAP financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as earnings before interest expense, income tax, DD&A, exploration expense, stock compensation expense and impairment of oil and natural gas properties. In calculating Adjusted EBITDAX, gains/losses on derivatives, less net cash received or paid in settlement of commodity derivatives are excluded from Adjusted EBITDAX. Other excluded items include Interest income and other, Gain/loss on sale of assets, Gain/loss on early extinguishment of debt, Restructuring expense, Reorganization items, net and Other expense. Adjusted EBITDAX is not a measure of net income (loss) as determined by accounting principles generally accepted in the United States (“US GAAP”). Adjusted EBITDAX should not be considered an alternative to net income (loss), as defined by US GAAP. The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDAX to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDAX (in thousands)	2016	2015	2016	2015
Net loss (US GAAP)	$(5,229)	$(31,638)	$(23,962)	$(52,756)
Exploration expense	289	6,462	486	10,120
Depreciation, depletion and amortization	2,541	19,000	5,686	39,233
Stock compensation expense	1,101	1,941	2,171	3,827
Interest expense	1,626	14,785	9,939	26,864
(Gain) loss on commodity derivatives not designated as hedges	(6)	5,974	(30)	1,544
Net cash received in settlement of derivative instruments	—	11,168	—	24,262
Other items (1)	316	(2,869)	3,950	(3,806)
Adjusted EBITDAX	$638	$24,823	$(1,760)	$49,288

(1)	Other items include interest income, gain on sale of assets, restructuring, reorganization items and other expense.

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

Liquidity and Capital Resources

Overview

Our primary sources of cash during the second quarter of 2016 were cash on hand and cash from operating activities. We used cash primarily to fund capital expenditures, pay restructuring and reorganization professional fees and pay interest due on the Senior Credit Facility. We do not plan to have any material capital expenditures for the remainder of 2016 and will fund our operations through a combination of cash on hand and cash from operating activities.

We have in place a Senior Credit Facility with a syndicate of U.S. and international lenders. As of June 30, 2016, we had a $20.0 million borrowing base with $40.0 million in outstanding borrowings and $10.1 million of cash. Pursuant to the terms of the Senior Credit Facility, borrowing base redeterminations occur on a semi-annual basis on April 1 and October 1. The borrowing base was reduced to $20.0 million on April 1, 2016. As a result of such borrowing base reduction, the Company has a borrowing base deficiency of $20.0 million. Furthermore, the commencement of the Chapter 11 Cases on April 15, 2016 constituted an event of default under the Senior Credit Facility.

Since filing the Bankruptcy Petitions, our principal sources of liquidity have been limited to cash flow from operations and cash on hand. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with the administration of the Chapter 11 Cases. We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Chapter 11 Cases.

Outlook and Capital Resources

Although we believe our cash flow from operations and cash on hand will be adequate to meet the operating costs of our existing business, there are no assurances that our cash flow from operations and cash on hand will be sufficient to continue to fund our operations or to allow us to continue as a going concern until a Chapter 11 plan is confirmed by the Bankruptcy Court or other alternative restructuring transaction is approved by the Bankruptcy Court and consummated. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the Bankruptcy Court. If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to continue to delay or even eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or seek to sell some or all of our assets. If we are unsuccessful in developing reserves and adding production through our capital spending program for a prolonged period or our cost-cutting efforts are too overreaching, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected.

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Six Months Ended June 30,
	2016	2015	Variance
Cash flow statement information:
Net cash:
Used in operating activities	$(12,314)	$(5,512)	$(6,802)
Used in investing activities	(1,471)	(88,223)	86,752
Provided by financing activities	12,075	94,075	(82,000)
Increase (decrease) in cash and cash equivalents	$(1,710)	$340	$(2,050)

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash used in operating activities for the six months ended June 30, 2016 was $12.3 million, an increase of $6.8 million from the six months ended June 30, 2015. Operating cash flows before working capital changes decreased $45.6 million for the six months ended June 30, 2016 compared to the same period in 2015 reflecting lower commodity prices and the absence of cash flows from our Eagle Ford Shale Trend properties that we sold in September 2015.  The change in working capital for the six months ended June 30, 2016 reflects the use of $38.4 million of cash resulting from the winding down of our drilling activity compared to the same period in 2015.

Investing activities: Net cash used in investing activities was $1.5 million for the six months ended June 30, 2016, compared to $88.2 million for the six months ended June 30, 2015. While we recorded capital expenditures of approximately $0.8 million in the six months ended June 30, 2016, we paid out cash amounts totaling $1.8 million in the six months ended June 30, 2016. The difference is attributed to $0.9 million accrued at December 31, 2015 and paid in the six months ended June 30, 2016 offset by $0.1 million in drilling and completion costs accrued at June 30, 2016. Capital expenditures in the first six months of 2016 were offset by the receipt of $0.3 million in net proceeds, primarily from the sale of our Eagle Ford Shale Trend assets in September 2015.

Financing activities: Net cash provided in financing activities for the six months ended June 30, 2016 consisted of $13.0 million of proceeds from borrowings under the Senior Credit Facility partially offset by $0.8 million of make-whole premiums paid on our 2032 Exchange Notes that were converted to common stock during the first quarter of 2016 and $0.1 million of debt issuance cost. We had $40.0 million in borrowings outstanding under our Senior Credit Facility as of June 30, 2016. In the six months ended June 30, 2015, net cash provided in financing activities consisted of $100 million in proceeds from the issuance of our 8.0% Second Lien Notes and net proceeds from the sale of common stock of $47.6 million partially offset by net repayment of borrowings under the Senior Credit Facility of $35.0 million, preferred stock dividends of $14.9 million and debt issuance cost of $3.3 million.

Debt consisted of the following balances as of the dates indicated (in thousands):

	June 30, 2016			December 31, 2015
	Principal	Carrying Amount (4)	Fair Value (1)	Principal	Carrying Amount (4)	Fair Value (1)
Senior Credit Facility	$40,102	$39,107	$40,102	$27,000	$25,387	$27,000
8.0% Second Lien Senior Secured Notes due 2018 (2) (5)	100,000	—	1,013	100,000	87,529	14,512
8.875% Second Lien Senior Secured Notes due 2018 (5)	75,000	—	817	75,000	91,364	7,586
8.875% Senior Notes due 2019 (5)	116,828	—	584	116,828	115,599	9,346
3.25% Convertible Senior Notes due 2026 (5)	429	—	—	429	429	64
5.0% Convertible Senior Notes due 2029 (5)	6,692	—	—	6,692	6,692	67
5.0% Convertible Senior Notes due 2032 (3) (5)	99,238	—	—	98,664	95,882	6,923
5.0% Convertible Exchange Senior Notes due 2032 (5)	6,305	—	255	26,849	42,625	26,649
Total debt	$444,594	$39,107	$42,771	$451,462	$465,507	$92,147

(1)

The carrying amount for the Senior Credit Facility represents fair value as it is fully secured. The fair values of the notes were obtained by direct market quotes within Level 1 of the fair value hierarchy. The fair value of our Second Lien Notes and 2032 Exchange Notes was obtained using a discounted cash flow model within Level 3 of the fair value hierarchy. Level 1 and Level 3 of the fair value hierarchy are defined in “Item 1—Financial Statements” of this Quarterly Report on Form 10-Q.

(2)

The debt discount was being amortized using the effective interest rate method based upon a two and a half year term through September 1, 2017, the first repurchase date applicable to the 8.0% Second Lien Notes. The $13.1 million debt discount that existed when the Bankruptcy Petitions were filed on April 15, 2016 was written off to Reorganization items, net during the second quarter of 2016. The debt discount was $17.0 million on December 31, 2015.

(3)

The debt discount was being amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The $1.7 million debt discount that existed when the Bankruptcy Petitions were filed on April 15, 2016 was written off to Reorganization items, net during the second quarter of 2016. The debt discount was $2.0 million on December 31, 2015.

(4)

The carrying amount of debt is net of deferred loan costs of $1.0 million and $5.1 million as of June 30, 2016 and December 31, 2015, respectively. Deferred financing costs are and were amortized using the straight-line method through the contractual maturity dates for the Senior Credit Facility and 2019 Notes, through the first put date of September 1, 2017 for the 8.0% Second Lien Notes and through the first put date of October 1, 2017 for the 2032 Notes. The $3.0 million of deferred loan costs for the 2019 Notes, 8.0% Second Lien Notes and 2032 Notes that existed when the Bankruptcy Petitions were filed on April 15, 2016 was written off to Reorganization items, net during the second quarter of 2016.

(5)	Classified as Liability subject to compromise on the Consolidated Balance Sheets as of June 30, 2016.

For additional information on our financing activities, see Note 3 – “Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2015, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the six months ended June 30, 2016.

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

For information regarding our accounting policies and additional information related to our derivative and financial instruments, see Note 1—“Description of Business and Significant Accounting Policies”, Note 3—“Debt” and Note 6—“Commodity Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Commodity Price Risk

Our most significant market risk relates to fluctuations in crude oil and natural gas prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash write-down of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. As of December 31, 2015, we no longer had any oil derivative contracts in place. The natural gas derivative contracts that were outstanding as of December 31, 2015 were terminated in April 2016 prior to their contractual expiration date of December 31, 2016, because the Bankruptcy Petitions filed by the Company on April 15, 2016 represented an event of default under the derivative agreements. Given the current oil futures pricing, we currently have limited hedging opportunities; as a result, we do not anticipate having in place any derivative positions with respect to our 2016 anticipated oil and condensate sales volumes and thus expect further deteriorating realized sale prices if oil prices do not improve.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Interim Chief Financial Officer, based upon their evaluation as of June 30, 2016, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

A discussion of current bankruptcy and legal proceedings is set forth in Part I, Item 1 under Note 1—“Description of Business and Significant Accounting Policies”  and Note 8—“Commitments and Contingencies” to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

As of June 30, 2016, we did not have any material outstanding and pending litigation.

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

We are subject to the risks and uncertainties associated with our Chapter 11 Cases.

For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to develop, confirm and consummate the Plan or another plan of reorganization with respect to the Chapter 11 Cases;
•	the high costs of bankruptcy Cases and related fees;
•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to execute our business plan in the current depressed commodity price environment;
•	our ability to attract, motivate and retain key employees;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•	the ability of third parties to seek and obtain court approval to convert the Chapter 11 Cases to a Chapter 7 proceeding; and
•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Delays in our Chapter 11 Cases increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 Cases could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that occur during our Chapter 11 Cases that may be inconsistent with our plans.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

In order to emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory disclosure requirements with respect to adequacy of disclosure with respect to a Plan, solicit and obtain the requisite acceptances of such a Plan and fulfill other statutory conditions for confirmation of such a Plan, which have not occurred to date. The confirmation process is subject to numerous potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our Plan.

We may not receive the requisite acceptances of constituencies in the proceedings related to the Chapter 11 Cases to confirm our Plan.  Even if the requisite acceptances of our Plan are received, the Bankruptcy Court may not confirm such a plan.  The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).

If a Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

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

In addition, at the outset of the Chapter 11 Cases, the Bankruptcy Code gives the Debtor the exclusive right to propose the plan of reorganization and prohibits creditors, equity security holders and others from proposing a plan. We have currently retained the exclusive right to propose the Plan. If the Bankruptcy Court terminates that right, however, or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of the Plan in order to achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

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

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash necessary to fund our ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for our Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot assure you that our cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to our Chapter 11 cases until we are able to emerge from our Chapter 11 Cases.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things; (i) our ability to comply with the terms and condition of any cash collateral order entered by the Bankruptcy Court in connection with our Chapter 11 Cases; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a Chapter 11 plan of reorganization or other alternative restructuring transaction; and (v) the cost, duration and outcome of our Chapter 11 Cases. Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control. In the event that our cash on hand and cash flow from operations is not sufficient to meet our liquidity needs, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited if it is available at all. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

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

We believe it is highly likely that the shares of our existing common stock will be cancelled in our Chapter 11 Cases.

We have a significant amount of indebtedness that is senior to our existing common stock in our capital structure. As a result, we believe that it is highly likely that the shares of our existing common stock will be cancelled in our Chapter 11 Cases and our common stockholders will be entitled to a limited recovery, if any. Accordingly, any trading in shares of our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of shares of our common stock.

We may be subject to claims that will not be discharged in our Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

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

During our Chapter 11 Cases, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of our Chapter 11 filing.

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

Transfers of our equity, or issuances of equity before or in connection with our Chapter 11 Cases, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

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

We have requested that the Bankruptcy Court approve restrictions on certain transfers of our stock to limit the risk of an “ownership change” prior to our restructuring in our Chapter 11 Cases.  Following the implementation of a plan of reorganization, it is likely that an “ownership change” will be deemed to occur and our net operating losses will nonetheless be subject to annual limitation.  However, if an “ownership change” has not occurred prior to our reorganization, a provision in Section 382 of the Internal Revenue Code related to Chapter 11 Cases may increase the amount of net operating losses available to utilize annually under the limitation.

The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

A long period of operating under Chapter 11 could adversely affect our business and results of operations. While the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort focusing on the Cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

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

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: August 8, 2016	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: August 8, 2016	By:	/S/ Robert T. Barker
Robert T. Barker
Vice President, Controller, Chief Accounting Officer and Interim Chief Financial Officer