Form 10-Q
period 2016-09-30
GOODRICH PETROLEUM CORP
filed 2016-11-09
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The Registrant had 79,975,690 shares of common stock outstanding prior to the Registrant’s emergence from bankruptcy on October 12, 2016.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,499	$11,782
Accounts receivable, trade and other, net of allowance	442	1,255
Accrued oil and natural gas revenue	3,712	3,421
Inventory	5,954	5,652
Prepaid expenses and other	1,336	1,119
Total current assets	17,943	23,229
PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	975,575	974,012
Furniture, fixtures and equipment	7,302	7,592
	982,877	981,604
Less: Accumulated depletion, depreciation and amortization	(918,851)	(911,072)
Net property and equipment	64,026	70,532
Deferred financing cost and other	110	90
TOTAL ASSETS	$82,079	$93,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,670	$19,673
Accrued liabilities	9,561	12,508
Asset retirement obligation	83	83
Fair value of oil and natural gas derivatives	-	30
Current portion of debt	39,748	465,507
Total current liabilities	52,062	497,801
Asset retirement obligation	3,851	3,645
Other non-current liability	—	490
Liabilities subject to compromise	436,865	—
Total liabilities	492,778	501,936
Commitments and contingencies (See Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized:
Series B cumulative convertible preferred stock, issued and outstanding 1,483,441 and 1,491,459 shares, respectively	1,483	1,491
Series C cumulative preferred stock, issued and outstanding 3,060 and 3,125 shares, respectively	3	3
Series D cumulative preferred stock, issued and outstanding 3,621 and 3,736 shares, respectively	4	4
Series E cumulative preferred stock, issued and outstanding 2,521 and 3,553 shares, respectively	3	4
Common stock: $0.20 par value, 150,000,000 shares authorized, issued and outstanding 79,828,190 and 63,910,300 shares, respectively	15,995	12,782
Treasury stock (221,084 and 173,440 shares, respectively)	(46)	(41)
Additional paid in capital	1,097,696	1,069,673
Retained earnings (accumulated deficit)	(1,525,837)	(1,492,001)
Total stockholders’ equity (deficit)	(410,699)	(408,085)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,079	$93,851

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES:
Oil and natural gas revenues	$7,251	$18,116	$20,132	$68,296
Other	(8)	(387)	(305)	(436)
	7,243	17,729	19,827	67,860
OPERATING EXPENSES:
Lease operating expense	2,009	3,937	6,302	13,017
Production and other taxes	944	1,263	2,360	4,050
Transportation and processing	360	1,447	1,239	4,302
Depreciation, depletion and amortization	2,312	21,819	7,998	61,052
Exploration	78	4,278	564	14,398
Impairment	—	32,487	—	32,487
General and administrative	3,790	5,352	13,874	19,562
(Gain) loss on sale of assets	(3)	(42,759)	(838)	(46,520)
Other	—	—	—	(45)
	9,490	27,824	31,499	102,303
Operating loss	(2,247)	(10,095)	(11,672)	(34,443)
OTHER INCOME (EXPENSE):
Interest expense	(1,251)	(15,583)	(11,190)	(42,447)
Interest income and other	—	—	58	—
Gain (loss) on commodity derivatives not designated as hedges	—	7,882	30	6,338
Restructuring	—	—	(5,128)	—
	(1,251)	(7,701)	(16,230)	(36,109)

Reorganization items, net	(10,488)	—	(10,046)	—

Loss before income taxes	(13,986)	(17,796)	(37,948)	(70,552)
Income tax benefit	—	—	—	—
Net loss	(13,986)	(17,796)	(37,948)	(70,552)
Preferred stock, net	5,116	7,430	11,237	22,291
Net loss applicable to common stock	$(19,102)	$(25,226)	$(49,185)	$(92,843)
PER COMMON SHARE
Net loss applicable to common stock - basic	$(0.24)	$(0.44)	$(0.64)	$(1.70)
Net loss applicable to common stock - diluted	$(0.24)	$(0.44)	$(0.64)	$(1.70)
Weighted average common shares outstanding - basic	78,854	57,606	77,125	54,697
Weighted average common shares outstanding - diluted	78,854	57,606	77,125	54,697

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,948)	$(70,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	7,998	61,052
Impairment	—	32,487
(Gain) loss on commodity derivatives not designated as hedges	(30)	(6,338)
Net cash received (paid) in settlement of commodity derivative instruments	—	37,991
Amortization of leasehold costs	65	12,337
Share based compensation (non-cash)	3,307	4,688
Gain on sale of assets	(838)	(46,520)
Exploration cost	—	76
Embedded derivative	(5,538)	—
Amortization of finance cost, debt discount and accretion	7,727	9,278
Amortization of transportation obligation	—	469
Materials inventory write-down	156	675
Reorganization items, net (non-cash)	1,180	—
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	813	5,611
Accrued oil and natural gas revenue	(291)	9,744
Inventory	(458)	(3,831)
Prepaid expenses and other	1,076	(1,531)
Accounts payable	(3,899)	(51,568)
Accrued liabilities	12,528	(5,927)
Net cash used in operating activities	(14,152)	(11,859)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,498)	(113,997)
Proceeds from sale of assets	292	104,850
Net cash used in investing activities	(3,206)	(9,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	13,000	229,000
Principal payments of bank borrowings	—	(332,500)
Proceeds from Second Lien Notes	—	100,000
Note conversions	(804)	(142)
Proceeds from equity offering	—	47,481
Preferred stock dividends	—	(14,861)
Debt issuance costs	(116)	(3,608)
Other	(5)	(347)
Net cash provided by financing activities	12,075	25,023
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,283)	4,017
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,782	8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,499	$4,025
Supplemental disclosures of cash flow information:
Cash paid for Reorganization items, net	$2,158	$-

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

Voluntary Reorganization under Chapter 11 of the Bankruptcy Code

On April 15, 2016  (the “Petition Date”), Goodrich Petroleum Corporation and its subsidiary Goodrich Petroleum Company, L.L.C. (the “Subsidiary”, and together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions” and, the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), to pursue a Chapter 11 plan of reorganization. The Company filed a motion with the Bankruptcy Court seeking joint administration of the Chapter 11 Cases under the caption In re Goodrich Petroleum Corporation, et al. (Case No. 16-31975). The Debtors received Bankruptcy Court confirmation of their joint plan of reorganization on September 28, 2016 and subsequently emerged from bankruptcy on October 12, 2016.  Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession for the entire quarter ended September 30, 2016.  As such, aspects of the Company’s bankruptcy proceedings and related matters are described below in order to provide context and explain a part of our financial condition and results of operations for the period presented.  The Company is accounting for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations”. The Company filed a series of first day motions with the Bankruptcy Court that allowed it to continue to conduct business without interruption. These motions are designed primarily to minimize the impact on the Company’s operations, customers and employees.

Prior to filing the Chapter 11 Cases, on March 28, 2016, the Company entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain holders of the Company’s 8.0% Second Lien Senior Secured Notes due 2018 (the “8.0% Second Lien Notes”) and 8.875% Second Lien Senior Secured Notes due 2018 (the “8.875% Second Lien Notes” and together with the 8.0% Second Lien Notes, the “Second Lien Notes”). The Restructuring Support Agreement set forth, subject to certain conditions, the commitment to and obligations of, on the one hand, the Debtors, and on the other hand, the certain holders, in connection with the restructuring of the Company’s Second Lien Notes, 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”), 5.0% Convertible Senior Notes due 2029 (the “2029 Notes”), 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”), 5.0% Convertible Exchange Senior Notes due 2032 (the “2032 Exchange Notes”), 8.875% Senior Notes due 2019 (“the 2019 Notes”), 5.375% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), 10% Series C Cumulative Preferred Stock (“Series C Preferred Stock”), 9.75% Series D Cumulative Preferred Stock (“Series D Preferred Stock”), 10% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) and the Company’s common stock, par value $0.20 per share, pursuant to the Company’s Joint Prepackaged Plan of Reorganization filed under Chapter 11 of the United States Bankruptcy Code on the Petition Date. On May 21, 2016, the Restructuring Support Agreement was terminated automatically pursuant to its terms as an Assumption Order approving the Restructuring Support Agreement was not entered by the Bankruptcy Court within thirty-five days of the Petition Date. See discussion on the plan of reorganization below.

The Chapter 11 Cases described above constituted an event of default that accelerated the Company’s obligations under all of its outstanding debt instruments. The agreements governing the Company’s debt instruments at the time provided that as a result of the Bankruptcy Petitions, the principal and interest due thereunder was immediately due and payable. However, any efforts to enforce such payment obligations under the Company’s debt instruments were automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments was subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On April 18, 2016, the Bankruptcy Court issued certain additional interim and final orders with respect to the Debtors’ first-day motions and other operating motions that allowed the Debtors to operate their businesses in the ordinary course. Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim were enjoined.

During the Chapter 11 Cases, the Company conducted normal business activities and was authorized to continue to pay and has paid (subject to limitations applicable to payments of certain pre-petition obligations) pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders, critical vendors and other third parties, such as royalty holders and partners.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 25, 2016 the Company entered into and filed a motion with the Bankruptcy Court to approve a commitment letter (the “Commitment Letter”) with a group of investors for the new issuance of 13.50% Convertible Senior Secured Second Lien Notes in the initial aggregate principal amount of $40.0 million (the “Convertible Second Lien Notes”). The Bankruptcy Court approved the motion on August 4, 2016 which allowed the Company to submit a revised plan of organization to the Bankruptcy Court. The approval by the Bankruptcy Court of the Commitment Letter terminated the bid procedures that were previously approved by the Bankruptcy Court on July 1, 2016.

Commitment Letter

The Commitment Letter provided for the issuance of $40.0 million in Convertible Second Lien Notes that mature on the later of August 30, 2019 or six months after the maturity of the Exit Credit Agreement (including all amendments, the “Exit Credit Facility”.) Interest on the Convertible Second Lien Notes will accrue at a rate of 13.50% per annum and be paid quarterly in cash or paid in kind by adding to the principal at the option of the issuer. The Convertible Second Lien Notes will convert at the option of the purchaser into a number of common shares equal to 15% of the common shares of the reorganized company. Upon closing, purchasers of the Convertible Second Lien Notes were also (i) issued 10-year costless warrants for common stock equal to 20% of the common shares of the reorganized company, (ii) took a second priority lien on all assets of the reorganized company, and (iii) received the right to appoint two members to the Board of Directors (the “Board”) of the reorganized company. A total of $20.0 million in proceeds from the issuance of the Convertible Second Lien Notes were used to repay amounts outstanding under the existing Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) and $20.0 million in proceeds will be used to fund the Company’s Haynesville Shale Trend drilling program.

Plan of Reorganization

The significant features of the Plan of Reorganization (the “Plan”) confirmed by the Bankruptcy Court are as follows:

1.

Each holder of an allowed priority claim (other than a priority tax claim or administrative claim) will receive either: (a) cash equal to the full allowed amount of its claim or (b) such other treatment as may otherwise be agreed to by such holder, the Debtors, the holders of at least 50% in principal amount of the Second Lien Notes (the “Majority Consenting Noteholders”), and the purchasers of the new Convertible Second Lien Notes (“New 2L Notes Purchasers”);

2.

Each holder of a secured claim (other than a priority tax claim, Senior Credit Facility claim, or Second Lien Notes claim) will receive, at the Debtors’ election and with the consent of the Majority Consenting Noteholders, either: (a) cash equal to the full allowed amount of its claim, (b) reinstatement of such holder’s claim, (c) the return or abandonment of the collateral securing such claim to such holder, or (d) such other treatment as may otherwise be agreed to by such holder, the Debtors, the Majority Consenting Noteholders, and the New 2L Notes Purchasers;

3.

The Senior Credit Facility claims were paid cash in an amount sufficient to reduce the Senior Credit Facility claims to a balance of $20.0 million while the remaining $20.0 million owed was to be refinanced into a new senior secured term loan credit facility;

4.

The Second Lien Notes claims were deemed allowed in the aggregate amount of $175.0 million of principal plus accrued and unpaid interest through the Petition Date.  Except to the extent a holder of a Second Lien Note claim agreed in writing to less favorable treatment, in full and final satisfaction, settlement, release, and discharge of, and in exchange for, each Second Lien Notes claim, each holder of a Second Lien Notes claim received their pro rata share of 98% of the new equity interests in the reorganized company (the “New Equity Interests”), subject to dilution on account of (i) the management incentive plan, (ii) the potential conversion of the Convertible Second Lien Notes, (iii) the warrants granted to the New 2L Notes Purchasers, and (iv) the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal to $230.0 million;

5.

Holders of unsecured notes claims will receive, pro rata with holders of other general unsecured claims, their pro rata share of the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal to $230.0 million; plus its pro rata share of 2% of the New Equity Interests that are subject to dilution on account of (i) the management incentive plan, (ii) the potential conversion of the Convertible Second Lien Notes, (iii) the warrants granted to the New 2L Notes Purchasers, and (iv) the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal of $230.0 million;

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

Holders of allowed general unsecured claims had the option to elect on their ballot to (a) receive, pro rata with holders of unsecured notes claims, its pro rata share of the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal to $230.0 million; plus its pro rata share of 2% of the New Equity Interests that are subject to dilution on account of (i) the management incentive plan, (ii) the potential conversion of the Convertible Second Lien Notes, (iii) the warrants granted to the New 2L Notes Purchasers, and (iv) the out-of–the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal to $230.0 million, or (b) treat its allowed general unsecured claim as a convenience class claim by releasing any claims in excess of $10,000;

7.

Holders of convenience class claims will receive either: (a) cash equal to the full allowed amount of such holder’s claim or (b) such lesser treatment as may otherwise be agreed to by such holder, the Debtors, the Majority Consenting Noteholders and the New 2L Notes Purchasers;

8.

Equity interests in the Subsidiary were cancelled and extinguished without further notice to, approval of, or action by any entity, and each holder of an equity interest in the Subsidiary did not receive any distribution or retain any property on account of such equity interest in the Subsidiary. Equity interests in the Company were cancelled and extinguished without further notice to, approval of, or action by any entity, and each holder of an equity interest in the Company did not receive any distribution or retain any property on account of such equity interest in the Company.

Basis of Presentation

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

The Company adopted FASB Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest, in 2016. This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. This guidance requires retrospective application; therefore, prior year amounts within the Consolidated Balance Sheets have been reclassified to conform to the current year presentation. As a result of the Chapter 11 Cases, we removed $3.0 million of deferred loan costs associated with our Second Lien Notes and senior notes from the September 30, 2016 Consolidated Balance Sheet and included the $3.0 million on the Reorganization items, net line item of our Consolidated Statement of Operations for the three and nine months ended September 30, 2016.

During the pendency of the Chapter 11 Cases, we operated our business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. ASC 852-10 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases.

As a result of the substantial decline in oil and natural gas prices since the third quarter of 2014 and our Chapter 11 Cases, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given the uncertainty surrounding our Chapter 11 Cases, there was substantial doubt about our ability to continue as a going concern.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors could sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected in our consolidated financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, the Plan could materially change the amounts and classifications in our historical consolidated financial statements.

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise (herein referred to as the “Liabilities subject to compromise”) included on our Consolidated Balance Sheet as of September 30, 2016:

September 30, 2016
(Amounts in thousands)
Accounts payable	$12,628
Accrued liabilities	2,164
Accrued interest payable	17,162
Second lien notes and senior notes	404,491
Other non-current liabilities	420
Liabilities subject to compromise	$436,865

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

Reorganization Items, net

The following table summarizes the components included in “Reorganization items, net” in our Consolidated Statements of Operations for the three and nine months ended September 30, 2016:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
	(Amounts in thousands)
Professional fees	$(6,736)	$(8,866)
Adjustments to bring carrying value of debt to allowed claims value	(3,752)	(1,180)
Reorganization items, net	$(10,488)	$(10,046)

The Company used this category to reflect the net expenses, gains and losses that resulted from the reorganization and restructuring of our business. Professional fees included in Reorganization items, net represent professional fees for post-petition expenses. Deferred loans costs, unamortized debt discounts and adjustments to debt carrying amounts are related to each of our Second Lien Notes and senior notes, and are included in Reorganization items, net as we believe these debt instruments will be impacted by the bankruptcy reorganization process.

Principles of Consolidation—The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, certain information normally included in financial statements prepared in accordance with US GAAP has been condensed or omitted. The consolidated financial statements include the financial statements of the Company and the Subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. Certain data in prior periods’ financial statements have been adjusted to conform to the presentation of the current period. We have evaluated subsequent events through the date of this filing.

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

Property and Equipment—As of September 30, 2016, we had interests in oil and natural gas properties totaling $64.0 million, net of accumulated depletion, which we account for under the successful efforts method. Under this method, costs of acquiring unproved and proved oil and natural gas leasehold acreage are capitalized. When proved reserves are found on an unproved property, the associated leasehold cost is transferred to proved properties. Significant unproved leases are reviewed periodically, and a valuation allowance is provided for any estimated decline in value. Costs of all other unproved leases are amortized over the estimated average holding period of the leases. Development costs are capitalized, including the costs of unsuccessful development wells.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each of these levels and our corresponding instruments classified by level are further described below:

•	Level 1 Inputs— unadjusted quoted market prices in active markets for identical assets or liabilities. Included in this level are our senior notes;
•

Level 2 Inputs— quotes which are derived principally from or corroborated by observable market data. Included in this level are our Senior Credit Facility and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counterparties; and

•

Level 3 Inputs— unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this level would be acquisitions and impairments of oil and natural gas properties, our 2032 Exchange Notes, 8.0% Second Lien Notes, the embedded derivative associated with the 8.0% Second Lien Notes (see Note 3) and the 8.875% Second Lien Notes.

As of September 30, 2016 and December 31, 2015, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

The following table summarizes the fair value of our financial instruments and long lived assets that are recorded or disclosed at fair value classified in each level as of September 30, 2016:

	Fair Value Measurements as of September 30, 2016
	(Amounts in thousands)
Description	Level 1	Level 2	Level 3	Total
Recurring Fair Value Measurements
Debt (see Note 3)	$(1,080)	$(41,809)	$-	$(42,889)
Total recurring fair value measurements	$(1,080)	$(41,809)	$—	$(42,889)

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

Transportation Obligation—We entered into a natural gas gathering agreement with an independent service provider, effective July 27, 2010. The agreement was scheduled to remain in effect for a period of ten years and required the service provider to construct pipelines and facilities to connect our wells to the service provider’s gathering system in our Eagle Ford Shale Trend area of South Texas. In compensation for the services, we agreed to pay the service provider 110% of the total capital cost incurred by the service provider to construct new pipelines and facilities. The service provider billed us for 20% of the accumulated unpaid capital costs annually. This obligation was relieved upon the sale of our Eagle Ford Shale Trend properties in September 2015; however, we are obligated to pay the 2015 annual billing. As a result of the sale, the transportation obligation liability was reduced to $1.0 million and is included in Liabilities subject to compromise on the Consolidated Balance Sheets as of September 30, 2016.

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

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At September 30, 2016 and December 31, 2015, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

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

Income or Loss Per Share—Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders for each reporting period by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders for each reporting period by the weighted average number of common shares outstanding during the period, plus the effects of potentially dilutive stock options, stock warrants and restricted stock calculated using the treasury stock method and the potential dilutive effect of the conversion of shares associated with our Series B Preferred Stock, Series E Preferred Stock, 2026 Notes, 2029 Notes, 2032 Notes and 2032 Exchange Notes. See Note 4.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the period ending September 30, 2016 is as follows (in thousands):

September 30,
2016
Beginning balance at December 31, 2015	$3,728
Liabilities incurred	—
Revisions in estimated liabilities	—
Liabilities settled	—
Accretion expense	206
Dispositions	—
Ending balance	$3,934
Current liability	$83
Long term liability	$3,851

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Debt

The Chapter 11 Cases, described in Note 1 above, constituted an event of default that accelerated the Company’s obligations under all of its outstanding debt instruments. The agreements governing the Company’s debt instruments provided that as a result of the Bankruptcy Petitions, the principal and interest due thereunder was immediately due and payable. However, any efforts to enforce such payment obligations under the Company’s debt instruments were automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments were subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  On October 12, 2016, upon the Company’s emergence from bankruptcy, the Second Lien Notes were exchanged for 98% of the common stock of the reorganized Company and the unsecured senior notes along with certain other unsecured claims were exchanged for 2% of the common stock of the reorganized company.  The $40.4 million amount outstanding amounts under the prepetition Senior Credit Facility was paid down to $20.0 million with proceeds from the sale of the Convertible Second Lien Notes and cash on hand at closing.

Debt consisted of the following balances as of the dates indicated (in thousands):

	September 30, 2016			December 31, 2015
	Principal	Carrying Amount (4)	Fair Value (1)	Principal	Carrying Amount (4)	Fair Value (1)
Senior Credit Facility	$40,369	$39,748	$40,369	$27,000	$25,387	$27,000
8.0% Second Lien Senior Secured Notes due 2018 (2) (5)	100,000	—	1,440	100,000	87,529	14,512
8.875% Second Lien Senior Secured Notes due 2018 (5)	75,000	—	1,080	75,000	91,364	7,586
8.875% Senior Notes due 2019 (5)	116,828	—	—	116,828	115,599	9,346
3.25% Convertible Senior Notes due 2026 (5)	429	—	—	429	429	64
5.0% Convertible Senior Notes due 2029 (5)	6,692	—	—	6,692	6,692	67
5.0% Convertible Senior Notes due 2032 (3) (5)	99,238	—	—	98,664	95,882	6,923
5.0% Convertible Exchange Senior Notes due 2032 (5)	6,305	—	—	26,849	42,625	26,649
Total debt	$444,861	$39,748	$42,889	$451,462	$465,507	$92,147

(1)

The carrying amount for the Senior Credit Facility represents fair value as it is fully secured. The fair values of the notes were obtained by direct market quotes within Level 1 of the fair value hierarchy. The fair value of our Second Lien Notes and 2032 Exchange Notes were obtained using a discounted cash flow model within Level 3 of the fair value hierarchy.

(2)

The debt discount was being amortized using the effective interest rate method based upon a two and a half year term through September 1, 2017, the first repurchase date applicable to the 8.0% Second Lien Notes. The $13.1 million debt discount that existed when the Bankruptcy Petitions were filed on the Petition Date was written off to Reorganization items, net during the second quarter of 2016. The debt discount was $17.0 million on December 31, 2015.

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

(4)

The carrying amount of debt is net of deferred loan costs of $0.6 million and $5.1 million as of September 30, 2016 and December 31, 2015, respectively. Deferred financing costs are and were amortized using the straight-line method through the contractual maturity dates for the Senior Credit Facility and  the 2019 Notes, through the first put date of September 1, 2017 for the 8.0% Second Lien Notes and through the first put date of October 1, 2017 for the 2032 Notes. The $3.0 million of deferred loan costs for the 2019 Notes, 8.0% Second Lien Notes and 2032 Notes that existed when the Bankruptcy Petitions were filed on the Petition Date was written off to Reorganization items, net during the second quarter of 2016.

(5)	Classified as Liability subject to compromise on the Consolidated Balance Sheets as of September 30, 2016.

Senior Credit Facility

As of September 30, 2016, we had $40.4 million outstanding under the Senior Credit Facility inclusive of  the accrued default  penalty. Following the reduction of the borrowing base to $20.0 million after the April 1, 2016 borrowing base redetermination, the Company had a borrowing base deficiency of $20.2 million.  Pursuant to the terms of a cash collateral order entered in the bankruptcy proceeding on the Petition Date, interest was accrued and paid monthly based on a 2.25% margin which calculated to 5.75% per

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

annum. Additionally, a post-default rate of 2.00% is accreted on the outstanding balance.  Substantially all of our assets were pledged as collateral to secure the Senior Credit Facility. The Senior Credit Facility had a maturity date of February 24, 2017. As of September 30, 2016, a balance of $39.7 million, net of debt issuance cost, is included as a current liability on the Balance Sheet.

The commencement of the Chapter 11 Cases on the Petition Date constituted an event of default that accelerated the Company’s obligations under the Senior Credit Facility. Additionally, other events of default existed as of September 30, 2016 which included, but were not limited to, the presence of an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern in the report of our independent registered public accounting firm that accompanied our audited consolidated financial statements for the year ended December 31, 2015.  We were also not in compliance with the certain financial covenants under the terms of the Senior Credit Facility as of September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015.  On October 12, 2016, in connection with the consummation of the Plan, the Senior Credit Facility was terminated.

Exit Credit Facility

On October 12, 2016, upon consummation of the Plan, the Company entered into an Exit Credit Agreement (the “Exit Credit Agreement”) with the Subsidiary, as borrower (the “Borrower”), and Wells Fargo Bank, National Association, as administrative agent (“the Administrative Agent”), and certain other lenders party thereto. Pursuant to the Exit Credit Agreement, the lenders party thereto have agreed to provide the Borrower with a $20.0 million senior secured term loan credit facility, with an outstanding principal amount of $20.0 million.

The maturity date of the Exit Credit Agreement is September 30, 2018, unless the Borrower notifies the Administrative Agent that it intends to extend the maturity date to September 30, 2019, subject to certain conditions and the payment of a fee.

Until such maturity date, the Loans (as defined in the Exit Credit Agreement) under the Exit Credit Agreement shall bear interest at a rate per annum equal to (i) the alternative base rate plus an applicable margin of 4.50% or (ii) adjusted LIBOR plus an applicable margin of 5.50%.

The Borrower may elect, at its option, to prepay any borrowing outstanding under the Exit Credit Agreement without premium or penalty (except with respect to any break funding payments which may be payable pursuant to the terms of the Exit Credit Agreement).

The Borrower may be required to make mandatory prepayments of the Loans under the Exit Credit Agreement if the total borrowings exceed the aggregate credit amounts, and if the Borrower is not in compliance with the Total Proved Asset Coverage Ratio (as defined in the Exit Credit Agreement) or the Secured Debt Asset Coverage Ratio (as defined in the Exit Credit Agreement).

Additionally, if the Borrower has outstanding borrowings and the Consolidated Cash Balance (as defined in the Exit Credit Agreement) exceeds (i) $27.5 million as of the close of business on the most recently ended business day on or before March 31, 2018 or (ii) $7.5 million as of the close of business on the most recently ended business day on or after April 1, 2018, the Borrower may also be required to make mandatory prepayments in an aggregate principal amount equal to such excess.

Furthermore, the Borrower is required to make certain mandatory prepayments within one business day of (i) the issuance of any Equity Interests (as defined in the Exit Credit Agreement) of the Company, (ii) the consummation of any sale or other disposition of Property (as defined in the Exit Credit Agreement) and (iii) the assignment, termination or unwinding of any Swap Agreements (as defined in the Exit Credit Agreement).

Amounts outstanding under the Exit Credit Agreement are guaranteed by the Company and secured by a security interest in substantially all of the assets of the Company and the Borrower.

The Exit Credit Agreement contains certain customary representations and warranties, including organization; powers; authority; enforceability; approvals; no conflicts; financial condition; no material adverse change; litigation; environmental matters; compliance with laws and agreements; no defaults; Investment Company Act; taxes; ERISA; disclosure; no material misstatements; insurance; restrictions on liens; subsidiaries; location of business and offices; properties; titles, etc.; maintenance of properties; gas imbalances, prepayments; marketing of production; swap agreements; use of loans; solvency; sanctions laws and regulations; foreign corrupt practices; money laundering laws; and embargoed persons.

The Exit Credit Agreement also contains certain affirmative and negative covenants, including delivery of financial statements; conduct of business; reserve reports; title information; collateral and guarantee requirements; indebtedness; liens; dividends and

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

distributions; investments; sale or discount of receivables; mergers; sale of properties; termination of swap agreements; transactions with affiliates; negative pledges; dividend restrictions; gas imbalances; take-or-pay or other prepayments; and swap agreements.

The Exit Credit Agreement also contains certain financial covenants, including the maintenance of (i) a Total Proved Asset Coverage Ratio (as defined in the Exit Credit Agreement) not to be less than 1.5 to 1.0 initially, and increasing to 2.0 to 1.0 or after December 31, 2018, (ii)  Secured Debt Asset Coverage Ratio (as defined in the Exit Credit Agreement) not to be less than 1.10 to 1.00 initially, and increasing to 1.35 to 1.00 and 1.50 to 1.00 after March 31, 2017 and September 30, 2017, respectively, in the case of clauses (i) and (ii), to be determined as of January 1 and July 1 each year and as of the date of any Material Acquisition (as defined in the Exit Credit Agreement) or Material Disposition (as defined in the Exit Credit Agreement), (iii) commencing with the fiscal quarter ending March 31, 2018, a ratio of Debt (as defined in the Exit Credit Agreement) as of the end of each fiscal quarter to EBITDAX for the twelve months ending on the last day of such fiscal quarter, not to exceed 4.00 to 1.00, (iv) limitations on Consolidated Cash Balance, (v) limitations on general and administrative expenses and (vi) minimum liquidity requirements.

The Exit Credit Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; voluntary and involuntary bankruptcy; judgments; and change of control.

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

We separately accounted for the liability and equity components of our 8.0% Second Lien Notes in a manner that reflected our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 8.0% Second Lien Notes using a discount rate of 32% on the date of issuance. We attributed $78.7 million of the 8.0% Second Lien Notes relative fair value to the debt component, which compared to the face value results in a debt discount of $21.3 million. Additionally, we recorded $15.8 million within additional paid-in capital representing the equity component of the 8.0% Second Lien Notes. The debt discount has been amortized using the effective interest rate method.  The $13.1 million unamortized debt discount that remained when the Bankruptcy Petitions were filed on the Petition Date was written off to Reorganization items, net during the second quarter of 2016. We also identified an embedded derivative associated with the 8.0% Second Lien Notes stemming from the length of time between the maturity date of March 15, 2018 and the put date of September 1, 2017. We valued the embedded derivative at $5.9 million using the discounted cash flow method on the date of issuance. The embedded derivative feature was recorded at fair value each reporting period with changes in fair value being reported as interest expense in the consolidated statements of operations. The $0.9 million fair value of the embedded derivative that existed when the Bankruptcy Petitions were filed on April 15, 2016 was reduced to zero during the second quarter of 2016. The $100.0 million face value of the 8.0% Second Lien Notes was reclassified to Liabilities subject to compromise on our Consolidated Balance Sheets as of September 30, 2016.  On October 12, 2016, the obligations of the Company with respect to the 8.0% Second Lien Notes were cancelled.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We accounted for this transaction as a troubled debt transaction pursuant to guidance provided by FASB ASC section 470-60 “Troubled Debt Restructurings by Debtors”. We have determined that the prospective undiscounted cash flows from the 8.875% Second Lien Notes through their maturity did not exceed the adjusted carrying amount of the retired 2019 Notes, consequently a gain of $62.6 million was recognized for this exchange in 2015. Accordingly, on the date of the exchange, a carrying amount of $91.4 million was recorded as a liability and we recorded $2.5 million in additional paid in capital representing the fair value of the warrants issued. On a basic and diluted loss per share basis the $62.6 million gain was $1.11 per share for the year ended December 31, 2015. The carrying amount of the 8.875% Second Lien Notes was adjusted downward from $91.4 million to the $75.0 million principal amount when the Bankruptcy Petitions were filed on the Petition Date, with the $16.4 million gain recognized in Reorganization items, net on the Consolidated Statements of Operations for the three and nine months ended September 30, 2016. The $75.0 million face value of the 8.875% Second Lien Notes was reclassified to Liabilities subject to compromise on our Consolidated Balance Sheets as of September 30, 2016.  On October 12, 2016, the obligations of the Company with respect to the 8.875% Second Lien Notes were cancelled.

8.875% Senior Notes due 2019

On March 2, 2011, we sold $275 million of our 2019 Notes. The 2019 Notes were to mature on March 15, 2019, unless earlier redeemed or repurchased. The 2019 Notes are our senior unsecured obligations and rank equally in right of payment to all of our other existing and future unsecured indebtedness. The 2019 Notes accrued interest at a rate of 8.875% annually, and interest was paid semi-annually in arrears on March 15 and September 15. The 2019 Notes were guaranteed by our subsidiary that also guarantees our Senior Credit Facility.

The 2019 Notes indenture provided for certain restrictions including: (i) incurring additional debt; (ii) making certain dividends or paying dividends or distributions on our capital stock or purchasing, redeeming or retiring such capital stock; (iii) selling assets, including the capital stock of our restricted subsidiaries; (iv) paying dividends or other payments of our restricted subsidiaries; (v) creating liens that secure debt; (vi) entering into transactions with affiliates and (vii) merging or consolidating with another company. These covenants are subject to a number of important exceptions and qualifications. At any time when the 2019 Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the indenture governing the 2019 Notes) has occurred and is continuing, many of these covenants will terminate.

As described above, on October 1, 2015, we closed a privately-negotiated exchange under which we retired, in two tranches, $158.2 million in aggregate original principal amount of our outstanding 2019 Notes in exchange for the issuance of $75.0 million in aggregate original principal amount of our 8.875% Second Lien Notes and 38,250 warrants. Each warrant is entitled to purchase approximately 156.9 shares of our $0.20 par value common stock for $1.00 per share. Following this exchange, approximately $116.8 million aggregate original principal amount of the 2019 Notes remained outstanding and was reclassified to Liabilities subject to compromise on our Consolidated Balance Sheets as of September 30, 2016.  On October 12, 2016, the obligations of the Company with respect to the 2019 Notes were cancelled.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2029 Notes were our senior unsecured obligations and rank equally in right of payment to all of our other existing and future unsecured indebtedness. The 2029 Notes accrued interest at a rate of 5.0% annually, and interest was paid semi-annually in arrears on April 1 and October 1 of each year.

As of September 30, 2016, $6.7 million in aggregate principal amount of the 2029 Notes remained outstanding and was reclassified to Liabilities subject to compromise on our Consolidated Balance Sheets as of September 30, 2016.  On October 12, 2016, the obligations of the Company with respect to the 2029 Notes were cancelled.

5.0% Convertible Senior Notes due 2032

As described above, we entered into separate, privately negotiated exchange agreements in which we retired $166.7 million in aggregate principal amount of our outstanding 2029 Notes in exchange for the issuance of the 2032 Notes in an aggregate principal amount of $166.3 million. The 2032 Notes had a maturity date of October 1, 2032.

On September 8, 2015, we closed a privately-negotiated exchange under which we retired $55.0 million in aggregate original principal amount of our outstanding 2032 Notes in exchange for our issuance of a new series of 2032 Exchange Notes in an aggregate original principal amount of approximately $27.5 million. On October 14, 2015, we closed an additional privately-negotiated exchange under which we retired approximately $17.1 million in aggregate original principal amount of our outstanding 2032 Notes in exchange for our issuance of additional 2032 Exchange Notes in an aggregate original principal amount of approximately $8.5 million. As of September 30, 2016, $94.2 million in aggregate principal amount of the 2032 Notes remained outstanding.

Unlike the 2029 Notes, the principal amount of the 2032 Notes accreted at a rate of 2% per year compounded semi-annually which commenced on August 26, 2013. The accreted portion of the principal was payable in cash upon maturity but does not bear cash interest and was not convertible into our common stock. Holders had the option to require us to purchase any outstanding 2032 Notes on each of October 1, 2017, 2022 and 2027, at a price equal to 100% of the principal amount plus the accretion thereon. No accretion expense has been recognized on the 2032 Notes subsequent to the Bankruptcy Petitions being filed on the Petition Date.  We recorded $0.1 million and $0.7 million of accretion in the three and nine months ended September 30, 2016, respectively, while we recorded $0.8 million and $2.5 million of accretion in the three and nine months ended September 30, 2015, respectively.

We separately accounted for the liability and equity components of our 2032 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 2032 Notes using an effective interest rate of 8%. We attributed $158.8 million of the fair value to the 2032 Note debt component which compared to the face results in a debt discount of $7.5 million which was being amortized through the first put date of October 1, 2017. Additionally, we recorded $24.4 million within additional paid-in capital representing the equity component of the 2032 Notes. A debt discount of $2.0 million remained to be amortized on the 2032 Notes as of December 31, 2015. The $1.7 million debt discount that existed when the Bankruptcy Petitions were filed on the Petition Date was written off to Reorganization items, net during the second quarter of 2016. The $99.2 million face value of the 2032 Notes inclusive of the accumulated accretion was reclassified to Liabilities subject to compromise on our Consolidated Balance Sheets as of September 30, 2016.  On October 12, 2016, the obligations of the Company with respect to the 2032 Notes were cancelled.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Like the 2032 Notes, the principal amount of the 2032 Exchange Notes accreted at a rate of 2% per year from August 26, 2013, compounding on a semi-annual basis. The accreted portion of the principal was payable in cash upon maturity but did not bear cash interest and was not convertible into our common stock.

We accounted for these exchange transactions as troubled debt restructuring transactions pursuant to guidance provided by FASB ASC section 470-60 “Troubled Debt Restructurings by Debtors”.  We have determined that the prospective undiscounted cash flows from the 2032 Exchange Notes through their maturity exceed the adjusted carrying amount of the retired 2032 Notes, consequently a gain on extinguishment of debt was not recognized for these exchanges. Accordingly, on the date of the September 8, 2015 exchange, a carrying amount of $45.2 million remained as a liability and we recorded $10.1 million to additional paid in capital representing the net fair value of the convert feature. On the date of the October 14, 2015 exchange, a carrying amount of $14.8 million remained as a liability and we recorded $2.5 million to additional paid in capital representing the net fair value of the convert feature. An annual discount rate of 1.3% and 1.4%, respectively, was being used to amortize the liability until maturity on October 1, 2032. During 2016, holders converted an aggregate amount of $32.4 million of 2032 Exchange Notes into our common stock. The carrying amount of the 2032 Exchange Notes was adjusted downward from $10.2 million to the $6.3 million principal amount when the Bankruptcy Petitions were filed on April 15, 2016, with the $3.9 million gain recognized in Reorganization items, net on the Consolidated Statements of Operations for the three and nine months ended September 30, 2016. The $6.3 million face value of the 2032 Exchange Notes inclusive of the accumulated accretion was reclassified to Liabilities subject to compromise on our Consolidated Balance Sheets as of September 30, 2016. On October 12, 2016, the obligations of the Company with respect to the 2032 Exchange Notes were cancelled.

3.25% Convertible Senior Notes Due 2026

At September 30, 2016, $0.4 million of the 2026 Notes remained outstanding and was reclassified to Liabilities subject to compromise on our Consolidated Balance Sheets as of September 30, 2016.  On October 12, 2016, the obligations of the Company with respect to the 2026 Notes were cancelled.

Interest Expense on Notes

There was no interest expense recognized on the Second Lien Notes or senior notes after the Bankruptcy Petitions were filed. The unrecorded interest expense on the Second Lien Notes and senior notes totaled $5.9 million and $13.5 million for the three months and nine months ended September 30, 2016, respectively.  On October 12, 2016, the obligations of the Company with respect to interest expense were cancelled.

13.50% Convertible Second Lien Senior Secured Notes Due 2019

On October 12, 2016, the Company and the Subsidiary, entered into a purchase agreement (the “Purchase Agreement”) with each entity identified as a Shenkman Purchaser on Appendix A to the Purchase Agreement (collectively, the “Shenkman Purchasers”), CVC Capital Partners (acting through such of its affiliates to managed funds as it deems appropriate), J.P. Morgan Securities LLC (acting through such of its affiliates or managed funds as it deems appropriate), Franklin Advisers, Inc. (as investment manager on behalf of certain funds and accounts), O’Connor Global Multi-Strategy Alpha Master Limited and Nineteen 77 Global Multi-Strategy Alpha (Levered) Master Limited (collectively, and together with each of their successors and assigns, the “Purchasers”), in connection with the issuance of $40.0 million aggregate principal amount of the Company’s Convertible Second Lien Notes.

The aggregate principal amount of the Convertible Second Lien Notes will be convertible at the option of the Purchasers at any time prior to the scheduled maturity date into an amount of the Company’s common stock, par value $0.01 per share (the “New Common Stock”) equal to 15% of the New Common Stock of the reorganized Company on a fully diluted basis. Upon closing, the Purchasers will be issued 10-year costless warrants for common stock equal to 20% of the New Common Stock of the reorganized Company on a fully diluted basis, will take a second priority lien on all assets of the Debtors, and will have the right to appoint two members to the Board.

The Convertible Second Lien Notes will mature on August 30, 2019, or such later date as set forth in the Convertible Second Lien Notes, but in no event later than March 30, 2020. The Convertible Second Lien Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in kind on the then outstanding principal amount of the Convertible Second Lien Notes by increasing the principal amount of the outstanding Convertible Second Lien Notes or by issuing additional Second Lien Notes (“PIK Interest

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes”). The PIK Interest Notes will not be convertible. During such time as the Exit Credit Agreement (but not any refinancing or replacement thereof) is in effect, interest on the Convertible Second Lien Notes must be paid in-kind.

NOTE 4—Net Loss Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the three and nine months ended September 30, 2016 and 2015. Included in Net loss applicable to common stock for the three and nine months ended September 30, 2016 is $5.1 million and $15.3 million, respectively, of preferred stock dividends in arrears as a result of all cash dividends being suspended since the third quarter of 2015 to conserve capital. The preferred stock dividend in arrears amount is included in the 2016 Net loss applicable to common stock calculation for period-to-period comparison purposes only. The following table sets forth information related to the computations of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Amounts in thousands, except per share data)
Basic and Diluted loss per share:
Net loss applicable to common stock	$(19,102)	$(25,226)	$(49,185)	$(92,843)
Weighted average shares of common stock outstanding	78,854	57,606	77,125	54,697
Basic and Diluted loss per share (1) (2) (3)	$(0.24)	$(0.44)	$(0.64)	$(1.70)
(1) Common shares issuable upon assumed conversion of convertible preferred stock or dividends paid were not presented as they would have been anti-dilutive.	14,966	3,588	14,966	3,588
(2) Common shares issuable upon assumed conversion of the 2026 Notes, 2029 Notes, 2032 Exchange Notes and 2032 Notes or interest paid were not presented as they would have been anti-dilutive.	5,910	15,417	5,910	15,417
(3) Common shares issuable on assumed conversion of restricted stock, stock warrants and employee stock options were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	13,062	9,217	13,062	9,217

NOTE 5—Income Taxes

We recorded no income tax expense or benefit for the three and nine months ended September 30, 2016. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of September 30, 2016. We elected to early adopt the provisions of ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” in 2016 on a retrospective basis. The amendments in this update seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The implementation did not have a material impact on the Company’s consolidated statement of operations, balance sheet or statement of cash flows. As the noncurrent deferred tax amounts net to zero, they are no longer presented on the Consolidated Balance Sheets.

As of September 30, 2016, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2015.

NOTE 6—Commodity Derivative Activities

We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All derivative gains and losses from our derivative contracts have been recognized in “Other income (expense)” on our Consolidated Statements of Operations. The natural gas derivative contracts that were outstanding as of December 31, 2015 were terminated in April 2016 prior to their contractual expiration date of December

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31, 2016, because the Bankruptcy Petitions filed by the Company on the Petition Date represented an event of default under the derivative agreements.

The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three and six month periods ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Oil and Natural Gas Derivatives (in thousands)	2016	2015	2016	2015
Gain (loss) on commodity derivatives not designated as hedges	$—	$7,882	$30	$6,338

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all hedges are approved by the Hedging Committee of the Board, and reviewed periodically by the Board. As of September 30, 2016, we did not have any outstanding derivatives contracts.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering derivative contracts. We would not have been at risk of losing any fair value amounts had our counterparties as a group been unable to fulfill their obligations as of September 30, 2016 or December 31, 2015 because we did not have a derivative asset on our Consolidated Balance Sheets as of those dates.

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets for the periods ending September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Derivative Current Asset	$—	$—	$—	$—	$—	$—
Derivative Non-current Asset	—	—	—	—	—	—
Derivative Current Liability	—	—	—	(30)	—	(30)
Derivative Non-current Liability	—	—	—	—	—	—
Total	$—	$—	$—	$(30)	$—	$(30)

NOTE 7—Stockholders’ Equity

Preferred Stock Dividends

Beginning in the third quarter of 2015 all preferred stock dividend declarations and payments were suspended.  If we failed to pay dividends on our Series B Preferred Stock on any six dividend payment dates, whether or not consecutive, the dividend rate per annum would have been increased by 1.0% until we had paid all dividends on our Series B Preferred Stock for all dividend periods up to and including the dividend payment date on which the accumulated and unpaid dividends are paid in full. If we failed to pay dividends for six or more quarterly periods, whether or not consecutive, on our Series C Preferred Stock or Series D Preferred Stock the holders would have received limited voting rights. In aggregate there were $25.8 million and $10.5 million of dividends in arrears as of September 30, 2016 and December 31, 2015, respectively, for the outstanding shares of our Series B, C and D Preferred Stock.  On October 12, 2016, the obligations of the Company with respect to the Series B, C and D Preferred Stock were cancelled.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information related to the components of Preferred stock, net on our Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Preferred stock, net:
Preferred stock dividends	$—	$7,430	$—	$22,291
Preferred stock dividends in arrears	5,116	—	15,349	—
Preferred stock exchange	—	—	(4,112)	—
	$5,116	$7,430	$11,237	$22,291

Conversions to Common Stock

In 2016, we issued 9.8 million shares of our common stock to holders that exercised their conversion rights on $19.6 million face amount of the 2032 Exchange Notes. We recorded the $32.4 million carrying amount of the converted 2032 Exchange Notes to stockholders’ equity. See Note 3.

Additionally, in 2016, we issued 2.5 million shares of our common stock to Series E Preferred Stock holders that exercised their conversion rights on approximately 1,032,610 depositary shares of Series E Preferred Stock.  On October 12, 2016, the obligations of the Company with respect to the Series E Preferred Stock were cancelled.

NOTE 8 – Subsequent Events

On October 12, 2016, we completed our financial restructuring and emerged from Chapter 11 bankruptcy proceedings after completing all required actions and satisfying all remaining conditions as required by the Bankruptcy Court.  See Note 1 to these condensed consolidated financial statements for more information regarding our emergence from bankruptcy.  We cannot currently estimate the financial effect of our emergence from bankruptcy on our financial statements, although we expect to record material adjustments related to our plan of reorganization and also due to the application of fresh start accounting guidance upon emergence.

Fresh Start Accounting

In connection with the Company’s emergence from bankruptcy, the Company is required to apply fresh start accounting to its financial statements because (i) the holders of existing voting shares of the Company prior to its emergence received less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. Fresh start accounting will be applied to the Company’s consolidated financial statements as of October 12, 2016, the date on which the Company emerged from bankruptcy. Under the principles of fresh start accounting, a new reporting entity was considered to be created, and, as a result, the Company will allocate the reorganization value of the Company to its individual assets based on their estimated fair values. As a result of the application of fresh start accounting and the effects of the implementation of the plan of reorganization, the financial statements on or after October 12, 2016 will not be comparable with the financial statements prior to that date.

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

For additional information regarding known material factors that could cause our actual results to differ from projected results please read the rest of this report and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ending March 31, 2016 and June 30, 2016.

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

We strive to increase our oil and natural gas reserves, production and cash flow through exploration and development activities. We develop an annual capital expenditure budget which is reviewed and approved by our Board of Directors (the “Board”) on a quarterly basis and revised throughout the year as circumstances warrant. We take into consideration our projected operating cash flow, commodity prices for oil and natural gas and externally available sources of financing, such as bank debt, asset divestitures, issuance of debt and equity securities, and strategic joint ventures, when establishing our capital expenditure budget.

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

Voluntary Reorganization under Chapter 11 of the Bankruptcy Code

On April 15, 2016  (the “Petition Date”), Goodrich Petroleum Corporation and its subsidiary Goodrich Petroleum Company, L.L.C. (the “Subsidiary,” and together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions” and, the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), to pursue a Chapter 11 plan of reorganization. The Company filed a motion with the Bankruptcy Court seeking joint administration of the Chapter 11 Cases under the caption In re Goodrich Petroleum Corporation, et al. (Case No. 16-31975). The Debtors received Bankruptcy Court confirmation of their joint plan of reorganization on September 28, 2016 and subsequently emerged from bankruptcy on October 12, 2016.  Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession for the entire quarter ended September 30, 2016.  As such, aspects of the Company’s bankruptcy proceedings and related matters are described below in order to provide context and explain a part of our financial condition and results of operations for the period presented.  The Company is accounting for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations.” The Company filed a series of first day motions with the Bankruptcy Court that allowed it to continue to conduct business without interruption. These motions were designed primarily to minimize the impact on the Company’s operations, customers and employees.

Prior to filing the Chapter 11 Cases, on March 28, 2016, the Company entered into the Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain holders of the Company’s 8.0% Second Lien Senior Secured Notes due 2018 (the “8.0% Second Lien Notes”) and 8.875% Second Lien Senior Secured Notes due 2018 (the “8.875% Second Lien Notes” and, together with the 8.0% Second Lien Notes, the “Second Lien Notes”). The Restructuring Support Agreement set forth, subject to certain conditions, the commitment to and obligations of, on the one hand, the Debtors, and on the other hand, the certain holders, in connection with the restructuring of the Company’s Second Lien Notes, 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”), 5.0% Convertible Senior Notes due 2029 (the “2029 Notes”), 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”), 5.0% Convertible Exchange Senior Notes due 2032 (the “2032 Exchange Notes”), 8.875% Senior Notes due 2019 (“the 2019 Notes”), 5.375% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), 10% Series C Cumulative Preferred Stock (“Series C Preferred Stock”), 9.75% Series D Cumulative Preferred Stock (“Series D Preferred Stock”), 10% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) and the Company’s common stock, par value $0.20 per share, pursuant to the Company’s Joint Prepackaged Plan of Reorganization filed under Chapter 11 of the United States Bankruptcy Code on the Petition Date. On May 21, 2016, the Restructuring Support Agreement was terminated automatically pursuant to its terms as an Assumption Order approving the Restructuring Support Agreement was not entered by the Bankruptcy Court within thirty-five days of the Petition Date. See discussion on the plan of reorganization below.

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

On April 18, 2016, the Bankruptcy Court issued certain additional interim and final orders with respect to the Debtors’ first-day motions and other operating motions that allowed the Debtors to operate their businesses in the ordinary course. Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim were enjoined.

On July 25, 2016 the Company entered into and filed a motion with the Bankruptcy Court to approve a commitment letter (the “Commitment Letter”) with a group of investors for the new issuance of 13.50% Convertible Senior Secured Second Lien Notes in the initial aggregate principal amount of $40.0 million (the “Convertible Second Lien Notes”).  The Bankruptcy Court approved the motion on August 4, 2016, which will allow the Company to submit a revised plan of organization to the Bankruptcy Court. The approval by the Bankruptcy Court of the Commitment Letter terminates the bid procedures that were previously approved by the Bankruptcy Court on July 1, 2016.

Commitment Letter

The Commitment Letter provides for the issuance of $40.0 million in Convertible Second Lien Notes that mature on the later of August 30, 2019 or six months after the maturity of the Exit Credit Facility. Interest on the Convertible Second Lien Notes will accrue at a rate of 13.50% per annum and be paid quarterly in cash or paid in kind by adding to the principal at the option of the issuer. The Convertible Second Lien Notes will convert at the option of the purchaser into a number of common shares equal to 15% of the common shares of the reorganized company. Upon closing, purchasers of the Convertible Second Lien Notes will also (i) be issued 10-year costless warrants for common stock equal to 20% of the common shares of the reorganized company, (ii) take a second priority lien on all assets of the reorganized company, and (iii) have the right to appoint two members to the Board of the reorganized company. A total of $20.0 million in proceeds from the issuance of the Convertible Second Lien Notes will go to repay amounts outstanding under the existing Senior Credit Facility and $20.0 million in proceeds will be used to fund the Company’s Haynesville Shale Trend drilling program.

Plan of Reorganization

The significant features of the Plan of Reorganization (the “Plan”) confirmed by the Bankruptcy Court are as follows:

1.

Each holder of an allowed priority claim (other than a priority tax claim or administrative claim) will receive either: (a) cash equal to the full allowed amount of its claim or (b) such other treatment as may otherwise be agreed to by such holder, the Debtors, the holders of at least 50% in principal amount of the Second Lien Notes (the “Majority Consenting Noteholders”), and the purchasers of the new Convertible Second Lien Notes (“New 2L Notes Purchasers”);

2.

Each holder of a secured claim (other than a priority tax claim, Senior Credit Facility claim, or Second Lien Notes claim) will receive, at the Debtors’ election and with the consent of the Majority Consenting Noteholders, either: (a) cash equal to the full allowed amount of its claim, (b) reinstatement of such holder’s claim, (c) the return or abandonment of the collateral securing such claim to such holder, or (d) such other treatment as may otherwise be agreed to by such holder, the Debtors, the Majority Consenting Noteholders, and the New 2L Notes Purchasers;

3.

The Senior Credit Facility claims were paid cash in an amount sufficient to reduce the Senior Credit Facility claims to a balance of $20.0 million while the remaining $20.0 million owed was refinanced into a new senior secured term loan credit facility;

4.

The Second Lien Notes claims were deemed allowed in the aggregate amount of $175.0 million of principal plus accrued and unpaid interest through the Petition Date.  Except to the extent a holder of a Second Lien Note claim agreed in writing to less favorable treatment, in full and final satisfaction, settlement, release, and discharge of, and in exchange for, each Second Lien Notes claim, each holder of a Second Lien Notes claims received their pro rata share of 98% of the new equity interests in the reorganized company (the “New Equity Interests”), subject to dilution on account of (i) the management incentive plan, (ii) the potential conversion of the Convertible Second Lien Notes, (iii) the warrants granted to the New 2L Notes Purchasers, and (iv) the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal to $230.0 million;

5.

Holders of unsecured notes claims will receive, pro rata with holders of other general unsecured claims, their pro rata share of the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal to $230.0 million plus its pro rata share of 2% of the New Equity Interests that are subject to dilution on account of (i) the management incentive plan, (ii) the potential conversion of the Convertible Second Lien Notes, (iii) the warrants granted to the New 2L Notes Purchasers, and (iv) the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal to $230.0 million;

6.

Holders of allowed general unsecured claims had the option to elect on their ballot to (a) receive, pro rata with holders of unsecured notes claims, its pro rata share of the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal to $230.0 million plus its pro rata share of 2% of the New Equity Interests that are subject to dilution on account of (i) the management incentive plan, (ii) the potential conversion of the Convertible Second Lien Notes, (iii) the warrants granted to the New 2L Notes Purchasers, and (iv) the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal to $230.0 million, or (b) treat its allowed general unsecured claim as a convenience class claim by releasing any claims in excess of $10,000;

7.

Holders of convenience class claims will receive either: (a) cash equal to the full allowed amount of such holder’s claim or (b) such lesser treatment as may otherwise be agreed to by such holder, the Debtors, the Majority Consenting Noteholders, and the New 2L Notes Purchasers;

8.

Equity interests in the Subsidiary were cancelled and extinguished without further notice to, approval of, or action by any entity, and each holder of an equity interest in the Subsidiary did not receive any distribution or retain any property on account of such equity interest in the Subsidiary; and equity interests in the Company were cancelled and extinguished without further notice to, approval of, or action by any entity, and each holder of an equity interest in the Company did not receive any distribution or retain any property on account of such equity interest in the Company.

Primary Operating Areas

Tuscaloosa Marine Shale Trend

We held approximately 235,000 gross (167,000 net) acres in the TMS as of September 30, 2016. As of September 30, 2016, we had 2 gross (1.7 net) TMS wells drilled and waiting on completion. Our net production volumes from our TMS wells represented approximately 33% of our total equivalent production on a Boe basis and approximately 100% of our total oil production for the third quarter of 2016.

Haynesville Shale Trend

Our development acreage in this trend is primarily centered in Angelina and Nacogdoches counties, Texas and DeSoto and Caddo parishes, Louisiana. We held approximately 52,000 gross (24,000 net) acres as of September 30, 2016 producing from and prospective for the Haynesville Shale Trend. Our net production volumes from our Haynesville Shale Trend wells represented approximately 65% of our total equivalent production on a Boe basis for the third quarter of 2016.

Eagle Ford Shale Trend

We closed the sale of our Eagle Ford Shale Trend proved reserves and a portion of the associated leasehold on September 4, 2015. We retained approximately 17,000 net acres of our undeveloped leasehold, all of which is prospective for future development or sale.

Results of Operations

For the three months ended September 30, 2016, we reported net loss applicable to common stock of $19.1 million, or $0.24 per basic and diluted share, on total revenue of $7.2 million as compared to a net loss applicable to common stock of $25.2 million, or $0.44 per basic and diluted share, on total revenue of $17.7 million for the three months ended September 30, 2015.

For the nine months ended September 30, 2016, we reported net loss applicable to common stock of $49.2 million, or $0.64 per basic and diluted share, on total revenue of $19.8 million as compared to net loss applicable to common stock of $92.8 million, or $1.70 per basic and diluted share, on total revenue of $67.9 million for the nine months ended September 30, 2015.

The items that had the most material financial effect on us in the three and nine months ended September 30, 2016 compared to the same periods in 2015 were revenues, depreciation, depletion and amortization and interest expense.  Revenues were down due to significantly lower realized oil and natural gas sales prices as well as lower oil, condensate and natural gas production volumes. The decreases reflected in depreciation, depletion and amortization were driven by lower rates resulting from substantial impairment charges recognized in the fourth quarter of 2015, the sale of our Eagle Ford Shale Trend properties in September 2015 and lower oil and natural gas production volumes. We recognized substantially lower interest expense during the three months ended September 30, 2016 as a direct result of our Bankruptcy Petitions filed on the Petition Date.

The following table reflects our summary operating information for the periods presented (in thousands except for price and volume data). Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except for price data)	2016	2015	Variance		2016	2015	Variance
Revenues:
Natural gas	$2,562	$3,428	$(866)	(25%)	$5,465	$11,803	$(6,338)	(54%)
Oil and condensate	4,689	14,688	(9,999)	(68%)	14,667	56,493	(41,826)	(74%)
Natural gas, oil and condensate	7,251	18,116	(10,865)	(60%)	20,132	68,296	(48,164)	(71%)
Operating revenues	7,243	17,729	(10,486)	(59%)	19,827	67,860	(48,033)	(71%)
Operating expenses	9,490	27,824	(18,334)	(66%)	31,499	102,303	(70,804)	(69%)
Operating loss	(2,247)	(10,095)	7,848	(78%)	(11,672)	(34,443)	22,771	(66%)
Net loss applicable to common stock	(19,102)	(25,226)	6,124	(24%)	(49,185)	(92,843)	43,658	(47%)
Net Production:
Natural gas (MMcf)	1,275	1,949	(674)	(35%)	4,211	6,279	(2,068)	(33%)
Oil and condensate (MBbls)	107	320	(213)	(67%)	376	1,137	(761)	(67%)
Total (MBoe)	319	645	(326)	(51%)	1,078	2,183	(1,105)	(51%)
Average daily production (Boe/d)	3,472	7,008	(3,536)	(50%)	3,933	7,997	(4,064)	(51%)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Variance		2016	2015	Variance
Average realized sales price per unit:
Natural gas (per Mcf)	$2.01	$1.76	$0.25	14%	$1.30	$1.88	$(0.58)	(31%)
Natural gas (per Mcf) including realized derivatives	2.01	1.76	0.25	14%	1.30	1.88	(0.58)	(31%)
Oil and condensate (per Bbl)	43.89	45.92	(2.03)	(4%)	39.02	49.70	(10.68)	(21%)
Oil and condensate (per Bbl) including realized derivatives	43.89	88.83	(44.94)	(51%)	39.02	83.11	(44.09)	(53%)
Average realized price (per Boe)	22.70	28.10	(5.40)	(19%)	18.68	31.28	(12.60)	(40%)

Revenues from Operations

Revenues from operations decreased by $10.5 million for the three months ended September 30, 2016 compared to the same period in 2015, reflecting the decline in oil and natural gas production volumes which decreased revenues by $11.0 million, lower average realized oil and condensate sales prices, which decreased revenue by $0.2 million, offset by higher average realized natural gas prices which increased revenues by $0.3 million. For the three months ended September 30, 2016, 65% of our oil and natural gas revenue was attributable to oil sales compared to 81% for the three months ended September 30, 2015. Approximately 39.6% of the production volume decrease for the three months ended September 30, 2016 resulted from the sale of our Eagle Ford Shale Trend properties in September 2015.

Revenues from operations decreased by $48.0 million for the nine months ended September 30, 2016 compared to the same period in 2015, reflecting lower average realized natural gas, oil and condensate sales prices, which decreased revenues by $6.5 million, while the decline in oil and natural gas production volumes decreased revenues by $41.7 million. For the nine months ended September 30, 2016, 73% of our oil and natural gas revenue was attributable to oil sales compared to 83% for the nine months ended September 30, 2015. Approximately 52.8% of the production volume decrease for the nine months ended September 30, 2016 resulted from the sale of our Eagle Ford Shale Trend properties in September 2015.

Operating Expenses

As described below, operating expenses decreased $18.3 million to $9.5 million in the three months ended September 30, 2016 and decreased $70.8 million to $31.5 million, in the nine months ended September 30, 2016, compared to the same periods in 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses (in thousands)	2016	2015	Variance		2016	2015	Variance
Lease operating expenses	$2,009	$3,937	$(1,928)	(49%)	$6,302	$13,017	$(6,715)	(52%)
Production and other taxes	944	1,263	(319)	(25%)	2,360	4,050	(1,690)	(42%)
Transportation and processing	360	1,447	(1,087)	(75%)	1,239	4,302	(3,063)	(71%)
Exploration	78	4,278	(4,200)	(98%)	564	14,398	(13,834)	(96%)

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses per Boe	2016	2015	Variance		2016	2015	Variance
Lease operating expenses	$6.29	$6.11	$0.18	3%	$5.85	$5.96	$(0.11)	(2%)
Production and other taxes	2.96	1.96	1.00	51%	2.19	1.85	0.34	18%
Transportation and processing	1.13	2.24	(1.11)	(50%)	1.15	1.97	(0.82)	(42%)
Exploration	0.25	6.64	(6.39)	(96%)	0.52	6.59	(6.07)	(92%)

Lease Operating Expense

Lease operating expense (“LOE”) during the three months ended September 30, 2016 decreased compared to the three months ended September 30, 2015. The decrease was the result of a $1.1 million decrease from our Eagle Ford Shale Trend properties that were sold in September 2015 and lower operating costs for our TMS properties. Workover expense in the third quarter of 2016 totaled $0.3 million which added $0.99 per Boe to unit expense compared to workover expense of $0.5 million in the third quarter of 2015 which added $0.75 per Boe to unit expense.

LOE during the nine months ended September 30, 2016 decreased compared to the nine months ended September 30, 2015. The decrease was the result of a $4.8 million decrease from our Eagle Ford Shale Trend properties that were sold in September 2015 and lower operating costs for our TMS properties. Workover expense for the nine months ended September 30, 2016 totaled $0.8 million which added $0.78 per Boe to unit expense compared to workover expense of $1.3 million for the same period in 2015 which added $0.59 per Boe to unit expense.

Production and Other Taxes

Production and other taxes for the three months ended September 30, 2016 included production tax of $0.3 million and ad valorem tax of $0.7 million. During the comparable period in 2015, production and other taxes included production tax of $0.6 million and ad valorem tax of $0.7 million.

Production and other taxes for the nine months ended September 30, 2016 included production tax of $0.8 million and ad valorem tax of $1.6 million. During the comparable period in 2015, production and other taxes included production tax of $2.0 million and ad valorem tax of $2.1 million.

Production and other taxes decreased during the three months ended September 30, 2016 due to lower crude oil prices and a decrease from our Eagle Ford Shale Trend properties that were sold in September 2015 partially offset by tax increases due to the expiration of the exemption on certain wells in Mississippi and Louisiana. The State of Mississippi has enacted an exemption from the existing 6% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which will be partially offset by a 1.3% local severance tax on such wells. The exemption is applicable until the earlier of (i) 30 months from the date of first sale of production or (ii) until payout of the well cost is achieved. The State of Louisiana has also enacted an exemption from the existing 12.5% severance tax for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) until payout of the well cost is achieved. The net revenues from our wells drilled in our TMS acreage in Southwestern Mississippi and Southeast Louisiana have been favorably impacted by these exemptions.

Transportation and Processing Expense

Transportation and processing expense decreased in the three and nine months ended September 30, 2016 compared to the same periods in 2015. The decrease is due to lower operated natural gas production, as our natural gas production incurs substantially all of our transportation and processing cost. The lower natural gas production is directly associated with the sale of our Eagle Ford Shale Trend properties in September 2015.

Exploration

The decrease in exploration expense for the three and nine months ended September 30, 2016 compared to the same periods in 2015 is attributable to a decrease in leasehold amortization costs related to non-cash lease expirations in our TMS, Haynesville Shale Trend and Eagle Ford Shale Trend acreage.

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses (in thousands)	2016	2015	Variance		2016	2015	Variance
Depreciation, depletion and amortization	$2,312	$21,819	$(19,507)	(89%)	$7,998	$61,052	$(53,054)	(87%)
Impairment	-	32,487	$(32,487)	(100%)	-	32,487	(32,487)	(100%)
General and administrative	3,790	5,352	(1,562)	(29%)	13,874	19,562	(5,688)	(29%)

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses per Boe	2016	2015	Variance		2016	2015	Variance
Depreciation, depletion and amortization	$7.24	$33.84	$(26.60)	(79%)	$7.42	$27.96	$(20.54)	(73%)
Impairment	-	50.39	$(50.39)	(100%)	-	14.88	(14.88)	(100%)
General and administrative	11.87	8.30	3.57	43%	12.87	8.96	3.91	44%

Depreciation, Depletion and Amortization (“DD&A”)

DD&A expense for the three and nine months ended September 30, 2016 decreased as compared to the same periods in 2015 primarily due to a significant decline in DD&A rates resulting from the substantial impairment charges recognized in the fourth quarter of 2015.

Impairment

We recorded no asset impairments in the three and nine months ended September 30, 2016 compared to $32.5 million of asset impairments recorded during the same periods in 2015. The reduction in asset impairments is due to relatively stable oil and natural gas prices during the nine months ended September 30, 2016 compared to the significant declines in oil and natural gas prices during the same period in 2015.

General and Administrative (“G&A”) Expense

G&A expense decreased in the three and nine months ended September 30, 2016 compared to the same periods in 2015. The decrease stems from lower compensation expense, professional fees and corporate governance costs. We have reduced our staff headcount by more than 50% from year-end 2014 levels.  The higher rate per Boe for the three and nine months ended September 30, 2016, reflects a 51% decline in oil and natural gas production during 2016, compared to 2015. Share-based compensation expense, which is a non-cash item, totaled $1.1 million for the three months ended September 30, 2016, a $0.3 million increase over the same period in 2015.  Share-based compensation expense totaled $3.3 million for the nine months ended September 30, 2016, a $1.4 million decrease over the same period in 2015.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
Other income (expense) (in thousands):	2016	2015	2016	2015
Interest expense	$(1,251)	$(15,583)	$(11,190)	$(42,447)
Gain (loss) on commodity derivatives not designated as hedges	—	7,882	30	6,338
Average funded borrowings adjusted for debt discount and accretion	$445,545	$636,166	$581,913	$625,877
Average funded borrowings	$439,053	$611,352	$584,044	$622,978

Interest Expense

Our interest expense decreased in the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily as a result of our Chapter 11 Cases. We ceased accruing interest on the Second Lien Notes and senior notes on the Petition Date.

Gain (loss) on Commodity Derivatives Not Designated as Hedges

Gain on commodity derivatives not designated as hedges for the nine months ended September 30, 2016 is comprised of an unrealized gain of $0.1 million, representing the change of the fair value of our natural gas derivative contracts. There were no oil or natural gas derivative contract settlements during the periods presented. The natural gas derivative contracts that were outstanding as of December 31, 2015 were terminated in April 2016 prior to their contractual expiration date of December 31, 2016, because the Bankruptcy Petitions filed by the Company on the Petition Date represented an event of default under the derivative agreements. All of our oil derivative contracts expired in December 2015.

Gain on derivatives not designated as hedges for the three months ended September 30, 2015 includes an unrealized loss of $5.8 million for the change of the fair value of our oil and natural gas derivative contracts and net cash receipts of $13.7 million on the settlement of our oil derivatives. There were no natural gas derivative contract settlements during the period. The unrealized loss consisted of a $6.1 million loss on our oil derivatives offset by a $0.3 million unrealized gain on our natural gas derivatives. The decrease in fair value of our oil derivative contracts reflects the realization of settled contracts and the gain on our natural gas derivatives reflects expiring contracts.

Gain on derivatives not designated as hedges for the nine months ended September 30, 2015 includes an unrealized loss of $31.7 million for the change of the fair value of our oil and natural gas derivative contracts and net cash receipts of $38.0 million on the settlement of our oil derivatives. There were no natural gas derivative contract settlements during the period. The unrealized loss consisted of a $0.5 million gain on our natural gas derivatives and a $32.2 million loss on our oil derivatives. The decrease in fair value of our oil derivative contracts reflects the realization of settled contracts and the gain on the natural gas derivative contracts reflects contracts that expired during 2015.

Restructuring

As a result of the our efforts to restructure the Company outside of bankruptcy during the first quarter of 2016 and the subsequent preparation involved in filing the Chapter 11 Cases, we incurred significant professional fees and other costs. Restructuring costs during the first and second quarters of 2016 totaled $4.3 million and $0.8 million, respectively. No restructuring costs were incurred during the third quarter of 2016.

Reorganization items, net

As a result of the filing of the Chapter 11 Cases, we have incurred and continue to incur significant professional fees and other costs in connection with the administration of the Chapter 11 Cases. Reorganization costs incurred for professional fees during the three and nine months ended September 30, 2016 totaled $6.7 million, and $8.9 million, respectively. In addition to the costs of professional fees, reorganization cost was affected by various non-cash adjustments to the carrying amounts of our Second Lien Notes and senior notes, including a $5.5 million charge for the unwinding of an embedded derivative related to the Second Lien Notes.  We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Chapter 11 Cases through the bankruptcy emergence date of October 12, 2016.

Income Tax Benefit

We recorded no income tax benefit for the three and nine months ended September 30, 2016. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of September 30, 2016.

Adjusted EBITDAX

Adjusted EBITDAX is a supplemental non-US GAAP financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as earnings before interest expense, income tax, DD&A, exploration expense, stock compensation expense and impairment of oil and natural gas properties. In calculating Adjusted EBITDAX, gains/losses on derivatives, less net cash received or paid in settlement of commodity derivatives, Restructuring expense and Reorganization items, net are excluded from Adjusted EBITDAX. Other excluded items include Interest income and other, Gain/loss on sale of assets, Gain/loss on early extinguishment of debt, and Other expense. Adjusted EBITDAX is not a measure of net income (loss) as determined by accounting principles generally accepted in the United States (“US GAAP”). Adjusted EBITDAX should not be considered an alternative to net income (loss), as defined by US GAAP. The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDAX to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDAX (in thousands)	2016	2015	2016	2015
Net loss (US GAAP)	$(13,986)	$(17,796)	$(37,948)	$(70,552)
Exploration expense	78	4,278	564	14,398
Depreciation, depletion and amortization	2,312	21,819	7,998	61,052
Impairment	—	32,487	—	32,487
Stock compensation expense	1,136	861	3,307	4,688
Interest expense	1,251	15,583	11,190	42,447
(Gain) loss on commodity derivatives not designated as hedges	—	(7,882)	(30)	(6,338)
Net cash received in settlement of derivative instruments	—	13,729	—	37,991
Restructuring	—	—	5,128	—
Reorganization items	10,488	—	10,046	—
Other items (1)	157	(42,759)	(739)	(46,565)
Adjusted EBITDAX	$1,436	$20,320	$(484)	$69,608

(1)	Other items include interest income, gain on sale of assets, and other expense.

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

Liquidity and Capital Resources

Overview

Our primary sources of cash during the third quarter of 2016 were cash on hand and cash from operating activities. We used cash primarily to fund capital expenditures, pay reorganization professional fees and pay interest due on the Senior Credit Facility. We plan to fund our operations, capital expenditures, and upon emergence from bankruptcy, pay down our Exit Credit Facility (as defined below) for the remainder of 2016 through a combination of cash on hand, cash from operating activities and from cash proceeds upon the issuance of the new Convertible Second Lien Notes in the initial aggregate principal amount of $40.0 million.

We had in place a Senior Credit Facility with a syndicate of U.S. and international lenders. As of September 30, 2016, we had a $20.0 million borrowing base with $40.0 million in outstanding borrowings and $6.5 million of cash. The borrowing base was reduced to $20.0 million on April 1, 2016. As a result of such borrowing base reduction, the Company had a borrowing base deficiency of $20.0 million. Furthermore, the commencement of the Chapter 11 Cases on April 15, 2016 constituted an event of default under the Senior Credit Facility.

Pursuant to our plan of reorganization, we paid down the Senior Credit Facility to the $20.0 million borrowing base and entered into an Exit Credit Agreement (the “Exit Credit Agreement”) with the Subsidiary, as borrower (the “Borrower”), and Wells Fargo Bank, National Association, as administrative agent, and certain other lenders party thereto. Pursuant to the Exit Credit Agreement, the lenders party thereto have agreed to provide us with a $20.0 million senior secured term loan credit facility (the “Exit Credit Facility”), with an outstanding principal amount of $20.0 million.

Since filing the Bankruptcy Petitions, our principal sources of liquidity have been limited to cash flow from operations and cash on hand. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with the administration of the Chapter 11 Cases until our emergence from bankruptcy on October 12, 2016. We anticipate that we will continue to pay significant professional fee costs related to the Chapter 11 Cases.

Outlook and Capital Resources

Due to our emergence from bankruptcy and the infusion of new capital, we believe our cash flow from operations and cash on hand will be adequate to meet the operating costs of our existing business; however, our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time. If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to continue to delay or even eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or seek to sell some or all of our assets. If we are unsuccessful in developing reserves and adding production through our capital spending program for a prolonged period or our cost-cutting efforts are too overreaching, the value of our oil and natural gas properties, our financial condition and results of operations could be adversely affected.

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Nine Months Ended September 30,
	2016	2015	Variance
Cash flow statement information:
Net cash:
Used in operating activities	$(14,152)	$(11,859)	$(2,293)
Used in investing activities	(3,206)	(9,147)	5,941
Provided by financing activities	12,075	25,023	(12,948)
Increase (decrease) in cash and cash equivalents	$(5,283)	$4,017	$(9,300)

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash used in operating activities for the nine months ended September 30, 2016 was $14.2 million, an increase of $2.3 million from the nine months ended September 30, 2015. Operating cash flows before working capital changes decreased $59.6 million for the nine months ended September 30, 2016 compared to the same period in 2015 reflecting lower commodity prices and the absence of cash flows from our Eagle Ford Shale Trend properties that we sold in September 2015.  The change in working capital for the nine months ended September 30, 2016 reflects the use of $37.4 million of cash resulting from the winding down of our drilling activity compared to the same period in 2015.

Investing activities: Net cash used in investing activities was $3.2 million for the nine months ended September 30, 2016, compared to $9.1 million for the nine months ended September 30, 2015. While we recorded capital expenditures of approximately $1.7 million in the three months ended September 30, 2016, we paid out cash amounts totaling $3.5 million in the nine months ended September 30, 2016. The difference is attributed to $0.9 million accrued at December 31, 2015 and paid in the nine months ended September 30, 2016 offset by $0.2 million in drilling and completion costs accrued at September 30, 2016. Capital expenditures in the first nine months of 2016 were offset by the receipt of $0.3 million in net proceeds, primarily from the sale of our Eagle Ford Shale Trend assets in September 2015.

Financing activities: Net cash provided in financing activities for the nine months ended September 30, 2016 consisted of $13.0 million of proceeds from borrowings under the Senior Credit Facility partially offset by $0.8 million of make-whole premiums paid on our 2032 Exchange Notes that were converted to common stock during the first quarter of 2016 and $0.1 million of debt issuance cost. We had $40.0 million in borrowings outstanding under our Senior Credit Facility as of September 30, 2016. For the nine months ended September 30, 2015, net cash provided in financing activities consisted of net proceeds from the issuance of our 8.0% Second Lien Notes of $100.0 million and net proceeds from the sale of common stock of $47.5 million, partially offset by net repayments of borrowings under the Senior Credit Facility of $103.5 million, preferred stock dividends of $14.9 million and debt issuance cost of $3.6 million.

Debt consisted of the following balances as of the dates indicated (in thousands):

	September 30, 2016			December 31, 2015
	Principal	Carrying Amount (4)	Fair Value (1)	Principal	Carrying Amount (4)	Fair Value (1)
Senior Credit Facility	$40,369	$39,748	$40,369	$27,000	$25,387	$27,000
8.0% Second Lien Senior Secured Notes due 2018 (2) (5)	100,000	—	1,440	100,000	87,529	14,512
8.875% Second Lien Senior Secured Notes due 2018 (5)	75,000	—	1,080	75,000	91,364	7,586
8.875% Senior Notes due 2019 (5)	116,828	—	—	116,828	115,599	9,346
3.25% Convertible Senior Notes due 2026 (5)	429	—	—	429	429	64
5.0% Convertible Senior Notes due 2029 (5)	6,692	—	—	6,692	6,692	67
5.0% Convertible Senior Notes due 2032 (3) (5)	99,238	—	—	98,664	95,882	6,923
5.0% Convertible Exchange Senior Notes due 2032 (5)	6,305	—	—	26,849	42,625	26,649
Total debt	$444,861	$39,748	$42,889	$451,462	$465,507	$92,147

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

(2)

The debt discount was being amortized using the effective interest rate method based upon a two and a half year term through September 1, 2017, the first repurchase date applicable to the 8.0% Second Lien Notes. The $13.1 million debt discount that existed when the Bankruptcy Petitions were filed on the Petition Date was written off to Reorganization items, net during the second quarter of 2016. The debt discount was $17.0 million on December 31, 2015.

(3)

The debt discount was being amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The $1.7 million debt discount that existed when the Bankruptcy Petitions were filed on the Petition Date was written off to Reorganization items, net during the second quarter of 2016. The debt discount was $2.0 million on December 31, 2015.

(4)

The carrying amount of debt is net of deferred loan costs of $0.6 million and $5.1 million as of September 30, 2016 and December 31, 2015, respectively. Deferred financing costs are and were amortized using the straight-line method through the contractual maturity dates for the Senior Credit Facility and 2019 Notes, through the first put date of September 1, 2017 for the 8.0% Second Lien Notes and through the first put date of October 1, 2017 for the 2032 Notes. The $3.0 million of deferred loan costs for the 2019 Notes, 8.0% Second Lien Notes and 2032 Notes that existed when the Bankruptcy Petitions were filed on the Petition Date was written off to Reorganization items, net during the second quarter of 2016.

(5)	Classified as Liability subject to compromise on the Consolidated Balance Sheets as of September 30, 2016.

For additional information on our financing activities, see Note 3 – “Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2015, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the nine months ended September 30, 2016.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Our primary market risks are attributable to fluctuations in commodity prices and interest rates. These fluctuations can affect revenues and cash flow from operating, investing and financing activities. Our risk-management policies provide for the use of derivative instruments to manage these risks. The types of derivative instruments we utilize include futures, swaps, options and fixed-price physical-delivery contracts. The volume of commodity derivative instruments we utilize may vary from year to year and is governed by risk-management policies with levels of authority delegated by our Board. Both exchange and over-the-counter traded commodity derivative instruments may be subject to margin deposit requirements, and we may be required from time to time to deposit cash or provide letters of credit with exchange brokers or its counterparties in order to satisfy these margin requirements.

For information regarding our accounting policies and additional information related to our derivative and financial instruments, see Note 1—“Description of Business and Significant Accounting Policies”, Note 3—“Debt” and Note 6—“Commodity Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Commodity Price Risk

Our most significant market risk relates to fluctuations in crude oil and natural gas prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash write-down of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. As of December 31, 2015, we no longer had any oil derivative contracts in place. The natural gas derivative contracts that were outstanding as of December 31, 2015 were terminated in April 2016 prior to their contractual expiration date of December 31, 2016, because the Bankruptcy Petitions filed by the Company on the Petition Date represented an event of default under the derivative agreements. Given the current oil futures pricing, we currently have limited hedging opportunities; as a result, we do not anticipate having in place any derivative positions with respect to our 2016 anticipated oil and condensate sales volumes and thus expect further deteriorating realized sale prices if oil prices do not improve.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Interim Chief Financial Officer, based upon their evaluation as of September 30, 2016, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

As of September 30, 2016, we did not have any material outstanding and pending litigation.

Item 1A—Risk Factors

In addition to the risk factors below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ending March 31, 2016 and June 30, 2016, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or future results.

We recently emerged from bankruptcy, which could adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our recent emergence from the Chapter 11 Cases could adversely affect our business and relationships with customers, employees and suppliers. Due to uncertainties, many risks exist, including the following:

•	key suppliers could terminate their relationship or require financial assurances or enhanced performance;

•	the ability to renew existing contracts and compete for new business may be adversely affected;

•	the ability to attract, motivate and/or retain key executives and employees may be adversely affected;

•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and

•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of our plan of reorganization and the transactions contemplated thereby and our adoption of fresh start accounting.

In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the plan of reorganization, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the plan of reorganization and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results will likely vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

In addition, upon our emergence from bankruptcy, we will adopt fresh start accounting. Accordingly, our future financial conditions and results of operations may not be comparable to the financial condition or results of operations reflected in the Company’s historical financial statements. The lack of comparable historical financial information may discourage investors from purchasing our common stock.

There is a limited trading market for our securities and the market price of our securities is subject to volatility.

Upon our emergence from bankruptcy, our old common stock was cancelled and we issued new common stock. Our common stock is not listed on any national or regional securities exchange or quoted on any over-the-counter market. The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our new capital structure as a result of the transactions contemplated by the plan of reorganization, our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the concentration of holdings of our common stock, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Part II, Item 1A of this Quarterly Report on Form 10-Q. No assurance can be given that an active market will develop for the common stock or as to the liquidity of the trading market for the common stock. The common stock may be traded only infrequently in transactions arranged through brokers or otherwise, and reliable market quotations may not be available. Holders of our common stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our common stock, or the expectation of these sales, could materially and adversely affect the market price of our common stock.

The Company intends to be quoted on one of the over-the-counter markets in anticipation of later joining a national exchange. However, no assurances can be given regarding the Company’s ability to do so in a timely manner or at all.

Upon our emergence from bankruptcy, the composition of our Board changed significantly.

Pursuant to our plan of reorganization, the composition of the Board changed significantly. Upon emergence, the Board is now made up of seven directors, of which five have not previously served on the Board. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine the future of the Company. There is no guarantee that the new Board will pursue, or will pursue in the same manner, our current strategic plans. As a result, the future strategy and plans of the Company may differ materially from those of the past.

The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from bankruptcy.

The success of our business depends on key personnel. The ability to attract and retain these key personnel may be difficult in light of our emergence from bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

Funds associated with the Majority Second Lien Noteholders (as defined in the Plan) currently own approximately 68%, of our outstanding common stock. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. Furthermore, pursuant to our Second Amended and Restated Certificate of Incorporation (the “Charter”), the Majority Second Lien Noteholders have the continuing right to nominate three members of the Board, subject to conditions on share ownership. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

We do not expect to pay dividends in the near future.

We do not anticipate that cash dividends or other distributions will be paid with respect to our common stock in the foreseeable future. In addition, restrictive covenants in certain debt instruments to which we are, or may be, a party, may limit our ability to pay dividends or for us to receive dividends from our operating companies, any of which may negatively impact the trading price of our common stock.

Certain provisions of our Charter and our Bylaws may make it difficult for stockholders to change the composition of our Board and may discourage, delay or prevent a merger or acquisition that some stockholders may consider beneficial.

Certain provisions of our Charter and our Second Amended and Restated Bylaws (the “Bylaws”) may have the effect of delaying or preventing changes in control if our Board determines that such changes in control are not in the best interests of the Company and our stockholders. The provisions in our Charter and Bylaws include, among other things, those that:

•	provide for a classified board of directors;

•	authorize our Board to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•	establish advance notice procedures for nominating directors or presenting matters at stockholder meetings; and

•	limit the persons who may call special meetings of stockholders.

While these provisions have the effect of encouraging persons seeking to acquire control of the Company to negotiate with our Board, they could enable the Board to hinder or frustrate a transaction that some, or a majority, of the stockholders may believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management.

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

We may be unable to maintain compliance with the financial maintenance or other covenants in the Exit Credit Facility, which could result in an event of default under the Exit Credit Agreement that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

Under the Exit Credit Facility, the Company and the Subsidiary are required to maintain certain financial covenants including the maintenance of (i) a Total Proved Asset Coverage Ratio (as defined in the Exit Credit Agreement) not to be less than 1.50 to 1.00 initially, and increasing to 2.00 to 1.00 or after December 31, 2018, (ii)  Secured Debt Asset Coverage Ratio (as defined in the Exit Credit Agreement) not to be less than 1.10 to 1.00 initially, and increasing to 1.35 to 1.00 and 1.50 to 1.00 after March 31, 2017 and September 30, 2017, respectively, in the case of clauses (i) and (ii), to be determined as of January 1 and July 1 each year and as of the date of any Material Acquisition (as defined in the Exit Credit Agreement) or Material Disposition (as defined in the Exit Credit Agreement), (iii) commencing with the fiscal quarter ending March 31, 2018, a ratio of Debt (as defined in the Exit Credit Agreement) as of the end of each fiscal quarter to EBITDAX for the twelve months ending on the last day of such fiscal quarter, not to exceed 4.00 to 1.00, (iv) limitations on Consolidated Cash Balance (as defined in the Exit Credit Agreement), (v) limitations on general and administrative expenses and (vi) minimum liquidity requirements.

The Exit Credit Facility also contains certain covenants which, among other things, and subject to certain exceptions, restrict the Company’s and certain of its subsidiaries’ ability to incur additional debt or liens, pay dividends, repurchase equity interests, prepay other indebtedness, sell, transfer, lease or dispose of assets, and make investments in or merge with another company.

If the Company were to violate any of the covenants under the Exit Credit Facility and were unable to obtain a waiver, it would be considered a default after the expiration of any applicable grace period. If the Company were in default under the Exit Credit Facility, then the lenders thereunder may exercise remedies in accordance with the terms thereof, including declaring all outstanding borrowings immediately due and payable. This could adversely affect our operations and our ability to satisfy our obligations as they come due.

Restrictive covenants in our Credit Facilities may restrict our ability to pursue our business strategies.

The Exit Credit Facility limits our ability, among other things, to:

•	incur additional indebtedness;
•	incur additional liens;
•	pay dividends or make other distributions;
•	make investments;
•	sell or discount of receivables;
•	enter into mergers;
•	sell properties;
•	terminate swap agreements;
•	enter into transactions with affiliates;
•	maintain gas imbalances;
•	enter into take-or-pay contracts or make other prepayments;
•	enter into swap agreements; and
•	make capital expenditures.

The Exit Credit Facility also requires us to comply with certain financial maintenance covenants as discussed above.

A breach of any of these restrictive covenants could result in a default under the Exit Credit Facility. If a default occurs, the lenders may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay our indebtedness when due or declared due, the lenders thereunder will also have the right to proceed against the collateral pledged to them to secure the indebtedness.

The exercise of all or any number of outstanding warrants or the issuance of stock-based awards may dilute your holding of shares of our common stock.

As of the date of filing this Quarterly Report, we have outstanding (i) costless warrants granted to the New 2L Notes Purchasers representing 2.5 million shares of our common stock, (ii)  out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal to $230.0 million and (iii) 273,098 restricted stock awards. In addition, we have as of the date of this Quarterly Report, 271,740 shares of our common stock reserved for future issuance under our management incentive plan. The exercise of equity awards, including any stock options that we may grant in the future, and warrants, and the sale of shares of our common stock underlying any such options or the warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the warrants and any stock options that may be granted or issued pursuant to the warrants in the future.

Item 6—Exhibits

2.1

First Amended Joint Chapter 11 Plan of Reorganization of Goodrich Petroleum Corporation and its subsidiary,

Goodrich Petroleum Company L.L.C., dated August 12, 2016 (Incorporated by reference to Exhibit 2.1 of the Company’s  Form 8-K (File No. 001-12719) filed on October 3, 2016).

3.1

Second Amended and Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated October 12, 2016, (Incorporated by reference to Exhibit 4.1 of the Company’s  Registration Statement on Form S-8 (File No. 333-214080) filed on October 12, 2016).

3.2

Second Amended and Restated Bylaws of Goodrich Petroleum Corporation, dated October 12, 2016, (Incorporated by reference to Exhibit 4.2 of the Company’s  Registration Statement on Form S-8 (File No. 333-214080) filed on October 12, 2016).

3.3

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

3.7

Certificate of Amendment of Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated May 29, 2015 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on June 4, 2015).

3.8	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2(i) of the Company’s Form 8-K (File No. 001-12719) filed on February 19, 2008).
3.9

Certificate of Designation of 5.375% Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (File No. 001-12719) filed on December 22, 2005).

3.10

Certificate of Designation with respect to the 10.00% Series C Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on April 10, 2013).

3.11

Certificate of Designation with respect to the 9.75% Series D Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on August 19, 2013).

3.12

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

4.8

Indenture, dated October 12, 2016, by and between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as the Subsidiary Guarantor, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 13.50% Convertible Second Lien Senior Secured Notes due 2019. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 14, 2016).

4.9

Exit Credit Agreement, dated October 12, 2016, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 14, 2016).

10.1

Commitment Letter, dated July 25, 2016, among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., Shenkman Capital Management, Inc., CVC Capital Partners, J.P. Morgan Securities LLC and Franklin Advisers, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s  Form 8-K (File No. 001-12719) filed on July 29, 2016).

10.2 *	First Amendment to the Amended and Restated Severance Agreement dated October 11, 2016 between Goodrich Petroleum Corporation and Walter G. Goodrich.
10.3 *	First Amendment to the Amended and Restated Severance Agreement dated October 11, 2016 between Goodrich Petroleum Corporation and Robert C. Turnham, Jr.
10.4 *	First Amendment to the Amended and Restated Severance Agreement dated October 11, 2016 between Goodrich Petroleum Corporation and Mark E. Ferchau.
99.1

Findings of Fact, Conclusions of Law and Order Confirming the First Amended Joint Chapter 11 Plan of Reorganization of Goodrich Petroleum Corporation and its subsidiary, Goodrich Petroleum Company, L.L.C. as entered by the Bankruptcy Court on September 28, 2016 (Incorporated by reference to Exhibit 99.1of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 3, 2016).

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

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: November 9, 2016	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: November 9, 2016	By:	/S/ Robert T. Barker
Robert T. Barker
Vice President, Controller, Chief Accounting Officer and Interim Chief Financial Officer