Form 10-K
period 2016-12-31
GOODRICH PETROLEUM CORP
filed 2017-03-03
CIK 943861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-12719

GOODRICH PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	76-0466193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
801 Louisiana, Suite 700 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (713) 780-9494
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	OTC Marketplace
(Title of Each Class)	(Name of Each Exchange)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock, par value $0.20 per share, held by non-affiliates (based upon the closing sales price on the OTC Market on June 30, 2016, the last business day of the Predecessor registrant’s most recently completed second fiscal quarter) was approximately $2.3 million. The number of shares of the Successor registrant’s common stock par value $0.01 per share, outstanding as of February 24, 2017 was 9,108,826.
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X   No

Documents Incorporated By Reference:
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of stockholders, or will be included in an amendment to this Annual Report on Form 10-K.

GOODRICH PETROLEUM CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
December 31, 2016

PART I

Items 1. and 2.	Business and Properties
General
Goodrich Petroleum Corporation, a Delaware corporation (together with its subsidiary, “we,” “our,” or “the Company”) formed in 1995, is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend, (ii) Southwest Mississippi and Southeast Louisiana which includes the Tuscaloosa Marine Shale Trend (“TMS”), and (iii) South Texas, which includes the Eagle Ford Shale Trend. We own interests in 156 producing oil and natural gas wells located in 39 fields in eight states. At December 31, 2016, we had estimated proved reserves of approximately 303 Bcfe, comprised of 286 Bcf of natural gas and 2.8 MMBbls of oil and condensate.
We operate as one segment as each of our operating areas have similar economic characteristics and each meet the criteria for aggregation as defined by accounting standards related to disclosures about segments of an enterprise.
Voluntary Reorganization under Chapter 11 of the Bankruptcy Code
On April 15, 2016 (the “Petition Date”), we and our subsidiary Goodrich Petroleum Company, L.L.C. (the “Subsidiary”, and together with us, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions” and, the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), to pursue a Chapter 11 plan of reorganization. The Company filed a motion with the Bankruptcy Court seeking joint administration of the Chapter 11 Cases under the caption In re Goodrich Petroleum Corporation, et al. (Case No. 16-31975). The Debtors received Bankruptcy Court confirmation of their joint plan of reorganization on September 28, 2016 and subsequently emerged from bankruptcy on October 12, 2016. Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession for the entire quarter ended September 30, 2016. As such, aspects of the Company’s bankruptcy proceedings and related matters are described below in order to provide context and explain a part of our financial condition and results of operations for the period presented. The Company is accounting for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations”. The Company filed a series of first day motions with the Bankruptcy Court that allowed it to continue to conduct business without interruption. These motions were designed primarily to minimize the impact on the Company’s operations, customers and employees.
Prior to filing the Chapter 11 Cases, on March 28, 2016, the Company entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain holders of the Company’s 8.0% Second Lien Senior Secured Notes due 2018 (the “8.0% Second Lien Notes”) and 8.875% Second Lien Senior Secured Notes due 2018 (the “8.875% Second Lien Notes” and together with the 8.0% Second Lien Notes, the “Second Lien Notes”). The Restructuring Support Agreement set forth, subject to certain conditions, the commitment to and obligations of, on the one hand, the Debtors, and on the other hand, the certain holders, in connection with the restructuring of the Company’s Second Lien Notes, 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”), 5.0% Convertible Senior Notes due 2029 (the “2029 Notes”), 5.0% Convertible Senior Notes due 2032 (the “2032 Notes”), 5.0% Convertible Exchange Senior Notes due 2032 (the “2032 Exchange Notes”), 8.875% Senior Notes due 2019 (“the 2019 Notes”), 5.375% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), 10% Series C Cumulative Preferred Stock (“Series C Preferred Stock”), 9.75% Series D Cumulative Preferred Stock (“Series D Preferred Stock”), 10% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) and the Company’s common stock, par value $0.20 per share, pursuant to the Company’s Joint Prepackaged Plan of Reorganization filed under Chapter 11 of the United States Bankruptcy Code on the Petition Date. On May 21, 2016, the Restructuring Support Agreement was terminated automatically pursuant to its terms as an Assumption Order approving the Restructuring Support Agreement was not entered by the Bankruptcy Court within thirty-five days of the Petition Date. See discussion on the Company’s Joint Prepackaged Plan of Reorganization below.
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

On July 25, 2016 the Company entered into and filed a motion with the Bankruptcy Court to approve a commitment letter (the “Commitment Letter”) with a group of investors for the new issuance of 13.50% Convertible Second Lien Senior Secured Notes in the initial aggregate principal amount of $40.0 million (the “Convertible Second Lien Notes”). The Bankruptcy Court approved the motion on August 4, 2016 which allowed the Company to submit a revised plan of organization to the Bankruptcy Court. The approval by the Bankruptcy Court of the Commitment Letter terminated the bid procedures that were previously approved by the Bankruptcy Court on July 1, 2016.
Commitment Letter
The Commitment Letter provided for the issuance of $40.0 million in Convertible Second Lien Notes that mature on the later of August 30, 2019 or six months after the maturity of the Exit Credit Agreement (including all amendments, the “Exit Credit Facility”). Interest on the Convertible Second Lien Notes will accrue at a rate of 13.50% per annum and be paid quarterly in cash or paid in kind by adding to the principal at the option of the issuer. The Convertible Second Lien Notes will convert at the option of the purchaser into a number of common shares equal to 15% of the common shares of the reorganized company. Upon closing, purchasers of the Convertible Second Lien Notes (i)were issued 10-year costless warrants for common stock equal to 20% of the common shares of the reorganized company, (ii) took a second priority lien on all assets of the reorganized company, and (iii) received the right to appoint two members to the Board of Directors (the “Board”) of the reorganized company. A total of $20.0 million in proceeds from the issuance of the Convertible Second Lien Notes were used to repay amounts outstanding under the existing Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) and $20.0 million in proceeds will be used to fund the Company’s Haynesville Shale Trend drilling program.
Plan of Reorganization
The significant features of the Plan of Reorganization (the “Plan of Reorganization”) confirmed by the Bankruptcy Court are as follows:

1.
Each holder of an allowed priority claim (other than a priority tax claim or administrative claim) received either: (a) cash equal to the full allowed amount of its claim or (b) such other treatment as may otherwise be agreed to by such holder, the Debtors, the holders of at least 50% in principal amount of the Second Lien Notes (the “Majority Consenting Noteholders”), and the purchasers of the new Convertible Second Lien Notes (“New 2L Notes Purchasers”);

2.
Each holder of a secured claim (other than a priority tax claim, Senior Credit Facility claim, or Second Lien Notes claim) received, at the Debtors’ election and with the consent of the Majority Consenting Noteholders, either: (a) cash equal to the full allowed amount of its claim, (b) reinstatement of such holder’s claim, (c) the return or abandonment of the collateral securing such claim to such holder, or (d) such other treatment as may otherwise be agreed to by such holder, the Debtors, the Majority Consenting Noteholders, and the New 2L Notes Purchasers;

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

5.
Holders of unsecured notes claims received, pro rata with holders of other general unsecured claims, their pro rata share of the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal to $230.0 million; plus its pro rata share of 2% of the New Equity Interests that are subject to dilution on account of (i) the management incentive plan, (ii) the potential conversion of the Convertible Second Lien Notes, (iii) the warrants granted to the New 2L Notes Purchasers, and (iv) the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal of $230.0 million;

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

7.
Holders of convenience class claims received either: (a) cash equal to the full allowed amount of such holder’s claim or (b) such lesser treatment as may otherwise be agreed to by such holder, the Debtors, the Majority Consenting Noteholders and the New 2L Notes Purchasers;

8.
Equity interests in the Subsidiary were canceled and extinguished without further notice to, approval of, or action by any entity, and each holder of an equity interest in the Subsidiary did not receive any distribution or retain any property on account of such equity interest in the Subsidiary. Equity interests in the Company were canceled and extinguished without further notice to, approval of, or action by any entity, and each holder of an equity interest in the Company did not receive any distribution or retain any property on account of such equity interest in the Company.

The Company's Plan of Reorganization was confirmed by the Bankruptcy Court on September 28, 2016 and we emerged from bankruptcy on October 12, 2016 (the "Effective Date").

All references made to “Successor” or “Successor Company” relate to Goodrich on and subsequent to the Effective Date. References to the “Successor 2016 Period” relate to the period from October 13, 2016 to December 31, 2016. References to “Predecessor” or “Predecessor Company” refer to Goodrich prior to the Effective Date. References to the “Predecessor 2016 Period” relate to the period from January 1, 2016 to October 12, 2016.
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

Oil and Natural Gas Operations and Properties
As of December 31, 2016, nearly all of our proved oil and natural gas reserves were located in Louisiana, Texas and Mississippi. We spent substantially all of our 2016 capital expenditures of $6.3 million in these areas, with $1.5 million, or 24%, spent on the TMS and $4.1 million, or 65% spent on the Haynesville Shale Trend. Our total capital expenditures, including accrued costs for services performed during 2016, consisted of $5.8 million for drilling and completion costs, and $0.5 million for leasehold acquisitions and extensions.
Beginning in the second half of 2014, commodity prices, particularly oil, began to decline sharply. The decline became precipitous late in the fourth quarter of 2014 and into 2016.  The duration and significant magnitude of this price decline has materially and adversely impacted our results of operations and led to substantial changes in our operating and drilling programs for 2016. As a result, during 2016, we focused on managing our balance sheet to reduce leverage and preserve liquidity during this low commodity price environment.

NORTHWEST LOUISIANA:
Haynesville Shale Trend
MISSISSIPPI
TEXAS
LOUISIANA
LOUISIANA AND MISSISSIPPI:
Tuscaloosa Marine Shale
SOUTH TEXAS:
Eagle Ford Shale Trend
EAST TEXAS: Haynesville Shale
Shelby Trough/Angelina River Trend

The table below details our acreage positions, average working interest and producing wells as of December 31, 2016.

			Average Producing Well Working Interest	Producing wells at December 31, 2016
	Acreage As of December 31, 2016
Field or Area	Gross	Net
Tuscaloosa Marine Shale Trend	215,077	155,682	65%	38
Haynesville Shale Trend	47,731	23,345	35%	89
Eagle Ford Shale Trend	32,430	14,148	—	—
Other	33,125	7,492	17%	29

Haynesville Shale Trend
As of December 31, 2016, we have acquired or farmed-in leases totaling approximately 47,700 gross (23,300 net) acres in the Haynesville Shale Trend. During 2016, we added 2 gross (.35 net) wells to production in the Chesapeake operated portion of our acreage position. Our Haynesville Shale Trend drilling activities are located in leasehold areas in East Texas and Northwest Louisiana.
Tuscaloosa Marine Shale Trend
As of December 31, 2016, we have acquired approximately 215,100 gross (155,700 net) lease acres in the TMS, an oil shale play in Southwest Mississippi and Southeast Louisiana. During 2016, we did not conduct any drilling operations and did not add any wells to production. As of December 31, 2016, we had 2 wells waiting on completion operations.
Eagle Ford Shale Trend
As of December 31, 2016, we have acquired or farmed-in leases totaling approximately 32,400 gross (14,100 net) lease acres. As part of our efforts in 2015 to reduce leverage and preserve liquidity, we sold all of our proved reserves in the Eagle Ford Shale Trend and a portion of the associated leasehold. We closed the Eagle Ford Shale Trend sale on September 4, 2015.
Other
As of December 31, 2016, we maintained ownership interests in acreage and/or wells in several additional fields.
See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information on our recent operations in the TMS, Haynesville Shale Trend and Eagle Ford Shale Trend.

Oil and Natural Gas Reserves
The following tables set forth summary information with respect to our proved reserves as of December 31, 2016 and 2015, as estimated by Netherland, Sewell & Associates, Inc. (“NSAI”) and by Ryder Scott Company (“RSC”) our independent reserve engineers. All of our proved reserves estimates are independently prepared by NSAI and RSC. NSAI prepared the estimates on all our proved reserves as of December 31, 2016 on properties other than those located in the TMS. RSC prepared the estimate of proved reserves as of December 31, 2016 for our TMS properties. Copies of the summary reserve reports of NSAI and RSC as of December 31, 2016 are included as exhibits to this Annual Report on Form 10-K. For additional information see Supplemental Information “Oil and Natural Gas Producing Activities (Unaudited)” to our consolidated financial statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Proved undeveloped reserves were not included in our December 31, 2015 reserve estimates as the sustained decline in oil and natural gas prices raised substantial doubt at the time, about our ability to continue as a going concern and our ability to adequately finance the development of proved undeveloped reserves in the future.
Net proved reserves and the PV10 estimates at December 31, 2016 below, were calculated using flat, twelve month average commodity prices of $42.75 per barrel and $2.48 per Mmbtu.

	Proved Reserves at December 31, 2016
	Developed Producing	Developed Non-Producing	Undeveloped	Total
	(dollars in thousands)
Net Proved Reserves:
Oil (MBbls) (1)	1,988	827	—	2,815
Natural Gas (Mmcf)	23,277	4,266	258,495	286,038
Mcf Natural Gas Equivalent (Mcfe) (2)	35,207	9,225	258,495	302,927
Estimated Future Net Cash Flows				$159,824
PV-10 (3)				$57,086
Discounted Future Income Taxes				(164)
Standardized Measure of Discounted Net Cash Flows (3)				$56,922

	Proved Reserves at December 31, 2015
	Developed Producing	Developed Non-Producing	Undeveloped	Total
	(dollars in thousands)
Net Proved Reserves:
Oil (MBbls) (1)	3,184	650	—	3,834
Natural Gas (Mmcf)	29,633	2,218	—	31,851
Mcf Natural Gas Equivalent (Mcfe) (2)	48,737	6,118	—	54,855
Estimated Future Net Cash Flows				$94,811
PV-10 (3)				$69,895
Discounted Future Income Taxes				—
Standardized Measure of Discounted Net Cash Flows (3)				$69,895

(1)	Includes condensate.

(2)	Based on ratio of six Mcf of natural gas per Bbl of oil and per Bbl of NGLs.

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

(4)	The following table presents our reserves by targeted geologic formation in Mmcfe.

	December 31, 2016
Area	Proved Developed	Proved Undeveloped	Proved Reserves	% of Total
Tuscaloosa Marine Shale Trend	16,796	—	16,796	6%
Haynesville Shale Trend	27,260	258,495	285,755	94%
Other	376	—	376	—%
Total	44,432	258,495	302,927	100%

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
In accordance with the guidelines of the SEC, our independent reserve engineers’ estimates of future net revenues from our estimated proved reserves, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period of January 2016 through December 2016, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. For reserves at December 31, 2016, the average twelve month prices used were $2.48 per MMBtu of natural gas and $42.75 per Bbl of crude. These prices do not include the impact of hedging transactions, nor do they include the adjustments that are made for applicable transportation and quality differentials, and price differentials between natural gas liquids and oil, which are deducted from or added to the index prices on a well by well basis in estimating our proved reserves and related future net revenues.
Our proved reserve information as of December 31, 2016 included in this Annual Report on Form 10-K was estimated by our independent petroleum engineers, NSAI and RSC, in accordance with petroleum engineering and evaluation principles and definitions and guidelines set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserve Information promulgated by the Society of Petroleum Engineers. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.
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
Our total proved reserves at December 31, 2016, as estimated by NSAI and RSC, were 302,927 Mmcfe, consisting of 286 Bcf of natural gas and 2.8 MMBbls of oil and condensate. In 2016 we added approximately 264.2 Mmcfe related to our drilling activities in the Haynesville Shale Trend. We had negative revisions of approximately 7.7 Mmcfe, divestitures of 3.0 Mmcfe and produced 8.4 Mmcfe in 2016. We are employing new completion techniques on our Haynesville Shale Trend wells which have been proven on the two successful wells we drilled in 2016. These well results in conjunction with our acreage position and our new financial ability to develop our Haynesville Shale Trend properties allowed us to add the Haynesville Shale Reserves as of December 31, 2016.

We did not report any proved undeveloped reserves at December 31, 2015, consequently, we did not have any proved undeveloped reserves to convert to proved developed reserves during 2016.
Productive Wells
The following table sets forth the number of productive wells in which we maintain ownership interests as of December 31, 2016:

	Oil		Natural Gas		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Tuscaloosa Marine Shale Trend:
Southeast Louisiana	17	12	—	—	17	12
Southwest Mississippi	21	13	—	—	21	13
Haynesville Shale Trend:
East Texas	—	—	6	4	6	4
Northwest Louisiana	—	—	83	27	83	27
Other	10	1	19	4	29	5
Total Productive Wells	48	26	108	35	156	61

(1)
Royalty and overriding interest wells that have immaterial values are excluded from the above table. As of December 31, 2016, only three wells with royalty-only and overriding interests-only are included.

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
Acreage
The following table summarizes our gross and net developed and undeveloped acreage under lease as of December 31, 2016. Acreage in which our interest is limited to a royalty or overriding royalty interest is excluded from the table.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Tuscaloosa Marine Shale Trend:
Southwest Mississippi	23,179	19,211	53,235	26,731	76,414	45,942
Southeast Louisiana	27,120	20,305	111,543	89,435	138,663	109,740
Haynesville Shale Trend:
East Texas	12,578	7,502	292	292	12,870	7,794
Northwest Louisiana	34,861	15,720	—	—	34,861	15,720
Eagle Ford Shale Trend:
South Texas	—	—	32,430	14,148	32,430	14,148
Other	28,488	6,636	4,637	687	33,125	7,323
Total	126,226	69,374	202,137	131,293	328,363	200,667

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
Lease Expirations
We have undeveloped lease acreage, excluding optioned acreage, that will expire during the next four years, unless the leases are converted into producing units or extended prior to lease expiration. The following table sets forth the lease expirations as of December 31, 2016:

Year	Net Acreage
2017	66,634
2018	22,605
2019	3,801
2020	12,835

Operator Activities
We operate a majority of our producing properties by value, and will generally seek to become the operator of record on properties we drill or acquire. Chesapeake Energy Corporation (“Chesapeake”) continues to operate a majority of our jointly owned Northwest Louisiana acreage in the Haynesville Shale Trend.
Drilling Activities
The following table sets forth our drilling activities for the last three years. As denoted in the following table, “gross” wells refer to wells in which a working interest is owned, while a “net” well is deemed to exist when the sum of the fractional working interests we own in gross wells equals one.

	Year Ended December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	2	0.4	8	6.7	19	13.0
Non-Productive	—	—	—	—	—	—
Total	2	0.4	8	6.7	19	13.0
Exploratory Wells:
Productive	—	—	—	—	4	3.2
Non-Productive	—	—	—	—	—	—
Total	—	—	—	—	4	3.2
Total Wells:
Productive	2	0.4	8	6.7	23	16.2
Non-Productive	—	—	—	—	—	—
Total	2	0.4	8	6.7	23	16.2

At December 31, 2016, we had 2 gross (1.7 net) development wells waiting to be completed.
Net Production, Unit Prices and Costs
The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties (including two fields which have attributed more than 15% of our total proved reserves as of December 31, 2016), the revenue derived from the sale of such production, average sales prices received and average production costs during each of the years in the three-year period ended December 31, 2016.

	Sales Volumes			Average Sales Prices (1)				Average
	Natural Gas Mmcf	Oil & Condensate MBbls	Total Mmcfe	Natural Gas Mcf	Oil & Condensate Per Bbl	Total Per Mcfe	% of Total Revenue	Production Cost (2) Per Mcfe
For Year 2016:
TMS	—	473	2,837	$—	$40.81	$6.80	34%	$1.98
Haynesville Shale Trend	5,471	—	5,471	1.44	—	1.44	66%	0.48
Other	84	3	102	3.00	39.71	3.65	—%	3.69
Total	5,555	476	8,410	$1.47	$40.80	$3.28	100%	$1.02
For Year 2015:
TMS	—	883	5,298	$—	$49.60	$8.27	55%	$1.36
Haynesville Shale Trend	7,018	—	7,018	1.67	—	1.67	15%	0.39
Eagle Ford Shale Trend (3)	776	453	3,494	2.39	46.30	6.54	29%	1.37
Other	190	—	190	3.58	—	3.58	1%	4.55
Total	7,984	1,336	16,000	$1.79	$48.50	$4.94	100%	$0.97
For Year 2014:
TMS	—	738	4,428	$—	$90.55	$15.09	32%	$1.07
Haynesville Shale Trend	10,176	1	10,182	3.08	86.36	3.08	15%	0.44
Eagle Ford Shale Trend (3)	1,321	928	6,889	5.70	89.69	13.31	44%	1.62
Other	3,483	25	3,633	5.01	90.83	5.72	9%	2.50
Total	14,980	1,692	25,132	$3.75	$90.08	$8.30	100%	$1.18

(1)	Excludes the impact of commodity derivatives.

(2)	Excludes ad valorem and severance taxes.

(3)	We sold our Eagle Ford Shale Trend proved reserves and a portion of the associated leasehold on September 4, 2015.
Oil and Natural Gas Marketing and Major Customers
Marketing. Our natural gas production is sold under spot or market-sensitive contracts to various natural gas purchasers on short-term contracts. Our oil production is sold to various purchasers under short-term rollover agreements based on current market prices.
Customers. Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2016, and 2015 are as follows:

	Year Ended December 31,
	2016	2015
Genesis Crude Oil LP	44%	26%
Sunoco, Inc.	30%	17%
Occidental Energy MA	13%	—%
BP Energy Company	—%	31%

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

Seasonality of Business

Weather conditions affect the demand for, and prices of, oil and natural gas. Demand for oil and natural gas is typically higher in the fourth and first quarters resulting in higher prices. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.
Employees
At February 24, 2017 we had 43 full-time employees in our Houston administrative office and 4 in our field offices, none of whom is represented by any labor union. We regularly use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site supervision, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for us, including gauging, maintenance, dispatching, inspection, and well testing.
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
These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, the trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and, any changes in environmental laws and regulations that result in more stringent and costly well construction, drilling, waste management or completion activities or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business. Environmental laws and regulations change frequently, and there is no assurance that we will be able to remain in compliance in the future with such existing or any new laws and regulations or that such future compliance will not have a material adverse effect on our business and operating results. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future.
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
We also may incur liability under the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes that impose stringent requirements related to the handling and disposal of non-hazardous and hazardous wastes. Wastes, including drilling fluids and produced water, generated in the exploration or production of oil and natural gas are exempt from classification as hazardous wastes under RCRA. Proposals have been made from time to time to eliminate this exemption, which, if adopted, would cause some of these wastes to be regulated under the more rigorous RCRA hazardous waste standards. For example, in December 2016, the U.S. Environmental Protection Agency (“EPA”) and certain environmental organizations entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. A loss of this RCRA exemption could result in increased costs to us and the oil and gas industry in general to manage and dispose of generated wastes. Moreover, some ordinary industrial wastes which we generate, such as paint wastes, waste solvents, laboratory wastes and waste oils, may be regulated as hazardous wastes if they have hazardous characteristics.
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
Water Discharges and Subsurface Injections
The Federal Water Pollution Control Act, as amended, (“Clean Water Act”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state and federal waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In September 2015, new EPA and U.S. Army Corps of Engineers (the “Corps”) rules defining the scope of the EPA’s and the Corps’ jurisdiction became effective. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The rule has been challenged in court on the grounds that it unlawfully expands the reach of CWA programs, and implementation of the rule has been stayed pending resolution of the court challenge. Most recently, in January 2017, the U.S. Supreme Court accepted review of the rule to determine whether jurisdiction over the challenge to the rule rests with the federal district or appellate courts. Litigation surrounding the rule is ongoing. The process for obtaining permits has the potential to delay the development of natural gas and oil projects. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In addition, the Oil Pollution Act of 1990, as amended (“OPA”), imposes a variety of requirements related to the prevention of oil spills into navigable waters as well as liabilities for oil cleanup costs, natural resource damages and a variety of public and private damages that may result from such oil spills.

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
Hydraulic Fracturing
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Recently, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing. For example, the EPA has taken the following actions and issued: guidance under the SDWA for hydraulic fracturing activities involving the use of diesel fuel; final regulations under the federal Clean Air Act governing performance standards, including standards for the capture of volatile organic compounds and methane emissions released during hydraulic fracturing; an advanced notice of proposed rulemaking in March 2014 under the Toxic Substances Control Act that would require companies to disclose information regarding the chemicals used in hydraulic fracturing; and final rules in June 2016 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the Bureau of Land Management ("BLM") finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.
In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under some circumstances, noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. The EPA has not proposed to take any action in response to the report’s findings.
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

Air Emissions
The Clean Air Act ("CAA") and comparable state laws, regulate emissions of various air pollutants from many sources in the United States, including crude oil and natural gas production activities through air emissions standards, construction and operating programs and the imposition of other compliance requirements. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, or utilize specific equipment or technologies to control emissions of certain pollutants. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, in June 2016, the EPA finalized rules under the CAA regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities (such as tank batteries), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. Compliance with these requirements could increase our costs of development and production significantly.
Climate Change
The EPA has determined that greenhouse gases present an endangerment to public health and the environment and has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources of greenhouse gas emissions. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from a variety of sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis, including GHG emissions from completions and workovers from hydraulically fractured oil wells. Also, in June 2016, the EPA finalized rules that establish new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The BLM finalized similar rules in November 2016 that limit methane emissions from new and existing oil and gas operations on federal lands through limitations on the venting and flaring of gas, as well as enhanced leak detection and repair requirements. However, both the U.S. House of Representatives and the Senate have introduced resolutions seeking to repeal the BLM methane rules under the Congressional Review Act and future implementation of the BLM methane rules is uncertain. However, the BLM and the EPA methane rules have substantial similarities with respect to pollution control equipment and leak detection and repair requirements. Compliance with rules to control methane emissions will likely require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks, and the increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance. These new and proposed rules could result in increased compliance costs on our operations.
In addition, Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and many states have established greenhouse gas cap and trade programs. The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for the oil and natural gas we produce, which could in turn have the effect of lowering the value of our reserves. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. Such climatic events could have an adverse effect on our financial condition and results of operations.
Endangered Species
The Federal Endangered Species Act, as amended (“ESA”), and analogous state laws restrict activities that could have an adverse effect on threatened or endangered species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Some of our operations may be located in or near areas that are designated as habitat for endangered or threatened species. In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and we may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to our activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. Moreover, as a result of a court settlement the U.S. Fish and Wildlife Service is required to make a determination on listing of numerous species as endangered or threatened under the ESA before the completion of the agency’s 2018 fiscal year. The presence of protected species or the designation of previously unidentified endangered or threatened species could impair our ability to timely complete well drilling and development and could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.
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

In addition, upon our emergence from bankruptcy, we adopted fresh start accounting. Accordingly, our future financial conditions and results of operations may not be comparable to the financial condition or results of operations reflected in the Company’s historical financial statements. The lack of comparable historical financial information may discourage investors from purchasing our common stock.

There is a limited trading market for our securities and the market price of our securities is subject to volatility.

Upon our emergence from bankruptcy, our old common stock was canceled and we issued new common stock. Our common stock is now listed on the over-the-counter market. The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by numerous factors, many of which are beyond our control. These factors include, among other things, our new capital structure as a result of the transactions contemplated by the Plan of Reorganization, our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the concentration of holdings of our common stock, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Part I, Item 1A of this Annual Report on Form 10-K. No assurance can be given that an active market will develop for the common stock or as to the liquidity of the trading market for the common stock. The common stock may be traded only infrequently in transactions arranged through brokers or otherwise, and reliable market quotations may not be available. Holders of our common stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our common stock, or the expectation of these sales, could materially and adversely affect the market price of our common stock.

The Company intends to join a national securities exchange. However, no assurances can be given regarding the Company’s ability to do so in a timely manner or at all.

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

Funds associated with the Majority Second Lien Noteholders (as defined in the Plan of Reorganization) currently own a majority of our outstanding common stock. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. Furthermore, pursuant to our Second Amended and Restated Certificate of Incorporation (the “Charter”), the Majority Second Lien Noteholders have the continuing right to nominate three members of the Board, subject to conditions on share ownership. In addition, our significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock in companies with significant stockholders.

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

Natural gas and crude oil prices are extremely volatile. High and low spot prices for New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude oil and NYMEX Henry Hub natural gas for were as follows:

	2016
	High	Low
West Texas Intermediate crude oil price range per barrel	$54.06	$26.21
Henry Hub natural gas price range per MMBtu	3.23	1.70

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

A sustained depression of oil and natural gas prices can continue to affect our ability to obtain funding on acceptable terms. This may hinder or prevent us from meeting our future capital needs.

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

Our new common stock is listed on the OTCQX marketplace and is held by a small group of investors.

The lack of market and float of our stock can have an adverse effect on the market liquidity of our common stock and, as a result, the market price for our common stock could become more volatile. If we are unable to become re-listed on a national securities exchange and increase the market value per share of our common stock, it may be difficult to attract the interest of analysts, institutional investors, investment funds and brokers.

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
The proved oil and natural gas reserve information included in this report are estimates. These estimates are based on reports prepared by NSAI and RSC, our independent reserve engineers, and were calculated using the unweighted average of first-day-of-the-month oil and natural gas prices in 2016. The prices we receive for our production may be lower than those upon which our reserve estimates are based. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

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
Our oil and natural gas exploration and production operations are subject to stringent and complex federal, regional, state and local laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations applicable to our operations including the acquisition of permits, including drilling permits, before conducting regulated activities; plugging and abandonment and site reclamation requirements; the restriction of types, quantities and concentration of materials that can be released into the environment; limiting or prohibiting drilling activities on certain lands lying within wilderness, wetlands and other protected areas, the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations.
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
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Recently, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing. For example, the EPA has taken the following actions and issued: guidance under the SDWA for hydraulic fracturing activities involving the use of diesel fuel; final regulations under the federal Clean Air Act governing performance standards, including standards for the capture of volatile organic compounds and methane emissions released during hydraulic fracturing; an advanced notice of proposed rulemaking in March 2014 under the Toxic Substances Control Act that would require companies to disclose information regarding the chemicals used in hydraulic fracturing; and finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.
In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances, noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. The EPA has not proposed to take any action in response to the report’s findings.
Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states, including Louisiana and Texas, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. There has also been increased public scrutiny of seismic events in areas where hydraulic fracturing of wastewater disposal activities occur. Moreover, some states and local governments have enacted laws or regulations limiting hydraulic fracturing within their borders or prohibiting the activity altogether. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.
Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.
Certain scientific studies have found that emissions of carbon dioxide, methane and other “greenhouse gases” are contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA determined that greenhouse gases present an endangerment to public health and the environment and has issued regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from a variety of sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis, including greenhouse gas emissions from completions and workovers from hydraulically fractured oil wells. The revisions also include the addition of well identification reporting requirements for certain facilities. These changes to EPA’s GHG emissions reporting rule could result in increased compliance costs. Also, in June 2016, the EPA finalized rules that establish new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The BLM finalized similar rules in November 2016 that limit methane emissions from new and existing oil and gas operations on federal lands through limitations on the venting and flaring of gas, as well as enhanced leak detection and repair requirements. . However, both the U.S. House of Representatives and the Senate have introduced resolutions seeking to repeal the BLM methane rules under the Congressional Review Act and future implementation of the BLM methane rules is uncertain. However, the BLM and the EPA methane rules have substantial similarities with respect to pollution control equipment and LDAR requirements. Compliance with rules to control methane emissions will likely require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks, and the increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance. These new and proposed rules could result in increased compliance costs on our operations.
In addition, Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and many states have established greenhouse gas cap and trade programs. The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce, which in turn could have the effect of lowering the value of our reserves. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. Such climatic events could have an adverse effect on our financial condition and results of operations.
We have incurred losses from operations and may continue to do so in the future.
The Predecessor Company incurred operating losses of $494.5 million and $354.8 million, for the years ended December 31, 2015 and 2014, respectively. Post emergence from bankruptcy in 2016, the Successor company had an operating loss of $2.6 million. Our development of drilling locations has required and will continue to require substantial capital expenditures. The uncertainty and risks described in this report may impede our ability to economically acquire and develop oil and natural gas reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows provided by operating activities in the future.
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

Certain U.S. federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated as a result of future legislation.

In past years, legislation has been proposed that would, if enacted into law make significant changes to U.S. federal and state income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies. Such legislative changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. Congress could consider, and could include, some or all of these proposals as part of tax reform legislation, to accompany lower federal income tax rates. Moreover, other more general features of tax reform legislation, including changes to cost recovery rules and to the deductibility of interest expense, may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development, or increase costs, and any such changes could have an adverse effect on the Company’s financial position, results of operations and cash flows.
Our use of oil and natural gas price hedging contracts may limit future revenues from price increases and result in significant fluctuations in our net income.
We have historically used hedging transactions with respect to a portion of our oil and natural gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use may also limit future revenues from price increases. We had no hedge settlements in 2016 and did not have any hedge contracts at December 31, 2016.
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
In the future, we will continue to be exposed to volatility in earnings resulting from changes in the fair value of our derivative instruments. See Note 10-“Derivative Activities” in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Our future success depends largely upon our ability to find, acquire or develop additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves will decline over time. At December 31, 2016, 85% of our total estimated proved reserves by volume were undeveloped. By their nature, estimates of proved undeveloped reserves and timing of their production are less certain particularly because we may chose not to develop such reserves on anticipated schedules in future adverse oil or natural gas price environments. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The lack of availability of sufficient capital to fund such future operations could materially hinder or delay our replacement of produced reserves. We may not be able to successfully find and produce reserves economically in the future. In addition, we may not be able to acquire proved reserves at acceptable costs.
We may incur substantial impairment writedowns.
If management’s estimates of the recoverable proved reserves on a property are revised downward or if oil and natural gas prices decline, we may be required to record additional non-cash impairment writedowns in the future, which would result in a negative impact to our financial position. Furthermore, any sustained decline in oil and natural gas prices may require us to make further impairments. Prior to emerging from bankruptcy we accounted for our Oil and Gas properties using the Successful Efforts Method of Accounting. We reviewed our proved oil and natural gas properties for impairment on a depletable unit basis when circumstances suggest there is a need for such a review. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and natural gas prices to the estimated future production of oil and natural gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineers’ estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the property on a depletable unit basis.
Fair value is estimated to be the present value of expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future cash flows and fair value. For the years ended December 31, 2015, we recorded impairment related to oil and natural gas properties of $452.0 million. The decline in oil and natural gas prices precipitated the loss of estimated proved reserves for our oil and natural gas producing properties. Additionally, the prospect of lower future prices raised substantial doubt about our ability to continue as a going concern and consequently all estimated proved undeveloped reserves were excluded from our estimated total proved reserves as of December 31, 2015 and the carrying cost of the related undeveloped leasehold was impaired.
Upon emerging from bankruptcy we implemented Fresh Start Reporting and changed to the Full Cost Method of accounting for our Oil and Natural Gas Properties. The Full Cost Method requires a ceiling test be performed each quarter to determine impairment. The reserve value basis used in the Ceiling Test is the SEC calculated reserves. The SEC value of reserves utilizes a look back at the last twelve month commodity prices. The Ceiling Test performed on December 31, 2016 resulted in an impairment of $2.5 million.
A majority of our production, revenue and cash flow from operating activities are derived from assets that are concentrated in a single geographic area, making us vulnerable to risks associated with operating in one geographic area.
Essentially all of our estimated proved reserves at December 31, 2016 were associated with our Louisiana, Texas and Mississippi properties which include the Haynesville Shale and TMS Trend. Accordingly, if the level of production from these properties substantially declines or is otherwise subject to a disruption in our operations resulting from operational problems, government intervention (including potential regulation or limitation of the use of high pressure fracture stimulation techniques in these formations) or natural disasters, it could have a material adverse effect on our overall production level and our revenue.
We have limited control over the activities on properties we do not operate.
Other companies operate some of the properties in which we have an interest. For example, Chesapeake operates certain properties in the Haynesville Shale Trend. As of December 31, 2016, approximately 73% of our reserves and approximately 40% of our sales volumes were attributable to non-operated properties. We have less ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them versus those fields in which we are the operator. Our dependence on the operator and other working interest owners for these projects and our reduced influence or ability to control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital and lead to unexpected future costs.
Our ability to sell natural gas and receive market prices for our natural gas may be adversely affected by pipeline and gathering system capacity constraints and various transportation interruptions.
We operate primarily in (i) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend and (ii) Southwest Mississippi and Southeast Louisiana which includes the TMS Trend. A number of companies are currently operating in the Haynesville Shale Trend. If drilling in these areas continues to be successful, the amount of natural gas being produced could exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available in this region. If this occurs, it will be necessary for new pipelines and gathering systems to be built. Because of the current economic climate, certain pipeline projects that are planned for Northwest Louisiana and East Texas may not occur or may be substantially delayed for lack of financing. In addition, capital constraints could limit our ability to build intrastate gathering systems necessary to transport our natural gas to interstate pipelines. In such an event, we might have to shut in our wells awaiting a pipeline connection or capacity or sell natural gas production at significantly lower prices than those quoted on NYMEX or that we currently project, which would adversely affect our results of operations.
A portion of our oil and natural gas production in any region may be interrupted, or shut in, from time to time for numerous reasons, including as a result of weather conditions, accidents, loss of pipeline or gathering system access, field labor issues or strikes, or we might voluntarily curtail production in response to market conditions. If a substantial amount of our production is interrupted at the same time, the interruption could temporarily adversely affect our cash flow.
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
Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. Revenues from the largest of these sources as a percent of oil and natural gas revenues for the year ended December 31, 2016, and 2015 were 87%, and 74%, respectively. Some of our customers may have material financial and liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better-capitalized companies. Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our financial condition, results of operations and cash flows. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenue.
Customer credit risks could result in losses.
Our exposure to non-payment or non-performance by our customers and counterparties presents a credit risk. Generally, non-payment or non-performance results from a customer’s or counterparty’s inability to satisfy obligations. We monitor the creditworthiness of our customers and counterparties and established credit limits according to our credit policies and guidelines, but cannot assure that any losses will be consistent with our expectations. Furthermore, the concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions.  The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
Genesis Crude Oil LP	44%	26%
Sunoco, Inc.	30%	17%
Occidental Energy MA	13%	—%
BP Energy Company	—%	31%

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
We may be unable to maintain compliance with the financial maintenance or other covenants in the Exit Credit Facility, which could result in an event of default under the Exit Credit Facility that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
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

Restrictive covenants in our Exit Credit Facility may restrict our ability to pursue our business strategies.
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
A breach of any of these restrictive covenants could result in a default under the in Exit Credit Facility. If a default occurs, the lenders may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay our indebtedness when due or declared due, the lenders thereunder will also have the right to proceed against the collateral pledged to them to secure the indebtedness.
The exercise of all or any number of outstanding warrants or the issuance of stock-based awards may dilute your holding of shares of our common stock.
As of the date of filing this Annual Report, we have outstanding (i) costless warrants granted to the New 2L Notes Purchasers representing 2.5 million shares of our common stock, (ii) out-of-the-money 1.3 million warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal to $230.0 million and (iii) 1.9 million restricted stock awards. The exercise of equity awards, including any stock options that we may grant in the future, and warrants, and the sale of shares of our common stock underlying any such options or the warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the warrants and any stock options that may be granted or issued pursuant to the warrants in the future.

Item 1B.	Unresolved Staff Comments
None.

Item 3.	Legal Proceedings

A discussion of our current legal proceedings is set forth in Note 11—Commitments and Contingencies in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
For a discussion of our Chapter 11 Cases, please see “Items 1. and 2. Business and Properties” under the headings “Voluntary Reorganization under Chapter 11 of the Bankruptcy Code,” “Commitment Letter” and “Plan of Reorganization” of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Our Common Stock
The Predecessor Company's common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “GDP” throughout 2015.  The New York Stock Exchange (the "NYSE") delisted our common stock due to our abnormally low trading price in January 2016. Our common stock subsequently traded on the OTC Pink marketplace under the symbol "GDPMQ" until its cancellation on October 12, 2016, pursuant to the bankruptcy court's confirmation of our Plan of Reorganization. Upon our bankruptcy emergence, we issued 6.8 million shares of our new common stock, and commenced trading on the OTCQX marketplace under the symbol "GDPP" on December 8, 2016.
At February 9, 2016, the number of holders of record of our common stock was 709 and 9,108,826 shares were outstanding. High and low sales prices for our common stock for each quarter during 2016 and 2015 were as follows:

	2016		2015
	High	Low	High	Low
First Quarter	$0.28	$0.05	$4.76	$2.35
Second Quarter	0.08	0.02	4.45	1.55
Third Quarter	0.05	0.01	1.86	0.54
Fourth Quarter (Successor Company December, 2016)	14.00	10.75	0.90	0.20

The over-the-counter market quotations for 2016 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividends
We do not anticipate declaring any dividends on the Successor Company common stock in the foreseeable future.
Issuer Repurchases of Equity Securities
No private or open market repurchases of our common stock were made by or on our behalf or any that of any affiliated purchaser for the year ended December 31, 2016.
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
The following graph compares the cumulative five-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index and the Russell 2000 Index. An investment of $100 is assumed to have been made in our common stock and the indexes on December 31, 2010 and its relative performance is tracked through December 31, 2016.

Item 6.	Selected Financial Data
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Annual Report on Form 10-K in “Item 8—Financial Statements and Supplementary Data”, and the information set forth in “Item 1A—Risk Factors”.

Overview
We are an independent oil and natural gas company engaged in the exploration, development and production of properties primarily in (i) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend (ii) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale Trend (“TMS”), and (iii) South Texas, which includes the Eagle Ford Shale Trend.
We seek to increase shareholder value by growing our oil and natural gas reserves, production, revenues and cash flow from operating activities (“operating cash flow”). In our opinion, on a long term basis, growth in oil and natural gas reserves, cash flow and production on a cost-effective basis are the most important indicators of performance success for an independent oil and natural gas company.
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
Key Developments
The following general economic developments and corporate actions in 2015 and 2016 had and may continue to have a significant impact on our financial position and results of operations:
The Current, Sustained Low Commodity Price Environment
Beginning in the second half of 2014, commodity prices, particularly crude oil, began to decline sharply. The decline became precipitous late in the fourth quarter of 2014 and into 2015.  Crude oil prices declined from a high of over $105 per barrel in June 2014 to less than $27 per barrel in February 2016. Natural gas prices faced similar downward pressure during the same period, dropping below $1.70 per MMBtu in December 2015. As an exploration and production company with interests in unconventional oil and natural gas shale properties that require large investments of capital to develop, the significant magnitude of this price decline has had a particularly material and adverse impact on our results of operations and led to substantial changes in our operating and drilling programs.
In response to the decline in commodity prices, we focused on managing our balance sheet to reduce leverage and preserve liquidity during this extended low commodity price environment. Specifically, we took the following steps in 2016 and 2015 to mitigate the effects of lower crude oil prices on our operations and conserve capital:

•	Reduced our capital expenditures for 2016 to $6.3 million as compared to $85.5 million in 2015;

•	Generated savings by negotiating cost reductions from service providers in both 2015 and 2016;

•	Froze salaries at 2014 levels initially and subsequently materially reduced the salaries of our management team;

•	Reduced our staff headcount over 50% from year-end 2014 levels;

•	Reduced discretionary expenditures.
Despite having taken these measures, with the continued low commodity price environment, our cash flow from operations substantially declined and the stock price of our common stock declined significantly. On January 13, 2016, the NYSE formally commenced delisting procedures for our common stock due to our abnormally low trading price. On January 21, 2016, the NYSE filed a Form 25 with the SEC, notifying us of the removal of our common stock from listing.

In addition to the previously mentioned measures taken to reduce costs and increase liquidity, in January 2016, we launched a comprehensive plan (the “Recapitalization Plan”) to exchange our notes and preferred stock for common stock in an effort to reduce our dividend and debt service cost. The Recapitalization Plan was unsuccessful and the financial condition of the Company became unsustainable.
Chapter 11 Bankruptcy
On April 15, 2016 (the “Petition Date”), we and our subsidiary Goodrich Petroleum Company, L.L.C. filed voluntary Bankruptcy petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, to pursue a Chapter 11 plan of reorganization. We filed a motion with the Bankruptcy Court seeking joint administration of the Chapter 11 Cases under the caption In re Goodrich Petroleum Corporation, et al. (Case No. 16-31975). The Chapter 11 Cases constituted an event of default that accelerated our obligations under all our outstanding debt instruments. The agreements governing our debt instruments at the time provided that as a result of the Bankruptcy Petitions, the principal and interest due thereunder was immediately due and payable. However, any efforts to enforce such payment obligations under the debt instruments were automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments was subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We subsequently operated the company as a debtor-in-possession.
We received Bankruptcy Court confirmation of our joint plan of reorganization on September 28, 2016 and subsequently emerged from bankruptcy on October 12, 2016. Although we are no longer a debtor-in-possession, we were a debtor-in-possession through October 12, 2016. As such, aspects of our bankruptcy proceedings and related matters are described below in order to provide context and explain a part of our financial condition and results of operations for the period presented. We are accounting for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations”. We filed a series of first day motions with the Bankruptcy Court that allowed us to continue to conduct business without interruption. These motions are designed primarily to minimize the impact on our operations, customers and employees.
On April 18, 2016, the Bankruptcy Court issued certain additional interim and final orders with respect to our first-day motions and other operating motions that allowed us to operate their businesses in the ordinary course. Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the us or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from us, or to create, perfect or enforce any lien against the our properties, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim were enjoined.
During the Chapter 11 Cases, we conducted normal business activities and were authorized to continue to pay and have paid (subject to limitations applicable to payments of certain pre-petition obligations) pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders, critical vendors and other third parties, such as royalty holders and partners.

On July 25, 2016 we entered into and filed a motion with the Bankruptcy Court to approve a commitment letter (the “Commitment Letter”) with a group of investors for the new issuance of 13.50% Convertible Senior Secured Second Lien Notes in the initial aggregate principal amount of $40.0 million (the “Convertible Second Lien Notes”). The Bankruptcy Court approved the motion on August 4, 2016 which allowed us to submit a revised plan of organization to the Bankruptcy Court.
Emergence from Bankruptcy
The Company's joint plan of reorganization (the “Plan of Reorganization”) was confirmed by the Bankruptcy Court on September 28, 2016 and we emerged from bankruptcy on October 12, 2016 (the "Effective Date").
On October 12, 2016, we entered into an Exit Credit Agreement (including all amendments, the “Exit Credit Facility”) by which various lenders have agreed to provide us with a $20.0 million senior secured term loan credit facility, with an outstanding principal amount of $20.0 million. The Commitment Letter provided for the issuance of $40.0 million in Convertible Second Lien Notes that mature on the later of August 30, 2019 or six months after the maturity of the Exit Credit Agreement. A total of $20.0 million in proceeds from the issuance of the Convertible Second Lien Notes were used to repay amounts outstanding under the existing Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) and $20.0 million in proceeds will be used to fund the Company’s Haynesville Shale Trend drilling program.
Plan of Reorganization
The significant features of the Plan of Reorganization confirmed by the Bankruptcy Court are as follows:

1.
Each holder of an allowed priority claim (other than a priority tax claim or administrative claim) received either: (a) cash equal to the full allowed amount of its claim or (b) such other treatment as may otherwise be agreed to by such holder, the Debtors, the holders of at least 50% in principal amount of the Second Lien Notes (the “Majority Consenting Noteholders”), and the purchasers of the new Convertible Second Lien Notes (“New 2L Notes Purchasers”);

2.
Each holder of a secured claim (other than a priority tax claim, Senior Credit Facility claim, or Second Lien Notes claim) received, at the Debtors’ election and with the consent of the Majority Consenting Noteholders, either: (a) cash equal to the full allowed amount of its claim, (b) reinstatement of such holder’s claim, (c) the return or abandonment of the collateral securing such claim to such holder, or (d) such other treatment as may otherwise be agreed to by such holder, the Debtors, the Majority Consenting Noteholders, and the New 2L Notes Purchasers;

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

5.
Holders of unsecured notes claims received, pro rata with holders of other general unsecured claims, their pro rata share of the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal to $230.0 million; plus its pro rata share of 2% of the New Equity Interests that are subject to dilution on account of (i) the management incentive plan, (ii) the potential conversion of the Convertible Second Lien Notes, (iii) the warrants granted to the New 2L Notes Purchasers, and (iv) the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal of $230.0 million;

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

7.
Holders of convenience class claims received either: (a) cash equal to the full allowed amount of such holder’s claim or (b) such lesser treatment as may otherwise be agreed to by such holder, the Debtors, the Majority Consenting Noteholders and the New 2L Notes Purchasers;

8.
Equity interests in the Subsidiary were canceled and extinguished without further notice to, approval of, or action by any entity, and each holder of an equity interest in the Subsidiary did not receive any distribution or retain any property on account of such equity interest in the Subsidiary. Equity interests in the Company were canceled and extinguished without further notice to, approval of, or action by any entity, and each holder of an equity interest in the Company did not receive any distribution or retain any property on account of such equity interest in the Company.

Fresh Start and Full Cost Accounting

Upon our emergence from bankruptcy, we adopted Fresh Start Accounting in accordance with the requirements of FASB ASC 852, "Reorganizations". This resulted in our becoming a new entity for financial reporting purposes. At that time, our assets and liabilities were recorded at their fair values as of the Effective Date. The effects of the Plan of Reorganization and our application of fresh start accounting are reflected in our consolidated financial statements as of December 31, 2016. The related adjustments were recorded in our consolidated statement of operations as reorganization items for the year to date period ending October 12, 2016.

The application of fresh start accounting and the effects of the implementation of our Plan of Reorganization resulted in our Consolidated Financial Statements on or after October 12, 2016 not being comparable with the Consolidated Financial Statements prior to that date. Our financial results for future periods following our application of fresh start accounting will be different from historical trends and the differences may be material.

All references made to "Successor" or "Successor Company" relate to the Company on and subsequent to the Effective Date. References to the “Successor 2016 Period” relate to the period from October 13, 2016 to December 31, 2016. References to "Predecessor" or “Predecessor Company” refer to the Company prior to the Effective Date. References to the “Predecessor 2016 Period” relate to the period from January 1, 2016 to October 12, 2016. The consolidated financial statements of the Successor have been prepared with the assumption that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Additional information pertaining to our adoption, application, and effects of fresh start accounting is contained in Note 2 to these Consolidated Financial Statements.

On October 12, 2016, to better reflect the true economics of our exploration and development of oil and gas reserves, we transitioned from the Successful Efforts Method of Accounting for Oil and Gas Activities to the Full Cost Method.

Financial Statement Classification of Liabilities Subject to Compromise

The Predecessor financial statements included amounts classified as liabilities subject to compromise, the majority of which were equitized on October 12, 2016, upon our emergence from bankruptcy. See Note 3 to these Consolidated Financial Statements for additional information.
2016 Financial and Operating Results included:

•	We emerged from bankruptcy as a reorganized Company with $30 million in equity and $60 million in debt;

•	We ended the year with 303 Bcfe of proved oil and natural gas reserves;

•	We ended the year with $36.9 million in cash;

•	We restarted our drilling program by participating in two successful wells in the Haynesville Shale Trend;

•	We realized cash proceeds of $23.8 million from the issuance of 2.3 million share of common stock in a private placement.
Tuscaloosa Marine Shale Trend

We held approximately 215,000 gross (156,000 net) acres in the TMS as of December 31, 2016. During 2016, we did not conduct any drilling operations in the TMS; however, we had 2 gross (1.7 net) wells drilled in 2015 still waiting on completion. Our net production volumes from our TMS wells represented approximately 35% of our total equivalent production on a Mcfe basis and approximately 99% of our total oil production for the year ended December 31, 2016. During 2016, we spent $1.5 million in the TMS, which included $0.2 million for leasehold costs.

Haynesville Shale Trend
Our relatively low risk development acreage in this trend is primarily centered in and around Angelina and Nacogdoches counties, Texas and DeSoto and Caddo parishes, Louisiana. We hold approximately 48,000 gross (24,000 net) acres as of December 31, 2016 producing from or prospective for the Haynesville Shale. We drilled 2 gross (0.4 net) wells in 2016 spending $4.1 million of which $0.3 million was leasehold cost. Our net production volumes from our Haynesville Shale Trend wells represented approximately 62% of our total equivalent production on a Mcfe basis for 2016.

Eagle Ford Shale Trend

We sold our Eagle Ford Shale Trend proved reserves and a portion of the associated leasehold on September 4, 2015. We have retained as of December 31, 2016 approximately 14,000 net acres of undeveloped leasehold in Frio County, Texas, which is prospective for future development or sale.

Results of Operations
In addition to adopting Fresh Start Accounting , the Successor also adopted the Full Cost Method of Accounting as of October 12, 2016. Prior to October 12, 2016, the Predecessor used the Successful Efforts Method of Accounting. The results of operations of the Successor and the Predecessor are not generally comparable in 2016 nor are they individually comparable with prior periods. We believe however, that production volumes, oil and natural gas revenues, lease operating expenses and production and other taxes are generally comparable consequently, unless otherwise indicated the tables and discussions below include pro forma results of the Predecessor and the Successor together for the periods in 2016 for these operational items. We believe this pro forma presentation gives the reader a better understanding of our operational results in 2016.
The Predecessor 2016 Period results of operation reflects the period from January 1, 2016 to October 12, 2016. The Net income of $369.9 million was primarily the result of the $399.4 million gain on the implementation of the Plan of Reorganization. Under the Plan of Reorganization, we experienced gains from the cancellation of our then outstanding Second Lien Notes and unsecured senior notes with the related accrued interest offset by the expenses incurred in the reorganization and the fair value of the Successor Company equity received by the senior note holders pursuant to the Plan of Reorganization.
The Successor 2016 Period results of operations reflects the period from October 13, 2016 to December 31, 2016. The net loss of $4.3 is primarily the result of the $2.5 million impairment expense recorded on our oil and gas properties. The Successor adopted the Full Cost Method of Accounting which requires a quarterly Full Cost Ceiling Test. The fair value assigned to the Successor's oil and gas assets upon adoption of Fresh Start Accounting was based upon a market participant fair value while the Full Cost Ceiling Test is based upon the value of oil and gas properties using SEC reserve pricing. The SEC pricing reflects a look back of 12 months and as of December 31, 2016, oil and gas prices were lower than the prospective prices used by a market participant fair value resulting in a Full Cost Ceiling write down.
The following table reflects our summary operating information for the periods presented in thousands except for price and volume data. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016	Year Ended December 31,
	Successor	Predecessor	Pro forma	Predecessor
Summary Operating Information:			2016	2015	Variance
Revenues:
Natural gas	$2,327	$5,817	$8,144	$14,282	$(6,138)	(43)%
Oil and condensate	4,210	15,210	19,420	64,795	(45,375)	(70)%
Natural gas, oil and condensate	6,537	21,027	27,564	79,077	(51,513)	(65)%
Net Production:
Natural gas (Mmcf)	1,198	4,357	5,555	7,984	(2,429)	(30)%
Oil and condensate (MBbls)	88	388	476	1,336	(860)	(64)%
Total (Mmcfe)	1,723	6,687	8,410	16,000	(7,590)	(47)%
Average daily production (Mcfe/d)	21,538	23,381	22,979	43,836	(20,857)	(48)%
Average Realized Sales Price Per Unit:
Natural gas (per Mcf)	$1.94	$1.34	$1.47	$1.79	$(0.32)	(18)%
Oil and condensate (per Bbl)	$47.84	$39.20	$40.80	$48.50	$(7.70)	(16)%
Oil and condensate (per Bbl) including the effect of realized gains/losses on derivatives	$47.84	$39.20	$40.80	$89.13	$(48.33)	(54)%
Average realized price (per Mcfe)	$3.79	$3.14	$3.28	$4.94	$(1.66)	(34)%

Oil and Natural Gas Revenue
Natural gas, oil and condensate revenues on a pro forma basis decreased in 2016 compared to 2015 reflecting a decrease in our average realized sales prices for natural gas, oil and condensate and a reduction in natural gas, oil and condensate production. The decreases in natural gas, oil and condensate realized sales prices compared to 2015 contributed approximately $12.8 million to the decrease in natural gas, oil and condensate revenue, and the decrease in natural gas, oil and condensate production contributed approximately $38.7 million to the decrease in natural gas, oil and condensate revenue. The sale of our Eagle Ford Shale Trend properties in September 2015 contributed $22.9 million to the decrease in revenues attributed to decreased in volumes.
The difference on a pro forma basis between our average realized prices inclusive of net cash derivative settlements in the years ended December 31, 2016 and 2015 relates to our oil contracts. We had no natural gas derivative contract settlements during 2016 or 2015.  We had no oil derivative settlements in 2016 while in 2015, we had oil derivative settlements on an average of 3,500 Bbls per day at an average fixed price of $96.11 per Bbl.
Operating Expenses

(in thousands)	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016	Year Ended December 31,
	Successor	Predecessor	Pro forma	Predecessor
			2016	2015	Variance
Lease operating expenses	$2,109	$6,504	$8,613	$15,522	$(6,909)	(45)%
Production and other taxes	619	1,946	2,565	4,639	(2,074)	(45)%
Transportation and processing	228	1,265	*	4,663	—	—%
Exploration	—	577	*	41,783	—	—%

Per Mcfe	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016	Year Ended December 31,
	Successor	Predecessor	Pro forma	Predecessor
			2016	2015	Variance
Lease operating expenses	$1.22	0.97	$1.02	$0.97	$0.05	5%
Production and other taxes	$0.36	$0.29	$0.30	$0.29	$0.01	3%
Transportation and processing	$0.13	$0.19	*	$0.29	—	—%
Exploration	—	$0.09	*	$2.61	—	—%
 * Not comparable

Lease Operating Expense
Our lease operating expense (“LOE”) during 2016 on a pro forma basis decreased compared to 2015. The decrease was the result of a $4.8 million decrease from our Eagle Ford Shale Trend properties that were sold in September 2015 and lower operating costs for our TMS properties. Workover expense in 2016 for the Successor Company period was $0.4 million and for the Predecessor Company period was $0.8 million which added $0.23 and $0.12 per Mcfe respectively to unit expense compared to workover expense of $1.3 million in 2015 which added $0.08 per Mcfe to unit expense.
Production and Other Taxes
Production and other taxes for the year ended 2016 on a pro forma basis included production tax of $1.0 million and ad valorem tax of $1.6 million. Production and other taxes decreased in 2016 compared to 2015 mainly due to the sale of our Eagle Ford Shale Trend properties in September 2015. Lower production rates and lower commodity prices have been offset by a number of wells reaching their exemption maturity. The State of Mississippi has enacted an exemption from the existing 6.0% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which will be partially offset by a 1.3% local severance tax on such wells. The exemption is applicable until the earlier of (i) 30 months from the date of first sale of production or (ii) until payout of the well cost is achieved. The State of Louisiana has also enacted an exemption from the existing 12.5% severance tax for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) until payout of the well cost is achieved. The net revenues from our wells drilled in our TMS acreage in Southwestern Mississippi and Southeast Louisiana have been favorably impacted by these exemptions.
Transportation and Processing
Transportation and processing expense for the 2016 Successor period reflects the restructuring of the marketing of our outside operated natural gas volumes in an effort to reduce transportation and processing cost.
Transportation and processing expense for the 2016 Predecessor period was generally lower due to lower produced natural gas volumes. Our natural gas production incurs substantially all of our transportation and processing cost.
Transportation and processing expense for the Predecessor in 2015 included $2.7 million in cost related to the Eagle Ford Shale properties sold in September 2015 which did not impact 2016 results.

Exploration
The Successor Company adopted the Full Cost Method of accounting as of October 12, 2016 resulting in Exploration Cost being capitalized to the full cost pool rather than expensed.
The Exploration expense in the Predecessor 2016 period was lower as result of the Leasehold impairments taken in in 2015.
The Exploration expense in the 2015 Predecessor period included leasehold impairments taken as result of our deemed financial inability to develop or extend the leases.

(in thousands)	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016	For the Year Ended December 31, 2015
	Successor	Predecessor	Predecessor
Depreciation, depletion & amortization	$1,556	$8,276	$79,339
Impairment	2,486	1,583	452,037
General & administrative	2,200	14,474	27,702
Gain on sale of assets	(2)	(840)	(53,451)

Per Mcfe	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016	For the Year Ended December 31, 2015
	Successor	Predecessor	Predecessor
Depreciation, depletion & amortization	$0.90	$1.24	$4.96
Impairment	$1.44	0.24	$28.25
General & administrative	1.28	2.16	$1.73
Gain on sale of assets	—	(0.13)	$(3.34)
Depreciation, Depletion & Amortization (“DD&A”)
DD&A expense in the 2016 Successor period were calculated on the Full Cost Method of Accounting adopted upon our emergence from bankruptcy based upon asset values as of October 12, 2016 established by Fresh Start Accounting.
DD&A expense in the 2016 Predecessor Period reflects reduced rates due to the impairment taken in 2015, in addition to lower production.

DD&A expense in the 2015 Predecessor period reflects higher DD&A rates calculated before having taken $452 million impairment at the end of 2015 as discussed below. Additionally, the 2015 expense reflected the DD&A on the Eagle Ford Shale properties that were sold in September 2015.
Impairment
The Successor Company recorded a $2.5 million impairment on oil and gas properties as a result of the Full Cost Ceiling Test performed on December 31, 2016.
The Predecessor Company recorded a $1.6 million impairment on the value of materials inventory during the Predecessor 2016 Period.
We recorded a $452.0 million impairment in 2015, comprised of $135.6 million for our Haynesville Shale Trend properties, $310.2 million for our TMS properties and $7.0 million for other properties. The decline in oil and natural gas prices precipitated the loss of estimated proved reserves for our oil and natural gas producing properties. Additionally, the prospect of lower future prices had raised substantial doubt about our ability to continue as a going concern. Consequently all estimated proved undeveloped reserves had been excluded from our estimated total proved reserves as of December 31, 2015 and the carrying cost of the related undeveloped leasehold was impaired.
General and Administrative Expense (“G&A”)
The Successor Company recorded $2.2 million in G&A expense in 2016 which includes $0.2 million of share based compensation. As a result of adopting the Full Cost Method of Accounting, $0.5 million of G&A cost directly attributed to our capital development program was capitalized to the the full cost pool.
The Predecessor Company recorded $14.5 million in G&A expense in 2016 which includes $3.3 million in share based compensation. During the Predecessor 2016 period, we reduced our staff headcount by more than 30% from year-end 2015 levels. The higher rate per Mcfe for 2016 compared to 2015 reflects a 47% reduction in oil and natural gas production which increased per unit expenses.
The Predecessor Company recorded $27.7 million in G&A expenses which includes $6.7 million in share based compensation.
 Gain on Sale of Assets
In 2015 the Predecessor recognized a $53.5 million gain on sale of assets.  The 2015 gain is almost entirely associated with the sale of our proved reserves and a portion of the associated leasehold in the Eagle Ford Shale Trend located in La Salle and Frio counties in south Texas. In 2016, the Predecessor recognized $0.8 million gain on the settlement of the Eagle Ford Shale property escrow account.
No gain or loss was recognized for properties sold during the Successor period.
Other Income (Expense)

	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016	Year Ended December 31, 2015
(In thousands)	Successor	Predecessor	Predecessor
Other Income (Expense):
Interest expense	$(1,824)	$(11,398)	$(54,807)
Interest income and other	1	117	—
Gain (loss) on derivatives not designated as hedges	—	30	7,367
Gain on extinguishment of debt	—	—	62,555
Restructuring	—	(5,128)	—
Average funded borrowings adjusted for debt discount	26,399	*	579,393
Average funded borrowings	59,503	*	579,722
* - Not Meaningful

Interest Expense

Interest expense in the 2016 Predecessor period reflects interest only through April 15, 2016. which was our Bankruptcy Petition Date. We ceased accruing interest on the Second Lien Notes and unsecured senior notes on the Petition Date.

Interest expense in the Successor period reflects the interest incurred on the Exit Credit Facility and the Paid-in-Kind interest on the 13.50% Convertible Second Lien Notes due 2019.

Interest expense for the Predecessor year ended December 31, 2015 reflects interest on average outstanding borrowing of $579.7 million for the entire year.

Gain on Derivatives Not Designated as Hedges

The gain on derivatives was less than $0.03 million in 2016 Predecessor Period. We had no derivatives in the 2016 Successor period.
Gain on derivatives was $7.4 million for 2015.  The gain includes net cash receipts of $54.3 million off set by the decrease in the fair value of $46.9 million. There were no natural gas derivative contract settlements during 2015.  The decrease in the fair value consists of a $0.5 million gain on our natural gas derivatives and a $47.4 million loss on our oil derivatives. The decrease in fair value of our oil derivatives reflects settled contracts and the ultimate expiration of all of our oil derivative contracts in December 2015.  The gain on our the natural gas derivative contracts is reflective of the portion of such contracts that expired during 2016 and the decline in natural gas futures prices in the latter half of 2015.

Restructuring

As a result of the efforts to restructure the Company outside of bankruptcy during the first quarter of 2016 and the subsequent preparation involved in filing the Chapter 11 Cases, we incurred significant professional fees and other costs. Restructuring costs during the first and second quarters of 2016 totaled $4.3 million and $0.8 million, respectively.

Reorganization items, net

The Predecessor Company realized a gain on reorganization in 2016 of $399.4 million as a result of implementing the Plan of Reorganization and adopting Fresh Start Accounting on October 12, 2016. The gain on the settlement of liabilities subject to compromise was $395.9 million and the gain on fresh start adjustments of $19.5 million was reduced by a net $16.0 million related to professional fees and adjustments to debt. Reorganization costs incurred for professional fees as of October 12, 2016 was $11.0 million. In addition to the costs of professional fees, reorganization cost was affected by various non-cash adjustments to the carrying amounts of our Second Lien Notes and senior notes, including a $5.5 million charge for the unwinding of an embedded derivative related to the Second Lien Notes. See Note 3- "Fresh Start Accounting" in the Notes to Consolidated Financial Statements in Item 8- "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Gain(loss) on Extinguishment of Debt

On October 1, 2015 the Predecessor exchanged $158.2 million of 2020 Notes for $75.0 million of new 8.875% Second Lien Notes. The transaction was accounted for as a troubled debt restructure and recognized a gain on extinguishment of debt of $62.6 million.

Income Tax Benefit

We recorded no income tax benefit for the years 2016 and 2015. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed and as a result, we continue to maintain a full valuation allowance for our net deferred asset as of December 31, 2016.

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

 Adjusted EBITDA/EBITDAX

Adjusted EBITDA/EBITDAX is a supplemental non-US GAAP financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. EBITDA reflects the absence of exploration expense in the Full Cost Method of Accounting. We define Adjusted EBITDAX as earnings before interest expense, income tax, DD&A, exploration expense, share based compensation and impairment of oil and natural gas properties. In calculating Adjusted EBITDA/EBITDAX, gains/losses on derivatives, less net cash received or paid in settlement of commodity derivatives, gain on reorganization and gain on extinguishment of debt are excluded from Adjusted EBITDA/EBITDAX. Other excluded items include Interest income and other, Gain/loss on sale of assets, Gain/loss on early extinguishment of debt and Other expense. Adjusted EBITDA/EBITDAX is not a measure of net income (loss) as determined by US GAAP. Adjusted EBITDA/EBITDAX should not be considered an alternative to net income (loss), as defined by US GAAP. The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDA/EBITDAX to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP.

	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016	Year Ended December 31, 2015
	Successor	Predecessor	Predecessor
(In thousands)
Net gain (loss) (US GAAP)	$(4,307)	$369,944	$(479,424)
Depreciation, depletion and amortization	1,556	8,276	79,339
Exploration Expense	—	577	41,783
Impairment	2,486	1,583	452,037
(Gain) loss on extinguishment of debt	—	—	(62,555)
Stock based compensation	240	3,307	6,689
Interest expense	1,824	11,398	54,807
Gain on reorganization	(130)	(399,422)	—
(Gain) on derivatives not designated as hedges	—	(30)	(7,367)
Net cash received (paid) in settlement of derivative instruments	—	—	54,274
Other items (1)	(3)	(957)	(52,327)
Adjusted EBITDA/EBITDAX	$1,666	$(5,324)	$87,256

(1)	Other items include interest income and other, gain/loss on sale of assets, income taxes and other expense.

Management believes that this non-US GAAP financial measure provides useful information to investors because it is monitored and used by our management and widely used by professional research analysts in the valuation and investment recommendations of companies within the oil and natural gas exploration and production industry. Our computations of Adjusted EBITDA/EBITDAX may not be comparable to other similarly totaled measures of other companies.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Predecessor Company (January 1, 2016 to October 12, 2016)

Our primary sources of cash were cash on hand, cash from operating activities, cash proceeds from borrowings under our Senior Credit Facility and cash proceeds from the settlement of the escrow account associated with the our Eagle Ford Shale Trend producing properties sold in 2015. We used cash in 2016 to fund our capital spending, pay interest on amounts outstanding on the Senior Credit Facility and pay expenses associated with the bankruptcy.

On April 15, 2016 we filed a voluntary petition seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, to pursue a Chapter 11 plan of reorganization. Our bankruptcy and subsequent emergence therefrom had a significant impact on our financial condition and operating results, including the extinguishment of approximately $426.2 in indebtedness related to the cancellation of our unsecured senior notes and other unsecured claims. We also incurred one-time costs that are associated with our reorganization, primarily professional fees, that affected our results of operations.

On August 4, 2016, the Bankruptcy Court approved a commitment letter (the “Commitment Letter”) between the Company and a group of investors for the issuance of 13.50% Convertible Senior Secured Second Lien Notes in the initial aggregate principal amount of $40.0 million (the “Convertible Second Lien Notes”).

On October 12, 2016, we entered into an Exit Credit Agreement by which various lenders agreed to provide us with a $20.0 million senior secured term loan credit facility, with an outstanding principal amount of $20.0 million. The Commitment Letter provided for the issuance of $40.0 million in Convertible Second Lien Notes that mature on the later of August 30, 2019 or six months after the maturity of the Exit Credit Agreement. A total of $20.0 million in proceeds from the issuance of the Convertible Second Lien Notes were used to repay amounts outstanding under the existing Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) and $20.0 million in proceeds was and will be used to fund the Company’s Haynesville Shale Trend drilling program.
Successor Company (October 13, 2016 to December 31, 2016)
Our primary sources of cash on and after our emergence from bankruptcy on October 12, 2016 were cash on hand, cash flow from operating activities, proceeds from the sale of the Convertible Second Lien Notes, proceeds from the private placement of our common stock and proceeds from the sale of non-core oil and gas properties. We used cash to fund our capital expenditures, to pay interest on and pay down amounts outstanding on the Exit Credit Facility and to pay professional fees related to the reorganization.
Capital Resources
We have emerged from bankruptcy a much stronger company. We have $36.9 million cash on hand as of December 31, 2016. We believe that the cash on hand and the cash flows we are generating are sufficient to meet our investing, financing and working capital requirements in 2017. We believe the results of the capital investments we are making in 2017 will generate additional cash flows and additional value which will allow us to raise capital to continue our capital development into 2018 and beyond.
The table below summarizes our cash flows for the periods indicated (in thousands):

	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016	For Year Ended December 31, 2015
Cash flow statement information:	Successor	Predecessor	Predecessor
Net Cash:
Used in operating activities	$(4,327)	$(16,684)	$(17,011)
Used in investing activities	(2,383)	(3,495)	(4,874)
Provided by financing activities	39,880	12,077	33,659
Increase (decrease) in cash and cash equivalents	$33,170	$(8,102)	$11,774
 At December 31, 2016, we had positive working capital of $28.6 million and $47.2 in long-term debt.

Cash Flows

For the Period October 13, 2016 to December 31, 2016

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers of our cash flow from operations. Changes in working capital also impact cash flows. Net cash used in operating activities for the 2016 Successor period totaled $4.3 million impacted by the payment of $6.7 million of professional fees incurred and accrued in the prior period.

Investing activities: Net cash used in investing activities was $2.4 million for the 2016 Successor period. While we booked capital expenditures of approximately $4.3 million, we paid out cash amounts totaling $3.2 million in the period. The difference is attributed to utilizing $0.4 million of net cash calls and a net $0.5 million increased in the capital expenditure accrual. The Successor period also reflects the receipt of $0.8 million in proceeds from the December 2016 sale of the shallow rights in our Longwood properties located in Louisiana. We conducted drilling and completion operations on two gross wells in in the Successor period.

Financing activities: Net cash provided in financing activities for Successor period consisted of net proceeds from the issuance of 13.5% Second Lien Notes of $40.0 million and net proceeds from the sale of common stock of $23.6 million partially offset by net repayments of borrowings under the our Senior Credit and Exit Credit Facilities of $23.7 million.
Debt consisted of the following balances as of the dates indicated (in thousands):

	Successor			Predecessor
	December 31, 2016			December 31, 2015
	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount (5)	Fair Value (1)
Exit Credit Facility (7)	$16,651	$16,651	16,651	$—	$—	$—
13.50% Convertible Second Lien Notes (8)	41,170	30,554	29,036	—	—	—
Senior Credit Facility	—	—	—	27,000	25,387	27,000
8.0% Second Lien Senior Secured Notes due 2018 (2) (6)	—	—	—	100,000	87,529	14,512
8.875% Second Lien Senior Secured Notes due 2018 (6)	—	—	—	75,000	91,364	7,586
8.875% Senior Notes due 2019 (6)	—	—	—	116,828	115,599	9,346
3.25% Convertible Senior Notes due 2026 (6)	—	—	—	429	429	64
5.0% Convertible Senior Notes due 2029 (3) (6)	—	—	—	6,692	6,692	67
5.0% Convertible Senior Notes due 2032 (4) (6)	—	—	—	98,664	95,882	6,923
5.0% Convertible Exchange Senior Notes due 2032 (6)	—	—	—	26,849	42,625	26,649
Total debt	$57,821	$47,205	$45,687	$451,462	$465,507	$92,147

(1)
The carrying amount for the Senior Credit Facility represents fair value as it was fully secured. The fair values of the notes were obtained by direct market quotes within Level 1 of the fair value hierarchy. The fair value of our Second Lien Notes and 2032 Exchange Notes were obtained using a discounted cash flow model within Level 3 of the fair value hierarchy. Level 1 and Level 3 of the fair value hierarchy are defined in "Item 8 - Financial Statements and Supplementary Data.”

(2)
The debt discount was being amortized using the effective interest rate method based upon a two and a half year term through September 1, 2017, the first repurchase date applicable to the 8.0% Second Lien Notes. The $13.1 debt discount that existed when the Bankruptcy Petitions were filed on the Petition Date was written off to Reorganization items, net during the second quarter of 2016. The debt discount as of December 31, 2015 was $11.0 million.

(3)	The debt discount was amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was fully amortized as of December 31, 2014.

(4)
The debt discount was being amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The $1.7 million debt discount that existed when the Bankruptcy Petitions were filed on April 15, 2016 was written off to Reorganization items, net during the second quarter of 2016. The debt discount was $2.0 million as of December 31, 2015.

(5)
The carrying amount of debt is net of deferred loan costs of $5.1 million as of December 31, 2015. Deferred financing costs were amortized using the straight-line method through the contractual maturity dates for the Senior Credit Facility and the 2019 Notes, through the first put date of September 1, 2017 for the 8.0% Second Lien Notes and through the first put date of October 1, 2017 for the 2032 Notes. The $3.0 million of deferred loan costs for the 2019 Notes, 8.0% Second Lien Notes and 2032 Notes that existed when the Bankruptcy Petitions were filed on the Petition date was written off to Reorganization items, net during the second quarter of 2016.

(6) Classified as Liability subject to compromise as of October 12, 2016.
(7) The carrying amount for the Exit Credit Facility represents fair value as it was fully secured.
(8) The debt discount is being amortized using the effective interest rate method based upon a maturity date of August 30, 2019. The principal includes $1.2 million of accrued Paid-In-Kind (PIK) interest. The carrying value includes $10.6 million of unamortized debt discount. The fair value of the notes was obtained by using a Binomial Lattice Model within Level 3 of the fair value hierarchy.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount, accretion and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates) for the years ended:

	Period from October 13, 2016 through December 31, 2016		Period from January 1, 2016 through October 12, 2016		For the Year Ended December 31, 2015
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$—	—	$3,342	—	$4,308	5.1%
Exit Credit Facility	306	7.3%	—	—	—	—%
13.50% Convertible Second Lien Notes	1,518	24.7%	—	—	—	—%
8.0% Second Lien Senior Secured Notes due 2018	—	—	936	*	11,515	16.4%
8.875% Second Lien Senior Secured Notes due 2018	—	—	—	—	2,333	*
8.875% Senior Notes due 2019	—	—	3,107	*	21,668	9.2%
3.25% Convertible Senior Notes due 2026	—	—	4	*	13	3.3%
5.0% Convertible Senior Notes due 2029	—	—	97	*	335	5.0%
5.0% Convertible Senior Notes due 2032	—	—	2,382	*	12,495	8.6%
5.0% Convertible Exchange Senior Notes due 2032	—	—	1,484	*	2,088	*
Other	—	—	46	*	52	*
Total	$1,824		$11,398		$54,807
* - Not meaningful
The Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under all of its outstanding debt instruments. The agreements governing the Company’s debt instruments provided that as a result of the Bankruptcy Petitions, the principal and interest due thereunder was immediately due and payable. However, any efforts to enforce such payment obligations under the Company’s debt instruments were automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments were subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On October 12, 2016, upon the Company’s emergence from bankruptcy, the Second Lien Notes due 2018 were exchanged for 98% of the common stock of the reorganized Company and all the unsecured senior notes along with certain other unsecured claims were exchanged for 2% of the common stock of the reorganized company. The $40.4 million outstanding under the Senior Credit Facility was paid down $20.0 million with proceeds from the sale of the 13.5% Convertible Second Lien Notes due 2019 and cash on hand at closing.

Senior Credit Facility
On October 12, 2016, we had $40.4 million outstanding under the Senior Credit Facility inclusive of the accrued default penalty. Following the reduction of the borrowing base to $20.0 million after the April 1, 2016 borrowing base redetermination, the Company had a borrowing base deficiency of $20.2 million. Pursuant to the terms of a cash collateral order entered in the bankruptcy proceeding on the Petition Date, interest was accrued and paid monthly based on a 2.25% margin which calculated to 5.75% per annum. Additionally, a post-default rate of 2.00% was accreted on the outstanding balance. Substantially all of our assets were pledged as collateral to secure the Senior Credit Facility. The Senior Credit Facility had a maturity date of February 24, 2017.
The commencement of the Chapter 11 Cases on the Petition Date constituted an event of default that accelerated the Company’s obligations under the Senior Credit Facility. Additionally, other events of default existed which included, but were not limited to, the presence of an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern in the report of our independent registered public accounting firm that accompanied our audited consolidated financial statements for the year ended December 31, 2015. We were also not in compliance with the certain financial covenants under the terms of the Senior Credit Facility as of September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015. On October 12, 2016, in connection with the consummation of the Plan, the Senior Credit Facility was terminated.

Exit Credit Facility
On October 12, 2016, upon consummation of the Plan of Reorganization, the Company entered into an Exit Credit Agreement (the “Exit Credit Agreement”) with the Subsidiary, as borrower (the “Borrower”), and Wells Fargo Bank, National Association, as administrative agent (“the Administrative Agent”), and certain other lenders party thereto. Pursuant to the Exit Credit Agreement, the lenders agreed to provide the Borrower with a $20.0 million senior secured term loan credit facility, with an outstanding principal amount of $20.0 million.

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

Additionally, if the Borrower has outstanding borrowings and the Consolidated Cash Balance (as defined in the Exit Credit Agreement) and First Amendment and Consent to Exit Credit Agreement dated December 2016) exceeds (i) the sum of $27.5 million plus $21.3 million, which is calculated as the Equity Issuance Net Proceeds from the December 19, 2016 private placement of equity less $2.5 million as of the close of business on the most recently ended business day on or before March 31, 2018 or (ii) $7.5 million as of the close of business on the most recently ended business day on or after April 1, 2018, the Borrower may also be required to make mandatory prepayments in an aggregate principal amount equal to such excess.

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

The Exit Credit Agreement also contains certain affirmative and negative covenants, including delivery of financial statements; conduct of business; reserve reports; title information; collateral and guarantee requirements; indebtedness; liens; dividends and distributions; investments; sale or discount of receivables; mergers; sale of properties; termination of swap agreements; transactions with affiliates; negative pledges; dividend restrictions; gas imbalances; take-or-pay or other prepayments; and swap agreements.

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
8.0% Second Lien Senior Secured Notes due 2018
On March 12, 2015, we sold 100,000 units (the “Units”), each consisting of a $1,000 aggregate principal amount at maturity of our 8.0% Second Lien Notes and one warrant to purchase 48.84 shares of our $0.20 par value common stock. The 8.0% Second Lien Notes were guaranteed by our subsidiary that also guaranteed our Senior Credit Facility. The 8.0% Second Lien Notes are secured on a senior second-priority basis by liens on certain assets of the Company and its subsidiary that secured our Senior Credit Facility, which liens were subject to an inter-creditor agreement in favor of the lenders under the Senior Credit Facility. The 8.0% Second Lien Notes were to mature on March 15, 2018 or on September 1, 2017, if certain conditions were not met. Interest on the 8.0% Second Lien Notes was payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015.
The 8.0% Second Lien Notes and the warrants became separately transferable on June 4, 2015 when a registration statement related to the resale of the warrants was declared effective by the SEC. The warrants were exercisable upon payment of the exercise price of $4.664 or convertible on a cashless basis as set forth in the agreement governing the warrants.
We separately accounted for the liability and equity components of our 8.0% Second Lien Notes in a manner that reflected our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 8.0% Second Lien Notes using a discount rate of 32% on the date of issuance. We attributed $78.7 million of the 8.0% Second Lien Notes relative fair value to the debt component, which compared to the face value results in a debt discount of $21.3 million. Additionally, we recorded $15.8 million within additional paid-in capital representing the equity component of the 8.0% Second Lien Notes. The debt discount had been amortized using the effective interest rate method. The $13.1 million unamortized debt discount that remained when the Bankruptcy Petitions were filed on the Petition Date was written off to Reorganization items, net during the second quarter of 2016. We also identified an embedded derivative associated with the 8.0% Second Lien Notes stemming from the length of time between the maturity date of March 15, 2018 and the put date of September 1, 2017. We valued the embedded derivative at $5.9 million using the discounted cash flow method on the date of issuance. The embedded derivative feature was recorded at fair value each reporting period with changes in fair value being reported as interest expense in the consolidated statements of operations. The $0.9 million fair value of the embedded derivative that existed when the Bankruptcy Petitions were filed on April 15, 2016 was reduced to zero during the second quarter of 2016. On October 12, 2016, the obligations of the Company with respect to the 8.0% Second Lien Notes were canceled.

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
We accounted for this transaction as a troubled debt transaction pursuant to guidance provided by FASB ASC section 470-60 “Troubled Debt Restructurings by Debtors”. We have determined that the prospective undiscounted cash flows from the 8.875% Second Lien Notes through their maturity did not exceed the adjusted carrying amount of the retired 2019 Notes, consequently a gain of $62.6 million was recognized for this exchange in 2015. Accordingly, on the date of the exchange, a carrying amount of $91.4 million was recorded as a liability and we recorded $2.5 million in additional paid in capital representing the fair value of the warrants issued. On a basic and diluted loss per share basis the $62.6 million gain was $1.11 per share for the year ended December 31, 2015. The carrying amount of the 8.875% Second Lien Notes was adjusted downward from $91.4 million to the $75.0 million principal amount when the Bankruptcy Petitions were filed on the Petition Date, with the $16.4 million gain recognized in Reorganization items, net on the Consolidated Statements of Operations for the three and nine months ended September 30, 2016. On October 12, 2016, the obligations of the Company with respect to the 8.875% Second Lien Notes were canceled.
8.875% Senior Notes due 2019
On March 2, 2011, we sold $275 million of our 2019 Notes. The 2019 Notes were to mature on March 15, 2019, unless earlier redeemed or repurchased. The 2019 Notes were our senior unsecured obligations and ranked equally in right of payment to all of our other existing and future unsecured indebtedness. The 2019 Notes accrued interest at a rate of 8.875% annually, and interest was paid semi-annually in arrears on March 15 and September 15. The 2019 Notes were guaranteed by our subsidiary that also guarantees our Senior Credit Facility.

As described above, on October 1, 2015, we closed a privately-negotiated exchange under which we retired, in two tranches, $158.2 million in aggregate original principal amount of our outstanding 2019 Notes in exchange for the issuance of $75.0 million in aggregate original principal amount of our 8.875% Second Lien Notes and 38,250 warrants. Each warrant is entitled to purchase approximately 156.9 shares of our $0.20 par value common stock for $1.00 per share. On October 12, 2016, the obligations of the Company with respect to the 2019 Notes were canceled.
5.0% Convertible Senior Notes due 2029
In September 2009, we sold $218.5 million of our 2029 Notes. The 2029 Notes were to mature on October 1, 2029, unless earlier converted, redeemed or repurchased. We exchanged $166.7 million of the 2029 Notes for the 2032 Notes in 2013. On October 1, 2014, we repurchased $45.1 million of the 2029 Notes using restricted cash held in escrow for that purpose.
The 2029 Notes were our senior unsecured obligations and rank equally in right of payment to all of our other existing and future unsecured indebtedness. The 2029 Notes accrued interest at a rate of 5.0% annually, and interest was paid semi-annually in arrears on April 1 and October 1 of each year. On October 12, 2016, the obligations of the Company with respect to the 2029 Notes were canceled.
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
We separately accounted for the liability and equity components of our 2032 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 2032 Notes using an effective interest rate of 8%. We attributed $158.8 million of the fair value to the 2032 Note debt component which compared to the face results in a debt discount of $7.5 million which was being amortized through the first put date of October 1, 2017. Additionally, we recorded $24.4 million within additional paid-in capital representing the equity component of the 2032 Notes. The $1.7 million debt discount that existed when the Bankruptcy Petitions were filed on the Petition Date was written off to Reorganization items, net during the second quarter of 2016. On October 12, 2016, the obligations of the Company with respect to the 2032 Notes were canceled.
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

We accounted for these exchange transactions as troubled debt restructuring transactions pursuant to guidance provided by FASB ASC section 470-60 “Troubled Debt Restructurings by Debtors”. We have determined that the prospective undiscounted cash flows from the 2032 Exchange Notes through their maturity exceed the adjusted carrying amount of the retired 2032 Notes, consequently a gain on extinguishment of debt was not recognized for these exchanges. Accordingly, on the date of the September 8, 2015 exchange, a carrying amount of $45.2 million remained as a liability and we recorded $10.1 million to additional paid in capital representing the net fair value of the convert feature. On the date of the October 14, 2015 exchange, a carrying amount of $14.8 million remained as a liability and we recorded $2.5 million to additional paid in capital representing the net fair value of the convert feature. An annual discount rate of 1.3% and 1.4%, respectively, was being used to amortize the liability until maturity on October 1, 2032. During 2016, holders converted an aggregate amount of $32.4 million of 2032 Exchange Notes into our common stock. The carrying amount of the 2032 Exchange Notes was adjusted downward from $10.2 million to the $6.3 million principal amount when the Bankruptcy Petitions were filed on April 15, 2016, with the $3.9 million gain recognized in Reorganization items, net on the Consolidated Statements of Operations for the three and nine months ended September 30, 2016. On October 12, 2016, the obligations of the Company with respect to the 2032 Exchange Notes were canceled.

3.25% Convertible Senior Notes Due 2026

On October 12, 2016, the obligations of the Company with respect to the 2026 Notes were canceled.

Interest Expense on Notes

There was no interest expense recognized on the Second Lien Notes or unsecured senior notes after the Bankruptcy Petitions were filed. The unrecorded interest expense on the Second Lien Notes and unsecured senior notes totaled $5.9 million and $13.5 million. On October 12, 2016, the obligations of the Company with respect to interest expense were canceled.

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

The Convertible Second Lien Notes will mature on August 30, 2019, or such later date as set forth in the Convertible Second Lien Notes, but in no event later than March 30, 2020. The Convertible Second Lien Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in kind on the then outstanding principal amount of the Convertible Second Lien Notes by increasing the principal amount of the outstanding Convertible Second Lien Notes or by issuing additional Second Lien Notes (“PIK Interest Notes”). The PIK Interest Notes will not be convertible. During such time as the Exit Credit Agreement (but not any refinancing or replacement thereof) is in effect, interest on the Convertible Second Lien Notes must be paid in-kind.
Cancellation of Preferred Stock
Beginning in the third quarter of 2015 all preferred stock dividend declarations and payments were suspended. If we failed to pay dividends on our Series B Preferred Stock on any six dividend payment dates, whether or not consecutive, the dividend rate per annum would have been increased by 1.0% until we had paid all dividends on our Series B Preferred Stock for all dividend periods up to and including the dividend payment date on which the accumulated and unpaid dividends are paid in full. If we failed to pay dividends for six or more quarterly periods, whether or not consecutive, on our Series C Preferred Stock or Series D Preferred Stock the holders would have received limited voting rights. In aggregate there were $25.8 million and $10.5 million of dividends in arrears as of September 30, 2016 and December 31, 2015, respectively, for the outstanding shares of our Series B, C and D Preferred Stock. On October 12, 2016, the obligations of the Company with respect to the Series B, C and D Preferred Stock were canceled.
Conversions to Common Stock
In 2016, we issued 9.8 million shares of our common stock to holders that exercised their conversion rights on $19.6 million face amount of the 2032 Exchange Notes. We recorded the $32.4 million carrying amount of the converted 2032 Exchange Notes to stockholders’ equity. See Note 3.
Additionally, in 2016, we issued 2.5 million shares of our common stock to Series E Preferred Stock holders that exercised their conversion rights on approximately 1,032,610 depositary shares of Series E Preferred Stock. On October 12, 2016, the obligations of the Company with respect to the Series E Preferred Stock were canceled.
$25 Million Common Stock Private Placement
On December 19, 2016, we entered into an agreement to sell 2,272,727 shares of our common stock at $11.00 per share in a private placement realizing gross proceeds of $25 million. The shares were sold to selected institutional and accredited investors. We plan to use the net proceeds from the offering to fund our 2017 Haynesville Shale Trend development drilling program and for general corporate purposes, including working capital.

For additional information on our debt and equity instruments, see Note 6—Debt and Note 9—Stockholders’ Equity in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Future Commitments

The table below (in thousands) provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2016. In addition to the contractual obligations presented in the table below, our Consolidated Balance Sheet at December 31, 2016 reflects accrued interest on our bank debt of $0.3 million payable in the first half of 2017. For additional information see Note 6—Debt and Note 11—Commitments and Contingencies in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Payment due by Period
	Note	Total	2017	2018	2019	2020	2020 and After
Debt	6	$75,315	$—	$16,651	$58,664	$—	$—
Office space leases		5,919	816	1,510	1,540	1,540	513
Office equipment leases		77	77	—	—	—	—
Operations contracts		855	799	20	20	16	—
Total contractual obligations (1)		$82,166	$1,692	$18,181	$60,224	$1,556	$513

(1)
This table does not include the estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $2.9 million as of December 31, 2016. We record a separate liability for the asset retirement obligations. See Note 5—Asset Retirement Obligation in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

2017 Outlook

On February 22, 2017, a 2017 capital expenditure budget of $40.0 million to $50.0 million, subject to market conditions, was approved by the Board of Directors. The budget's planned focus is on the Haynesville Shale play in North Louisiana, and contemplates 12 - 16 gross (3 - 4 net) wells utilizing new completion techniques.

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

While the estimates of our proved reserves at December 31, 2016 included in this report have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the SEC rules, those estimates could differ materially from our actual results.

Fresh Start Accounting

In connection with the Company’s emergence from bankruptcy, the Company is required to apply fresh start accounting to its financial statements because (i) the holders of existing voting shares of the Company prior to its emergence received less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan of Organization was less than the post-petition liabilities and allowed claims. Fresh start accounting will be applied to the Company’s consolidated financial statements as of October 12, 2016, the date on which the Company emerged from bankruptcy. Under the principles of fresh start accounting, a new reporting entity was considered to be created, and, as a result, the Company will allocate the reorganization value of the Company to its individual assets based on their estimated fair values. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after October 12, 2016 will not be comparable with the financial statements prior to that date. For additional information on fresh start accounting and its effects on our financial statements, see Note 3 "Fresh Start Accounting" to our consolidated financial statements.

Transition from Successful Efforts Method to Full Cost Accounting Method

Under U.S. Generally Accepted Accounting Principles ("GAAP"), two acceptable methods of accounting for oil and gas properties are allowed. These are the Successful Efforts Method and the Full Cost Method. Entities engaged in the production of oil and gas have the option of selecting either method for application in the accounting for their properties. The principal differences between the two methods are in the treatment of exploration costs, the computation of DD&A expense and the assessment of impairment of oil and gas properties.

Prior to October 12, 2016, we followed the Successful Efforts Method of Accounting for exploration and development expenditures. Under this method, costs of acquiring unproved and proved oil and natural gas leasehold acreage are capitalized. When proved reserves are found on an unproved property, the associated leasehold cost is transferred to proved properties. Significant unproved leases are reviewed periodically, and a valuation allowance is provided for any estimated decline in value. Costs of all other unproved leases are amortized over the estimated average holding period of the leases. Development costs are capitalized, including the costs of unsuccessful development wells. Additionally, oil and gas properties are assessed for impairment in accordance with Accounting Standards Codification 360.

Because a new entity has been created at the Effective Date, and there is no comparability to the predecessor company financial statements, upon emergence from bankruptcy we elected to adopt the Full Cost Method of Accounting. We believe that the true cost of developing a “portfolio” of reserves should reflect both successful and unsuccessful attempts at exploration and production. Application of the Full Cost method of accounting will better reflect the true economics of exploring for and developing our oil and gas reserves. Therefore, as of October 12, 2016, we have used the Full Cost method to account for our investment in oil and gas properties in the reorganized company.
Under the Full Cost Method, we will capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property. We now review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and gas properties and thereby subject to DD&A. Our sales of oil and gas properties are now accounted for as adjustments to net proved oil and gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. Additionally, we capitalize a portion of the costs of interest incurred on our debt based upon the balance of our unevaluated property costs and our weighted-average borrowing rate.
All exploratory costs are now capitalized, and DD&A expense is now computed on cost centers represented by entire countries. Our oil and gas properties are subject to a "ceiling test" to assess for impairment, as discussed below, under the Full Cost Method.
We amortize our investment in oil and gas properties through DD&A expense using the units of production (the “UOP”) method. This entails the provision for DD&A expense being computed by dividing production volumes for the period by the total proved reserves as of the beginning of the period (beginning of period reserves being determined by adding production to the end of period reserves), and applying the respective rate to the net cost of proved oil and gas properties and future development costs.
Full Cost Ceiling Test
The Full Cost Method requires that at the conclusion of each financial reporting period, the present value of estimated future net cash flows from proved reserves (adjusted for hedges and excluding cash flows related to estimated abandonment costs), be compared to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. This comparison is referred to as a "ceiling test". If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows. Estimated future net cash flows from proved reserves are calculated based on a 12-month average pricing assumption.

 Fair Value Measurement

Fair value is defined by Accounting Standards Codification (“ASC”) 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We carry our derivative instruments at fair value and measure their fair value by applying the income approach provided for ASC 820, using Level 2 inputs based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our credit worthiness or that of our counterparties. We carry our oil and natural gas properties held for use at historical cost or their estimated fair value if an impairment has been identified. We use Level 3 inputs, which are unobservable data such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices to determine the fair value of our oil and natural gas properties in determining impairment. We carry cash and cash equivalents, account receivables and payables at carrying value which represent fair value because of the short-term nature of these instruments. For definitions for Level 1, Level 2 and Level 3 inputs see Note 2—summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
 Impairment of Properties (Under Successful Efforts)

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
Accounting for uncertainty in income taxes requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 1—Description of Business and Accounting Policies—Income Taxes and Note 8—Income Taxes in the Notes to Consolidated Financial Statements in “Item 8— Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Share-Based Compensation Plans

For all new, modified and unvested share-based payment transactions with employees, we measure the fair value on the grant date and recognize it as compensation expense over the requisite period. Our common stock does not pay dividends therefore, the dividend yield is zero. The fair value of restricted stock is measured using the closing stock price on the day of the award.

New Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies—New Accounting Pronouncements in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

For information regarding our accounting policies and additional information related to our derivative and financial instruments, see Note 1—Description of Business and Management Plan, Note 10—Derivative Activities and Note 6—Debt in the Notes to Consolidated Financial Statements in “Item 8— Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Commodity Price Risk

Our most significant market risk relates to fluctuations in natural gas and crude oil prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. Furthermore, additional non-cash write-downs of our oil and natural gas properties may be required if future commodity prices experience further sustained and significant declines. During 2015, we utilized derivatives to manage commodity price risk for a portion of our production. As of December 31, 2016, we did not have any outstanding derivative contracts. Below is a sensitivity analysis of our commodity-price-related derivative instruments at December 31, 2015.

We had derivative instruments in place to reduce the price risk associated with production in 2015 of approximately 3,500 Bbls per day of crude oil which expired on December 31, 2015. At December 31, 2015, we had a de minimis liability derivative position related to natural gas derivative instruments. We did not enter into derivatives instruments for trading purposes. Utilizing actual derivative contractual volumes, a hypothetical 10% increase in underlying commodity prices would have increased the derivative liability position, while a hypothetical 10% decrease in underlying commodity prices would have decreased the derivative liability. The aforementioned decrease and increase in the derivative liability position would have been de minimis to our consolidated financial statements as of December 31, 2015. Furthermore, a gain or loss would have been substantially offset by an increase or decrease, respectively, in the actual sales value of production covered by the derivative instruments.

Interest Rate Risk

As of December 31, 2016, we had $16.7 million outstanding variable-rate debt and $41.2 million of principal fixed-rate debt. In the past, we have entered into interest rate swaps to help reduce our exposure to interest rate risk, and we may seek to do so in the future if we deem appropriate. As of December 31, 2016 and 2015, we had no interest rate swaps.

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

Item 8.	Financial Statements and Supplementary Data

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Annual Report on Internal Controls over Financial Reporting	68
Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements for the year ended December 31, 2016	69
Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements for the year ended December 31, 2015	70
Consolidated Balance Sheets For the Successor Period as of December 31, 2016 and the Predecessor Period as of December 31, 2015	71
Consolidated Statements of Operations For the Successor Period from October 13, 2016 to December 31, 2016, for the Predecessor Period from January 1, 2016 to October 12, 2016, and for the Predecessor Year Ended December 31, 2015	72
Consolidated Statements of Cash Flows For the Successor Period from October 13, 2016 to December 31, 2016, for the Predecessor Period from January 1, 2016 to October 12, 2016, and for the Predecessor Year Ended December 31, 2015	73
Consolidated Statements of Stockholders' Equity For the Successor Period from October 13, 2016 to December 31, 2016, for the Predecessor Period from January 1, 2016 to October 12, 2016 and for the Predecessor Year Ended December 31, 2015	74
Notes to the Consolidated Financial Statements	75

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
We assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2016.
Management of Goodrich Petroleum Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Goodrich Petroleum Corporation

We have audited the accompanying consolidated balance sheet of Goodrich Petroleum Corporation and subsidiary (the “Company”) as of December 31, 2016 (Successor) and the related consolidated statements of operations, stockholders’ equity and cash flows for the periods from October 13, 2016 through December 31, 2016 (Successor), and January 1, 2016 through October 12, 2016 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goodrich Petroleum Corporation and subsidiary as of December 31, 2016 (Successor) and the results of their operations and their cash flows for the periods from October 13, 2016 through December 31, 2016 (Successor) and January 1, 2016 through October 12, 2016 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company emerged from bankruptcy on October 12, 2016. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 2.

/s/ Hein & Associates LLP

Houston, Texas
March 3, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Goodrich Petroleum Corporation

We have audited the accompanying consolidated balance sheet of Goodrich Petroleum Corporation and subsidiary as of December 31, 2015 and the related consolidated statements of operations, cash flows, and stockholders’ equity/(deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodrich Petroleum Corporation and subsidiary at December 31, 2015, and the consolidated results of their operations and their cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas
March 30, 2016

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	Successor	Predecessor
	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,850	$11,782
Accounts receivable, trade and other, net of allowance	1,998	1,255
Accrued oil and natural gas revenue	3,142	3,421
Inventory	4,125	5,652
Prepaid expenses and other	755	1,119
Total current assets	46,870	23,229
PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	—	974,012
Unevaluated properties	24,206	—
Oil and gas properties (full cost method)	60,936	—
Furniture, fixtures and equipment	984	7,592
	86,126	981,604
Less: Accumulated depletion, depreciation and amortization	(4,006)	(911,072)
Net property and equipment	82,120	70,532
Other	$322	90
TOTAL ASSETS	$129,312	$93,851
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$14,392	$19,673
Accrued liabilities	3,882	12,508
Accrued abandonment costs	—	83
Fair value of oil and natural gas derivatives	—	30
Current portion of debt	—	465,507
Total current liabilities	18,274	497,801
Long term debt, net	47,205	—
Accrued abandonment cost	2,933	3,645
Other non-current liability	—	490
Total liabilities	68,412	501,936
Commitments and contingencies (See Note 11)
STOCKHOLDERS’ EQUITY/(DEFICIT):
Predecessor Preferred stock: 10,000,000 shares $1.00 par value authorized:
Predecessor Series B cumulative convertible preferred stock, issued and outstanding zero and 1,491,459 shares, respectively	—	1,491
Predecessor Series C cumulative preferred stock, issued and outstanding zero and 3,125 shares, respectively	—	3
Predecessor Series D cumulative preferred stock, issued and outstanding zero and 3,736 shares, respectively	—	4
Predecessor Series E cumulative preferred stock, issued and outstanding zero and 3,553 shares, respectively	—	4
Predecessor Common stock: $0.20 par value, 150,000,000 shares authorized, issued and outstanding zero and 63,910,300 shares, respectively	—	12,782
Predecessor Treasury stock (zero and 173,641 shares, respectively)	—	(41)
Successor Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	—	—
Successor Common stock: $0.01 par value, 75,000,000 shares authorized, and 9,108,826 shares issued and outstanding	91	—
Additional paid in capital	65,116	1,069,673
Retained earnings (accumulated deficit)	(4,307)	(1,492,001)
Total stockholders’ equity/(deficit)	60,900	(408,085)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$129,312	$93,851
See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Successor	Predecessor	Predecessor
	Period from October 13, 2016 to December 31, 2016	Period from January 1, 2016 to October 12, 2016	Year ended December 31, 2015
REVENUES:
Oil and natural gas revenues	$6,537	$21,027	$79,077
Other	45	(341)	(1,427)
	6,582	20,686	77,650
OPERATING EXPENSES:
Lease operating expense	2,109	6,504	15,522
Production and other taxes	619	1,946	4,639
Transportation and processing	228	1,265	4,663
Depreciation, depletion and amortization	1,556	8,276	79,339
Exploration	—	577	41,783
Impairment	2,486	1,583	452,037
General and administrative	2,200	14,474	27,702
(Gain) loss on sale of assets	(2)	(840)	(53,451)
Other	—	—	(45)
	9,196	33,785	572,189
Operating loss	(2,614)	(13,099)	(494,539)
OTHER INCOME (EXPENSE):
Interest expense	(1,824)	(11,398)	(54,807)
Interest income and other	1	117	—
Gain on derivatives not designated as hedges	—	30	7,367
Gain on extinguishment of debt	—	—	62,555
Restructuring	—	(5,128)	—
	(1,823)	(16,379)	15,115

Reorganization items, net	130	399,422	—

Income (loss) before income taxes	(4,307)	369,944	(479,424)
Income tax provision	—	—	—
Net income (loss)	(4,307)	369,944	(479,424)
Preferred stock, net	—	11,237	(69,544)
Net income (loss) applicable to common stock	$(4,307)	$358,707	$(409,880)
PER COMMON SHARE
Net income (loss) applicable to common stock—basic	$(0.60)	$4.64	$(7.28)
Net income (loss) applicable to common stock—diluted	$(0.60)	$3.69	$(7.28)
Weighted average common shares outstanding—basic	7,184	77,236	56,315
Weighted average common shares outstanding—diluted	7,184	98,369	56,315

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Successor	Predecessor
	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016	Year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,307)	$369,944	$(479,424)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	1,556	8,276	79,339
(Gain) on derivatives not designated as hedges	—	(30)	(7,367)
Net cash received in settlement of derivative instruments	—	—	54,274
Impairment	2,486	1,583	452,037
Exploration costs	—	—	7,404
Embedded derivative	—	(5,538)	—
Amortization of leasehold costs	—	67	32,209
Share based compensation (non-cash)	240	3,307	6,689
Gain on sale of assets	—	(840)	(53,451)
Gain on extinguishment of debt	—	—	(62,555)
Amortization of finance cost and debt discount	1,518	7,425	12,415
Reorganization items	(6,658)	(410,875)	—
Material inventory write-down	—	—	1,168
Amortization of transportation obligation	—	156	469
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(1,408)	724	11,573
Accrued oil and natural gas revenue	1,065	(786)	11,707
Inventory	—	(265)	(5,822)
Prepaid expenses and other	(66)	811	785
Accounts payable	1,631	(4,332)	(70,993)
Accrued liabilities	(384)	13,689	(7,468)
Net cash used in operating activities	(4,327)	(16,684)	(17,011)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,232)	(3,789)	(118,407)
Proceeds from sale of assets	849	294	113,533
Net cash used in investing activities	(2,383)	(3,495)	(4,874)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(23,742)	—	(332,500)
Proceeds from bank borrowings	—	13,000	238,500
Proceeds from equity offering, net of issuance costs	23,622	—	47,480
Proceeds from Second Lien Notes	40,000	—	100,000
Note conversions	—	(804)	(434)
Debt issuance costs	—	(114)	(4,027)
Preferred stock dividends	—	—	(14,861)
Other	—	(5)	(499)
Net cash provided by financing activities	39,880	12,077	33,659
Increase (decrease) in cash and cash equivalents	33,170	(8,102)	11,774
Cash and cash equivalents, beginning of period	3,680	11,782	8
Cash and cash equivalents, end of period	$36,850	$3,680	$11,782
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$498	$1,656	$22,279
Cash paid during the year for taxes	$—	$—	$—
See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(In Thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Retained Earnings/	Total Stockholders’
Predecessor Company	Shares	Value	Shares	Value	Capital	Shares	Value	(Deficit)	Equity/(Deficit)
Balance at January 1, 2015	2,259	$2,259	45,105	$9,021	$1,066,770	—	$—	$(1,093,824)	$(15,774)
Net loss	—	—	—	—	—	—	—	(479,424)	(479,424)
Employee stock plans	—	—	870	174	6,515	—	—	—	6,689
Note conversions	—	—	5,209	1,042	15,595	—	—	—	16,637
Preferred stock exchange	(757)	(757)	—	—	(94,923)	—	—	—	(95,680)
Director stock grants	—	—	249	50	635	—	—	—	685
Repurchases of stock	—	—	—	—	—	(173)	(41)	—	(41)
Equity offering	—	—	12,000	2,400	45,080	—	—	—	47,480
Preferred stock conversions	—	—	477	95	(149)	—	—	—	(54)
Warrant issuance	—	—	—	—	17,473	—	—	—	17,473
Convertible note issuance	—	—	—	—	12,677	—	—	—	12,677
Dividends	—	—	—	—	—	—	—	81,247	81,247
Balance at December 31, 2015	1,502	1,502	63,910	12,782	1,069,673	(173)	(41)	(1,492,001)	(408,085)
Net loss	—	—	—	—	—	—	—	369,944	369,944
Preferred stock dividends	—	—	—	—	—	—	—	4,112	4,112
Preferred stock conversion	(9)	(9)	6,102	1,220	(5,322)	—	—	—	(4,111)
Share based compensation	—	—	—	—	6,115	—	—	—	6,115
Warrant issuance	—	—	—	—	403	—	—	—	403
Equity offering	—	—	—	—	—	—	—	—	—
Director shares issued	—	—	—	—	—	—	—	—	—
Treasury stock activity	—	—	146	29	(29)	(47)	(5)	—	(5)
Convertible note issuance	—	—	—	—	—	—	—	—	—
Note conversions	—	—	9,818	1,964	29,663	—	—	—	31,627
Balance at October 12, 2016	1,493	$1,493	79,976	$15,995	$1,100,503	(220)	$(46)	$(1,117,945)	$—

Cancellation of predecessor equity	(1,493)	(1,493)	(79,976)	(15,995)	(1,100,503)	221	46	1,117,945	—
Balance at October 12, 2016 Predecessor	—	—	—	—	—	—	—	—	—
Successor Company
Issuance of common stock and warrants	—	—	6,836	68	30,312	—	—	—	30,380
Net Loss	—	—	—	—	—	—	—	(4,307)	(4,307)
Share based compensation	—	—	—	—	240	—	—	—	240
Second Lien Warrants and Conversion	—	—	—	—	10,964	—	—	—	10,964
Equity offering	—	—	2,273	23	23,727	—	—	—	23,750
Issuance Cost	—	—	—	—	(127)	—	—	—	(127)
Balance at December 31, 2016 Successor	—	$—	9,109	$91	$65,116	—	$—	$(4,307)	$60,900
See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Management Plan
Goodrich Petroleum Corporation (together with its subsidiary, “we,” “our,” or the “Company”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i)  Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale Trend (“TMS”), (ii) Northwest Louisiana and East Texas, which includes the Haynesville Shale, and (iii) South Texas, which includes the Eagle Ford Shale Trend.
Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code
On April 15, 2016 (the “Petition Date”), Goodrich Petroleum Corporation and its subsidiary Goodrich Petroleum Company, L.L.C. (the “Subsidiary”, and together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions” and, the cases commenced thereby, the “Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), to pursue a Chapter 11 plan of reorganization. The Company filed a motion with the Bankruptcy Court seeking joint administration of the Chapter 11 Cases under the caption In re Goodrich Petroleum Corporation, et al. (Case No. 16-31975). The Debtors received Bankruptcy Court confirmation of their joint plan of reorganization (the "Plan of Organization") on September 28, 2016 (the "Approval Date") and subsequently emerged from bankruptcy on October 12, 2016 (the "Effective Date"). Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession until emergence on October 12, 2016. As such, aspects of the Company’s bankruptcy proceedings and related matters are described below in order to provide context and explain a part of our financial condition and results of operations for the period presented. The Company is accounting for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations. The Company filed a series of first day motions with the Bankruptcy Court that allowed it to continue to conduct business without interruption. These motions were signed primarily to minimize the impact on the Company’s operations, customers and employees.
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

As discussed above, during the pendency of the Chapter 11 Cases, we operated our business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. On October 12, 2016, we completed our financial restructuring and emerged from Chapter 11 bankruptcy proceedings after completing all required actions and satisfying all remaining conditions as required by the Bankruptcy Court. Our financial statements reflect material adjustments related to our Plan of Reorganization and the application of fresh start accounting guidance upon emergence.
Effects of the Bankruptcy Proceedings
The Chapter 11 Cases described above constituted an event of default that accelerated the Company’s obligations under all of its outstanding debt instruments. The agreements governing the Company’s debt instruments at the time provided that as a result of the Bankruptcy Petitions, the principal and interest due thereunder was immediately due and payable. However, any efforts to enforce such payment obligations under the Company’s debt instruments were automatically stayed as a result of the

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments was subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
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

The Commitment Letter provided for the issuance of $40.0 million in Convertible Second Lien Notes that mature on the later of August 30, 2019 or six months after the maturity of the Exit Credit Agreement (including all amendments, the “Exit Credit Facility”), discussed below. Interest on the Convertible Second Lien Notes will accrue at a rate of 13.50% per annum and be paid quarterly in cash or paid in kind by adding to the principal at the option of the issuer. The Convertible Second Lien Notes will convert at the option of the purchaser into a number of common shares equal to 15% of the common stock of the reorganized company. Upon closing, purchasers of the Convertible Second Lien Notes (i) were issued 10-year costless warrants for common stock equal to 20% of the new common stock of the reorganized company, (ii) took a second priority lien on all assets of the reorganized company, and (iii) received the right to appoint two members to the Board of Directors (the “Board”) of the reorganized company. A total of $20.0 million in proceeds from the issuance of the Convertible Second Lien Notes were used to repay amounts outstanding under the existing Second Amended and Restated Credit Agreement (including all amendments, the “Senior Credit Facility”) and $20.0 million in proceeds will be used to fund the Company’s Haynesville Shale Trend drilling program.
On the Effective Date, upon consummation of the Plan of Organization, the Company entered into an Exit Credit Agreement (the “Exit Credit Agreement”) with the Subsidiary, as borrower (the “Borrower”), and Wells Fargo Bank, National Association, as administrative agent (“the Administrative Agent”), and certain other lenders party thereto. Pursuant to the Exit Credit Agreement, the lenders party thereto have agreed to provide the Borrower with a $20.0 million senior secured term loan credit facility, with an outstanding principal amount of $20.0 million.

Plan of Reorganization
The significant features of the Plan of Reorganization confirmed by the Bankruptcy Court are as follows:

1.
Each holder of an allowed priority claim (other than a priority tax claim or administrative claim) received either: (a) cash equal to the full allowed amount of its claim or (b) such other treatment as may otherwise be agreed to by such holder, the Debtors, the holders of at least 50% in principal amount of the Second Lien Notes (the “Majority Consenting Noteholders”), and the purchasers of the new Convertible Second Lien Notes (“New 2L Notes Purchasers”);

2.
Each holder of a secured claim (other than a priority tax claim, Senior Credit Facility claim, or Second Lien Notes claim) received, at the Debtors’ election and with the consent of the Majority Consenting Noteholders, either: (a) cash equal to the full allowed amount of its claim, (b) reinstatement of such holder’s claim, (c) the return or abandonment of the collateral securing such claim to such holder, or (d) such other treatment as may otherwise be agreed to by such holder, the Debtors, the Majority Consenting Noteholders, and the New 2L Notes Purchasers;

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5.
Holders of unsecured notes claims received, pro rata with holders of other general unsecured claims, their pro rata share of the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal to $230.0 million; plus its pro rata share of 2% of the New Equity Interests that are subject to dilution on account of (i) the management incentive plan, (ii) the potential conversion of the Convertible Second Lien Notes, (iii) the warrants granted to the New 2L Notes Purchasers, and (iv) the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal of $230.0 million;

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

7.
Holders of convenience class claims received either: (a) cash equal to the full allowed amount of such holder’s claim or (b) such lesser treatment as may otherwise be agreed to by such holder, the Debtors, the Majority Consenting Noteholders and the New 2L Notes Purchasers;

8.
Equity interests in the Subsidiary were canceled and extinguished without further notice to, approval of, or action by any entity, and each holder of an equity interest in the Subsidiary did not receive any distribution or retain any property on account of such equity interest in the Subsidiary. Equity interests in the Company were canceled and extinguished without further notice to, approval of, or action by any entity, and each holder of an equity interest in the Company did not receive any distribution or retain any property on account of such equity interest in the Company.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—Summary of Significant Accounting Policies

Basis of Presentation

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

In accordance with accounting principles generally accepted in the United States (“US GAAP”), we have applied ASC 852 “Reorganizations”, in preparing our consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the filing of the Bankruptcy Petitions, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases are recorded in “Reorganization items, net” in the accompanying Consolidated Statements of Operations.

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, we could sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected in our consolidated financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, the Plan of Reorganization materially changed the amounts and classifications in our historical consolidated financial statements.

Fresh Start Accounting—We applied fresh start accounting upon emergence from bankruptcy on the Effective Date. This resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed from the recorded values of our assets and liabilities as reflected in our consolidated financial statements as of October 12, 2016. The related adjustments were recorded in our consolidated statement of operations as reorganization items for the period April 15, 2016 to October 12, 2016 (Predecessor Company).

As a result, our consolidated balance sheets and consolidated statement of operations subsequent to the Effective Date will not be comparable to our consolidated balance sheets and statements of operations prior to the Effective Date. Our consolidated financial statements and related footnotes are presented in a format that illustrates the lack of comparability between amounts presented on or after October 12, 2016 and dates prior. Our financial results for future periods following the application of fresh-start accounting will be different from historical trends and the differences may be material.

References to the Successor relate to the Company on and subsequent to the Effective Date. References to the Predecessor refer to the Company prior to the Effective Date. The consolidated financial statements of the Successor have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

Principles of Consolidation—The consolidated financial statements of the Company included in this Annual Report on Form 10-K have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with US GAAP. The consolidated financial statements include the financial statements of Goodrich Petroleum Corporation and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. Certain data in prior period financial statements have been adjusted to conform to the presentation of the current period. We have evaluated subsequent events through the date of this filing.
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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable—Accounts payable consists of $2.0 million in trade accounts payable for amounts due vendors, $10.9 million in revenue payable for amounts due to royalty and working interest owners, $1.3 million due to joint interest owners and $0.2 million due on severance taxes and other.
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

Property and Equipment--Transition from Successful Efforts Method to Full Cost Accounting Method--Under U.S. Generally Accepted Accounting Principles ("GAAP"), two acceptable methods of accounting for oil and gas properties are allowed. These are the Successful Efforts Method and the Full Cost Method. Entities engaged in the production of oil and gas have the option of selecting either method for application in the accounting for their properties. The principal differences between the two methods are in the treatment of exploration costs, the computation of DD&A expense and the assessment of impairment of oil and gas properties.

Prior to October 12, 2016, we followed the Successful Efforts Method of Accounting for exploration and development expenditures. Under this method, costs of acquiring unproved and proved oil and natural gas leasehold acreage are capitalized. When proved reserves are found on an unproved property, the associated leasehold cost is transferred to proved properties. Significant unproved leases are reviewed periodically, and a valuation allowance is provided for any estimated decline in value. Costs of all other unproved leases are amortized over the estimated average holding period of the leases. Development costs are capitalized, including the costs of unsuccessful development wells. Additionally, oil and gas properties are assessed for impairment in accordance with Accounting Standards Codification 360.

Because a new entity has been created at the Effective Date, and there is no comparability to the predecessor company financial statements (see Note 3), upon emergence from bankruptcy we elected to adopt the Full Cost Method of Accounting. We believe that the true cost of developing a “portfolio” of reserves should reflect both successful and unsuccessful attempts at exploration and production. Application of the Full Cost Method of accounting will better reflect the true economics of exploring for and developing our oil and gas reserves. Therefore, as of October 12, 2016, we have used the Full Cost Method to account for our investment in oil and gas properties in the reorganized company.
Under the Full Cost Method, we will capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and gas properties and thereby subject to DD&A and the full cost ceiling test. Our sales of oil and gas properties are accounted for as adjustments to net proved oil and gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.
We amortize our investment in oil and gas properties through DD&A expense using the units of production (the “UOP”) method. This entails the quarterly provision for DD&A expense being computed by dividing production volumes for the period by the total proved reserves as of the beginning of the period (beginning of period reserves being determined by adding production to the end of period reserves), and applying the respective rate to the net cost of proved oil and gas properties and future development costs.
Full Cost Ceiling Test--The Full Cost Method requires that at the conclusion of each financial reporting period, the present value of estimated future net cash flows from proved reserves (adjusted for hedges and excluding cash flows related to estimated abandonment costs), be compared to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. This comparison is referred to as a "ceiling test". If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows. Estimated future net cash flows from proved reserves are calculated based on a 12-month average pricing assumption.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Full Cost Ceiling Test performed as of December 31, 2016 resulted in recording a $2.5 million write-down of the Successor oil and gas properties.

Exploration- Prior to October 12, 2016, we followed the Successful Efforts Method of Accounting. Under Successful Efforts Method of Accounting exploration expenditures, including geological and geophysical costs, delay rentals and exploratory dry hole costs were expensed as incurred. Costs of drilling exploratory wells were initially capitalized pending determination of whether proved reserves can be attributed to the discovery. If management determined that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells were expensed. We had no capitalized exploratory well costs that were pending the determination of proved reserves as of December 31, 2015.

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

•
Level 2 Inputs—quotes which are derived principally from or corroborated by observable market data. Included in this level are our Senior Credit Facility and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counterparties; and

•
Level 3 Inputs—unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this level would be acquisitions and impairments of oil and natural gas properties, our 2032 Exchange Notes, 8.0% Second Lien Notes, the embedded derivative associated with the 8.0% Second Lien Notes and 8.875% Second Lien Notes.

As of December 31, 2016, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

Impairment — Prior to October 12, 2016 under the Successful Efforts Method of Accounting, we periodically assess our long-lived assets recorded in oil and natural gas properties on the Consolidated Balance Sheets to ensure that they were not overstated or carried in excess of fair value, which was computed using level 3 inputs such as discounted cash flow models or valuations. Significant level 3 assumptions associated with discounted cash flow models or valuations used in the impairment evaluation include estimates of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data. An evaluation is performed on a field-by-field basis at least annually or whenever changes in facts and circumstances indicate that our oil and natural gas properties may be impaired.
To determine if a field is impaired, we compared the carrying value of the field to the undiscounted future net cash flows by applying management’s estimates of proved reserves, future oil and natural gas prices, future production of oil and natural gas reserves and future operating costs over the economic life of the property. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and the availability of capital to develop

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proved undeveloped reserves. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the field.
Fair value is estimated to be the present value of expected future net cash flows. Any impairment charge incurred is recorded in accumulated depletion, depreciation and amortization to reduce the carrying value of the field. Each part of this calculation is subject to a large degree of judgment, including the determination of the fields’ estimated reserves, future cash flows and fair value.

As of October 12, 2016, we had interests in oil and natural gas properties totaling $63.8 million, net of accumulated depletion, which we had accounted for under the successful efforts method. The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review. Due to the uncertainty inherent in these factors, we cannot predict when or if additional future impairment charges will be recorded. We estimate future net cash flows generated from our oil and natural gas properties using forecasted oil and natural gas prices published by the New York Mercantile Exchange (“NYMEX”).

In the third and fourth quarters of 2015, the average NYMEX 5-year forward strip pricing for oil and natural gas had significantly decreased compared to year end 2014. The declines in commodity prices was an indication that the carrying amount of certain of our oil and natural gas properties may not be recoverable from future cash flows.  Our impairment analysis in the third quarter of 2015 resulted in the recording a $32.5 million impairment on certain of our natural gas properties, which reduced the impaired fields’ carrying value to an estimated fair value of $7.8 million at the end of the third quarter. During the fourth quarter of 2015, NYMEX forward 5-year strip oil prices continued to decline by an average of 16% and natural gas strip prices continued to decline by an average of 6%. The price declines in the fourth quarter of 2015 resulted in recording an additional impairment of $419.6 million on both our oil and natural gas properties. The $419.6 million impairment recognized in the fourth quarter of 2015 reduced the carrying value of the impaired fields to an estimated fair value of $63.4 million as of December 31, 2015. In the aggregate we recorded $452.0 million of impairments during 2015. We recorded a $1.6 million impairment on the carrying value of our materials inventory on October 12, 2016 reducing our carrying value to $4.1 million on October 12, 2016.

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

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At December 31, 2016 and 2015, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

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

Concentration of Credit Risk—Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2016, and 2015 are as follows:

	Year Ended December 31,
	2016	2015
Genesis Crude Oil LP	44%	26%
Sunoco, Inc.	30%	17%
Occidental Energy MA	13%	—%
BP Energy Company	—%	31%

Share-Based Compensation—We account for our share-based transactions using the fair value as of the grant date and recognize compensation expense over the requisite service period. The fair value of each restricted stock award is measured using the closing price of our common stock on the day of the award.

Guarantee- As of the December 31, 2015 Goodrich Petroleum Company LLC, the wholly owned subsidiary of Goodrich Petroleum Corporation was the Subsidiary Guarantor of all our outstanding notes which included, the 8.875% Senior Notes due

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019, the 3.25% Convertible Senior Notes due 2026, the 5.0% Convertible Senior Notes due 2029, the 5.0% Convertible Senior Notes due 2032. the 5.0% Convertible Exchange Notes due 2032, the 8.0% Second Lien Senior Secured Notes due 2018 and the 8.875% Second Lien Senior Secured Notes due 2018. On October 12, 2016, the obligations of the Company with respect to the all the notes listed above were canceled and the holders receive common stock of the reorganized company pursuant to the Plan of Reorganization. See Note 6.

New Accounting Pronouncements

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public entities, the amendments are effective for annual periods beginning after December 15, 2016. Our adoption of this ASU will be effective in January 2017. We do not anticipate an impact on our financial statements until the fourth quarter of 2017, as that is when the initial vestings of restricted stock issued under our Management Incentive Plan occur.

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

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which seeks to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this standard in 2016 with no material impact on our financial statements. Prior period presentations have been adjusted to conform to the application of the standard.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest, which seeks to simplify presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. Entities should apply the amendments in this ASU on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. We adopted the provisions of this ASU in 2016. As a result, we reclassified prior year amounts within our Consolidated Balance Sheets to conform to the current year presentation.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers . ASU 2014-09 will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which it expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires disclosures that are sufficient to enable users to understand an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net) . This update provides clarifications in the assessment of principal versus agent considerations in the new revenue standard. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. The update reduces the potential for diversity in practice at initial application of Topic 606 and the cost and complexity of applying Topic 606. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This update rescinds certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities-Oil and Gas, effective upon adoption of Topic 606. These ASUs are effective for annual and interim periods beginning after December 15, 2017. We are assessing the impact that the adoption of these standards will have on our consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Fresh Start Accounting

Our Plan of Reorganization was approved by the Bankruptcy Court on September 28, 2016. Subsequently, we emerged from Chapter 11 bankruptcy on October 12, 2016. Upon our bankruptcy emergence, we were subject to the requirements of FASB ASC 852, "Reorganizations". This included evaluating our ability to adopt "Fresh Start Accounting" and determining the reorganization value of our post-emergence company. Additional information pertaining to our Plan of Reorganization and bankruptcy emergence is contained in Note 1 to these Consolidated Financial Statements.

We qualified for the adoption of Fresh-Start Accounting because (1) the holders of existing voting shares of the pre-emergence debtor-in-possession, referred to herein as the "Predecessor" or "Predecessor Company" received less than 50% of the voting shares of the post-emergence successor entity, referred to herein as the "Successor" or "Successor Company", that were outstanding after our bankruptcy emergence and (2) immediately prior to the approval of our reorganization plan, the reorganization value of the "Predecessor"Company's assets was less than the allowed claims and post-petition liabilities. Our adoption of fresh start reporting resulted in our becoming a new reporting entity for financial reporting purposes, with no beginning retained earnings or deficit. On October 13, 2016, we began to apply fresh start accounting as a new entity. Our post emergence financial statements are therefore presented on this basis. Upon our application of fresh start accounting, we allocated our reorganization value to our individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company's assets before considering liabilities. Application of fresh start accounting and the effects of the implementation of our Plan of Reorganization resulted in our Consolidated Financial Statements on or after October 12, 2016 not being comparable with the Consolidated Financial Statements prior to that date. All references made regarding "Successor" or "Successor Company" relate to the financial position and results of operations of our reorganized entity subsequent to October 12, 2016. References to "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of our entity prior to October 12, 2016.

Reorganization Value

Reorganization value was determined at our emergence date of October 12, 2016. It represents the fair value of the Successor Company's total assets and is intended to approximate the amount a willing buyer would pay for assets immediately after restructuring. We estimated the Successor Company asset value to be approximately $115 million inclusive of the $20 million net cash effect of the proceeds from the 2nd Lien Note. The valuation analysis was prepared with standard valuation techniques, which included a development plan, pricing models and discounting methods, and various other analytics. Information pertaining to reserves, inventory, fixed assets and other financial projections and information were used in the valuation analysis.

Proved Reserves

The Company determined the fair value of its proved producing oil and gas properties based upon the discounted cash flows expected to be generated from the properties. The valuation used New York Mercantile Exchange ("NYMEX ") WTI pricing for oil and Henry Hub pricing for natural gas. The after tax cash flows were discounted at 10.2%. This discount factor was derived from a weighted average cost of capital computation which utilized a blended expected cost of debt and expected returns on equity for similar industry participants. The cash flows were not risked since the properties consisted only proved producing properties.

Undeveloped Acreage

The Company owns undeveloped lease acreage in three major shale trends. The acreage is valued on a per acre basis reflecting recent acreage transactions within each trend.

Materials Inventory

The Company maintains an inventory of mostly tubular which is valued by market quote.

Asset Retirement Obligation

The Company has asset retirement obligations to plug and abandon wells at the end of their life. The company determines the Fair value of the obligation from quotes obtained from vendors for plug and abandonment cost which is escalated using 2.4% inflation factor and discounted using a credit adjusted risk free rate of 7.5%. The fair value is initially recorded as an asset and liability.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tangible Personal and Real Property

The company owns furniture, fixtures, computer equipment, software and fee land which is valued using the direct cost approach.

Current Assets

The company valued the current assets at book value due to their short term nature and includes the net cash effect of the 2nd Lien Note proceeds.

The following table reconciles the estimated fair value of the Successors Company assets at October 12, 2016 (in thousands):

October 12, 2016
Current assets	$28,216
Oil & gas properties
Proved Reserves	37,200
Undeveloped acreage	41,570
Asset Retirement Obligation	2,896
Materials inventory	4,125
Tangible personal & real property	984
Goodwill	9
Total asset value	$115,000
Balance sheet reclass (current assets)	18,201
Total successor assets	$96,799

Consolidated Balance Sheet

The information and adjustments set forth in the following consolidated balance sheet reflect our recent financial progression, beginning with that of our pre-emergence (Predecessor Company) and concluding with our current entity position (Successor Company). The completion of transactions as provided in our Plan of Reorganization are presented as "Reorganization Adjustments" and the fair value adjustments which resulted from our application of Fresh Start Accounting are specified as being "Fresh Start Adjustments." The explanatory notes emphasize methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions.

The following table reflects the reorganization and application of ASC 852 on our consolidated Balance Sheet as of October 12, 2016 (in thousands):

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Predecessor Company October 12, 2016	Reorganization Adjustments		Fresh Start Adjustments		Successor Company October 13, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,680	$—		$—		$3,680
Accounts receivable, trade and other, net of allowance	590	—		—		590
Accrued oil and gas revenue	4,207	—		—		4,207
Inventory	4,178	—		—		4,178
Prepaid expenses and other	1,161	—		—		1,161
Total current assets	13,816	—		—		13,816
Property and equipment
Unevaluated oil & gas properties (Full Cost Method)	—	—		41,570	(5)	41,570
Evaluated oil & gas properties (Full Cost Method)	—	—		40,104	(5)	40,104
Oil and gas properties (successful efforts method)	976,021	—		(976,021)	(5)	—
Furniture, fixtures and equipment	7,302	—		(6,318)	(5)	984
	983,323	—		(900,665)		82,658
Less: Accumulated depletion, depreciation and amortization	(919,121)			919,121	(5)	—
Net property and equipment	64,202	—		18,456		82,658

Other	325	—		—		325
	325	—		—		325
Total Assets	78,343	$—		$18,456		96,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	12,761	—		—		12,761
Accrued liabilities	10,368	—		—		10,368
Accrued abandonment costs	83	—		(83)	(6)	—
Current portion of debt	40,393	—		—		40,393
Total current liabilities	63,605	—		(83)		63,522

Long-term debt	—	—		—		—
Accrued abandonment cost	3,861	—		(965)	(6)	2,896
Liabilities subject to compromise	426,249	(426,249)	(1)	—		—
Total liabilities	493,715	(426,249)		(1,048)		66,418

Stockholders' equity:
Preferred stock, Series E	3	(3)	(2)	—		—
Preferred stock, Series D	4	(4)	(2)	—		—
Preferred stock, Series C	3	(3)	(2)	—		—
Preferred stock, Series B	1,483	(1,483)	(2)	—		—
Common stock (Predecessor)	15,995	(15,995)	(2)	—		—
Common stock (Successor)	—	68	(3)	—		68
Treasury Stock	(46)	46	(2)	—		—
Additional paid in capital (Predeccessor)	1,100,504	(1,100,504)	(2)	—		—
Additional paid in capital (Successor)		30,313	(3)	—		30,313
Retained earnings (Accumulated deficit)	(1,533,318)	1,513,814	(4)	19,504	(7)	—
Accumulated other comprehensive loss	—	—		—		—
Unamortized restricted stock awards	—	—		—		—
Total stockholders' equity (deficit)	(415,372)	426,249		19,504		30,381
Total Liabilities and Stockholders' Equity	78,343	—		18,456		96,799

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Liabilities subject to compromise were settled as follows in accordance with the Plan of Reorganization (in thousands):

8.0% Second Lien Senior Secured Notes due 2018	$100,000
8.875% Second Lien Senior Secured Notes due 2018	75,000
8.875% Senior Notes due 2019	116,828
3.25% Convertible Senior Notes due 2026	429
5.0% Convertible Senior Notes due 2029	6,692
5.0% Convertible Senior Notes due 2032	99,238
5.0% Convertible Exchange Senior Notes due 2032	6,305
Accrued interest	17,161
Accounts payable and accrued liabilities	4,596
Liabilities Subject to compromise at October 12, 2016	426,249
Fair value of equity in Successor Company	30,381
Gain on settlement of Liabilities subject to compromise	$395,868

2.	Reflects the cancellation of the Predecessor Company Preferred and Common Stock and associated Additional Paid in Capital.

3.
Reflects the issuance of 5.8 million shares of common stock to the Second Lien Noteholders, 0.1 million shares of common stock to the unsecured debt holders, and an issued 1.0 million common shares under the Management Incentive Plan. Additionally, the unsecured debt holders were issued warrants to purchase 1.3 million shares of common stock valued at $2.5 million.

4.    Reflects the cumulative impact of the reorganization adjustments discussed above (in thousands):

Gain on settlement of Liabilities subject to compromise	$395,868
Cancellation of Predecessor Company equity	(1,513,814)
Net impact to accumulated deficit	$(1,117,946)

5.	The following table summarizes the fair value adjustment on our oil and gas properties and accumulated depletion, depreciation and amortization (in thousands):

	Predecessor Company October 12 2016	Fresh Start Adjustments	Successor Company October 13, 2016
Oil and Gas Properties
Oil & gas properties (successful efforts method)	$868,703	$(868,703)	$—
Unproved properties (successful efforts method)	107,318	(107,318)	—
Proved properties (Full Cost Method)	—	40,104	40,104
Unproved properties ( Full Cost Method)	—	41,570	41,570
Total Oil and Gas Properties	976,021	(894,347)	81,674
Less: Accumulated depletion and impairments	(912,252)	912,252	—
Net Oil and Gas Properties	63,769	17,905	81,674

Furniture, Fixtures and other equipment	7,302	(6,318)	984
Less: Accumulated depreciation	(6,869)	6,869	—
Net Furniture, Fixtures and other equipment	433	551	984
Net Oil and Gas Properties, Furniture, and fixtures and accumulated depreciation	$64,202	$18,456	$82,658

6.    Reflects the adjustment of Asset Retirement Obligation to fair value at the effective date.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.
Reorganization Items represent items directly related to the Chapter 11 bankruptcy filing and implementation of the Plan of Reorganization and are classified as Gain on reorganization, net in the Consolidated Statement of Operations. The following table summarizes the reorganization items (in thousands):

	Successor	Predecessor

	Period from October 13, 2016 through December 31, 2016	Period from January 1, 2016 through October 12, 2016
Gain on settlement of liabilities subject to compromise	$—	$(395,868)
Gain on Fresh start adjustments	—	(19,504)
Professional fees and adjustments to debt	(130)	15,950
Gain on Reorganization items, net	$(130)	$(399,422)

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—Share-Based Compensation Plans

Overview

We emerged from Chapter 11 on October 12, 2016, at which time we also canceled our 2006 Long Term Incentive Plan, as amended in 2015. The 2006 Long Term Incentive Plan provided for grants to officers, employees and non-employee directors of compensation in the form of restricted stock and options. Upon cancellation of the 2006 Long Term Incentive Plan, no awarded options were outstanding, while 2.2 million non-vested restricted stock awards remained outstanding with a related $2.8 million in unamortized expense. All outstanding awards were canceled with the unamortized expense recorded to Gain on reorganization items, net on the Predecessor period Consolidated Statements of Operations.

We measure the cost of stock based compensation based on the fair value of the award as of the grant date, net of estimated forfeitures. Awards granted are valued at fair value and recognized on a straight-line basis over the service periods (or the vesting periods) of each award. We estimate forfeiture rates for all unvested awards based on our historical experience.

Management Incentive Plan (Successor Company)

The Confirmation Order related to our Chapter 11 Reorganization Plan approved a Management Incentive Plan (the "MIP") which provides for awards of restricted stock, option, performance awards, phantom shares and stock appreciation rights to directors, officers, employees, and consultants. The MIP initially provided for the issuance of 1.0 million shares of common stock, all of which were granted on October 12, 2016 pursuant to the Plan of Reorganization.

In December 2016, an additional 0.9 million shares, with a grant date fair value of $12.00, were awarded and will vest over a service period of up to 3 years except for grants to Directors which vest over 12 months.

The Management Incentive Plan is intended to promote the interests of the Company by providing a means by which employees, consultants and directors may acquire or increase their equity interest in the Company and may develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The Management Incentive Plan is also intended to enhance the ability of the Company and its Subsidiary to attract and retain the services of individuals who are essential for the growth and profitability of the Company.

The Management Incentive Plan provides that the Compensation Committee shall have the authority to determine the participants to whom stock options, restricted stock, performance awards, phantom shares and stock appreciation rights may be granted.

 The following tables summarizes the pretax components of our share-based compensation programs recorded, recognized as a component of general and administrative expenses in the Consolidated Statements of Operations (in thousands):

Management Incentive Plan	Year Ended December 31,
	2016	2015
Restricted stock expense	$187	$—
Stock option expense	—	—
Director stock expense	53	—
Total share-based compensation:	$240	$—
Restricted stock awarded under the MIP Plan typically have a vesting period of one to three years. During the vesting period, ownership of restricted stock shares subject to the vesting period cannot be transferred and the shares are subject to forfeiture if employment ends before the end of the vesting period. Certain restricted stock awards provide for accelerated vesting. Restricted shares are not considered to be currently issued and outstanding until the restrictions lapse and/or they vest.

Management Incentive Plan	Number of Shares Granted	Value of Shares Granted	Fair Value of Stock Vested
		(thousands)	(thousands)
2016	1,859,570	$14,365	$2,944

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock activity and changes under our new Management Incentive Plan for the period October 12, 2016 to December 31, 2016, are reflected in the tables below:

Management Incentive Plan	Number of Shares	Weighted Average Grant-Date Fair Value	Total Value
			(thousands)
Unvested at October 12, 2016	—	—	—
Granted	1,859,570	$7.72	$14.365
Vested	(726,904)	4.05	2.944
Forfeited	—	—	—
Unvested at December 31, 2016	1,132,666	$10.08	$11.421

As of December 31, 2016, total unrecognized compensation cost related to restricted stock is as follows:

Management Incentive Plan	Unrecognized compensation costs	Weighted Average years to recognition
	(thousands)	(years)

December 31, 2016	$11,181	2.77

2006 Long Term Incentive Plan (Predecessor Company)

Upon our emergence from Chapter 11 on October 12, 2016, the 2006 Long Term Incentive Plan was canceled.
The following tables summarizes the pretax components of our share-based compensation programs recorded, recognized as a component of general and administrative expenses in the Consolidated Statements of Operations (in thousands):

2006 Long-Term Incentive Plan	Period from January 1, 2016 through October 12, 2016	For the Year Ended December 31, 2015
Restricted stock expense	$3,307	$6,689
Stock option expense	—	—
Director stock expense	—	754
Total share-based compensation:	$3,307	$7,443

Stock Options
As discussed above, our 2006 Long Term Incentive Plan was canceled upon our bankruptcy emergence on October 12, 2016. The 2006 Long Term Incentive Plan provided that the option price of shares issued be equal to the market price on the date of grant. With the exception of option grants to non-employee directors, which vested immediately, options vested ratably on the anniversary of the date of grant over a period of time, typically three years. Our stock options expired in seven or ten years after the date of grant.
Option activity under our stock option plan as of October 12, 2016 and changes during the year through October 12, 2016 were as follows:

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding at January 1, 2016	60,000	$27.81	0.36	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(60,000)	—	—	—
Outstanding at October 12, 2016	—	$—	—	$—
Exercisable at October 12, 2016	—	$—	—	$—

The outstanding options had no intrinsic value as of December 31, 2015.

      As of December 31, 2015, all compensation cost related to the stock options had been recognized in earnings. No stock options were granted in 2016 and as of October 12, 2016, there were no options outstanding due to the cancellation of the 2006 Long Term Incentive Plan.
Restricted Stock
Restricted stock awarded under the 2006 Long term Incentive Plan typically had a vesting period of three years. As discussed, all restricted stock awarded under the 2006 Long Term Incentive Plan was canceled. During the vesting period, ownership of restricted stock shares subject to the vesting period could not be transferred and the shares were subject to forfeiture if employment ended before the end of the vesting period. Certain restricted stock awards provide for accelerated vesting. Restricted shares are not considered to be currently issued and outstanding until the restrictions lapse and/or they vest.
Restricted stock activity and values under our plan for the period January 1, 2016 through October 12, 2016 and for the year ended December 31, 2015 were as follows:

2006 Long Term Incentive Plan	Number of Shares Granted	Value of Shares Granted	Fair Value of Stock Vested
		(thousands)	(thousands)
2016	126,891	$15	$24
2015	2,679,580	$2,525	$394

Upon our emergence from Chapter 11 on October 12, 2016, the 2006 Long Term Incentive Plan was canceled.

Restricted stock activity and changes under the prior 2006 Long Term Incentive Plan as of for the period January 1, 2016 to October 12, 2016, are reflected in the tables below:

2006 Long Term Incentive Plan	Number of Shares	Weighted Average Grant-Date Fair Value	Total Value
			(thousands)
Unvested at January 1, 2016	3,136.851	$2.25	$7,066
Granted	126.891	0.12	15
Vested	(924.816)	0.83	(768)
Forfeited	(160.507)	21.84	(3,505)
Canceled at October 12, 2016	2,178.419	$1.29	$2,808

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Asset Retirement Obligations
The reconciliation of the beginning and ending asset retirement obligation for the periods ending December 31, 2016 and 2015 is as follows (in thousands):

	Successor	Predecessor	Predecessor
	October 13, 2016 to December 31, 2016	January 1, 2016 to October 12, 2016	Year ended December 31, 2015
Beginning balance	$2,897	$3,728	$6,510
Liabilities incurred	—	—	15
Revisions in estimated liabilities	—	—	—
Liabilities settled	—	—	(62)
Accretion expense	36	216	434
Dispositions (1)	—	—	(3,169)
Ending balance	$2,933	$3,944	$3,728
Current liability	$—	$83	$83
Long term liability	$2,933	$3,861	$3,645

(1)	The majority of the 2015 dispositions represent the divestiture of our producing Eagle Ford Shale Trend properties.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—Debt
Debt consisted of the following balances as of the dates indicated (in thousands):

	Successor			Predecessor
	December 31, 2016			December 31, 2015
	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount (5)	Fair Value (1)
Exit Credit Facility (7)	$16,651	$16,651	$16,651	$—	$—	$—
13.50% Convertible Second Lien Term Loan (8)	41,170	30,554	29,036	—	—	—
Senior Credit Facility	—	—	—	27,000	25,387	27,000
8.0% Second Lien Senior Secured Notes due 2018 (2) (6)	—	—	—	100,000	87,529	14,512
8.875% Second Lien Senior Secured Notes due 2018 (6)	—	—	—	75,000	91,364	7,586
8.875% Senior Notes due 2019 (6)	—	—	—	116,828	115,599	9,346
3.25% Convertible Senior Notes due 2026 (6)	—	—	—	429	429	64
5.0% Convertible Senior Notes due 2029 (3) (6)	—	—	—	6,692	6,692	67
5.0% Convertible Senior Notes due 2032 (4) (6)	—	—	—	98,664	95,882	6,923
5.0% Convertible Exchange Senior Notes due 2032 (6)	—	—	—	26,849	42,625	26,649
Total debt	$57,821	$47,205	$45,687	$451,462	$465,507	$92,147

(1)
The carrying amount for the Senior Credit Facility represents fair value as it was fully secured. The fair values of the notes were obtained by direct market quotes within Level 1 of the fair value hierarchy. The fair value of our Second Lien Notes and 2032 Exchange Notes were obtained using a discounted cash flow model within Level 3 of the fair value hierarchy. Level 1 and Level 3 of the fair value hierarchy are defined in this Item 8.

(2)
The debt discount was being amortized using the effective interest rate method based upon a two and a half year term through September 1, 2017, the first repurchase date applicable to the 8.0% Second Lien Notes. The $13.1 debt discount that existed when the Bankruptcy Petitions were filed on the Petition Date was written off to Reorganization items, net during the second quarter of 2016. The debt discount as of December 31, 2015 was $11.0 million.

(3)	The debt discount was amortized using the effective interest rate method based upon an original five year term through October 1, 2014. The debt discount was fully amortized as of December 31, 2014.

(4)
The debt discount was being amortized using the effective interest rate method based upon a four year term through October 1, 2017, the first repurchase date applicable to the 2032 Notes. The $1.7 million debt discount that existed when the Bankruptcy Petitions were filed on April 15, 2016 was written off to Reorganization items, net during the second quarter of 2016. The debt discount was $2.0 million as of December 31, 2015.

(5)
The carrying amount of debt is net of deferred loan costs of $5.1 million as of December 31, 2015. Deferred financing costs were amortized using the straight-line method through the contractual maturity dates for the Senior Credit Facility and the 2019 Notes, through the first put date of September 1, 2017 for the 8.0% Second Lien Notes and through the first put date of October 1, 2017 for the 2032 Notes. The $3.0 million of deferred loan costs for the 2019 Notes, 8.0% Second Lien Notes and 2032 Notes that existed when the Bankruptcy Petitions were filed on the Petition date was written off to Reorganization items, net during the second quarter of 2016.

(6) Classified as Liability subject to compromise as of October 12, 2016.
(7) The carrying amount for the Exit Credit Facility represents fair value as it was fully secured.
(8) The debt discount is being amortized using the effective interest rate method based upon a maturity date of August 30, 2019. The principal includes $1.2 million of Paid-In-Kind interest. The carrying value includes $10.6 million of

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unamortized debt discount.The fair value of the notes was obtained by using a Binomial Lattice Model within Level 3 of the fair value hierarchy.

The following table summarizes the total interest expense for the periods shown including contractual interest expense, amortization of debt discount, accretion and financing costs and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates).

	Period from October 13, 2016 through December 31, 2016		Period from January 1, 2016 through October 12, 2016		For the Year Ended December 31, 2015
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$—	—	$3,342	—	$4,308	5.1%
Exit Credit Facility	306	7.3%	—	—	—	—%
13.50% Convertible Second Lien Notes	1,518	24.7%	—	—	—	—%
8.0% Second Lien Senior Secured Notes due 2018	—	—	936	*	11,515	16.4%
8.875% Second Lien Senior Secured Notes due 2018	—	—	—	—	2,333	*
8.875% Senior Notes due 2019	—	—	3,107	*	21,668	9.2%
3.25% Convertible Senior Notes due 2026	—	—	4	*	13	3.3%
5.0% Convertible Senior Notes due 2029	—	—	97	*	335	5.0%
5.0% Convertible Senior Notes due 2032	—	—	2,382	*	12,495	8.6%
5.0% Convertible Exchange Senior Notes due 2032	—	—	1,484	*	2,088	*
Other	—	—	46	*	52	*
Total	$1,824		$11,398		$54,807
* - Not meaningful

The Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under all of its outstanding debt instruments. The agreements governing the Company’s debt instruments provided that as a result of the Bankruptcy Petitions, the principal and interest due thereunder was immediately due and payable. However, any efforts to enforce such payment obligations under the Company’s debt instruments were automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments were subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On October 12, 2016, upon the Company’s emergence from bankruptcy, the Second Lien Notes were exchanged for 98% of the common stock of the reorganized Company and the unsecured senior notes along with certain other unsecured claims were exchanged for 2% of the common stock of the reorganized company. The $40.4 million amount outstanding amounts under the Senior Credit Facility was paid down to $20.0 million with proceeds from the sale of the Convertible Second Lien Notes and cash on hand at closing.
Senior Credit Facility
As of October 12, 2016, we had $40.4 million outstanding under the Senior Credit Facility inclusive of the accrued default penalty. Following the reduction of the borrowing base to $20.0 million after the April 1, 2016 borrowing base redetermination, the Company had a borrowing base deficiency of $20.2 million. Pursuant to the terms of a cash collateral order entered in the bankruptcy proceeding on the Petition Date, interest was accrued and paid monthly based on a 2.25% margin which calculated to 5.75% per annum. Additionally, a post-default rate of 2.00% is accreted on the outstanding balance. Substantially all of our assets were pledged as collateral to secure the Senior Credit Facility. The Senior Credit Facility had a maturity date of February 24, 2017.
The commencement of the Chapter 11 Cases on the Petition Date constituted an event of default that accelerated the Company’s obligations under the Senior Credit Facility. Additionally, other events of default existed which included, but were not limited to, the presence of an explanatory paragraph regarding the substantial doubt about our ability to continue as a going

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

concern in the report of our independent registered public accounting firm that accompanied our audited consolidated financial statements for the year ended December 31, 2015. We were also not in compliance with the certain financial covenants under the terms of the Senior Credit Facility as of the 2016 quarter ends and at December 31, 2015. On October 12, 2016, in connection with the consummation of the Plan of Reorganization, the Senior Credit Facility was terminated.
Exit Credit Facility
On October 12, 2016, upon consummation of the Plan of Reorganization, the Company entered into an Exit Credit Agreement (the “Exit Credit Agreement”) with the Subsidiary, as borrower (the “Borrower”), and Wells Fargo Bank, National Association, as administrative agent (“the Administrative Agent”), and certain other lenders party thereto. Pursuant to the Exit Credit Agreement, the lenders party thereto provided the Borrower with a $20.0 million senior secured term loan credit facility, with an outstanding principal amount of $20.0 million.

The maturity date of the Exit Credit Agreement is September 30, 2018, unless the Borrower notifies the Administrative Agent that it intends to extend the maturity date to September 30, 2019, subject to certain conditions and the payment of a fee.

Until such maturity date, the Loans (as defined in the Exit Credit Agreement) under the Exit Credit Agreement shall bear interest at a rate per annum equal to (i) the alternative base rate plus an applicable margin of 4.50% or (ii) adjusted LIBOR plus an applicable margin of 5.50%. As of December 31, 2016, the interest rate on the Exit Credit Facility was 6.39%.

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

Additionally, if the Borrower has outstanding borrowings and the Consolidated Cash Balance (as defined in the Exit Credit Agreement and First Amendment and Consent to Exit Credit Agreement dated December 2016) exceeds (i) the sum of $27.5 million plus $21.3 million, which is calculated as the Equity Issuance Net Proceeds from the December 19, 2016 private placement of less $2.5 million, as the as of the close of business on the most recently ended business day on or before March 31, 2018 or (ii) $7.5 million as of the close of business on the most recently ended business day on or after April 1, 2018, the Borrower may also be required to make mandatory prepayments in an aggregate principal amount equal to such excess.

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

The Exit Credit Agreement also contains certain affirmative and negative covenants, including delivery of financial statements; conduct of business; reserve reports; title information; collateral and guarantee requirements; indebtedness; liens; dividends and distributions; investments; sale or discount of receivables; mergers; sale of properties; termination of swap agreements; transactions with affiliates; negative pledges; dividend restrictions; gas imbalances; take-or-pay or other prepayments; and swap agreements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Exit Credit Agreement also contains certain financial covenants, including the maintenance of (i) a Total Proved Asset Coverage Ratio (as defined in the Exit Credit Agreement) not to be less than 1.5 to 1.0 initially, and increasing to 2.0 to 1.0 on or after December 31, 2018, (ii) Secured Debt Asset Coverage Ratio (as defined in the Exit Credit Agreement) not to be less than 1.10 to 1.00 initially, and increasing to 1.35 to 1.00 after March 31, 2017 but before September 30, 2017 and 1.50 to 1.00 after September 30, 2017, in the case of clauses (i) and (ii), to be determined as of January 1 and July 1 each year and as of the date of any Material Acquisition (as defined in the Exit Credit Agreement) or Material Disposition (as defined in the Exit Credit Agreement), (iii) commencing with the fiscal quarter ending March 31, 2018, a ratio of Debt (as defined in the Exit Credit Agreement) as of the end of each fiscal quarter to EBITDAX for the twelve months ending on the last day of such fiscal quarter, not to exceed 4.00 to 1.00, (iv) limitations on Consolidated Cash Balance, (v) limitations on general and administrative expenses and (vi) minimum liquidity requirements.

The Exit Credit Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; voluntary and involuntary bankruptcy; judgments; and change of control.

As of December 31, 2016, we were in compliance with all covenants within the Exit Credit Agreement.

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

The aggregate principal amount of the Convertible Second Lien Notes is convertible at the option of the Purchasers at any time prior to the scheduled maturity date into an amount of the Company’s common stock equal to 15% of the New Common Stock of the reorganized Company on a fully diluted basis. The Purchasers were also issued 10-year costless warrants for common stock equal to 20% of the common stock of the reorganized Company on a fully diluted basis, received a second priority lien on all assets of the Debtors, and have the right to appoint two members to the Board. For additional information regarding the option to covert and the issuance of the ten year costless warrants, see Note 9.

The Convertible Second Lien Notes will mature on August 30, 2019, or such later date as set forth in the Convertible Second Lien Notes, but in no event later than March 30, 2020. The Convertible Second Lien Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in kind on the then outstanding principal amount of the Convertible Second Lien Notes by increasing the principal amount of the outstanding Convertible Second Lien Notes or by issuing additional Second Lien Notes (“PIK Interest Notes”). The PIK Interest Notes are not convertible. During such time as the Exit Credit Agreement (but not any refinancing or replacement thereof) is in effect, interest on the Convertible Second Lien Notes must be paid in-kind.

The Indenture governing the Second Lien Notes contains certain covenants pertaining to us and our subsidiary, including delivery of financial reports; environmental matters; conduct of business; use of proceeds; operation and maintenance of properties; collateral and guarantee requirements; indebtedness; liens; dividends and distributions; limits on sale of assets and stock; business activities; transactions with affiliates; and changes of control.

The Indenture also contains certain financial covenants, including the maintenance of (i) a Total Proved Asset Coverage Ratio (as defined in the Exit Credit Agreement) not to be less than 1.10 to 1.00 on or before March 31, 2017 initially and increasing to 1.35 to 1.00 after March 31, 2017 but on or before September 30, 2017 and 1.50 to 1.00 after September 30, 2017, to be determined as of January 1 and July 1 of each year; (ii) limitations on general and administrative expenses and (iii) minimum liquidity requirements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, we were in compliance with all covenants within the Indenture that governs the Second Lien Notes.
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
We separately accounted for the liability and equity components of our 8.0% Second Lien Notes in a manner that reflected our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 8.0% Second Lien Notes using a discount rate of 32% on the date of issuance. We attributed $78.7 million of the 8.0% Second Lien Notes relative fair value to the debt component, which compared to the face value results in a debt discount of $21.3 million. Additionally, we recorded $15.8 million within additional paid-in capital representing the equity component of the 8.0% Second Lien Notes. The debt discount has been amortized using the effective interest rate method. The $13.1 million unamortized debt discount that remained when the Bankruptcy Petitions were filed on the Petition Date was written off to Reorganization items, net during the second quarter of 2016. We also identified an embedded derivative associated with the 8.0% Second Lien Notes stemming from the length of time between the maturity date of March 15, 2018 and the put date of September 1, 2017. We valued the embedded derivative at $5.9 million using the discounted cash flow method on the date of issuance. The embedded derivative feature was recorded at fair value each reporting period with changes in fair value being reported as interest expense in the consolidated statements of operations. The $0.9 million fair value of the embedded derivative that existed when the Bankruptcy Petitions were filed on April 15, 2016 was reduced to zero during the second quarter of 2016. On October 12, 2016, the obligations of the Company with respect to the 8.0% Second Lien Notes were canceled and the holders receive common stock of the reorganized company pursuant to the Plan of Reorganization.
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
We accounted for this transaction as a troubled debt transaction pursuant to guidance provided by FASB ASC section 470-60 “Troubled Debt Restructurings by Debtors”. We had determined that the prospective undiscounted cash flows from the 8.875% Second Lien Notes through their maturity did not exceed the adjusted carrying amount of the retired 2019 Notes, consequently a gain of $62.6 million was recognized for this exchange in 2015. Accordingly, on the date of the exchange, a carrying amount of $91.4 million was recorded as a liability and we recorded $2.5 million in additional paid in capital representing the fair value of the warrants issued. The carrying amount of the 8.875% Second Lien Notes was adjusted downward from $91.4 million to the $75.0 million principal amount when the Bankruptcy Petitions were filed on the Petition Date, with the $16.4 million gain recognized in Reorganization items, net on the Consolidated Statements of Operations in

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016. On October 12, 2016, the obligations of the Company with respect to the 8.0% Second Lien Notes were canceled and the holders receive common stock of the reorganized company pursuant to the Plan of Reorganization.
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
As described above, on October 1, 2015, we closed a privately-negotiated exchange under which we retired, in two tranches, $158.2 million in aggregate original principal amount of our outstanding 2019 Notes in exchange for the issuance of $75.0 million in aggregate original principal amount of our 8.875% Second Lien Notes and 38,250 warrants. Each warrant was entitled to purchase approximately 156.9 shares of our $0.20 par value common stock for $1.00 per share. Following this exchange, approximately $116.8 million aggregate original principal amount of the 2019 Notes remained outstanding. On October 12, 2016, the obligations of the Company with respect to the 2019 Notes were canceled and the holders receive common stock of the reorganized company pursuant to the Plan of Reorganization.
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
On October 12, 2016, the obligations of the Company with respect to the 2029 Notes were canceled and the holders receive common stock of the reorganized company per pursuant to the Plan of reorganization.
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
We separately accounted for the liability and equity components of our 2032 Notes in a manner that reflects our nonconvertible debt borrowing rate when interest is recognized in subsequent periods. We measured the debt component of the 2032 Notes using an effective interest rate of 8%. We attributed $158.8 million of the fair value to the 2032 Note debt component which compared to the face results in a debt discount of $7.5 million which was being amortized through the first

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

put date of October 1, 2017. Additionally, we recorded $24.4 million within additional paid-in capital representing the equity component of the 2032 Notes. A debt discount of $2.0 million remained to be amortized on the 2032 Notes as of December 31, 2015. The $1.7 million debt discount that existed when the Bankruptcy Petitions were filed on the Petition Date was written off to Reorganization items, net during the second quarter of 2016. On October 12, 2016, the obligations of the Company with respect to the 2032 Notes were canceled and the holders receive common stock of the reorganized company pursuant to the Plan of Reorganization.
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

We accounted for these exchange transactions as troubled debt restructuring transactions pursuant to guidance provided by FASB ASC section 470-60 “Troubled Debt Restructurings by Debtors”. We had determined that the prospective undiscounted cash flows from the 2032 Exchange Notes through their maturity exceed the adjusted carrying amount of the retired 2032 Notes, consequently a gain on extinguishment of debt was not recognized for these exchanges. Accordingly, on the date of the September 8, 2015 exchange, a carrying amount of $45.2 million remained as a liability and we recorded $10.1 million to additional paid in capital representing the net fair value of the convert feature. On the date of the October 14, 2015 exchange, a carrying amount of $14.8 million remained as a liability and we recorded $2.5 million to additional paid in capital representing the net fair value of the convert feature. An annual discount rate of 1.3% and 1.4%, respectively, was being used to amortize the liability until maturity on October 1, 2032. During 2016, holders converted an aggregate amount of $32.4 million of 2032 Exchange Notes into our common stock. The carrying amount of the 2032 Exchange Notes was adjusted downward from $10.2 million to the $6.3 million principal amount when the Bankruptcy Petitions were filed on April 15, 2016, with the $3.9 million gain recognized in Reorganization items, net on the 2016 Consolidated Statements of Operations. On October 12, 2016, the obligations of the Company with respect to the 2032 Exchange Notes were canceled. and the holders receive common stock of the reorganized company pursuant to the Plan of Reorganization.

3.25% Convertible Senior Notes Due 2026

On October 12, 2016, the obligations of the Company with respect to the 2026 Notes were canceled and the holders have the right to receive common stock of the reorganized company pursuant to the Plan of Reorganization.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Loss Per Common Share

Upon the our emergence from bankruptcy on October 12, 2016, as discussed in Note 1, the Predecessor company outstanding common and preferred stock was canceled. New common stock and warrants were then issued.
Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the years ended December 31, 2016, and 2015. The following table sets forth information related to the computations of basic and diluted loss per share.

	Successor	Predecessor	Predecessor
	Period from October 13, 2016 through December 31, 2016	Period from January 1, 2016 through October 12, 2016	For the Year Ended December 31, 2015
	(Amounts in thousands, except per share data)
Basic and Diluted loss per share:
Net loss applicable to common stock	$(4,307)	$358,707	$(409,880)
Weighted-average shares of common stock outstanding	7,184	77,236	56,315
Basic income (loss) per share	$(0.60)	$4.64	$(7.28)

Diluted income (loss) per share
Net income (loss) applicable to common stock	$(4,307)	$358,707	$(409,880)
Dividends on convertible preferred stock	—	2,990	—
Interest, discount, accretion and amortization of loan cost on 5% 2029 senior convertible notes, net of tax	—	63	—
Interest, discount, accretion and amortization of loan cost on 5% 2032 senior convertible notes, net of tax	—	1,548	—
Interest, discount, accretion and amortization of loan cost on 5% 2032 Exchange Notes due 2032, net of tax	—	28	—
Interest, discount, accretion and amortization of loan cost on 3.25% senior convertible notes, net of tax	—	3	—
Diluted net income (loss)	$(4,307)	$363,339	$(409,880)
Weighted-average shares of common stock outstanding	7,184	77,236	56,315
Common shares issuable upon assumed conversion of convertible preferred stock or dividends paid.	—	14,966	—
Common shares issuable upon assumed conversion of the 2026 Notes, 2029 Notes, 2032 Notes and 2032 Exchange Notes or interest paid.	—	5,911	—
Common shares issuable on assumed conversion of restricted stock, stock warrants and employee stock options were not included in the computation of diluted loss per common share.	—	256	—
Weighted-average diluted shares outstanding	7,184	98,369	56,315
Diluted income (loss) per share	(0.60)	3.69	(7.28)
(1) Common shares issuable upon assumed conversion of convertible preferred stock or dividends paid were not presented as they would have been anti-dilutive as of December 31, 2015. (i)	—	—	20,145
(2) Common shares issuable upon assumed conversion of the 2026 Notes, 2029 Notes, 2032 Notes and 2032 Exchange Notes or interest paid were not presented as they would have been anti-dilutive as of December 31, 2015. (i)	—	—	15,728
(3) Common shares issuable on assumed conversion of restricted stock, stock warrants and employee stock options were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive as of December 31, 2015. (i)	—	—	14,081

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Common shares issuable upon assumed conversion of Second Lien Term Loan 2019 were not presented as they would have been anti-dilutive.	1,875	—	—
(5) Common shares issuable related to the new Second Lien Term Loan Commitment Warrants and those related to Warrants issued to Unsecured Claim Holders were not presented as they would have been anti-dilutive.	3,750	—	—
(6) Common shares issuable related to Unsecured Claim Holders were not presented as they would have been anti dilutive.	39	—	—
(7) Common shares issuable on assumed conversion of restricted stock were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	24	—	—

(i) All Predecessor Company common stock, preferred stock, options, and warrants were canceled as of October 12, 2016.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—Income Taxes

We did not recognize any current or deferred income tax benefits or expense in 2016 and 2015.

The following is a reconciliation of the U.S. statutory income tax rate at 35% to our loss before income taxes (in thousands):

	Successor	Predecessor	Predecessor
	October 13, 2016 to December 31, 2016	January 1, 2016 to October 12, 2016	For the Year Ended December 31, 2015
Income tax (expense) benefit
Tax at U.S. statutory income tax	$(1,508)	$129,481	$167,799
Book restructuring gain	—	(146,770)	—
Valuation allowance	1,055	(5,003)	(185,698)
State income taxes-net of federal benefit	(111)	16,985	22,110
Nondeductible expenses and other	564	5,307	(4,211)
Total tax (expense) benefit	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	Successor	Predecessor
	December 31,
	2016	2015
Noncurrent deferred tax assets:
Operating loss carry-forwards	$3,033	$286,441
State Tax NOL and Credits	1,320	12,383
Statutory depletion carry-forward	7,035	7,035
AMT tax credit carry-forward	1,052	1,052
Compensation	244	3,040
Contingent liabilities and other	508	627
Derivative financial instruments	—	10
Debt discount	—	17,652
Property and equipment	112,274	172,313
Total gross noncurrent deferred tax assets	125,466	500,553
Less valuation allowance	(125,164)	(500,448)
Net noncurrent deferred tax assets	302	105
Noncurrent deferred tax liabilities:
Bond discount	(302)	(105)
Debt discount	—	—
Total non-current deferred tax liabilities	(302)	(105)
Net non-current deferred tax asset	$—	$—

Pursuant to the Plan of Reorganization, the Second Lien Notes, the Unsecured Notes and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”) provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the Plan. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration, including equity, issued. As a result of the market value of equity upon emergence from the Chapter 11 Cases, the amount of CODI realized was approximately $353.7 million, which will reduce the Company’s U.S. net operating losses. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of emergence, or January 1, 2017.
IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from the Chapter 11 Cases was considered a change in ownership for purposes of IRC Section 382. The limitation under the tax code is based on the value of the Company as of the emergence date. This ownership change and resulting annual limitation will eliminate an estimated $631.3 million of federal net operating losses previously available to offset future U.S. taxable income. The Company also has net operating losses in Louisiana and Mississippi which will be subject to limitation due to the ownership change. The Company reduced its state net operating loss carryforwards by $274.5 million for Louisiana and by $100.5 million for Mississippi due to the ownership change.
We have recorded a valuation allowance of $125.2 million at December 31, 2016, which results in no net deferred tax asset or liability appearing on our statement of financial position. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our recent history of net operating losses in 2016 and prior years) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable.
 As of December 31, 2016, we have federal net operating loss carry-forwards of approximately $643.9 million which have been reduced for the realized CODI of $353.7 million. These carryforwards are subject to IRC Section 382 and it is estimated $12.6 million will be available to offset future U.S taxable income. We also have an alternative minimum tax credit carry-forward not subject to expiration of $1.1 million which will not be used until after the available net operating losses have been used or expire and when regular tax exceeds the current year alternative minimum tax.

We did not have any unrecognized tax benefits as of December 31, 2016. The amount of unrecognized tax benefits may change in the next twelve months; however we do not expect the change to have a significant impact on our results of operations or our financial position. We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions. With limited exceptions, we are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.
Our continuing practice is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations before December 31, 2017.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Stockholders’ Equity

Successor Company

Chapter 11 Emergence and Issuance of New Equity

At December 31, 2016 there were 9,108,826 million shares of our Successor Company common stock outstanding, 75,000,000 authorized, $0.01 par value per share.

On October 12, 2016, in connection with our emergence from bankruptcy and according to the Plan of Reorganization, all existing shares of the Predecessor Company's common stock were canceled and the holders did not receive a distribution or retain any property in the reorganized company.

The Successor Company then issued 5,757,500 shares of the Company's new common stock par value $0.01, pro rata, to the Predecessor Company's former second lien note holders; 1,000,002 shares, awarded under the Management Incentive Plan of which 271,739 are vested but restricted and 273,098 vest over three years; 117,500 shares of common stock, pro rata, to the Predecessor Company's former unsecured note holders and former holders of general unsecured claims; of which 78,597 shares has been issued as of December 31, 2016. The 6,875,002 shares of common stock on October 12, 2016 was valued at $27.9 million and recorded in the Successor Company's equity. Pursuant to the Plan of Reorganization, 1,250,000 warrants separately valued at $2.5 million, were issued pro rata, to the Predecessor Company's former unsecured note holders and holders of general unsecured claims of which 836,158 are outstanding.

On October 12, 2016, the Successor Company issued 2,499,999 warrants pro rata to the purchasers of the $40.0 million 13.5% Convertible Second Lien Senior Secured Notes. We valued the warrants and convert feature in the notes separately using a Binomial Lattice Model. The warrants and the conversion feature were valued at $10.2 million and $0.8 million respectively. We recorded the combined $11.0 million value of the warrants and conversion feature in Additional paid-in capital and reduced the carry amount of the notes as debt discount. The debt discount will be amortized through August 30, 2019, the maturity date of the notes.

Private Placement of Common Stock

    On December 19, 2016, we sold 2,272,727 shares of our common stock at $11.00 per share in a private placement. The shares were sold to selected institutional and accredited investors. We plan to use the net proceeds of $23.8 million from the offering to fund our 2017 Haynesville Shale Trend development drilling program and for general corporate purposes, including working capital.
Predecessor Company
Conversions to Common Stock
In 2016, we issued 9.8 million shares of our common stock to holders that exercised their conversion rights on $19.6 million face amount of the 2032 Exchange Notes. We recorded the $32.4 million carrying amount of the converted 2032 Exchange Notes to stockholders’ equity. See Note 6.
Additionally, in 2016, we issued 5.2 million shares of our common stock to 10% Series E Cumulative Convertible Preferred Stock holders that exercised their conversion rights on approximately 1,032,610 depositary shares of Series E Preferred Stock.
Cancellation of Preferred Stock
Beginning in the third quarter of 2015 all preferred stock dividend declarations and payments were suspended. In aggregate there were $25.8 million and $10.5 million of dividends in arrears as of October 12, 2016 and December 31, 2015, respectively, for the outstanding shares of our 5.375% Series B Cumulative Convertible Preferred Stock, 10% Series C Cumulative Preferred Stock and 9.75% Series D Cumulative Preferred Stock.
5.375% Series B Cumulative Convertible Preferred Stock

During 2005 and 2006 we issued a total of 2,250,000 shares of our Series B Preferred Stock. Each share of the Series B Preferred Stock has a liquidation preference of $50 per share, aggregating to $82.5 million, and bears a dividend of 5.375% per annum. Dividends are payable quarterly in arrears beginning March 15, 2006. On December 18, 2015, holders of the Series B

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock exchanged 758,434 shares of Series B Preferred Stock for 910,112 depositary shares of our new Series E Preferred Stock in conjunction with a tender offer. Holders that participated in the Series E Preferred Stock exchange forfeited any claim to all dividends in arrears and any unpaid dividends through the settlement date of the exchange tender offer. We suspended payment of dividends in the third quarter of 2015 consequently, as of October 12, 2016 there were $2.0 million of Series B Preferred Stock dividends in arrears. On October 12, 2016, the obligations of the Company with respect to the 1,483,441 shares of outstanding 5.375% Series B Cumulative Convertible Preferred Stock were canceled and the holders did not receive a distribution or retain any property in the reorganized company per pursuant to the Plan of Reorganization.

10% Series C Cumulative Preferred Stock
In April 2013, we issued $110 million of Series C Preferred Stock and received $105.4 million net proceeds from the sale. The sale consisted of 4,400,000 depositary shares each representing a 1/1000th ownership interest in a share of Series C Preferred Stock, par value $1.00 per preferred share with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering. On December 18, 2015, holders of the Series C Preferred Stock exchanged 1,274,932 depositary shares of Series C Preferred Stock for 1,274,932 depositary shares of our new Series E Preferred Stock in conjunction with a tender offer. Holders that participated in the Series E Preferred Stock exchange forfeited any claim to all dividends in arrears and any unpaid dividends through the settlement date of the exchange tender offer. As of October 12, 2016 there were $3.9 million of Series C Preferred Stock dividends in arrears. On October 12, 2016, the obligations of the Company with respect to the 3,060 shares of outstanding 10% Series C Cumulative Preferred Stock were canceled and the holders did not receive a distribution or retain any property in the reorganized company pursuant to the Plan of Reorganization.

9.75% Series D Cumulative Preferred Stock

In August 2013, we issued $130 million of Series D Preferred Stock and received $124.9 million net proceeds from the sale. The sale consisted of 5,200,000 depositary shares each representing a 1/1000th ownership interest in a share of Series D Preferred Stock, par value $1.00 per preferred share with a liquidation preference of $25,000 per preferred share ($25.00 per depositary share) in an underwritten public offering. On December 18, 2015, holders of the Series D Preferred Stock exchanged 1,463,759 depositary shares of Series D Preferred Stock for 1,463,759 depositary shares of our new Series E Preferred Stock in conjunction with a tender offer. Holders that participated in the Series E Preferred Stock exchange forfeited any claim to all dividends in arrears and any unpaid dividends through the settlement date of the exchange tender offer. As of October 12, 2016 there were $4.6 million of Series D Preferred Stock dividends in arrears. On October 12, 2016, the obligations of the Company with respect to the 3,621 shares of outstanding 9.75% Series D Cumulative Preferred Stock were canceled and the holders did not receive a distribution or retain any property in the reorganized company pursuant to the Plan of Reorganization.
10% Series E Cumulative Convertible Preferred Stock
In conjunction with a tender offer that settled on December 18, 2015 we issued 3,648,803 depositary shares of Series E Preferred Stock each representing a 1/1000th ownership interest in a share of Series E Preferred Stock, par value $1.00 per preferred share in exchange for 758,434 shares of Series B Preferred Stock, 1,274,932 depositary shares of Series C Preferred Stock and 1,463,759 depositary shares of Series D Preferred Stock.

 Holders of shares of our Series E Preferred Stock were entitled to receive, when and if declared by our board of directors out of funds legally available for payment, cumulative dividends at the rate per annum of 10.00% per share on the liquidation preference thereof of $10.00 per share of our Series E Preferred Stock (equivalent to $1.00 per annum per share). Dividends on our Series E Preferred Stock were payable quarterly beginning on March 15, 2016, at such annual rate, and would accumulate from the most recent date as to which dividends shall have been paid whether or not in any dividend period or periods there would have been funds legally available for the payment of such dividends. Accumulations of dividends on shares of our Series E Preferred Stock would not bear interest.

We accounted for the Series E Preferred Stock exchange as an extinguishment transaction pursuant to SEC guidance codified provided by FASB Accounting Standards Codification (“ASC”) in section 260-10-S99-02. SEC guidance indicates when a preferred stock extinguishment has occurred the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of that preferred stock on the balance sheet should be subtracted from or added to net income to arrive at income available to common stockholders in the calculation of earnings per share. Accordingly, we recognized a $95.8 million return of dividend for the year ended December 31, 2015 that was added to net loss to arrive at net loss available to common stock.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2015, we issued 476,800 shares of our common stock to Series E Preferred Stock holders that exercised their conversion rights on approximately 95,000 depositary shares of Series E Preferred Stock. During 2016, we issued 5,163,050 shares of our common stock to the Series E Preferred Stock holders that exercised their conversion rights on 1,032,610 depository shares of Series E Preferred Stock.

On October 12, 2016, the obligations of the Company with respect to the 2,521 outstanding shares of 10% Series E Cumulative Convertible Preferred Stock were canceled and the holders did not receive a distribution or retain any property in the reorganized company pursuant to the Plan of Reorganization.
Preferred Stock Dividends

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

We reported dividend gains from preferred stock exchange transactions of $4.1 million on our Consolidated Statements of Stockholders' Equity(Deficit) for the period January 1, 2016 to October 12, 2016, while we reported preferred stock, net of $11.2 million on our Consolidated Statement of Operations for the same period. The difference represents the $15.3 million of preferred stock dividends in arrears.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—Derivative Activities
We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All derivative gains and losses during 2016 and 2015 are from our oil and natural gas derivative contracts and have been recognized in “Other income (expense)” on our Consolidated Statements of Operations. Our last interest rate derivative contract ended in 2010.
The embedded derivative associated with the 8.0% Second Lien Notes was extinguished upon cancellation of the Notes upon our bankruptcy emergence. For additional information see Note 6, "Debt" of these Consolidated Financial Statements.
The following table summarizes the gains and losses we recognized on our oil and natural gas derivatives for the periods presented.

	Successor	Predecessor	Predecessor
Oil and Natural Gas Derivatives (in thousands)	October 13, 2016 to December 31, 2016	January 1, 2016 to October 12, 2016	For Year Ended December 31, 2015
Gain on derivatives not designated as hedges	$—	$30	$7,367

Commodity Derivative Activity
We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivative contracts are approved by the Hedging Committee of our Board of Directors, and reviewed periodically by the Board of Directors.
Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Domestic crude oil and natural gas prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering derivative contracts. We would not have been at risk of losing any fair value amounts had our counterparties as a group been unable to fulfill their obligations as of December 31, 2016 since we did not have a derivative asset on our Consolidated Balance sheets as of December 31, 2016.
As of December 31, 2015, the open positions on our outstanding commodity derivative contracts, all of which were with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., were as follows:

Contract Type	Daily Volume	Total Volume	Fixed Price	December 31, 2015
Natural gas calls (MMBtu)
2016	20,000	7,320,000	$5.05-$5.06	$(30)
				$(30)
At December 31, 2016, we did not have any outstanding commodity derivative contracts.
The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of December 31, 2015 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 2 “Summary of Significant Accounting Policies” for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Predecessor Company
	2015 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$—	$—	$—
Non-current Assets Commodity Derivatives	—	—	—	—
Current Liabilities Commodity Derivatives	—	(30)	—	(30)
Non-current Liabilities Commodity Derivatives	—	—	—	—
Total	$—	$(30)	$—	$(30)

Generally we enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The fair value presented above are net and gross since there are no other off setting contracts as of December 31, 2015.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—Commitments and Contingencies
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
The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2016 (in thousands).

	Payment due by Period
	Note	Total	2017	2018	2019	2020	2020 and After
Debt	6	$75,315	$—	$16,651	$58,664	$—	$—
Office space leases		5,919	816	1,510	1,540	1,540	513
Office equipment leases		77	77	—	—	—	—
Operations contracts		855	799	20	20	16	—
Total contractual obligations (1)		$82,166	$1,692	$18,181	$60,224	$1,556	$513

(1)
This table does not include the estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $2.9 million as of December 31, 2016. We record a separate liability for the asset retirement obligations. See Note 5.

Operating Leases—We have commitments under an operating lease agreements for office space and office equipment leases. Total rent expense for the years ended December 31, 2016, and 2015 was approximately $1.5 million and $1.5 million, respectively.
Pipe Contracts— On June 10, 2015, we entered into an eighteen month term agreement with a third party vendor which obligated us to purchase $11.4 million in pipe. We were to receive and pay for approximately $0.6 million of pipe each month during the term of the agreement. Our obligation could be reduced subject to the vendor identifying an opportunity to sell the pipe to the open market.  We took delivery of seven shipments under this agreement and a $6.8 million commitment remained at December 31, 2015. The Agreement was terminated on May 12, 2016.
Defined Contribution Plan – We have a defined contribution plan (“DCP”) which matches a portion of employees’ contributions. Participation in the DCP is voluntary and all regular employees of the Company are eligible to participate. We charged to expense plan contributions of $0.1 million and $0.5 million in 2016 and 2015, respectively. We suspended the Company's portion of the match in April 2016.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—Related Party Transactions
For the year ended December 31, 2016, we did not have any related party transactions.

Patrick E. Malloy, III, resigned as Chairman of the Board of Directors of our Company in May 2015. Mr. Malloy is a principal of Malloy Energy Company, LLC (“MEC”). MEC owns various small working interests in the Bethany Longstreet field for which we are the operator. In accordance with industry standard joint operating agreements, we billed MEC for its share of capital and operating cost on a monthly basis. . Billings and revenue distributions during 2015 through the date of Mr. Malloy resignation from the Board of Directors was $0.3 million and $0.1 million, respectively.

We also serve as the operator for a number of other oil and natural gas wells owned by affiliates of MEC in which we will earn a working interest after payout. In accordance with industry standard joint operating agreements, we bill the affiliates for its share of the capital and operating costs of these wells on a monthly basis. Billings and revenue distributions during 2015 through the date of Mr. Malloy resignation from the Board of Directors was $0.2 million and $0.2 million, respectively.

Note 13 – Dispositions and Acquisitions

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

On December 13, 2016 we closed the sale of our shallow rights and the associated oil and gas reserves in our Longwood properties located in Caddo Parish in Louisiana for $1.0 million. We received net proceeds of $0.8 million after closing adjustments based on an effective date of November 1, 2016. We recorded the cash receipts as a reduction of our Full Cost Pool.

Note 14 – Subsequent Events

Subsequent to December 31, 2016, we executed 12,000 Mmbtu per day, natural gas put and call option transactions with BP Energy Company, which are effective from February 1, 2017 through December 31, 2017 with a floor price of $3.00 per Mmbtu and a ceiling price of $3.60 per Mmbtu.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION
(Unaudited)

Oil and Natural Gas Producing Activities (Unaudited)
Overview
All of our reserve information related to crude oil, condensate and natural gas was compiled based on estimates prepared and reviewed by our engineers. The technical persons primarily responsible for overseeing the preparation of the reserves estimates meet the requirements regarding qualifications. The reserves estimation is part of our internal controls process subject to management’s annual review and approval. These reserves estimates are prepared by Netherland, Sewell & Associates, Inc. (“NSAI”) and Ryder Scott Company (“RSC”), our independent reserve engineer consulting firms, as of December 31, 2016 and 2015. All of our proved reserves estimates shown herein at December 31, 2016 have been independently prepared by NSAI and RSC, respectively. NSAI prepared the estimates on all our proved reserves as of December 31, 2016 on our properties other than in the TMS. RSC prepared the estimate of proved reserves as of December 31, 2016 for our TMS properties. Copies of the summary reserve reports of NSAI and RSC for 2016 are filed as exhibits 99.1 and 99.2, respectively to this Annual Report on Form 10-K. All of the subject reserves are located in the continental United States, primarily in Texas, Louisiana and Mississippi.
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
Prices we used to value our reserves are based on the twelve-month un-weighted arithmetic average of the first-day-of-the-month price for the period January through December 2016. For oil volumes, the average price of $42.75 per barrel is adjusted by lease for quality, transportation fees, and regional price differentials. For natural gas volumes, the average price of $2.48 per MMBtu is adjusted by lease for energy content, transportation fees, and regional price differentials.
Capitalized Costs
The table below reflects our capitalized costs related to our oil and natural gas producing activities at December 31, 2016 and 2015 (in thousands):

	Full Cost Accounting Method	Successful Efforts Accounting Method
	Successor	Predecessor	Predecessor
	October 13, 2016 to December 31, 2016	January 1, 2016 to October 12, 2016	December 31, 2015
Proved properties	$61,040	$868,703	$866,802
Unproved properties	24,102	107,318	107,210
	85,142	976,021	974,012
Less: accumulated depreciation, depletion and amortization	(3,954)	(912,252)	(904,438)
Net oil and natural gas properties	$81,188	$63,769	$69,574
We did not have any capitalized exploratory well costs that were pending the determination of proved reserves as of December 31, 2016 and 2015, respectively.
Costs Incurred
Costs incurred in oil and natural gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows (in thousands):

	Full Cost Accounting Method	Successful Efforts Accounting Method
	Successor	Predecessor	Predecessor
	October 13, 2016 to December 31, 2016	January 1, 2016 to October 12, 2016	December 31, 2015
Property Acquisition
Unproved	$33	$450	$5,166
Proved	—	—	—
Exploration	—	498	9,668
Development (1)	$4,284	$1,560	$78,805
Total (2)	$4,317	$2,508	$93,639

(1)	Includes asset retirement costs of $0.0 million in 2016, $0.1 million in 2015.

(2)
Substantially all the costs incurred in the Successor period related to the Haynesville Shale Trend and the majority of the cost incurred in the 2016 Predecessor period related the Tuscaloosa Marine Shale Trend.

The following table sets forth our net proved oil and natural gas reserves at December 31, 2016, 2015 and 2014 and the changes in net proved oil and natural gas reserves during such years, as well as proved developed and proved undeveloped reserves at the beginning and end of each year:

	Natural Gas (Mmcf)			Oil, Condensate and NGLs (MBbls)
	2016	2015	2014	2016	2015	2014
Net proved reserves at beginning of period	31,851	104,832	329,616	3,834	28,143	20,431
Revisions of previous estimates (1)	(4,426)	(62,437)	(108,029)	(543)	(15,737)	(1,378)
Extensions, discoveries and improved recovery (2)	264,166	6,196	1,655	—	1,207	16,452
Purchases of minerals in place	—	—	—	—	—	—
Sales of minerals in place	2	(8,073)	(101,810)	—	(8,551)	(5,669)
Production	(5,555)	(8,667)	(16,600)	(476)	(1,228)	(1,693)
Net proved reserves at end of period	286,038	31,851	104,832	2,815	3,834	28,143
Net proved developed reserves:
Beginning of period	31,851	60,708	117,184	3,834	10,719	10,100
End of period	21,872	31,851	60,708	2,815	3,834	10,719
Net proved undeveloped reserves:
Beginning of period	—	44,124	212,432	—	17,424	10,331
End of period	264,166	—	44,124	—	—	17,424

	Natural Gas Equivalents (Mmcfe)
	2016	2015	2014
Net proved reserves at beginning of period	54,852	273,690	452,202
Revisions of previous estimates (1)	(7,683)	(156,858)	(116,298)
Extensions, discoveries and improved recovery (2)	264,166	13,440	100,368
Purchases of minerals in place	—	—	—
Sales of minerals in place (3)	2	(59,382)	(135,822)
Production	(8,410)	(16,038)	(26,760)
Net proved reserves at end of period	302,927	54,852	273,690
Net proved developed reserves:
Beginning of period	54,852	125,022	177,786
End of period	44,432	54,852	125,022
Net proved undeveloped reserves:
Beginning of period	—	148,668	274,416
End of period	258,495	—	148,668

(1)
Revisions of previous estimates in 2016 were negative, primarily due to increases in our operating expenditures and other tax rates. Revisions of previous estimates in 2015 were negative, primarily due to the transfer of undeveloped volumes out of the proved category.

(2)
Extensions and discoveries were positive on an overall basis in all three periods presented, primarily related to our drilling activity on existing properties in Southwest Mississippi, Southeast Louisiana and South Texas areas in 2014 and 2015. In 2016 we recognized a 264.2 Mmcfe gain reflecting our successful drilling results on our Haynesville Shale Trend Properties.

(3)	In 2015, we sold approximately 59.4 MMBoe attributed to the sale of producing properties in the Eagle Ford Shale Trend located in south Texas.
Standardized Measure
The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves as of year-end is shown below (in thousands):

	2016	2015	2014
Future revenues	$595,745	$245,411	$2,984,283
Future lease operating expenses and production taxes	(213,030)	(130,455)	(998,874)
Future development costs (1)	(222,892)	(20,146)	(656,659)
Future income tax expense	(456)	—	(14,531)
Future net cash flows	159,367	94,810	1,314,219
10% annual discount for estimated timing of cash flows	(102,445)	(24,915)	(669,483)
Standardized measure of discounted future net cash flows	$56,922	$69,895	$644,736
Index price used to calculate reserves (2)
Natural gas (per Mcf)	$2.48	$2.58	$4.35
Oil (per Bbl)	$42.75	$50.28	$94.99

(1)	Includes cumulative asset retirement obligations of $10.3 million and $10.1 million in 2016 and 2015, respectively.

(2)	These index prices, used to estimate our reserves at these dates, are before deducting or adding applicable transportation and quality differentials on a well-by-well basis.
The estimated future net cash flows are discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discount.
Changes in the Standardized Measure
The following are the principal sources of change in the standardized measure of discounted net cash flows for the years shown (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$69,895	$644,736	$468,147
Net changes in prices and production costs related to future production	(20,442)	(535,696)	68,605
Sales and transfers of oil and natural gas produced, net of production costs	(15,826)	(58,917)	(169,114)
Net change due to revisions in quantity estimates	(8,630)	(132,832)	(256,200)
Net change due to extensions, discoveries and improved recovery	25,638	24,895	377,823
Net change due to purchases and sales of minerals in place	648	(158,391)	(2,511)
Changes in future development costs	2,102	324,624	153,532
Previously estimated development cost incurred in period	—	—	17,191
Net change in income taxes	(164)	5,848	(1,727)
Accretion of discount	6,990	65,058	47,227
Change in production rates (timing) and other	(3,289)	(109,430)	(58,237)
Net increase (decrease) in standardized measures	(12,973)	(574,841)	176,589
Balance, end of year	$56,922	$69,895	$644,736

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 9, 2016 (the “Dismissal Date”), we dismissed Ernst & Young LLP (“E&Y”) from serving as our independent registered public accounting firm and engaged Hein & Associates LLP (“Hein”) as our new independent registered public accounting firm. Our Audit Committee unanimously approved and authorized the change, directed the process of review of candidate firms to replace E&Y and made the final decision to engage Hein.

The E&Y reports on the financial statements of the Company for the years ended December 31, 2015 and 2014 contained no adverse opinion or disclaimer of opinion and were not qualified, except for the 2015 report which included an explanatory paragraph that described conditions that raised substantial doubt about our ability to continue as a going concern as described in Note 1 to the financial statements. In connection with its audits of the years ended December 31, 2015 and 2014 and reviews of our financial statements through the Dismissal Date there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused them to make reference thereto in their reports on the financial statements.

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
As required by SEC rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of December 31, 2016, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.
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

Item 9B.	Other Information

 None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Our executive officers and directors and their ages and positions as of February 28, 2017, are as follows:

Name	Age	Position
Walter G. “Gil” Goodrich	58	Chairman of the Board of Directors, Chief Executive Officer and Director
Robert C. Turnham, Jr.	59	President, Chief Operating Officer and Director
Mark E. Ferchau	62	Executive Vice President
Michael J. Killelea	54	Senior Vice President, General Counsel and Corporate Secretary
Robert T. Barker	66	Vice President, Controller and Chief Financial Officer
Ronald Coleman	63	Director
Eugene I. Davis	62	Director
Adam Leight	61	Director
Tim Leuliette	67	Director
Tom Souers	63	Director

Robert T. Barker joined the Company in 2007 as Manager, Financial Reporting and has held various positions within the Accounting Department with increasing responsibility, most recently Vice President, Controller and Principal Accounting Officer. He was named Interim Chief Financial Officer in April 2016, and was named CFO in January 2017. Mr. Barker has over 30 years of experience in the energy industry. Prior to joining the Company, Mr. Barker was Controller for Cygnus Oil and Gas Corporation.

Ronald F. Coleman is an energy executive with over 37 years of international and domestic oilfield services operations. From 2012 to 2014, Mr. Coleman was president North America and executive vice president of Archer. Prior to that, Mr. Coleman served as chief operating officer and executive vice president of Select Energy Services in 2011. Mr. Coleman spent 33 years at BJ Services Company, serving as vice president of operations in U.S. and Mexico from 1998 to 2007 and vice president North America pumping from 2007 to 2010. He has served on numerous boards, including Torqued Up Energy Services, Titan Liner (CWCS Company), Solaris Oil Field Services, and Ranger Energy Services. He has also been appointed by boards to serve in advising roles by CSL Energy Opportunities Fund II, LP, and Matador Resources Company. He was appointed to the Company’s Board of Directors in 2016.

Eugene I. Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, or PIRINATE, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board of a number of businesses operating in diverse sectors such as telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining and transportation and logistics. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms, where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law.

Mr. Davis is also a director of the following public companies: Spectrum Brands, Inc., Genco Shipping and Trading Limited, WMIH Corp., and U.S. Concrete, Inc. During the past five years, Mr. Davis has also been a director of Ambassadors International, Inc., American Commercial Lines, Atlas Air Worldwide Holdings, Inc., Delta Airlines, Dex One Corp., Foamex International Inc., Footstar, Inc., Global Power Equipment Group Inc., Granite Broadcasting Corporation, GSI Group, Inc., Ion Media Networks, Inc., JGWPT Holdings Inc., Knology, Inc., Media General, Inc., Mosaid Technologies, Inc., Ogelbay Norton Company, Orchid Cellmark, Inc., PRG-Schultz International Inc., Roomstore, Inc., Rural/Metro Corp., SeraCare Life Sciences, Inc., Silicon Graphics International, Smurfit-Stone Container Corporation, Solutia Inc., Spansion, Inc., The Cash Store Financial

Services, Inc., Tipperary Corporation, Trump Entertainment Resorts, Inc., Viskase, Inc. (not a public corporation since 2008) and YRC Worldwide Inc.

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

Walter G. Goodrich became chairman of the board of Goodrich Petroleum Corporation in May 2015.  Mr. Goodrich served as vice chairman of the board since 2003 and has served as chief executive officer since 1995. Mr. Goodrich was Goodrich Oil Company’s vice president of exploration from 1985 to 1989 and its president from 1989 to 1995. Mr. Goodrich joined Goodrich Oil Company, which held interests in and served as operator of various properties owned by a predecessor of the Company, as an exploration geologist in 1980. He has served as a director since 1995.

Michael J. Killelea joined the Company as Senior Vice President, General Counsel and Corporate Secretary in 2009. He was named Executive Vice President in December 2016. Mr. Killelea has over 25 years of experience in the energy industry. In 2008, he serviced as interim Vice President, General Counsel and Corporate Secretary for Maxus Energy Corporation. Prior to that time, Mr. Killelea was Senior Vice President, General counsel and Corporate Secretary of Pogo Producing from 2000 through 2007.

K. Adam Leight has spent 35 years building and managing investment research departments, and covering the energy industry for major financial institutions. Mr. Leight is presently a managing member of Ansonia Advisors LLC, which provides independent research, capital markets, and corporate advisory services to various institutions and to the energy industry. Prior to that, Mr. Leight served as a managing director at RBC Capital Markets from 2008 to 2016, managing director at Credit Suisse from 2000 to 2007 and managing director at Donaldson, Lufkin & Jenrette from 1994 to 2000. Before that, Mr. Leight was managing director at Cowen & Company, vice president at Drexel Burnham Lambert, and an analyst at Sutro & Co. Mr. Leight has also served on the boards of Falcon Capital Management, University of Wisconsin ASAP, Temple Sharley Tefilo-Israel, and Gates of Israel Foundation. Mr. Leight holds an A.B. in economics from Washington University and an M.S. in investment finance from the University of Wisconsin. He was appointed to the Company’s Board of Directors in 2016.

Timothy D. Leuliette served as the president, chief executive officer and a member of the board of directors of Visteon Corporation from September 2012 to June 2015. Upon assuming his role at Visteon, Mr. Leuliette left FINNEA Group, a firm he had co-founded and where he was a senior managing director. He left the FINNEA Group’s predecessor firm to serve as chairman, president and chief executive officer of Dura Automotive LLC, for two years to oversee its emergence from bankruptcy, it’s financial and operational restructuring and its successful sale. Prior to that, Mr. Leuliette was co-chief executive officer of Asahi Tec Corporation and chairman and chief executive officer of its subsidiary Metaldyne Corporation, a company he co-founded in 2000. Mr. Leuliette was formerly president and chief operating officer of Penske Corporation, president and chief executive officer of ITT Automotive Group and senior vice president of ITT Industries Inc. Before joining ITT, Mr. Leuliette served as president and chief executive officer of Siemens Automotive L.P and was a member of the Siemens Automotive managing board and a corporate vice president of Siemens AG.

Mr. Leuliette has also served on numerous boards and recent directorships, including Visteon Corporation, Business Leaders of Michigan, and The Detroit Economic Club. He is a past chairman of the board of The Detroit Branch of The Federal Reserve Bank of Chicago. Mr. Leuliette holds a B.S. in mechanical engineering and a Master’s Degree in business administration from the University of Michigan. He was appointed to the Company’s Board of Directors in 2016.

Thomas M. Souers has served as petroleum engineering consultant at Netherland, Sewell & Associates, Inc. since 1991. During that time, Mr. Souers worked on a range of oil and gas reserves estimations, property evaluations for sales and acquisitions, analysis of secondary recovery projects, field studies, deliverability studies, prospect evaluations, and economic evaluations utilizing deterministic methodology for projects in North America, Europe, Africa, South America, and Asia. Prior to that time, Mr. Souers served as an operations engineer with GLG Energy LP, senior staff engineer with Wacker Oil Inc., area manager with Transco Exploration Company, and supervising engineer with Exxon Company, U.S.A. Mr. Souers holds a B.S. in civil engineering from North Carolina State University and an M.S. in civil engineering from the University of Florida. He was appointed to the Company’s Board of Directors in 2016.

Robert C. Turnham, Jr. has served as the chief operating officer of Goodrich Petroleum Corporation since 1995 and became president and chief operating officer in 2003. Mr. Turnham has held various positions in the oil and natural gas business since 1981. From 1981 to 1984, Mr. Turnham served as a financial analyst for Pennzoil. In 1984 he formed Turnham Interests, Inc. to pursue oil and natural gas investment opportunities. From 1993 to 1995, he served as president of Liberty Production Company, an oil and natural gas exploration and production company. He has served as a director since 2006.
Additional information required under this “Item 10—Directors, Executive Officers and Corporate Governance,” will be provided in our Proxy Statement for the 2017 Annual Meeting of Stockholders. The information required by this Item is incorporated by reference to the information provided in our definitive proxy statement for the 2017 annual meeting of stockholders to be filed within 120 days from December 31, 2016. Additional information regarding our corporate governance guidelines as well as the complete text of our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and our Nominating and Corporate Governance Committee may be found on our website at www.goodrichpetroleum.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information provided under the caption “Executive Compensation” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information provided under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2016.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the information provided under the caption “Transactions with Related Persons” and “Corporate Governance-Our Board-Board Size; Director Independence” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2016.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information provided under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2016.

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

2.2
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
4.2
Indenture, dated as of October 12, 2016, by and between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as the Subsidiary Guarantor, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 13.50% Convertible Second Lien Senior Secured Notes due 2019 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-12719) filed on October 14, 2016).

10.1
Exit Credit Agreement, dated October 12, 2016, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 14, 2016).

10.2
Commitment Letter, dated July 25, 2016, among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., Shenkman Capital Management, Inc., CVC Capital Partners, J.P. Morgan Securities LLC and Franklin Advisers, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s  Form 8-K (File No. 001-12719) filed on July 29, 2016).

10.3	Restructuring Support Agreement and term sheet, dated March 28, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-12719) filed on April 1, 2016).
10.4
Note Purchase Agreement, dated as of October 12, 2016, by and among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as subsidiary guarantor and the Purchasers named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-12719) filed on October 14, 2016).

10.5
Registration Rights Agreement, dated as of October 12, 2016, by and among Goodrich Petroleum Corporation and the Holders party thereto, relating to the Convertible Second Lien Notes. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-12719) filed on October 14, 2016).

10.6
Warrant Agreement, dated as of October 12, 2016, by and between Goodrich Petroleum Corporation and American Stock Transfer & Trust Company, LLC, relating to the 2L Fee Warrants (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-12719) filed on October 14, 2016).

10.7
Registration Rights Agreement, dated as of October 12, 2016, by and among Goodrich Petroleum Corporation and the Holders party thereto, relating to the 2L Fee Warrants (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-12719) filed on October 14, 2016).

10.8
Warrant Agreement, dated as of October 12, 2016, by and between Goodrich Petroleum Corporation and American Stock Transfer & Trust Company, LLC, relating to the UCC Warrants (Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (File No. 001-12719) filed on October 14, 2016).

10.9
Registration Rights Agreement, dated as of October 12, 2016, by and among Goodrich Petroleum Corporation and the Holders party thereto (Incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (File No. 001-12719) filed on October 14, 2016).

10.10
Common Stock Subscription Agreement, dated as of December 19, 2016, by and among the Company and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-12719) filed on December 22, 2016).

10.11
Registration Rights Agreement, dated as of December 22, 2016, by and among the Company and the Purchasers named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-12719) filed on December 22, 2016).

10.12†
Goodrich Petroleum Corporation Management Incentive Plan. (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-214080) filed on October 12, 2016).

10.13†
Form of Grant of Restricted Stock. (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-214080) filed on October 12, 2016) (attached as Exhibit A to the Management Incentive Plan).

10.14†
Form of Grant of Restricted Stock (Secondary Exit Award; UCC Warrant Exercise). (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 (File No. 333-214080) filed on October 12, 2016).

10.15†
Form of Grant of Restricted Stock (Secondary Exit Award; 2L Note Conversion). (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 (File No. 333-214080) filed on October 12, 2016).

10.16†
Amended and Restated Severance Agreement between the Company and Walter G. Goodrich dated November 5, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.17†
First Amendment to the Amended and Restated Severance Agreement dated October 11, 2016 between Goodrich Petroleum Corporation and Walter G. Goodrich. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 9, 2016).

10.18†
Amended and Restated Severance Agreement between the Company and Robert C. Turnham, Jr. dated November 5, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.19†
First Amendment to the Amended and Restated Severance Agreement dated October 11, 2016 between Goodrich Petroleum Corporation and Robert C. Turnham, Jr. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 9, 2016).

10.20†
Amended and Restated Severance Agreement between the Company and Mark E. Ferchau dated November 5, 2007 (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.21†
First Amendment to the Amended and Restated Severance Agreement dated October 11, 2016 between Goodrich Petroleum Corporation and Mark E. Ferchau. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 9, 2016).

12.1*	Ratio of Earnings to Fixed Charges.
12.2*	Ratio of Earnings to Fixed Charges and Preference Securities Dividends.
21	Subsidiary of the Registrant:

Goodrich Petroleum Company L.L.C.-Organized in the State of Louisiana.
23.1*	Consent of Hein & Associates LLP-Independent Registered Public Accounting Firm.
23.2*	Consent of Ernst & Young LLP-Independent Registered Public Accounting Firm.
23.3*	Consent of Netherland, Sewell & Associates, Inc.
23.4*	Consent of Ryder Scott Company.
31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.
99.2*	Report of Ryder Scott Company, Independent Petroleum Engineers and Geologists.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March  3, 2017.

GOODRICH PETROLEUM CORPORATION

By:	/s/ WALTER G. GOODRICH
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 3, 2017.

Signature	Title
/s/ WALTER G. GOODRICH	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Walter G. Goodrich
/S/ ROBERT C. TURNHAM, JR.	President, Chief Operating Officer and Director
Robert C. Turnham, Jr.
/S/ ROBERT T. BARKER	Vice President, Controller, Chief Accounting Officer and Chief Financial Officer
Robert T. Barker
/S/ RONALD COLEMAN	Director
Ronald Coleman
/S/ EUGENE I. DAVIS	Director
Eugene I. Davis
/S/ ADAM LEIGHT	Director
Adam Leight
/S/ TIM LEULIETTE	Director
Tim Leuliette
/S/ TOM SOUERS	Director
Tom Souers