Form 10-Q
period 2017-03-31
GOODRICH PETROLEUM CORP
filed 2017-05-09
CIK 943861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-12719

GOODRICH PETROLEUM CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0466193 (I.R.S. Employer Identification No.)
801 Louisiana, Suite 700 Houston, Texas 77002 (Address of principal executive offices) (Zip Code) (Registrant’s telephone number, including area code): (713) 780-9494

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
The Registrant had 9,108,826 shares of common stock outstanding on May 9, 2017.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$37,949	$36,850
Accounts receivable, trade and other, net of allowance	260	1,998
Accrued oil and natural gas revenue	3,841	3,142
Inventory	4,008	4,125
Prepaid expenses and other	374	755
Total current assets	46,432	46,870
PROPERTY AND EQUIPMENT:
Unevaluated properties	13,367	24,206
Oil and natural gas properties (full cost method)	78,047	60,936
Furniture, fixtures and equipment	986	984
	92,400	86,126
Less: Accumulated depletion, depreciation and amortization	(6,245)	(4,006)
Net property and equipment	86,155	82,120
Other	723	322
TOTAL ASSETS	$133,310	$129,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,256	$14,392
Accrued liabilities	8,094	3,882
Fair value of commodity derivatives	804	—
Total current liabilities	25,154	18,274
Long term debt, net	49,132	47,205
Accrued abandonment cost	3,023	2,933
Total liabilities	77,309	68,412
Commitments and contingencies (See Note 7)
STOCKHOLDERS’ EQUITY:
Common stock: $0.01 par value, 75,000,000 shares authorized, and 9,108,826 shares issued and outstanding	91	91
Additional paid in capital	65,942	65,116
Accumulated deficit	(10,032)	(4,307)
Total stockholders’ equity	56,001	60,900
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,310	$129,312

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
REVENUES:
Oil and natural gas revenues	$9,411	$6,464
Other	2	(219)
	9,413	6,245
OPERATING EXPENSES:
Lease operating expense	4,311	2,336
Production and other taxes	659	739
Transportation and processing	1,176	431
Depreciation, depletion and amortization	2,294	3,145
Exploration	—	197
General and administrative	4,463	6,364
Gain on sale of assets	—	(837)
	12,903	12,375
Operating loss	(3,490)	(6,130)
OTHER INCOME (EXPENSE):
Interest expense	(2,179)	(8,313)
Interest income and other	9	—
(Loss)/gain on derivatives not designated as hedges	(260)	24
	(2,430)	(8,289)

Restructuring	—	(4,314)
Reorganization items, net	195	—

Loss before income taxes	(5,725)	(18,733)
Income tax benefit	—	—
Net loss	(5,725)	(18,733)
Preferred stock, net	—	1,004
Net loss applicable to common stock	$(5,725)	$(19,737)
PER COMMON SHARE
Net loss applicable to common stock - basic	$(0.63)	$(0.26)
Net loss applicable to common stock - diluted	$(0.63)	$(0.26)
Weighted average common shares outstanding - basic	9,109	74,521
Weighted average common shares outstanding - diluted	9,109	74,521

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,725)	$(18,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	2,294	3,145
Loss/(gain) on commodity derivatives not designated as hedges	260	(24)
Net cash received in settlement of commodity derivative instruments	142	—
Amortization of leasehold costs	—	24
Share based compensation (non-cash)	1,008	1,070
Bonus share based compensation (non-cash)	720	—
Gain on sale of assets	—	(837)
Embedded derivative	—	(3,845)
Amortization of finance cost, debt discount, paid in-kind interest and accretion	1,927	4,329
Materials inventory write-down	—	156
Reorganization items, net	(181)	—
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	1,738	892
Accrued oil and natural gas revenue	(699)	419
Inventory	—	(512)
Prepaid expenses and other	88	735
Accounts payable	1,864	(3,867)
Accrued liabilities	1,229	6,560
Net cash provided by (used in) operating activities	4,665	(10,488)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,384)	(1,006)
Proceeds from sale of assets	—	289
Net cash used in investing activities	(3,384)	(717)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	—	13,000
Payments related to Convertible Second Lien Notes	(36)	—
Note conversions	—	(804)
Registration costs	(146)	(88)
Other	—	(5)
Net cash (used in) provided by financing activities	(182)	12,103
INCREASE IN CASH AND CASH EQUIVALENTS	1,099	898
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,850	11,782
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,949	$12,680
Supplemental disclosures of cash flow information:
Cash paid for Interest	$309	$451

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Significant Accounting Policies

Goodrich Petroleum Corporation (together with its subsidiary, “we,” “our,” or the “Company”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend, (ii) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale Trend (“TMS”), and (iii) South Texas, which includes the Eagle Ford Shale Trend.

Basis of Presentation

The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, certain information normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) has been condensed or omitted. This information should be read in conjunction with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year or for any interim period. Certain data in prior periods’ financial statements have been adjusted to conform to the presentation of the current period.

Fresh Start Accounting—We applied fresh start accounting upon emergence from bankruptcy on October 12, 2016 (the "Effective Date"). This resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. As a result, our consolidated statement of operations subsequent to the Effective Date are not comparable to our consolidated statement of operations prior to the Effective Date. Our consolidated financial statements and related footnotes are presented in a format that illustrates the lack of comparability between amounts presented on or after October 12, 2016 and dates prior. Our financial results for future periods following the application of fresh-start accounting will be different from historical trends and the differences may be material.

All references made to "Successor" or "Successor Company" relate to the Company on and subsequent to the Effective Date. References to the “Successor" in this quarterly report relate to the periods after October 12, 2016 which includes the first quarter of 2017. References to "Predecessor" or “Predecessor Company” in this quarterly report refer to the Company prior to the Effective Date which includes the first quarter of 2016.

Principles of Consolidation—The consolidated financial statements include the financial statements of the Company and the Subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.

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

Accounts Payable—Accounts payable consisted of the following amounts as of March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
Trade payables	$4,522	$2,004
Revenue payable	11,101	11,296
Prepayments from partners	496	965
Miscellaneous payables	137	127
Total accounts payable	$16,256	$14,392

Inventory –Inventory consists of casing and tubulars that are expected to be used in our capital drilling program. Inventory is carried on the Consolidated Balance Sheets at the lower of cost or market.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment—Under US GAAP, two acceptable methods of accounting for oil and natural gas properties are allowed. These are the Successful Efforts Method and the Full Cost Method. Entities engaged in the production of oil and natural gas have the option of selecting either method for application in the accounting for their properties. The principal differences between the two methods are in the treatment of exploration costs, the computation of Depreciation, Depletion and Amortization (“DD&A”) expense and the assessment of impairment of oil and natural gas properties. Upon emergence from bankruptcy, we elected to adopt the Full Cost Method.

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and thereby subject to DD&A and the full cost ceiling test. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

We amortize our investment in oil and natural gas properties through DD&A expense using the units of production (the “UOP”) method. This entails the quarterly provision for DD&A expense being computed by dividing production volumes for the period by the total proved reserves as of the beginning of the period (beginning of period reserves being determined by adding production to the end of period reserves), and applying the respective rate to the net cost of proved oil and natural gas properties and future development costs.

Full Cost Ceiling Test—The Full Cost Method requires that at the conclusion of each financial reporting period, the present value of estimated future net cash flows from proved reserves (adjusted for hedges and excluding cash flows related to estimated abandonment costs), be compared to the net capitalized costs of proved oil and natural gas properties, net of related deferred taxes. This comparison is referred to as a "ceiling test". If the net capitalized costs of proved oil and natural gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. Estimated future net cash flows from proved reserves are calculated based on a 12-month average pricing assumption.

There were no Full Cost Ceiling Test write-downs for the quarter ended March 31, 2017.

Impairment—Prior to October 12, 2016 under the Successful Efforts Method of Accounting, we periodically assessed our long-lived assets recorded in oil and natural gas properties on the Consolidated Balance Sheets to ensure that they were not overstated or carried in excess of fair value, which was computed using Level 3 inputs such as discounted cash flow models or valuations. Significant Level 3 assumptions associated with discounted cash flow models or valuations used in the impairment evaluation included estimates of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data. An evaluation was performed on a field-by-field basis at least annually or whenever changes in facts and circumstances indicated that our oil and natural gas properties may be impaired.

To determine if a field was impaired, we compared the carrying value of the field to the undiscounted future net cash flows by applying management’s estimates of proved reserves, future oil and natural gas prices, future production of oil and natural gas reserves and future operating costs over the economic life of the property. In addition, other factors such as probable and possible reserves were taken into consideration when justified by economic conditions and the availability of capital to develop proved undeveloped reserves. For each property determined to be impaired, we recognized an impairment loss equal to the difference between the estimated fair value and the carrying value of the field.

Fair value was estimated to be the present value of expected future net cash flows. Any impairment charge incurred was recorded in accumulated depletion, depreciation and amortization to reduce the carrying value of the field. Each part of this calculation was subject to a large degree of judgment, including the determination of the fields’ estimated reserves, future cash flows and fair value.

We had no impairment for the quarter ended March 31, 2016.

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

Each of these Levels and our corresponding instruments classified by Level are further described below:

•	Level 1 Inputs— unadjusted quoted market prices in active markets for identical assets or liabilities. We have no Level 1 instruments;

•
Level 2 Inputs— quotes which are derived principally from or corroborated by observable market data. Included in this Level are our Exit Credit Facility and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counterparties; and

•
Level 3 Inputs— unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this Level would be acquisitions and impairments of oil and natural gas properties, if any, and our asset retirement obligations.

As of March 31, 2017 and December 31, 2016, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

Depreciation and Depletion—Depreciation and depletion of producing oil and natural gas properties is calculated using the units-of-production method. Proved developed reserves are used to compute unit rates for unamortized tangible and intangible development costs, and proved reserves are used for unamortized leasehold costs.

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

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At March 31, 2017 and December 31, 2016, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

Derivative Instruments—We use derivative instruments such as futures, forwards, options, collars and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas and to hedge our exposure to changing

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We recognize, as required, the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 5.

Net Income or Net Loss Per Share—Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders for each reporting period by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders for each reporting period by the weighted average number of common shares outstanding during the period, plus the effects of potentially dilutive restricted stock calculated using the treasury stock method and the potential dilutive effect of the conversion of convertible securities, such as warrants and convertible notes, into shares of our common stock. See Note 4.

Commitments and Contingencies—Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties, when probable of realization, are separately recorded and are not offset against the related environmental liability. See Note 7.

Share-Based Compensation—We account for our share-based transactions using the fair value as of the grant date and recognize compensation expense over the requisite service period. The fair value of each restricted stock award is measured using the closing price of our common stock on the day of the award.

New Accounting Pronouncements

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public entities, the amendments are effective for annual periods beginning after December 15, 2016. We adopted this standard in 2017 and anticipate no material impact on our consolidated financial statements until the fourth quarter of 2017, when the initial vestings of restricted stock issued under our Management Incentive Plan occur.

On February 25, 2016 the FASB issued ASU 2016-02, Leases (Topic 842). The key difference between the existing standards and ASU 2016-02 is the requirement for lessees to recognize on their balance sheet all lease contracts with lease terms greater than 12 months, including operating leases. Specifically, lessees are required to recognize on the balance sheet at lease commencement, both (i) a right-of-use asset, representing the lessee’s right to use the leased asset over the term of the lease, and (ii) a lease liability, representing the lessee’s contractual obligation to make lease payments over the term of the lease. For lessees, ASU 2016-02 requires classification of leases as either operating or finance leases, which are similar to the current operating and capital lease classifications. However, the distinction between these two classifications under the ASU does not relate to balance sheet treatment, but relates to treatment and recognition in the statements of income and cash flows. Lessor accounting is largely unchanged from current US GAAP. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public entities. Early application is permitted. We

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are currently evaluating the provisions of this ASU and assessing the impact it may have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will supersede most of the existing revenue recognition requirements in US GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which it expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires disclosures that are sufficient to enable users to understand an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update provides clarifications in the assessment of principal versus agent considerations in the new revenue standard. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. The update reduces the potential for diversity in practice at initial application of Topic 606 and the cost and complexity of applying Topic 606. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This update rescinds certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities-Oil and Gas, effective upon adoption of Topic 606. These ASUs are effective for annual and interim periods beginning after December 15, 2017. We are assessing the impact that the adoption of these standards will have on our consolidated financial statements.

NOTE 2—Asset Retirement Obligations
The reconciliation of the beginning and ending asset retirement obligation for the period ending March 31, 2017 is as follows (in thousands):

March 31, 2017
Beginning balance at December 31, 2016	$2,933
Liabilities incurred	35
Accretion expense	55
Ending balance at March 31, 2017	$3,023
Current liability	$—
Long term liability	$3,023

NOTE 3—Debt
Debt consisted of the following balances as of the dates indicated (in thousands):

	March 31, 2017		December 31, 2016
	Principal	Carrying Amount	Principal	Carrying Amount
Exit Credit Facility	$16,651	$16,651	$16,651	$16,651
13.50% Convertible Second Lien Senior Secured Notes due 2019 (1)	42,559	32,481	41,170	30,554
Total debt	$59,210	$49,132	$57,821	$47,205

(1) The debt discount is being amortized using the effective interest rate method based upon a maturity date of August 30, 2019. The principal includes $2.6 million and $1.2 million of paid in-kind interest at March 31, 2017 and December 31, 2016, respectively. The carrying value includes $10.1 million and $10.6 million of unamortized debt discount at March 31, 2017 and December 31, 2016, respectively.

The following table summarizes the total interest expense for the periods shown including contractual interest expense, amortization of debt discount, accretion and financing costs and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates).

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor		Predecessor
	March 31, 2017		March 31, 2016
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Successor Exit Credit Facility	$252	6.1%	$—	—%
13.50% Convertible Second Lien Senior Secured Notes due 2019 (1)	1,927	24.2%	—	—%
Predecessor Senior Credit Facility	—	—%	870	7.2%
8.0% Second Lien Senior Secured Notes due 2018 **	—	—%	1,109	18.7%
8.875% Senior Notes due 2019	—	—%	2,688	9.1%
3.25% Convertible Senior Notes due 2026	—	—%	3	3.3%
5.0% Convertible Senior Notes due 2029	—	—%	84	5.0%
5.0% Convertible Senior Notes due 2032	—	—%	2,053	8.4%
5.0% Convertible Exchange Senior Notes due 2032	—	—%	1,484	*
Other	—	—%	22	*
Total debt	$2,179		$8,313
(1) Interest expense for the period ended Mach 31, 2017 includes $0.5 million of debt discount amortization and $1.4 million of paid in-kind interest.
* - Not meaningful.
** - Includes $3.8 million gain from the change in fair value of the embedded derivative associated with the 8.0% Second Lien Notes.
Exit Credit Facility
On October 12, 2016, upon consummation of the plan of reorganization, the Company entered into an Exit Credit Agreement (the “Exit Credit Agreement”) with the Subsidiary, as borrower (the “Borrower”), and Wells Fargo Bank, National Association, as administrative agent (“the Administrative Agent”), and certain other lenders party thereto. Pursuant to the Exit Credit Agreement, the lenders party thereto agreed to provide the Borrower with a $20.0 million senior secured term loan credit facility (the “Exit Credit Facility”), with available borrowing capacity of $20.0 million. As of March 31, 2017, we had $16.7 million outstanding on the Exit Credit Facility.

The maturity date of the Exit Credit Agreement is September 30, 2018, unless the Borrower notifies the Administrative Agent that it intends to extend the maturity date to September 30, 2019, subject to certain conditions and the payment of a fee.

Until such maturity date, the Loans (as defined in the Exit Credit Agreement) under the Exit Credit Agreement shall bear interest at a rate per annum equal to (i) the alternative base rate plus an applicable margin of 4.50% or (ii) adjusted LIBOR plus an applicable margin of 5.50%. As of March 31, 2017, the interest rate on the Exit Credit Facility was 6.53%.

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

Additionally, if the Borrower has outstanding borrowings and the Consolidated Cash Balance (as defined in the Exit Credit Agreement and the First Amendment and Consent to Exit Credit Agreement dated December 22, 2016) exceeds (i) the sum of $27.5 million plus $21.3 million, which is calculated as the Equity Issuance Net Proceeds from the December 19, 2016 private placement less $2.5 million, as of the close of business on the most recently ended business day on or before March 31,

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 or (ii) $7.5 million as of the close of business on the most recently ended business day on or after April 1, 2018, the Borrower may also be required to make mandatory prepayments in an aggregate principal amount equal to such excess.

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

The Exit Credit Agreement contains certain customary representations and warranties, including as to organization; powers; authority; enforceability; approvals; no conflicts; financial condition; no material adverse change; litigation; environmental matters; compliance with laws and agreements; no defaults; Investment Company Act; taxes; ERISA; disclosure; no material misstatements; insurance; restrictions on liens; subsidiaries; location of business and offices; properties; titles, etc.; maintenance of properties; gas imbalances, prepayments; marketing of production; swap agreements; use of loans; solvency; sanctions laws and regulations; foreign corrupt practices; money laundering laws; and embargoed persons.

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

As of March 31, 2017, we were in compliance with all covenants within the Exit Credit Agreement.

13.50% Convertible Second Lien Senior Secured Notes Due 2019

On October 12, 2016, the Company and the Subsidiary, entered into a purchase agreement (the “Purchase Agreement”) with each entity identified as a Shenkman Purchaser on Appendix A to the Purchase Agreement (collectively, the “Shenkman Purchasers”), CVC Capital Partners (acting through such of its affiliates to managed funds as it deems appropriate), J.P. Morgan Securities LLC (acting through such of its affiliates or managed funds as it deems appropriate), Franklin Advisers, Inc. (as investment manager on behalf of certain funds and accounts), O’Connor Global Multi-Strategy Alpha Master Limited and Nineteen 77 Global Multi-Strategy Alpha (Levered) Master Limited (collectively, and together with each of their successors and assigns, the “Purchasers”), in connection with the issuance of $40.0 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2019 (the “Convertible Second Lien Notes”).

The aggregate principal amount of the Convertible Second Lien Notes is convertible at the option of the Purchasers at any time prior to the scheduled maturity date into an amount of the Company’s common stock equal to 15% of the common stock of the reorganized Company on a fully diluted basis, subject to adjustments. At closing, the Purchasers were issued 10-year costless warrants for common stock equal to 20% of the New Common Stock of the reorganized Company on a fully diluted basis. Holders of the Convertible Second Lien Notes have a second priority lien on all assets of the Debtors, and have a continuing right to appoint two members to the Board as long as the Convertible Second Lien Notes are outstanding.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Convertible Second Lien Notes will mature on August 30, 2019, or such later date as set forth in the Convertible Second Lien Notes, but in no event later than March 30, 2020. The Convertible Second Lien Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in-kind on the then outstanding principal amount of the Convertible Second Lien Notes by increasing the principal amount of the outstanding Convertible Second Lien Notes or by issuing additional Second Lien Notes (“PIK Interest Notes”). The PIK Interest Notes are not convertible. During such time as the Exit Credit Agreement (but not any refinancing or replacement thereof) is in effect, interest on the Convertible Second Lien Notes must be paid in-kind.

The Indenture governing the Convertible Second Lien Notes contains certain covenants pertaining to us and our subsidiary, including delivery of financial reports; environmental matters; conduct of business; use of proceeds; operation and maintenance of properties; collateral and guarantee requirements; indebtedness; liens; dividends and distributions; limits on sale of assets and stock; business activities; transactions with affiliates; and changes of control.

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

Upon issuance of the Convertible Second Lien Notes in October 2016, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion as well as warrants on the debt instrument, we recorded a debt discount of $11.0 million, thereby reducing the $40.0 million carrying value upon issuance to $29.0 million and recorded an equity component of $11.0 million. The debt discount is amortized using the effective interest rate method based upon an original term through August 30, 2019. $10.1 million of debt discount remains to be amortized on the Convertible Second Lien Notes as of March 31, 2017.

As of March 31, 2017, we were in compliance with all covenants within the Indenture that governs the Convertible Second Lien Notes.

NOTE 4—Net Loss Per Common Share

Upon our emergence from bankruptcy on October 12, 2016, as discussed in Note 1, the Predecessor Company's outstanding common stock and preferred stock were canceled, and new common stock and warrants were then issued.

Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the three months ended March 31, 2017 and 2016. The following table sets forth information related to the computations of basic and diluted loss per share.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
	(Amounts in thousands, except per share data)
Basic and Diluted loss per share:
Net loss applicable to common stock	$(5,725)	$(19,737)
Weighted average shares of common stock outstanding	9,109	74,521
Basic and Diluted loss per share (1) (2) (3) (4)	$(0.63)	$(0.26)
(1) Common shares issuable upon assumed conversion of convertible preferred stock or dividends paid were not presented as they would have been anti-dilutive.	—	16,878
(2) Common shares issuable upon assumed conversion of the 2026 Notes, 2029 Notes, 2032 Exchange Notes and 2032 Notes or interest paid were not presented as they would have been anti-dilutive.	—	5,910
(3) Common shares issuable on assumed conversion of restricted stock were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	288	13,949
(4) Common shares issuable on the 13.50% Convertible Second Lien Senior Secured Notes due 2019, associated warrants and unsecured claim holders were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	5,664	—

NOTE 5—Income Taxes
We recorded no income tax expense or benefit for the three months ended March 31, 2017. We recorded a valuation allowance at December 31, 2016 which resulted in no net deferred tax asset or liability appearing on our statement of financial position. We recorded this valuation allowance after an evaluation of all available evidence (including our recent history of net operating losses in 2016 and prior years) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, our deferred tax assets were unrecoverable. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of March 31, 2017.

As of March 31, 2017, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2016.

NOTE 6—Commodity Derivative Activities
We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All derivative gains and losses are from our oil and natural gas derivative contracts and have been recognized in “Other income (expense)” on our Consolidated Statements of Operations.
The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three months ended March 31, 2017 and 2016:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
Oil and Natural Gas Derivatives (in thousands)	2017	2016
Gain on commodity derivatives not designated as hedges, settled	$142	$—
Gain (loss) on commodity derivatives not designated as hedges, not settled	(402)	24
Total gain (loss) on commodity derivatives not designated as hedges	$(260)	$24

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commodity Derivative Activity
We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivatives are approved by the Hedging Committee of the Board, and reviewed periodically by the Board.
Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering derivative contracts. We were not at risk of losing any fair value amounts had our counterparties been unable to fulfill their obligations as of March 31, 2017 and December 31, 2016 because we did not have a net derivative asset on our Consolidated Balance Sheets at those periods.

As of March 31, 2017, the open positions on our outstanding commodity derivative contracts, all of which were natural gas contracts with BP, were as follows:

Contract Type	Daily Volume (MMBtu)	Total Volume (MMBtu)	Fixed Price	Fair Value at March 31, 2017 (In thousands)
Natural Gas Swaps
2017	6,000	1,470,000	$3.20	$(182)
2018	12,000	4,380,000	$3.00 - $3.015	$(79)
Natural Gas Costless Collars
2017	12,000	3,300,000	$3.00 - $3.60	$(141)

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each Level as of March 31, 2017 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1 for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$—	$—	$—
Non-current Assets Commodity Derivatives	—	402	—	402
Current Liabilities Commodity Derivatives	—	(804)	—	(804)
Non-current Liabilities Commodity Derivatives	—	—	—	—
Total	$—	$(402)	$—	$(402)
We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets for the periods ending March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Current Assets Commodity Derivatives	$336	$(336)	$—	$—	$—	$—
Fair Value of Commodity Derivatives - Other Non-current Assets	413	(11)	402	—	—	—
Fair Value of Commodity Derivatives - Current Liability	(1,140)	336	(804)	—	—	—
Non-current Liabilities Commodity Derivatives	(11)	11	—	—	—	—
Total	$(402)	$—	$(402)	$—	$—	$—

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

Operating Leases—We have commitments under an operating lease agreement for office space and office equipment. Total rent expense for the three months ended March 31, 2017 and March 31, 2016 was approximately $0.4 million and $0.4 million, respectively.

Defined Contribution Plan – We have a defined contribution plan (“DCP”) which has a Company matching option to employees' contributions. Participation in the DCP is voluntary and all employees of the Company are eligible to participate. We suspended the Company's match in April 2016. We charged to expense plan contributions of zero and $0.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

•	the impact of restrictive covenants in our debt agreements;

•	the creditworthiness of our financial counterparties and operation partners;

•
failure to satisfy our short- or long-term liquidity needs, including our inability to generate sufficient cash flow from operations or to obtain adequate financing to fund our capital expenditures and meet working capital needs; and

•	other factors discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings, press releases and discussions with our management.
For additional information regarding known material factors that could cause our actual results to differ from projected results please read the rest of this report and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Emergence from Bankruptcy

    On April 15, 2016, we and our subsidiary Goodrich Petroleum Company, L.L.C. filed voluntary Bankruptcy petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the

Southern District of Texas, Houston Division, to pursue a Chapter 11 plan of reorganization. We filed a motion with the Bankruptcy Court seeking joint administration of the Chapter 11 Cases under the caption In re Goodrich Petroleum Corporation, et al. (Case No. 16-31975). Our joint plan of reorganization (the “Plan of Reorganization”) was confirmed by the Bankruptcy Court on September 28, 2016 and we emerged from bankruptcy on October 12, 2016 (the “Effective Date”).

Upon our emergence from bankruptcy, we adopted Fresh Start Accounting in accordance with the requirements of FASB ASC 852, "Reorganizations". This resulted in our becoming a new entity for financial reporting purposes. At that time, our assets and liabilities were recorded at their fair values as of the Effective Date. The effects of the Plan of Reorganization and our application of fresh start accounting are reflected in our consolidated financial statements as of December 31, 2016. The related adjustments were recorded in our consolidated statement of operations as reorganization items for the year to date period ending on the Effective Date.

The application of fresh start accounting and the effects of the implementation of our Plan of Reorganization resulted in our Consolidated Financial Statements on or after October 12, 2016 not being comparable with the Consolidated Financial Statements prior to that date. Our financial results for periods following our application of fresh start accounting will be different from historical trends, and the differences may be material.

All references made to “Successor” or “Successor Company” relate to the Company on and subsequent to the Effective Date. References to the “Successor” in this quarterly report relate to the periods after October 12, 2016 which includes the first quarter of 2017. References to “Predecessor” or “Predecessor Company” in this quarterly report refer to the Company prior to the Effective Date which includes the first quarter of 2016.

On the Effective Date, to better reflect the true economics of our exploration and development of oil and natural gas reserves, we transitioned from the Successful Efforts Method of Accounting for Oil and Gas Activities to the Full Cost Method.

Primary Operating Areas

Haynesville Shale Trend

Our development acreage in this trend is primarily centered in DeSoto and Caddo parishes, Louisiana and Angelina and Nacogdoches counties, Texas. We held approximately 48,000 gross (23,000 net) acres as of March 31, 2017 producing from and prospective for the Haynesville Shale Trend. Our net production volumes from our Haynesville Shale Trend wells represented approximately 79% of our total equivalent production on a Mcfe basis for the first quarter of 2017. We began drilling two gross (1.4 net) wells in the first quarter 2017. We plan to focus all our 2017 drilling efforts in the Haynesville Shale Trend.
Tuscaloosa Marine Shale Trend
We held approximately 176,000 gross (128,000 net) acres in the TMS as of March 31, 2017. We have 2 gross (1.7 net) TMS wells drilled and waiting on completion. Our net production volumes from our TMS wells represented approximately 21% of our total equivalent production on a Mcfe basis and approximately 100% of our total oil production for the first quarter of 2017. We did not conduct any capital workover operations on any wells during the first quarter of 2017.
Eagle Ford Shale Trend
We hold approximately 14,000 net acres of undeveloped leasehold, in the Eagle Ford Shale Trend all of which is prospective for future development or sale.
Results of Operations
In addition to adopting Fresh Start Accounting, the Successor also adopted the Full Cost Method of Accounting as of October 12, 2016. Prior to October 12, 2016, the Predecessor used the Successful Efforts Method of Accounting. The results of operations of the Successor and the Predecessor are not generally comparable nor are they individually comparable with prior periods. We believe however, that production volumes, oil and natural gas revenues, lease operating expenses and production and other taxes are generally comparable and consequently, unless otherwise indicated, the tables and discussions below include such comparisons between the Predecessor and the Successor for these operational items. We believe this presentation gives the reader a better understanding of our operational results in 2017.
The Predecessor 2016 Period results of operations reflects the period from January 1, 2016 to March 31, 2016. The items that had the most material financial effect on the Net Loss of $18.7 million for the three months ended March 31, 2016 were the cost of our failed restructuring effort prior to filing for bankruptcy, interest expense and depletion, depreciation and amortization expense.
The Successor 2017 Period results of operations reflects the period from January 1, 2017 to March 31, 2017. The item that had the most material financial effect on the Net Loss of $5.7 million for the three months ended March 31, 2017 was lease operating expense. Lease operating expense in the period included $2.1 million in workover expenses incurred in our effort to increase production volumes after having curtailed such expenditures while in bankruptcy.
The following table reflects our summary operating information for the periods presented in thousands, except for price and volume data. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

	Three Months Ended March 31,
	Successor	Predecessor
(In thousands, except for price data)	2017	2016	Variance
Revenues:
Natural gas	$5,301	$1,567	$3,734	238%
Oil and condensate	4,110	4,897	(787)	(16)%
Natural gas, oil and condensate	9,411	6,464	2,947	46%
Net Production:
Natural gas (MMcf)	1,833	1,571	262	17%
Oil and condensate (MBbls)	82	154	(72)	(47)%
Total (Mmcfe)	2,324	2,494	(170)	(7)%
Average daily production (Mcfe/d)	25,822	27,403	(1,581)	(6)%
Average realized sales price per unit:
Natural gas (per Mcf)	$2.89	$1.00	$1.89	189%
Natural gas (per Mcf) including cash settled derivatives	$2.97	$1.00	$1.97	197%
Oil and condensate (per Bbl)	$50.12	$31.84	$18.28	57%
Average realized price (per Mcfe)	$4.05	$2.59	$1.46	56%
Revenues from Operations

Natural gas, oil and condensate revenues increased by $2.9 million for the three months ended March 31, 2017 compared to the same period in 2016, primarily driven by higher natural gas production and higher realized oil and natural gas prices. The increase in natural gas production volumes is attributed to two Haynesville Shale Trend wells drilled in late 2016. Beginning in August 2016, we elected to take our production in-kind and market the majority of our non-operated Haynesville Shale Trend natural gas volumes resulting in an improvement in the prices we received on such natural gas volumes. Natural gas realized prices for the three months ended March 31, 2016 included the netting of transportation and processing costs on such volumes which was discontinued upon taking our production in-kind. For the three months ended March 31, 2017, 56% of our oil and natural gas revenue was attributable to natural gas sales compared to 24% for the three months ended March 31, 2016. We are concentrating on increasing our natural gas production volumes through increased drilling in the Haynesville Shale Trend.

Operating Expenses
As described below, operating expenses increased $2.4 million to $6.1 million in the three months ended March 31, 2017 compared to the same period in 2016. The increase in operating expenses was primarily the result of $2.1 million of lease operating expense workover costs and recognition of additional transportation expense in the first quarter of 2017 by virtue of taking our production in-kind and selling our non-operated natural gas production in the Haynesville Shale Trend.

	Three Months Ended March 31,
	Successor	Predecessor
Operating Expenses (in thousands)	2017	2016	Variance
Lease operating expenses	$4,311	$2,336	$1,975	85%
Production and other taxes	659	739	(80)	(11)%
Transportation and processing	1,176	431	*	*
Exploration	—	197	*	*
Operating Expenses per Mcfe
Lease operating expenses	$1.86	$0.94	$0.92	98%
Production and other taxes	0.28	0.30	(0.02)	(7)%
Transportation and processing	0.51	0.17	*	*
Exploration	—	0.08	*	*
* Not Comparable
Lease Operating Expense
Lease operating expense increased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase is substantially attributed to an increase in workover expense. We incurred $2.1 million in workover cost in the three months ended March 31, 2017 and $0.2 million of workover cost in the same period in 2016.
Production and Other Taxes
Production and other taxes for the three months ended March 31, 2017 included production tax of $0.3 million and ad valorem tax of $0.3 million. During the comparable period in 2016, production and other taxes included production tax of $0.3 million and ad valorem tax of $0.4 million.

Production taxes remained flat reflecting decreased oil production volumes directly offset by tax increases due to the expiration of the exemption on certain wells in Mississippi and Louisiana. The State of Mississippi has enacted an exemption from the existing 6.0% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which is partially offset by a 1.3% local severance tax on such wells. The exemption is applicable until the earlier of (i) 30 months from the date of first sale of production or (ii) payout of the well. The State of Louisiana has also enacted an exemption from the existing 12.5% severance tax for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) payout of the well. The net revenues from our wells drilled in our TMS acreage in Southwestern Mississippi and Southeast Louisiana have been favorably impacted by these exemptions.

The slight decrease in ad valorem tax between periods reflects the reduction in the assessed values of our properties.

Transportation and Processing Expense

Transportation and processing expense for the three months ended March 31, 2017 includes $1.0 million of transportation fees incurred on natural gas volumes that we take in-kind and pay directly to the transporter on non-operated Haynesville Shale Trend natural gas volumes, effective with August 2016 production. The transportation and processing expense for the three months ended March 31, 2016 did not include these take in-kind transportation fees as gathering fees for that period were netted against the Company's realized natural gas price.

Exploration

The Successor Company adopted the Full Cost Method of accounting as of October 12, 2016, resulting in Exploration Cost being capitalized to the full cost pool rather than expensed.

	Three Months Ended March 31,
	Successor	Predecessor
Operating Expenses (in thousands)	2017	2016	Variance
Depreciation, depletion and amortization	$2,294	$3,145	*	*
General and administrative	4,463	6,364	*	*
Operating Expenses per Mcfe
Depreciation, depletion and amortization	$0.99	$1.26	*	*
General and administrative	1.92	2.55	*	*
* Not Comparable
Depreciation, Depletion and Amortization (“DD&A”)
DD&A expense in the 2017 Successor Period is calculated on the Full Cost Method of Accounting adopted upon our emergence from bankruptcy based upon asset carrying values as of December 31, 2016.
DD&A expense in the 2016 Predecessor Period is calculated on the Successful Efforts Method of Accounting.
General and Administrative (“G&A”) Expense

The Successor Company recorded $4.5 million in G&A expense in the three months ended March 31, 2017, which includes non-cash expenses of (i) $1.0 million for share based compensation, (ii) $0.7 million in performance bonuses to be compensated in common stock and (iii) $0.2 million of office rent amortization.

The Predecessor Company recorded $6.4 million in G&A expense in the three months ended March 31, 2016, which includes $1.1 million of share based compensation.

Other Income (Expense)

	Three Months Ended March 31,
Other income (expense) (in thousands):	Successor	Predecessor
	2017	2016
Interest expense	$(2,179)	$(8,313)
Gain (loss) on commodity derivatives not designated as hedges	(260)	24

Average funded borrowings adjusted for debt discount and accretion	$49,132	$431,901
Average funded borrowings	$59,210	$434,196

Interest Expense

The Successor Company's interest expense for the three months ended March 31, 2017 reflects cash interest of $0.3 million incurred on the Exit Credit Facility and non-cash interest of $1.9 million incurred on the Convertible Second Lien Notes, which includes the paid in-kind interest and amortization of debt discount.

The Predecessor Company's interest expense for the three months ended March 31, 2016 reflects interest payable in cash of $5.2 million and non-cash interest of $3.1 million. The interest expense recorded as of March 31, 2016 was never paid as the underlying debt was canceled in bankruptcy.

Gain (loss) on Commodity Derivatives Not Designated as Hedges

Loss on commodity derivatives not designated as hedges for the three months ended March 31, 2017 is comprised of an unrealized loss of $0.4 million, representing the change of the fair value of our natural gas derivative contracts off set by $0.1 million gain on cash settlement.

Restructuring

As a result of the our efforts to restructure the Company outside of bankruptcy and the preliminary preparation involved in filing the Chapter 11 Cases during the first quarter of 2016, we incurred significant professional fees and other costs. Restructuring costs during the first quarter of 2016 totaled $4.3 million. No restructuring costs were incurred during the first quarter of 2017.

Reorganization items, net

 We anticipate that we will continue to incur professional fees and costs until obtaining a final decree from the bankruptcy court. We believe that the estimated liability we have established for these costs is sufficient to cover such cost.

Income Tax Benefit
We recorded no income tax expense or benefit for the three months ended March 31, 2017. We recorded a valuation allowance at December 31, 2016 which resulted in no net deferred tax asset or liability appearing on our statement of financial position. We recorded this valuation allowance after an evaluation of all available evidence (including our recent history of net operating losses in 2016 and prior years) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, our deferred tax assets were unrecoverable. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of March 31, 2017.

Adjusted EBITDA/EBITDAX

Adjusted EBITDA/EBITDAX is a supplemental non-United States Generally Accepted Accounting Principle (“US GAAP”) financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as earnings before interest expense, income tax, DD&A, exploration expense, share based compensation expense and impairment of oil and natural gas properties. We calculate Adjusted EBITDA in the same way, but EBITDA reflects the absence of exploration expense in the Full Cost Method of Accounting. In calculating Adjusted EBITDA/EBITDAX, gains/losses on commodity derivatives not designated as hedges and net cash received or paid in settlement of derivative instruments are also excluded. Other excluded items include interest income, gain on sale of assets, restructuring, reorganization and other expense. Adjusted EBITDA/EBITDAX is not a measure of net income (loss) as determined by US GAAP. Adjusted EBITDA/EBITDAX should not be considered an alternative to net income (loss), as defined by US GAAP. The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDA/EBITDAX to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP.

	Three Months Ended March 31,
Adjusted EBITDA/EBITDAX (in thousands)	Successor	Predecessor
	2017	2016
Net loss (US GAAP)	$(5,725)	$(18,733)
Exploration expense	—	197
Interest expense	2,179	8,313
Depreciation, depletion and amortization	2,294	3,145
Share based compensation expense	1,728	1,070
(Gain) loss on commodity derivatives not designated as hedges	260	(24)
Net cash received in settlement of derivative instruments	142	—
Other items (1)	(204)	3,633
Adjusted EBITDA/EBITDAX	$674	$(2,399)

(1)	Other items include interest income, gain on sale of assets, restructuring, reorganization and other expense.

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

Liquidity and Capital Resources

Overview
Our primary sources of cash during the first quarter of 2017 were cash on hand and cash from operating activities. We used cash primarily to fund capital expenditures. We currently plan to fund our operations and capital expenditures for the remainder of 2017 through a combination of cash on hand and cash from operating activities, although we may from time to time consider the funding alternatives described below.

We exited the first quarter of 2017 with cash on hand of $37.9 million. As of March 31, 2017, we had outstanding debt under the Exit Credit Facility of $16.7 million which matures at the earliest in September 2018 and $42.6 million Convertible Second Lien Notes outstanding, which matures at the earliest in August, 2019.

Our total capital expenditure budget for 2017 is expected to range between $40 million to $50 million. We plan to focus all our 2017 drilling efforts in the Haynesville Shale Trend.

We continuously monitor our leverage position and coordinate our capital program with our expected cash flows and repayment of our projected debt. We will continue to evaluate funding alternatives as needed.

Alternatives available to us include:

•	sale of non-core assets;

•	joint venture partnerships in our TMS, Eagle Ford Shale Trend, and/or core Haynesville Shale Trend acreage;

•	entering into a replacement bank credit facility; and

•	issuance of debt or equity securities.

We have supported our cash flows with derivative contracts which covered approximately 38% of our natural gas sales volumes for the first quarter of 2017. We had no oil derivative contracts for the first quarter of 2017. See Note 6-“Commodity Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cash Flows
The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Three Months Ended March 31,
	Successor	Predecessor
	2017	2016
Cash flow statement information:
Net cash:
Provided by (used in) operating activities	$4,665	$(10,488)
Used in investing activities	(3,384)	(717)
(Used in) provided by financing activities	(182)	12,103
Increase in cash and cash equivalents	$1,099	$898

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital also impact cash flows. Net cash provided by operating activities for the three months ended March 31, 2017 was $4.7 million including operating cash flows before working capital changes of $0.4 million.
Investing activities: We recorded capital expenditures of approximately $6.3 million, which includes $0.6 million of capitalized internal costs directly related to our acquisition of leasehold, drilling and completion activities. Net cash used in investing activities was $3.4 million for the three months ended March 31, 2017, with the difference attributed to the $3.2 million accrued at March 31, 2017 and the utilization of $0.3 million of cash advanced in 2016, offset by the $0.6 million accrued at December 31, 2016 and paid in the first quarter of 2017. Capital expenditures for the quarter were comprised of $6.1 million associated with drilling and completions costs and $0.2 million for miscellaneous expenditures.

Financing activities: Net cash used in financing activities for the three months ended March 31, 2017 consisted of $0.2 million in registration cost associated with various securities issued since our emergence from bankruptcy.

Debt consisted of the following balances as of the dates indicated (in thousands):

	March 31, 2017		December 31, 2016
	Principal	Carrying Amount	Principal	Carrying Amount
Exit Credit Facility	$16,651	$16,651	$16,651	$16,651
13.50% Convertible Second Lien Senior Secured Notes due 2019 (1)	42,559	32,481	41,170	30,554
Total debt	$59,210	$49,132	$57,821	$47,205

(1) The debt discount is being amortized using the effective interest rate method based upon a maturity date of August 30, 2019. The principal includes $2.6 million and $1.2 million of paid in-kind interest at March 31, 2017 and December 31, 2016, respectively. The carrying value includes $10.1 million and $10.6 million of unamortized debt discount at March 31, 2017 and December 31, 2016, respectively.
For additional information on our financing activities, see Note 3 – “Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements for any purpose.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2016, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended March 31, 2017.

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

Commodity Price Risk

Our most significant market risk relates to fluctuations in crude oil and natural gas prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash write-down of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. We entered into natural gas derivative instruments during the three months ended March 31, 2017 in order to reduce the price risk associated with production in the first quarter of 2017 of approximately 12,000 MMBtu per day. We did not enter into derivatives instruments for trading purposes. Utilizing actual derivative contractual volumes, a hypothetical 10% increase in underlying commodity prices would have increased the derivative liability position, while a hypothetical 10% decrease in underlying commodity prices would have decreased the derivative liability. The aforementioned decrease and increase in the net derivative liability position would have been de minimis to our consolidated financial statements as of March 31, 2017. Furthermore, a gain or loss would have been substantially offset by an increase or decrease, respectively, in the actual sales value of production covered by the derivative instruments.

Adoption of Comprehensive Financial Reform

The adoption of comprehensive financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of March 31, 2017, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings
A discussion of our current legal proceedings is set forth in Part I, Item 1 under Note 1—“Description of Business and Significant Accounting Policies” and Note 7—“Commitments and Contingencies” to the Notes to Consolidated Financial Statements and Part I, Item II under “—Emergence from Bankruptcy” in this Quarterly Report on Form 10-Q.
As of March 31, 2017, we did not have any material outstanding and pending litigation.

Item 1A—Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or future results.

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

10.1*
First Amendment and Consent to Exit Credit Agreement dated as of December 22, 2016 among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto.

10.2*
Second Amendment to Exit Credit Agreement dated as of March 31, 2017 among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto.

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

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: May 9, 2017	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: May 9, 2017	By:	/S/ Robert T. Barker
Robert T. Barker
Vice President, Controller, Chief Accounting Officer and Chief Financial Officer