Form 10-Q
period 2017-09-30
GOODRICH PETROLEUM CORP
filed 2017-11-08
CIK 943861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
The Registrant had 10,538,513 shares of common stock outstanding on November 8, 2017.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,086	$36,850
Restricted cash	600	—
Accounts receivable, trade and other, net of allowance	1,717	1,998
Accrued oil and natural gas revenue	4,662	3,142
Inventory	3,250	4,125
Prepaid expenses and other	483	755
Total current assets	41,798	46,870
PROPERTY AND EQUIPMENT:
Unevaluated properties	5,979	24,206
Oil and natural gas properties (full cost method)	104,467	60,936
Furniture, fixtures and equipment	1,014	984
	111,460	86,126
Less: Accumulated depletion, depreciation and amortization	(12,728)	(4,006)
Net property and equipment	98,732	82,120
Other	84	322
TOTAL ASSETS	$140,614	$129,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,696	$14,392
Accrued liabilities	8,799	3,882
Fair value of commodity derivatives	71	—
Total current liabilities	26,566	18,274
Long term debt, net	53,339	47,205
Accrued abandonment cost	3,197	2,933
Fair value of commodity derivatives	49	—
Total liabilities	83,151	68,412
Commitments and contingencies (See Note 8)
STOCKHOLDERS’ EQUITY:
Common stock: $0.01 par value, 75,000,000 shares authorized, and 10,538,513 shares issued and outstanding at September 30, 2017 and $0.01 par value, 75,000,000 shares authorized, and 9,108,826 shares issued and outstanding at December 31, 2016	106	91
Treasury stock (564 and zero shares, respectively)	(7)	—
Additional paid in capital	67,890	65,116
Accumulated deficit	(10,526)	(4,307)
Total stockholders’ equity	57,463	60,900
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,614	$129,312

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Oil and natural gas revenues	$12,964	$7,251	$34,490	$20,132
Other	255	(8)	607	(305)
	13,219	7,243	35,097	19,827
OPERATING EXPENSES:
Lease operating expense	2,184	2,009	9,445	6,302
Production and other taxes	(15)	944	1,068	2,360
Transportation and processing	1,624	360	4,668	1,239
Depreciation, depletion and amortization	3,516	2,312	8,893	7,998
Exploration	—	78	—	564
General and administrative	3,749	3,790	11,984	13,874
Gain on sale of assets	—	(3)	—	(838)
Other	(43)	—	(43)	—
	11,015	9,490	36,015	31,499
Operating income (loss)	2,204	(2,247)	(918)	(11,672)
OTHER INCOME (EXPENSE):
Interest expense	(2,529)	(1,251)	(7,068)	(11,190)
Interest income and other	1,250	—	1,271	58
Gain (loss) on commodity derivatives not designated as hedges	(313)	—	193	30
	(1,592)	(1,251)	(5,604)	(11,102)

Restructuring	—	—	—	(5,128)
Reorganization gain (loss), net	108	(10,488)	303	(10,046)

Income (loss) before income taxes	720	(13,986)	(6,219)	(37,948)
Income tax benefit	—	—	—	—
Net income (loss)	720	(13,986)	(6,219)	(37,948)
Preferred stock, net	—	5,116	—	11,237
Net income (loss) applicable to common stock	$720	$(19,102)	$(6,219)	$(49,185)
PER COMMON SHARE
Net income (loss) applicable to common stock - basic	$0.07	$(0.24)	$(0.64)	$(0.64)
Net income (loss) applicable to common stock - diluted	$0.05	$(0.24)	$(0.64)	$(0.64)
Weighted average common shares outstanding - basic	10,522	78,854	9,765	77,125
Weighted average common shares outstanding - diluted	13,274	78,854	9,765	77,125

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,219)	$(37,948)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	8,893	7,998
Gain on commodity derivatives not designated as hedges	(193)	(30)
Net cash received in settlement of commodity derivative instruments	313	—
Amortization of leasehold costs	—	65
Share based compensation (non-cash)	5,093	3,307
Gain on sale of assets	—	(838)
Embedded derivative	—	(5,538)
Amortization of finance cost, debt discount, paid in-kind interest and accretion	6,134	7,727
Materials inventory write-down	—	156
Gain from material transfers	(214)	—
Reorganization items, net	(186)	1,180
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	281	813
Accrued oil and natural gas revenue	(1,520)	(291)
Inventory	—	(458)
Prepaid expenses and other	250	1,076
Restricted cash	(600)	—
Accounts payable	3,304	(3,899)
Accrued liabilities	477	12,528
Net cash provided by (used in) operating activities	15,813	(14,152)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,698)	(3,498)
Proceeds from sale of assets	463	292
Net cash used in investing activities	(21,235)	(3,206)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	—	13,000
Net payments related to Convertible Second Lien Notes	(168)	—
Note conversions	—	(804)
Registration costs	(174)	(116)
Other	—	(5)
Net cash (used in) provided by financing activities	(342)	12,075
DECREASE IN CASH AND CASH EQUIVALENTS	(5,764)	(5,283)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,850	11,782
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,086	$6,499
Supplemental disclosures of cash flow information:
Cash paid for Reorganization items, net	$986	$2,158
Cash paid for Interest	$1,153	$1,606
Changes in capital accruals	$2,121	$(837)

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Significant Accounting Policies

Goodrich Petroleum Corporation (“Goodrich” and, together with its subsidiary, Goodrich Petroleum Company, L.L.C. (the “Subsidiary”), “we,” “our,” or the “Company”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend, (ii) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale Trend (“TMS”), and (iii) South Texas, which includes the Eagle Ford Shale Trend.

Basis of Presentation

The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, certain information normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) has been condensed or omitted. This information should be read in conjunction with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year or for any interim period. Certain data in prior periods’ financial statements have been adjusted to conform to the presentation of the current period.

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

All references made to “Successor” or "Successor Company” relate to the Company on and subsequent to the Effective Date. References to the “Successor” in this quarterly report relate to the periods after the Effective Date, which includes the first three quarters of 2017. References to "Predecessor" or “Predecessor Company” in this quarterly report refer to the Company prior to the Effective Date, which includes the first three quarters of 2016.

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

Restricted Cash—As of September 30, 2017, the Company had $0.6 million in restricted cash held as collateral for the issuance of a letter of credit in connection with a natural gas gathering agreement.

Accounts Payable—Accounts payable consisted of the following amounts as of September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
Trade payables	$4,108	$2,004
Revenue payable	10,456	11,296
Prepayments from partners	2,838	965
Miscellaneous payables	294	127
Total accounts payable	$17,696	$14,392

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

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and thereby subject to DD&A and the full cost ceiling test. For the three and nine months ended September 30, 2017, we transferred $5.8 million and $18.6 million, respectively, from unevaluated properties to proved oil and natural gas properties. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

There were no Full Cost Ceiling Test write-downs for the three or nine months ended September 30, 2017.

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

We had no impairment for the three or nine months ended September 30, 2016.

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

As of September 30, 2017 and December 31, 2016, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

The estimated fair value of the Company’s asset retirement obligations at inception is determined by utilizing the income approach by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligations was classified as Level 3 in the fair value hierarchy.

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At September 30, 2017 and December 31, 2016, the

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

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

New Accounting Pronouncements

On August 28, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this ASU make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. For public entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2018. We do not expect this ASU to have a material impact on our consolidated financial statements as we currently mark to market all of our derivative positions; however, we are evaluating the impact of this ASU should we choose to utilize hedge accounting in the future.

On May 10, 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

be required to apply modification accounting under ASC 718. For public entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2017. We plan to adopt this ASU on January 1, 2018 and believe the provisions of this ASU will be immaterial to our consolidated financial statements.

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows and requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU should be applied using a retrospective transition method to each period presented. For public entities, the amendments are effective for annual periods beginning after December 15, 2017. We are currently evaluating the provisions of this ASU and plan to adopt this standard when required for public companies.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will supersede most of the existing revenue recognition requirements in US GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which it expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires disclosures that are sufficient to enable users to understand an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update provides clarifications in the assessment of principal versus agent considerations in the new revenue standard. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. The update reduces the potential for diversity in practice at initial application of Topic 606 and the cost and complexity of applying Topic 606. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This update rescinds certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities-Oil and Gas, effective upon adoption of Topic 606. These ASUs are effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method. The Company is currently analyzing the impact of Update 2014-09, and the related ASU's, to evaluate the impact of the new standard on its revenue contracts. The Company is considering its revenue contracts, reviewing for potential changes that may be needed to its accounting policies and evaluating the new disclosure requirements.  The Company expects to complete its evaluations of the impacts of the accounting and disclosure requirements in the fourth quarter of 2017.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—Asset Retirement Obligations
The reconciliation of the beginning and ending asset retirement obligation for the period ending September 30, 2017 is as follows (in thousands):

September 30, 2017
Beginning balance at December 31, 2016	$2,933
Liabilities incurred	93
Accretion expense	171
Ending balance at September 30, 2017	$3,197
Current liability	$—
Long term liability	$3,197

NOTE 3—Debt
Debt consisted of the following balances as of the dates indicated (in thousands):

	September 30, 2017		December 31, 2016
	Principal	Carrying Amount	Principal	Carrying Amount
Exit Credit Facility	$16,651	$16,651	$16,651	$16,651
13.50% Convertible Second Lien Senior Secured Notes due 2019 (1)	45,480	36,688	41,170	30,554
Total debt	$62,131	$53,339	$57,821	$47,205

(1) The debt discount is being amortized using the effective interest rate method based upon a maturity date of August 30, 2019. The principal includes $5.5 million and $1.2 million of paid in-kind interest at September 30, 2017 and December 31, 2016, respectively. The carrying value includes $8.8 million and $10.6 million of unamortized debt discount at September 30, 2017 and December 31, 2016, respectively.

The following table summarizes the total interest expense for the periods shown including contractual interest expense, amortization of debt discount, accretion and financing costs and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Successor		Predecessor		Successor		Predecessor
	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Successor Exit Credit Facility	$352	8.3%	$—	*	$883	7.0%	$—	*
13.50% Convertible Second Lien Senior Secured Notes due 2019 (1)	2,177	23.7%	—	*	6,185	24.1%	—	*
Predecessor Senior Credit Facility	—	—	1,221	*	—	—	3,134	*
8.0% Second Lien Senior Secured Notes due 2018	—	—	23	*	—	—	936	*
8.875% Senior Notes due 2019	—	—	—	*	—	—	3,107	*
3.25% Convertible Senior Notes due 2026	—	—	—	*	—	—	4	*
5.0% Convertible Senior Notes due 2029	—	—	—	*	—	—	97	*
5.0% Convertible Senior Notes due 2032	—	—	—	*	—	—	2,382	*
5.0% Convertible Exchange Senior Notes due 2032	—	—	—	*	—	—	1,484	*
Other	—	—	7	*	—	—	46	*
Total interest expense	$2,529		$1,251		$7,068		$11,190
(1) Interest expense for the three months ended September 30, 2017 includes $0.7 million of debt discount amortization and $1.4 million of paid in-kind interest, and interest expense for the nine months ended September 30, 2017 includes $1.8 million of debt discount amortization and $4.3 million of paid in-kind interest.
* - Not comparative as the Company was in bankruptcy during portions of the 2016 periods shown and did not pay interest on its debt while in bankruptcy.
Exit Credit Facility
On the Effective Date, upon consummation of the plan of reorganization, the Company entered into an Exit Credit Agreement (the “Exit Credit Agreement”) with the Subsidiary, as borrower (the “Borrower”), and Wells Fargo Bank, National Association, as administrative agent (“the Administrative Agent”), and certain other lenders party thereto. Pursuant to the Exit Credit Agreement, the lenders party thereto agreed to provide the Borrower with a $20.0 million senior secured term loan credit facility (the “Exit Credit Facility”). As of September 30, 2017, we had $16.7 million outstanding on the Exit Credit Facility. On October 17, 2017, the Exit Credit Facility was paid off in full and replaced with a $250.0 million senior secured revolving facility with an initial borrowing base of $40.0 million with $16.7 million outstanding.

The maturity date of the Exit Credit Agreement was September 30, 2018, unless the Borrower notified the Administrative Agent that it intended to extend the maturity date to September 30, 2019, subject to certain conditions and the payment of a fee.

Until such maturity date, the Loans (as defined in the Exit Credit Agreement) under the Exit Credit Agreement beared interest at a rate per annum equal to (i) the alternative base rate plus an applicable margin of 4.50% or (ii) adjusted LIBOR plus an applicable margin of 5.50%. As of September 30, 2017, the interest rate on the Exit Credit Facility was 8.75%.

The Borrower could have elected, at its option, to prepay any borrowing outstanding under the Exit Credit Agreement without premium or penalty (except with respect to any break funding payments, which may have been payable pursuant to the terms of the Exit Credit Agreement).

The Borrower may have been required to make mandatory prepayments of the Loans under the Exit Credit Agreement if the total borrowings exceeded the aggregate credit amounts, and if the Borrower was not in compliance with the Total Proved Asset Coverage Ratio (as defined in the Exit Credit Agreement) or the Secured Debt Asset Coverage Ratio (as defined in the Exit Credit Agreement).

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, if the Borrower had outstanding borrowings and the Consolidated Cash Balance (as defined in the Exit Credit Agreement and the First Amendment and Consent to Exit Credit Agreement dated December 22, 2016) exceeded (i) the sum of $27.5 million plus $21.3 million, which was calculated as the Equity Issuance Net Proceeds from the December 19, 2016 private placement less $2.5 million, as of the close of business on the most recently ended business day on or before March 31, 2018 or (ii) $7.5 million as of the close of business on the most recently ended business day on or after April 1, 2018, the Borrower may have also been required to make mandatory prepayments in an aggregate principal amount equal to such excess.

Furthermore, the Borrower was required to make certain mandatory prepayments within one business day of (i) the issuance of any Equity Interests (as defined in the Exit Credit Agreement) of the Company, (ii) the consummation of any sale or other disposition of Property (as defined in the Exit Credit Agreement) and (iii) the assignment, termination or unwinding of any Swap Agreements (as defined in the Exit Credit Agreement).

Amounts outstanding under the Exit Credit Agreement were guaranteed by the Company and secured by a security interest in substantially all of the assets of the Company and the Borrower.

The Exit Credit Agreement contained certain customary representations and warranties, including as to organization; powers; authority; enforceability; approvals; no conflicts; financial condition; no material adverse change; litigation; environmental matters; compliance with laws and agreements; no defaults; Investment Company Act; taxes; ERISA; disclosure; no material misstatements; insurance; restrictions on liens; subsidiaries; location of business and offices; properties; titles, etc.; maintenance of properties; gas imbalances, prepayments; marketing of production; swap agreements; use of loans; solvency; sanctions laws and regulations; foreign corrupt practices; money laundering laws; and embargoed persons.

The Exit Credit Agreement also contained certain affirmative and negative covenants, including delivery of financial statements; conduct of business; reserve reports; title information; collateral and guarantee requirements; indebtedness; liens; dividends and distributions; investments; sale or discount of receivables; mergers; sale of properties; termination of swap agreements; transactions with affiliates; negative pledges; dividend restrictions; gas imbalances; take-or-pay or other prepayments; and swap agreements.

The Exit Credit Agreement also contained certain financial covenants, including the maintenance of (i) a Total Proved Asset Coverage Ratio (as defined in the Exit Credit Agreement) not to be less than 1.5 to 1.0 initially, and increasing to 2.0 to 1.0 or after December 31, 2018, (ii)  Secured Debt Asset Coverage Ratio (as defined in the Exit Credit Agreement) not to be less than 1.35 to 1.00 for any test date on or before September 30, 2017 and 1.50 to 1.00 after September 30, 2017, in the case of clauses (i) and (ii), to be determined as of January 1 and July 1 each year and as of the date of any Material Acquisition (as defined in the Exit Credit Agreement) or Material Disposition (as defined in the Exit Credit Agreement), (iii) commencing with the fiscal quarter ending March 31, 2018, a ratio of Debt (as defined in the Exit Credit Agreement) as of the end of each fiscal quarter to EBITDAX for the twelve months ending on the last day of such fiscal quarter, not to exceed 4.00 to 1.00, (iv) limitations on Consolidated Cash Balance, (v) limitations on general and administrative expenses and (vi) minimum liquidity requirements.

The Exit Credit Agreement also contained certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; voluntary and involuntary bankruptcy; judgments; and change of control.

As of September 30, 2017, we were in compliance with all covenants within the Exit Credit Agreement.

2017 Senior Credit Facility

On October 17, 2017, the Company entered into the Amended and Restated Senior Secured Revolving Credit Agreement (the “Credit Agreement”) with the Subsidiary, as borrower, JP Morgan Chase Bank, N.A. as administrative agent, and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “2017 Senior Credit Facility”). The 2017 Senior Credit Facility amends, restates and refinances the obligations under the Exit Credit Facility. The 2017 Senior Credit Facility matures (a) October 17, 2021 or (b) if the Convertible Second Lien Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by September 30, 2019, September 30, 2019. The maximum credit amount under the 2017 Senior Credit Facility is currently $250.0 million with an initial borrowing base of $40.0 million. The borrowing base is scheduled to be redetermined in March and September of each calendar year, commencing on or about March 1, 2018, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt.  Additionally, each of the Borrower and the

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

administrative agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations.  The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $10.0 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

All amounts outstanding under the 2017 Senior Credit Facility shall bear interest at a rate per annum equal to, at the Company's option, either (i) the alternative base rate plus an applicable margin ranging from 1.75% to 2.75%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin from 2.75% to 3.75%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2017 Senior Credit Facility are subject to a 0.50% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2017 Senior Credit Facility will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto.

The 2017 Senior Credit Facility also contains certain financial covenants, including the maintenance of (i) a ratio of Total Debt (as defined in the Credit Agreement) to EBITDAX not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter, (ii) a current ratio (based on the ratio of current assets to current liabilities) not to be less than 1.00 to 1.00 and (iii) until no Convertible Second Lien Notes remain outstanding, a ratio of Total Proved PV10% attributable to the Company’s and Borrower’s Proved Reserves (as defined in the Credit Agreement) to Total Secured Debt (net of any Unrestricted Cash not to exceed $10.0 million) not to be less than 1.50 to 1.00 and minimum liquidity requirements.

The obligations under the Credit Agreement are guaranteed by the Company and secured by a first lien security interest in substantially all of the assets of the Company.

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

The aggregate principal amount of the Convertible Second Lien Notes is convertible at the option of the Purchasers at any time prior to the scheduled maturity date at $21.33 per share, subject to adjustments. At closing, the Purchasers were issued 10-year costless warrants equal to 2.5 million shares of common stock. Holders of the Convertible Second Lien Notes have a second priority lien on all assets of the Company, and have a continuing right to appoint two members to our Board of Directors (the “Board”) as long as the Convertible Second Lien Notes are outstanding.

The Convertible Second Lien Notes will mature on August 30, 2019, or such later date as set forth in the Convertible Second Lien Notes, but in no event later than March 30, 2020. The Convertible Second Lien Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in-kind on the then outstanding principal amount of the Convertible Second Lien Notes by increasing the principal amount of the outstanding Convertible Second Lien Notes or by issuing additional Second Lien Notes (“PIK Interest Notes”). The PIK Interest Notes are not convertible. During such time as the Exit Credit Agreement (but not any refinancing or replacement thereof) was in effect, interest on the Convertible Second Lien Notes had to be paid in-kind. As to the new 2017 Senior Credit Facility, interest on the Convertible Second Lien Notes must be paid in-kind; provided however, that after the quarter ending March 31, 2018, if (i) there is no default, event of default or borrowing base deficiency that has occurred and is continuing, (ii) the ratio of total debt to EBITDAX as defined under the 2017 Senior Credit Facility is less than 1.75 to 1.0 and (iii) the unused borrowing base is at least 25%, then the Company can pay the interest on the Convertible Second Lien Notes in cash, at its election.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Indenture also contains certain financial covenants, including the maintenance of (i) a Total Proved Asset Coverage Ratio (as defined in the Exit Credit Agreement) not to be less than 1.35 to 1.00 for any test date on or before September 30, 2017 and 1.50 to 1.00 after September 30, 2017, to be determined as of January 1 and July 1 of each year, (ii) limitations on cash general and administrative expenses through 2017 and (iii) minimum liquidity requirements.

Upon issuance of the Convertible Second Lien Notes in October 2016, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion as well as warrants on the debt instrument, we recorded a debt discount of $11.0 million, thereby reducing the $40.0 million carrying value upon issuance to $29.0 million and recorded an equity component of $11.0 million. The debt discount is amortized using the effective interest rate method based upon an original term through August 30, 2019. $8.8 million of debt discount remains to be amortized on the Convertible Second Lien Notes as of September 30, 2017.

As of September 30, 2017, we were in compliance with all covenants within the Indenture governing the Convertible Second Lien Notes.

NOTE 4—Equity

During the three months ended September 30, 2017, certain holders of the 10 year costless warrants associated with the Convertible Second Lien Notes exercised 54,687 warrants for the issuance of an equal amount of our one cent par value common stock. The Company received cash for the one cent par value for issuance of 54,687 common shares. During the nine months ended September 30, 2017, certain holders of the 10 year costless warrants associated with the Convertible Second Lien Notes, exercised 1,429,687 warrants for the issuance of an equal amount of our one cent par value common stock. The Company received cash for the one cent par value for issuance of 679,687 common shares and the remaining common shares were issued cashless, which resulted in 564 shares repurchased by the Company and held in treasury stock. As of September 30, 2017, 1,070,312 of such warrants remain un-exercised.

NOTE 5—Net Income (Loss) Per Common Share

Upon our emergence from bankruptcy on the Effective Date, as discussed in Note 1—“Description of Business and Significant Accounting Policies”, the Predecessor Company's outstanding common stock and preferred stock were canceled, and new common stock and warrants were then issued.

Net income (loss) applicable to common stock was used as the numerator in computing basic and diluted income (loss) per common share for the three and nine months ended September 30, 2017 and 2016. The following table sets forth information related to the computations of basic and diluted income (loss) per share:

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Basic net income (loss) per share:
Net income (loss) applicable to common stock	$720	$(19,102)	$(6,219)	$(49,185)
Weighted average shares of common stock outstanding	10,522	78,854	9,765	77,125
Basic net income (loss) per share	$0.07	$(0.24)	$(0.64)	$(0.64)

Diluted net income (loss) per share:
Net income (loss) applicable to common stock	720	(19,102)	(6,219)	(49,185)
Weighted average shares of common stock outstanding	10,522	78,854	9,765	77,125
Diluted loss per share:
Common shares issuable upon conversion of the Convertible Second Lien Notes associated warrants	1,070	*	*	*
Common shares issuable upon conversion of warrants of unsecured claim holders	1,350	*	*	*
Common shares issuable to unsecured claim holders	39	*	*	*
Common shares issuable on assumed conversion of restricted stock	293	*	*	*
Diluted weighted average shares of common stock outstanding	13,274	78,854	9,765	77,125
Diluted net income (loss) per share (1) (2) (3) (4) (5)	$0.05	$(0.24)	$(0.64)	$(0.64)

(1) Common shares issuable upon assumed conversion of convertible preferred stock or dividends paid were not presented as they would have been anti-dilutive.	—	14,966	—	14,966
(2) Common shares issuable upon assumed conversion of the 2026 Notes, 2029 Notes, 2032 Exchange Notes and 2032 Notes or interest paid were not presented as they would have been anti-dilutive.	—	5,910	—	5,910
(3) Common shares issuable on assumed conversion of restricted stock, stock warrants and employee stock options were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	—	13,062	291	13,062
(4) Common shares issuable upon conversion of the Convertible Second Lien Notes were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	1,875	—	1,875	—
(5) Common shares issuable upon conversion of the Convertible Second Lien Notes associated warrants and unsecured claim holders were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	—	—	2,459	—

* Adjustments to weighted average shares of common stock is not applicable due to a net loss for the period.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—Income Taxes
We recorded no income tax expense or benefit for the three and nine months ended September 30, 2017. We recorded a valuation allowance at December 31, 2016, which resulted in no net deferred tax asset or liability appearing on our statement of financial position. We recorded this valuation allowance after an evaluation of all available evidence (including our recent history of net operating losses in 2016 and prior years) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, our deferred tax assets were unrecoverable. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of September 30, 2017.

As of September 30, 2017, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2016.

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
The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three and nine months ended September 30, 2017 and 2016:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Oil and Natural Gas Derivatives (in thousands)
Gain on commodity derivatives not designated as hedges, settled	$166	$—	$313	$—
Loss on commodity derivatives not designated as hedges, not settled	(479)	—	(120)	30
Total gain/(loss) on commodity derivatives not designated as hedges	$(313)	$—	$193	$30
Commodity Derivative Activity
We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivatives are approved by the Hedging Committee of the Board, and reviewed periodically by the Board.
Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering into derivative contracts. We were not at risk of losing any fair value amounts had our counterparties been unable to fulfill their obligations as of September 30, 2017.

As of September 30, 2017, the open positions on our outstanding commodity derivative contracts, all of which were natural gas contracts with BP, were as follows:

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contract Type	Daily Volume (MMBtu)	Total Volume (MMBtu)	Fixed Price	Fair Value at September 30, 2017 (In thousands)
Natural Gas Swaps
2017	6,000	552,000	$3.20	$80
2018	20,000	7,300,000	$2.985 - $3.015	$(282)
Natural Gas Costless Collars
2017	12,000	1,104,000	$3.00 - $3.60	$82

Subsequent to the third quarter of 2017, we entered into the following new derivative contracts with JP Morgan:

Contract Type	Daily Volume (MMBtu or Barrels)	Total Volume (MMBtu or Barrels)	Fixed Price	Contract Start Date	Contract Termination
Natural Gas Swaps
2018	16,000	480,000	$3.03	6/1/2018	6/30/2018
2018	18,000	1,656,000	$3.03	7/1/2018	9/30/2018
2018	19,000	1,748,000	$3.03	10/1/2018	12/31/2018
2019	34,000	3,060,000	$3.03	1/1/2019	3/31/2019
2019	7,500	2,062,500	$3.03	4/1/2019	12/31/2019
Oil Swaps
2017-2018	400	84,800	$51.08	12/1/2017	6/30/2018
2018	350	64,400	$51.08	7/1/2018	12/31/2018
2019	325	58,825	$51.08	1/1/2019	6/30/2019
2019	300	55,200	$51.08	7/1/2019	12/31/2019

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each Level as of September 30, 2017 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1—“Description of Business and Significant Accounting Policies” for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$—	$—	$—
Non-current Assets Commodity Derivatives	—	—	—	—
Current Liabilities Commodity Derivatives	—	(71)	—	(71)
Non-current Liabilities Commodity Derivatives	—	(49)	—	(49)
Total	$—	$(120)	$—	$(120)
We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets for the periods ending September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Current Assets Commodity Derivatives	$436	$(436)	$—	$—	$—	$—
Non-current Assets Commodity Derivatives	30	(30)	—	—	—	—
Current Fair Value of Commodity Derivatives	(507)	436	(71)	—	—	—
Non-current Fair Value of Commodity Derivatives	(79)	30	(49)	—	—	—
Total	$(120)	$—	$(120)	$—	$—	$—

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Operating Leases—We have commitments under operating lease agreements for office space and office equipment. Total rent expense for the three months ended September 30, 2017 and 2016 was approximately $0.4 million and $0.4 million, respectively, and total rent expense for the nine months ended September 30, 2017 and 2016 was approximately $1.3 million and $1.2 million, respectively.

Defined Contribution Plan – We have a defined contribution plan (“DCP”) that has a Company matching option to employees' contributions. Participation in the DCP is voluntary and all employees of the Company are eligible to participate. We suspended the Company's match in April 2016. We charged to expense plan contributions of zero for the three months ended September 30, 2017 and 2016, and zero and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 9—Subsequent Events

On October 17, 2017, we entered into the 2017 Senior Credit Facility which amends, restates and refinances the obligations under the Exit Credit Facility. For further discussion, see Note 3—“2017 Senior Credit Facility”. As of October 17, 2017, we had $16.7 million of borrowings outstanding under the 2017 Senior Credit Facility.

The Company entered into new natural gas swaps and oil swaps with JP Morgan on October 23, 2017 for a total of 9,006,500 MMbtu of natural gas and 263,225 barrels of oil through 2019. See Note 7—“Commodity Derivative Activity” for further details.

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

Overview

Goodrich Petroleum Corporation (“Goodrich” and, together with its subsidiary, Goodrich Petroleum Company, L.L.C. (the "Subsidiary”), “we,” “our,” or the “Company”) is an independent oil and natural gas company engaged in the exploration, development and production of properties primarily in (i) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend, (ii) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale Trend (“TMS”), and (iii) South Texas, which includes the Eagle Ford Shale Trend.

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

Emergence from Bankruptcy

    On April 15, 2016 (the “Petition Date”), we filed voluntary bankruptcy petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), to pursue a Chapter 11 plan of reorganization (the “Chapter 11 Cases”). We filed a motion with the Bankruptcy Court seeking joint administration of the Chapter 11 Cases under the caption In re Goodrich Petroleum Corporation, et al. (Case No. 16-31975). Our joint plan of reorganization (the “Plan of Reorganization”) was confirmed by the Bankruptcy Court on September 28, 2016, and we emerged from bankruptcy on October 12, 2016 (the “Effective Date”).

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

The application of fresh start accounting and the effects of the implementation of our Plan of Reorganization resulted in our Consolidated Financial Statements on or after the Effective Date not being comparable with the Consolidated Financial Statements prior to that date. Our financial results for periods following our application of fresh start accounting will be different from historical trends, and the differences may be material.

All references made to “Successor” or “Successor Company” relate to the Company on and subsequent to the Effective Date. References to the “Successor” in this quarterly report relate to the periods after the Effective Date, which includes the first three quarters of 2017. References to “Predecessor” or “Predecessor Company” in this quarterly report refer to the Company prior to the Effective Date, which includes the first three quarters of 2016.

On the Effective Date, to better reflect the true economics of our exploration and development of oil and natural gas reserves, we transitioned from the Successful Efforts Method of Accounting for oil and gas activities to the Full Cost Method of Accounting.

Primary Operating Areas

Haynesville Shale Trend

Our development acreage in this trend is primarily centered in DeSoto and Caddo parishes, Louisiana and Angelina and Nacogdoches counties, Texas. We held approximately 50,000 gross (26,000 net) acres as of September 30, 2017 producing from and prospective for the Haynesville Shale Trend. During the third quarter of 2017, we entered into acreage swap transactions which increased our contiguous acreage position and will allow us to drill longer lateral wells. Our net production volumes from our Haynesville Shale Trend wells represented approximately 88% of our total equivalent production on a Mcfe basis for the third quarter of 2017. We drilled one gross (0.7 net) well in the third quarter of 2017, which will be completed in the fourth quarter of 2017. We plan to focus all of our 2017 drilling efforts in the Haynesville Shale Trend.

Tuscaloosa Marine Shale Trend

We held approximately 102,000 gross (71,000 net) acres in the TMS as of September 30, 2017. We have 2 gross (1.7 net) TMS wells drilled and awaiting completion. Our net production volumes from our TMS wells represented approximately 12% of our total equivalent production on a Mcfe basis and approximately 100% of our total oil production for the third quarter of 2017. We did not conduct any capital workover operations on any wells in the TMS during the third quarter of 2017.

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

The predecessor 2016 period results of operations (displayed below) reflect the period from January 1, 2016 to September 30, 2016. The items that had the most material financial effect on our Net Loss of $37.9 million for the nine months ended September 30, 2016 was the cost of our failed restructuring effort prior to filing for bankruptcy, interest expense and depletion, depreciation and amortization expense.

The successor 2017 period results of operations (displayed below) reflect the period from January 1, 2017 to September 30, 2017. The items that had the most material financial effect on our Net Loss of $6.2 million for the nine months ended September 30, 2017 were workover expenses included in lease operating expenses, performance bonus accrual included in general and administrative expenses and interest expense offset by non-recurring other income.

The following table reflects our summary operating information for the periods presented in thousands, except for price and volume data. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

Revenues from Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	Successor	Predecessor			Successor	Predecessor
(In thousands, except for price data)	2017	2016	Variance		2017	2016	Variance
Revenues:
Natural gas	$9,567	$2,562	$7,005	273%	$22,955	$5,465	$17,490	320%
Oil and condensate	3,397	4,689	(1,292)	(28)%	11,535	14,667	(3,132)	(21)%
Natural gas, oil and condensate	12,964	7,251	5,713	79%	34,490	20,132	14,358	71%
Net Production:
Natural gas (MMcf)	3,235	1,275	1,960	154%	7,863	4,211	3,652	87%
Oil and condensate (MBbls)	71	107	(36)	(34)%	237	376	(139)	(37)%
Total (Mmcfe)	3,661	1,916	1,745	91%	9,285	6,466	2,819	44%
Average daily production (Mcfe/d)	39,793	20,826	18,967	91%	34,011	23,599	10,412	44%
Average realized sales price per unit:
Natural gas (per Mcf)	$2.96	$2.01	$0.95	47%	$2.92	$1.30	$1.62	125%
Natural gas (per Mcf) including cash settled derivatives	$3.01	$2.01	$1.00	50%	$2.96	$1.30	$1.66	128%
Oil and condensate (per Bbl)	$47.85	$43.89	$3.96	9%	$48.67	$39.02	$9.65	25%
Average realized price (per Mcfe)	$3.54	$3.78	$(0.24)	(6)%	$3.71	$3.11	$0.60	19%

Natural gas, oil and condensate revenues increased by $5.7 million and by $14.4 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increases were primarily driven by higher natural gas production and higher realized oil and natural gas prices. The increase in natural gas production volumes is attributed to two operated Haynesville Shale Trend wells completed in the second quarter of 2017 and the continued production of two non-operated Haynesville Shale Trend wells completed in late 2016. Beginning in August 2016, we elected to take our production in-kind and market the majority of our non-operated Haynesville Shale Trend natural gas volumes resulting in an improvement in the prices we received on such natural gas volumes. Natural gas realized prices for the three and nine months ended September 30, 2016 included the netting of transportation and processing costs on such volumes that was discontinued upon taking our production in-kind. For the three and nine months ended September 30, 2017, 74% and 67%, respectively, of our oil and natural gas revenue was attributable to natural gas sales compared to 35% and 27% for the three and nine months ended September 30, 2016, respectively.

We are concentrating on increasing our natural gas production volumes through increased drilling in the Haynesville Shale Trend.

Operating Expenses
As described below, operating expenses decreased $0.8 million and increased $1.9 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decrease in operating expenses for the three months ended September 30, 2017 was primarily due to the decrease in production and other taxes discussed further below. The increase in operating expenses for the nine months ended September 30, 2017 was primarily the result of $3.1 million of workover costs included in lease operating expense in 2017 and recognition of additional transportation expense in 2017 by virtue of taking our production in-kind in the Haynesville Shale Trend and paying related transportation costs for that production, offset by a $1.3 million decrease in production and other taxes as discussed further below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Successor	Predecessor			Successor	Predecessor
Operating Expenses (in thousands)	2017	2016	Variance		2017	2016	Variance
Lease operating expenses	$2,184	$2,009	$175	9%	$9,445	$6,302	$3,143	50%
Production and other taxes	(15)	944	(959)	(102)%	1,068	2,360	(1,292)	(55)%
Operating Expenses per Mcfe
Lease operating expenses	$0.60	$1.05	$(0.45)	(43)%	$1.02	$0.97	$0.05	5%
Production and other taxes	—	0.49	(0.49)	(100)%	0.12	0.36	(0.24)	(67)%

Lease Operating Expense
Lease operating expense increased $0.2 million and $3.1 million during the three and nine months ended September 30, 2017, respectively compared to the same periods in 2016. The increase is substantially attributed to an increase in workover expense for the nine months ended September 30, 2017, in addition to increased costs due to increased production for both the three and nine months ended September 30, 2017. We incurred $3.1 million in workover cost for the nine months ended September 30, 2017 and only $0.8 million for the nine months ended September 30, 2016, as we curtailed such expenditures while in bankruptcy.
Production and Other Taxes
Production and other taxes includes severance and ad valorem taxes. Severance taxes for the three and nine months ended September 30, 2017 were $0.1 million and $0.9 million, respectively. Ad valorem taxes for the three months ended September 30, 2017 was a credit of $0.1 million as a result of the receipt of refunds. Ad valorem taxes for the nine months ended September 30, 2017 was $0.2 million. During the three and nine months ended September 30, 2016, production and other taxes included severance tax of $0.3 million and $0.8 million, respectively and ad valorem tax of $0.7 million and $1.6 million, respectively.

Severance taxes remained relatively flat for both the three and nine months ended September 30, 2017, reflecting decreased oil production volumes directly offset by tax increases due to the expiration of the exemption on certain wells in Mississippi and Louisiana. The State of Mississippi has enacted an exemption from the existing 6.0% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which is partially offset by a 1.3% local severance tax on such wells. The exemption is applicable until the earlier of (i) 30 months from the date of first sale of production or (ii) payout of the well. The State of Louisiana has also enacted an exemption from the existing 12.5% severance tax on oil and from the $0.098 per Mcf (through June 30, 2017) and $0.11 per Mcf (from July 1, 2017 through June 30, 2018) severance tax on natural gas for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) payout of the well. The net revenues from our wells drilled in our TMS acreage in Southwestern Mississippi and Southeast Louisiana have been favorably impacted by these exemptions.

The decrease in ad valorem tax between periods reflects refunds or tax credits received of $0.2 million and $0.5 million for the three and nine months ended September 30, 2017, respectively, as well as the reduction in the assessed values of our properties. We also received severance tax refunds recorded in the third quarter of 2017 of approximately $0.2 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
Operating Expenses (in thousands):	2017	2016	2017	2016
Transportation and processing	$1,624	$360	$4,668	$1,239
Exploration	—	78	—	564
Depreciation, depletion and amortization	3,516	2,312	8,893	7,998
General and administrative	3,749	3,790	11,984	13,874
Operating Expenses per Mcfe
Transportation and processing	$0.44	$0.19	$0.50	$0.19
Exploration	$—	$0.04	$—	$0.09
Depreciation, depletion and amortization	$0.96	$1.21	$0.96	$1.24
General and administrative	$1.02	$1.98	$1.29	$2.15

Transportation and Processing

Transportation and processing expense for the three and nine months ended September 30, 2017 includes $1.0 million and $3.0 million, respectively, of transportation fees incurred on natural gas volumes that we take in-kind and pay directly to the transporter on non-operated Haynesville Shale Trend natural gas volumes, effective with August 2016 production. The transportation and processing expense for the three and nine months ended September 30, 2016 did not include these take in-kind transportation fees as gathering fees for that period were netted against the Company's realized natural gas price.

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
General and Administrative (“G&A”)

The Successor Company recorded $3.7 million and $12.0 million in G&A expense in the three and nine months ended September 30, 2017, respectively, which includes non-cash expenses of (i) $1.0 million and $3.0 million, respectively, for share based compensation, (ii) $0.7 million and $2.1 million, respectively, in performance bonuses to be compensated in common stock and (iii) $0.1 million and $0.4 million, respectively, of office rent amortization.

The Predecessor Company recorded $3.8 million and $13.9 million in G&A expense in the three and nine months ended September 30, 2016, respectively, which includes $1.1 million and $3.3 million of share based compensation, respectively.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
Other income (expense) (in thousands):	Successor	Predecessor	Successor	Predecessor
	2017	2016	2017	2016
Interest expense	$(2,529)	$(1,251)	$(7,068)	$(11,190)
Interest income and other	1,250	—	1,271	58
Gain (loss) on commodity derivatives not designated as hedges	(313)	—	193	30

Average funded borrowings adjusted for debt discount and accretion	$52,614	$445,545	$50,543	$581,913
Average funded borrowings	$61,628	$439,053	$60,190	$584,044

Interest Expense

The Successor Company's interest expense for the three and nine months ended September 30, 2017 reflects cash interest of $0.4 million and $0.9 million, respectively, incurred on the $20.0 million senior secured term loan credit facility (the “Exit Credit Facility”) and non-cash interest of $2.1 million and $6.2 million, respectively, incurred on the Company's 13.50% Convertible Second Lien Senior Secured Notes due 2019 (the “Convertible Second Lien Notes”), which includes the paid in-kind interest and amortization of debt discount.

The Predecessor Company's interest expense for the three and nine months ended September 30, 2016 reflects interest payable in cash of $0.6 million and $8.5 million, respectively, and non-cash interest of $0.6 million and $2.7 million, respectively. The Predecessor Company did not record interest expense subsequent to the Petition Date on any of its outstanding second lien and senior notes. All the accrued interest on such notes was never paid as the underlying debt was canceled in bankruptcy.

Interest Income and Other

We recorded a credit of $1.3 million in interest income and other for the three and nine months ended September 30, 2017 primarily related to the receipt of $1.2 million in cash that was previously held in escrow related to the sale of Predecessor's assets in a prior period.

Gain (Loss) on Commodity Derivatives Not Designated as Hedges

Gain (loss) on commodity derivatives not designated as hedges for the three months ended September 30, 2017 is comprised of an unrealized loss of $0.5 million, representing the change of the fair value of our natural gas derivative contracts, offset by a $0.2 million gain on cash settlement. Gain (loss) on commodity derivatives not designated as hedges for the nine months ended September 30, 2017 is comprised of an unrealized loss of $0.1 million, representing the change of the fair value of our natural gas derivative contracts, offset by as a $0.3 million gain on cash settlement.

Restructuring

As a result of our efforts to restructure the Company outside of bankruptcy and the preliminary preparation involved in filing the Chapter 11 Cases during the first three quarters of 2016, we incurred significant professional fees and other costs. Restructuring costs incurred during the three and nine months ending September 30, 2016 totaled zero and $5.1 million, respectively. No restructuring costs have been incurred during 2017.

Reorganization gain (loss), net

We anticipate that we will continue to incur professional fees and costs until the bankruptcy case is final. We continue to work on settling bankruptcy claims. We believe that the estimated liability we have established for these costs is sufficient to cover such cost.

Income Tax Benefit

We recorded no income tax expense or benefit for the three and nine months ended September 30, 2017. We recorded a valuation allowance at December 31, 2016, which resulted in no net deferred tax asset or liability appearing on our statement of financial position. We recorded this valuation allowance after an evaluation of all available evidence (including our recent history of net operating losses in 2016 and prior years) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, our deferred tax assets were unrecoverable. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of September 30, 2017.

Adjusted EBITDA/EBITDAX

Adjusted EBITDA/EBITDAX is a supplemental non-United States Generally Accepted Accounting Principle (“US GAAP”) financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. The Predecessor defined Adjusted EBITDAX as earnings before interest expense, income tax, DD&A, exploration expense, share based compensation expense and impairment of oil and natural gas properties. The Successor calculates Adjusted EBITDA in the same way, but EBITDA reflects the absence of exploration expense in the Full Cost Method of Accounting used by the Successor. In calculating Adjusted EBITDA/EBITDAX, gains/losses on commodity derivatives not designated as hedges and net cash received or paid in settlement of derivative instruments are also excluded. Other excluded items include interest income, gain on sale of assets, restructuring, reorganization and other expense. Adjusted EBITDA/EBITDAX is not a measure of net income (loss) as determined by US GAAP. Adjusted EBITDA/EBITDAX should not be considered an alternative to net income (loss), as defined by US GAAP. The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDA/EBITDAX to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Successor	Predecessor	Successor	Predecessor
	2017	2016	2017	2016
Net loss (US GAAP)	$720	$(13,986)	$(6,219)	$(37,948)
Exploration expense	—	78	—	564
Interest expense	2,529	1,251	7,068	11,190
Depreciation, depletion and amortization	3,516	2,312	8,893	7,998
Share based compensation expense	1,715	1,136	5,093	3,307
Loss (gain) on commodity derivatives not designated as hedges	313	—	(193)	(30)
Net cash received in settlement of derivative instruments	166	—	313	—
Other items (1)	(1,358)	10,645	(1,574)	14,435
Adjusted EBITDA/EBITDAX	$7,601	$1,436	$13,381	$(484)

(1)	Other items include interest income, restructuring, reorganization and other non-recurring income and expense.

Management believes that this non-US GAAP financial measure provides useful information to investors because it is monitored and used by our management and widely used by professional research analysts in the valuation and investment recommendations of companies within the oil and natural gas exploration and production industry. Our computations of Adjusted EBITDA/EBITDAX are defined in our Exit Credit Facility Agreement and the indenture governing our Convertible Second Lien Notes, consequently it may not be comparable to other similarly totaled measures of other companies.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the first nine months of 2017 were cash on hand and cash from operating activities. We used cash primarily to fund capital expenditures. We currently plan to fund our operations and capital expenditures for the remainder of 2017 through a combination of cash on hand, cash from operating activities and borrowing under our 2017 Senior Credit Facility (as defined below), although we may from time to time consider the funding alternatives described below.

On October 17, 2017, we entered into the Amended and Restated Senior Secured Revolving Credit Facility (“Credit Agreement”) with the Subsidiary, as borrower, JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “2017 Senior Credit Facility”). Total lender commitments under the 2017 Senior Credit Facility are $250 million. The 2017 Senior Credit Facility matures on a) October 17, 2021 or b) if the Convertible Second Lien Notes have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by September 30, 2019, September 30, 2019. Revolving borrowings under the 2017 Senior Credit Facility are limited to, and subject to periodic redeterminations, of the borrowing base. The initial borrowing base is $40 million. Pursuant to the terms of the 2017 Senior Credit Facility, borrowing base redeterminations will be on a semi-annual basis on or about March 1st and September 1st of each calendar year, commencing on or about March 1, 2018. JPMorgan Chase Bank, N.A. is the lead lender and administrative agent under the Senior Credit Facility.

We exited the third quarter of 2017 with cash of $31.7 million, which includes $0.6 million of restricted cash held as collateral for the issuance of a letter of credit in connection with a natural gas gathering agreement. As of September 30, 2017, we had outstanding borrowings under the Exit Credit Facility of $16.7 million. The outstanding Exit Credit Facility amount was paid off upon entering into the 2017 Senior Credit Facility on October 17, 2017 with a $16.7 million balance due under the 2017 Senior Credit Facility.

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

We have supported our cash flows with derivative contracts that covered approximately 47% of our natural gas sales volumes for the first nine months of 2017. We had no oil derivative contracts for the first nine months of 2017. For additional information on our derivative instruments see Note 7—“Commodity Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cash Flows
The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2017	2016	2017	2016
Cash flow statement information:
Net cash:
Provided by (used in) operating activities	$285	$(1,838)	$15,813	$(14,152)
Used in investing activities	(3,716)	(1,735)	(21,235)	(3,206)
Provided by (used in) financing activities	106	—	(342)	12,075
Decrease in cash and cash equivalents	$(3,325)	$(3,573)	$(5,764)	$(5,283)

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations for both the three and nine months ended September 30, 2017. Changes in working capital also impact cash flows. Net cash provided by operating activities for the three months ended September 30, 2017 was $0.3 million including operating cash flows before working capital changes of $8.3 million, and net cash provided by operating activities for the nine months ended September 30, 2017 was $15.8 million including operating cash flows before working capital changes of $13.6 million.

Investing activities: We recorded capital expenditures of approximately $5.4 million and $25.8 million for the three and nine months ended September 30, 2017, respectively. Net cash used in investing activities was approximately $3.7 million and $21.2 million for the three and nine months ended September 30, 2017, respectively. The difference in capital expenditures and net cash used in investing activities for the nine months ended September 30, 2017 was attributed to $3.3 million accrued at September 30, 2017, $1.0 million of utilized inventory, $0.5 million proceeds received from the sale of assets, and the utilization of $0.4 million of cash advanced in 2016, offset by the $0.6 million accrued at December 31, 2016 and paid in 2017. The full year 2017 capital expenditures include $2.3 million of capitalized internal costs directly related to our acquisition of leasehold, drilling and completion activities. Capital expenditures during the three months ended September 30, 2017 were substantially all spent on drilling and completions costs, while capital expenditures for the nine months ended September 30, 2017 were comprised of $25.6 million associated with drilling and completions costs and $0.2 million for miscellaneous expenditures.

Financing activities: Net cash used in financing activities for the nine months ended September 30, 2017 consisted of $0.3 million in registration and issuance costs associated with various securities issued since our emergence from bankruptcy or to be issued in the future.

Debt consisted of the following balances as of the dates indicated (in thousands):

	September 30, 2017		December 31, 2016
	Principal	Carrying Amount	Principal	Carrying Amount
Exit Credit Facility	$16,651	$16,651	$16,651	$16,651
13.50% Convertible Second Lien Senior Secured Notes due 2019 (1)	45,480	36,688	41,170	30,554
Total debt	$62,131	$53,339	$57,821	$47,205

(1) The debt discount is being amortized using the effective interest rate method based upon a maturity date of August 30, 2019. The principal includes $5.5 million and $1.2 million of paid in-kind interest at September 30, 2017 and December 31, 2016, respectively. The carrying value includes $8.8 million and $10.6 million of unamortized debt discount at September 30, 2017 and December 31, 2016, respectively.

For additional information on our financing activities, see Note 3—“Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2016, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended September 30, 2017.

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

Commodity Price Risk

Our most significant market risk relates to fluctuations in crude oil and natural gas prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash write-down of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. We entered into natural gas derivative instruments during the nine months ended September 30, 2017 in order to reduce the price risk associated with production in 2017 of approximately 18,000 MMBtu per day. We did not enter into derivatives instruments for trading purposes. Utilizing actual derivative contractual volumes, a hypothetical increase of 10% in the underlying commodity prices would have increased the derivative liability position by $0.4 million as of September 30, 2017. Likewise, a hypothetical decrease of 10% in the underlying commodity prices would have increased the fair market value of derivatives by $0.4 million to a net derivative asset position as of September 30, 2017. Furthermore, a gain or loss would have been substantially offset by an increase or decrease, respectively, in the actual sales value of production covered by the derivative instruments.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of September 30, 2017, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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
As of September 30, 2017, we did not have any material outstanding and pending litigation.

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

10.1
Credit Agreement, dated as of October 17, 2017, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 19, 2017).

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

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: November 8, 2017	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: November 8, 2017	By:	/S/ Robert T. Barker
Robert T. Barker
Vice President, Controller, Chief Accounting Officer and Chief Financial Officer