Form 10-K
period 2017-12-31
GOODRICH PETROLEUM CORP
filed 2018-03-02
CIK 943861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-12719

GOODRICH PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	76-0466193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
801 Louisiana, Suite 700 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (713) 780-9494
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	NYSE American
(Title of Each Class)	(Name of Each Exchange)
Securities Registered Pursuant to Section 12(g) of the Act:

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emergency growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates (based upon the closing sales price on the NYSE American on June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $46.6 million. The number of shares of the Registrant’s common stock par value $0.01 per share, outstanding as of March 1, 2018 was 11,359,887.
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
December 31, 2017

PART I

Items 1. and 2.	Business and Properties
General

Goodrich Petroleum Corporation, a Delaware corporation (together with its subsidiary, “we,” “our,” or “the Company”) formed in 1995, is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend, (ii) Southwest Mississippi and Southeast Louisiana which includes the Tuscaloosa Marine Shale Trend (“TMS”), and (iii) South Texas, which includes the Eagle Ford Shale Trend. We own interests in 165 producing oil and natural gas wells located in 38 fields in seven states. At December 31, 2017, we had estimated proved reserves of approximately 428 Bcfe, comprised of 415 Bcf of natural gas and 2.1 MMBbls of oil and condensate.

We operate as one segment as each of our operating areas have similar economic characteristics and each meet the criteria for aggregation as defined by accounting standards related to disclosures about segments of an enterprise.

Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code

On April 15, 2016, we and our subsidiary Goodrich Petroleum Company, L.L.C. (the “Subsidiary”, and together with us, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) and, the cases commenced thereby, the (“Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), to pursue a Chapter 11 plan of reorganization. The Debtors received Bankruptcy Court confirmation of their joint plan of reorganization on September 28, 2016 and subsequently emerged from bankruptcy on October 12, 2016 (the “Effective Date”).

The Company accounted for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations”.

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
PV-10 is the pre-tax present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying the 12-month average price for the year and holding that price constant throughout the productive life of the reserves (except for consideration of price changes to the extent provided by contractual arrangements), and deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on current costs and assuming continuation of existing economic conditions). PV-10 is not a financial measure that is calculated in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).  The SEC methodology for computing the 12-month average price is discussed in the definition of “Proved reserves” below.
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

Oil and Natural Gas Operations and Properties

As of December 31, 2017, nearly all of our proved oil and natural gas reserves were located in Louisiana, Texas and Mississippi. We spent substantially all of our 2017 capital expenditures of $41.8 million in the Haynesville Shale Trend of Northwest Louisiana. Our total capital expenditures, including accrued costs for services performed during 2017, consisted of $41.2 million for drilling and completion costs, $0.5 million for leasehold acquisitions and extensions, and $0.1 million for furniture and fixtures.

We are currently focused on developing our Haynesville Shale Trend assets. The Haynesville Shale Trend is one of the top natural gas plays in the U.S., particularly when factoring in its geographic location, pipeline and infrastructure capacity and deliverability of gas to the gulf coast industrial complex and liquified natural gas export facilities. As a result, substantially all of our 2018 capital expenditure budget is planned for Haynesville Shale Trend development.

NORTHWEST LOUISIANA:
Haynesville Shale Trend
MISSISSIPPI
TEXAS
LOUISIANA
LOUISIANA AND MISSISSIPPI:
Tuscaloosa Marine Shale
SOUTH TEXAS:
Eagle Ford Shale Trend
EAST TEXAS: Haynesville Shale
Shelby Trough/Angelina River Trend

The table below details our acreage positions, average working interest and producing wells as of December 31, 2017.

			Average Producing Well Working Interest	Producing wells at December 31, 2017
	Acreage As of December 31, 2017
Field or Area	Gross	Net
Tuscaloosa Marine Shale Trend	87,635	64,945	65%	40
Haynesville Shale Trend	50,097	25,855	33%	91
Eagle Ford Shale Trend	32,430	14,148	—	—
Other	33,125	7,323	23%	34

Haynesville Shale Trend

As of December 31, 2017, we have acquired or farmed-in leases totaling approximately 50,100 gross (25,900 net) acres in the Haynesville Shale Trend. During 2017, we added 5 gross (1.5 net) wells to production on our acreage. Our Haynesville Shale Trend drilling activities are currently located in leasehold areas in Caddo, DeSoto and Red River parishes, Louisiana. As of December 31, 2017, we had 6 gross wells in the drilling phase and 5 additional gross wells waiting on completion operations in the Haynesville Shale Trend.

On February 28, 2018, we closed, in two separate transactions, the sale of working interests in certain oil and gas leases, wells, units and facilities (the “Disposition”) and certain net leasehold interests in a portion of our undeveloped acreage in the Angelina River Trend in Angelina and Nacogdoches Counties, Texas to BP America Production Company for total consideration of approximately $23 million, with an effective date of January 1, 2018. The Disposition is subject to customary post-closing adjustments.

Tuscaloosa Marine Shale Trend

As of December 31, 2017, we have acquired approximately 87,600 gross (64,900 net) lease acres in the TMS, an oil shale play in Southwest Mississippi and Southeast Louisiana. Approximately 60,400 gross (41,900 net) acres are currently held by production. During 2017, we did not conduct any drilling operations and did not add any wells to production. As of December 31, 2017, we had 2 gross (1.7 net) wells waiting on completion operations in the TMS.

Eagle Ford Shale Trend

As of December 31, 2017, we have acquired or farmed-in leases totaling approximately 32,400 gross (14,100 net) lease acres in the Eagle Ford Shale Trend. We sold our Eagle Ford Shale Trend proved reserves and a portion of the associated leasehold on September 4, 2015 but retained approximately 14,100 net acres of undeveloped leasehold in Frio County, Texas for future development or sale.

Other

As of December 31, 2017, we maintained ownership interests in acreage and/or wells in several additional fields.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information on our recent operations in the Haynesville Shale Trend, TMS and Eagle Ford Shale Trend.

Oil and Natural Gas Reserves

The following tables set forth summary information with respect to our proved reserves as of December 31, 2017 and 2016, as estimated by Netherland, Sewell & Associates, Inc. (“NSAI”) and by Ryder Scott Company (“RSC”) our independent reserve engineers. All of our proved reserves estimates are independently prepared by NSAI and RSC. NSAI prepared the estimates on all our proved reserves as of December 31, 2017 on properties other than those located in the TMS. RSC prepared the estimate of proved reserves as of December 31, 2017 for our TMS properties. Copies of the summary reserve reports of NSAI and RSC as of December 31, 2017 are included as exhibits to this Annual Report on Form 10-K. For additional information see Supplemental Information “Oil and Natural Gas Producing Activities (Unaudited)” to our consolidated financial statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Net proved reserves and the PV10 estimates at December 31, 2017 below, were calculated using flat, twelve month average commodity index prices of $51.34 per barrel and $2.98 per Mmbtu.

	Proved Reserves at December 31, 2017
	Developed Producing	Developed Non-Producing	Undeveloped	Total
	(dollars in thousands)
Net Proved Reserves:
Oil (MBbls) (1)	1,414	716	—	2,130
Natural Gas (Mmcf)	40,841	12,020	362,363	415,224
Mcf Natural Gas Equivalent (Mmcfe) (2)	49,326	16,313	362,363	428,002
Estimated Future Net Cash Flows				$500,504
PV-10 (3)				$264,159
Discounted Future Income Taxes				(3,849)
Standardized Measure of Discounted Net Cash Flows (3)				$260,310

	Proved Reserves at December 31, 2016
	Developed Producing	Developed Non-Producing	Undeveloped	Total
	(dollars in thousands)
Net Proved Reserves:
Oil (MBbls) (1)	1,988	827	—	2,815
Natural Gas (Mmcf)	23,277	4,266	258,495	286,038
Mcf Natural Gas Equivalent (Mmcfe) (2)	35,207	9,225	258,495	302,927
Estimated Future Net Cash Flows				$159,824
PV-10 (3)				$57,086
Discounted Future Income Taxes				(164)
Standardized Measure of Discounted Net Cash Flows (3)				$56,922

(1)	Includes condensate.

(2)	Based on ratio of six Mcf of natural gas per Bbl of oil and per Bbl of NGLs.

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

The following table presents our reserves by targeted geologic formation in Mmcfe:

	December 31, 2017
Area	Proved Developed	Proved Undeveloped	Proved Reserves	% of Total
Tuscaloosa Marine Shale Trend	12,704	—	12,704	3%
Haynesville Shale Trend	48,960	362,363	411,323	96%
Other	3,975	—	3,975	1%
Total	65,639	362,363	428,002	100%

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

In accordance with the guidelines of the SEC, our independent reserve engineers’ estimates of future net revenues from our estimated proved reserves, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period of January 2017 through December 2017, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. For reserves at December 31, 2017, the average twelve month prices used were $2.98 per MMBtu of natural gas and $51.34 per Bbl of crude. These prices do not include the impact of hedging transactions, nor do they include the adjustments that are made for applicable transportation and quality differentials, and price differentials between natural gas liquids and oil, which are deducted from or added to the index prices on a well by well basis in estimating our proved reserves and related future net revenues.

Our proved reserve information as of December 31, 2017 included in this Annual Report on Form 10-K was estimated by our independent petroleum engineers, NSAI and RSC, in accordance with petroleum engineering and evaluation principles and definitions and guidelines set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserve Information promulgated by the Society of Petroleum Engineers. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Our total proved reserves at December 31, 2017, as estimated by NSAI and RSC, were 428 Bcfe, consisting of 415 Bcf of natural gas and 2.1 MMBbls of oil and condensate. In 2017 we added approximately 33 Bcfe related to our drilling activities in the Haynesville Shale Trend. We had positive revisions of approximately 105 Bcfe and produced 12 Bcfe in 2017. We are employing new completion techniques on our Haynesville Shale Trend wells which have been proven on the successful producing wells we drilled in 2017 and 2016. These well results in conjunction with our acreage position and our new financial ability to develop our Haynesville Shale Trend properties allowed us to add the Haynesville Shale Trend reserves as of December 31, 2017.

Our proved undeveloped (“PUD”) reserves at December 31, 2017, all in our Haynesville Shale Trend, were 362 Bcfe, or 85% of our total proved reserves. In 2017, we had net positive revisions of previous estimates of 84 Bcfe and new additions of 33 Bcfe. We developed approximately 13 Bcfe, or 5% of our total proved undeveloped reserves booked as of December 31, 2016, through the drilling of 4 gross (2.3 net) development wells. Of the proved undeveloped reserves in our December 31, 2017 reserve report, the oldest was initially booked on December 31, 2016. Consequently, none have remained undeveloped for more than five years since the date of initial booking as proved undeveloped reserves, and none are scheduled for commencement of development on a date more than five years from the date the reserves were initially booked as proved undeveloped.

The positive PUD revision of previous estimates attributable to ever improving well completion technology and techniques was 47 Bcf. We increased our ownership in the well locations by negotiating acreage swaps with offset operators which added 22 Bcf and commodity price increases added 15 Bcf to PUD reserves.

We suffered a delay in our development well program in the second half of 2017 primarily related to the prolific hurricane events in our operating area. We had 13 gross (5.9 net) development wells waiting to be completed.

Productive Wells

The following table sets forth the number of productive wells in which we maintain ownership interests as of December 31, 2017:

	Oil		Natural Gas		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Tuscaloosa Marine Shale Trend:
Southeast Louisiana	17	12	—	—	17	12
Southwest Mississippi	23	14	—	—	23	14
Haynesville Shale Trend:
East Texas	—	—	6	5	6	5
Northwest Louisiana	—	—	91	30	91	30
Other	9	1	19	5	28	6
Total Productive Wells	49	27	116	40	165	67

(1)
Royalty and overriding interest wells that have immaterial values are excluded from the above table. As of December 31, 2017, only two wells with royalty-only and overriding interests-only are included.

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

Acreage

The following table summarizes our gross and net developed and undeveloped acreage under lease as of December 31, 2017. Acreage in which our interest is limited to a royalty or overriding royalty interest is excluded from the table.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Tuscaloosa Marine Shale Trend:
Southwest Mississippi	28,369	19,981	9,560	5,459	37,928	25,440
Southeast Louisiana	32,053	21,919	17,653	17,586	49,706	39,505
Haynesville Shale Trend:
East Texas	12,553	7,181	212	371	12,765	7,553
Northwest Louisiana	36,665	18,362	1,961	573	38,626	18,935
Eagle Ford Shale Trend:
South Texas	11,185	7,457	21,244	6,691	32,430	14,148
Other	27,195	6,004	4,637	686	31,832	6,690
Total	148,020	80,904	55,267	31,366	203,287	112,271

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

Lease Expirations

We have undeveloped lease acreage, excluding optioned acreage, that will expire during the next four years, unless the leases are converted into producing units or extended prior to lease expiration. The following table sets forth the lease expirations as of December 31, 2017:

Year	Net Acreage
2018	22,492
2019	1,961
2020	8,284
2021	56

Operator Activities

We operate a majority of our producing properties by value, and will generally seek to become the operator of record on properties we drill or acquire. Chesapeake Energy Corporation (“Chesapeake”) continues to operate a portion of our Northwest Louisiana acreage in the Haynesville Shale Trend.

Drilling Activities

The following table sets forth our drilling activities for the last three years. As denoted in the following table, “gross” wells refer to wells in which a working interest is owned, while a “net” well is deemed to exist when the sum of the fractional working interests we own in gross wells equals one.

	Year Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	5	1.5	2	0.4	8	6.7
Non-Productive	—	—	—	—	—	—
Total	5	1.5	2	0.4	8	6.7
Exploratory Wells:
Productive	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—
Total	—	—	—	—	—	—
Total Wells:
Productive	5	1.5	2	0.4	8	6.7
Non-Productive	—	—	—	—	—	—
Total	5	1.5	2	0.4	8	6.7

At December 31, 2017, we had 13 gross (5.9 net) development wells waiting to be completed.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties (including two fields which have attributed more than 15% of our total proved reserves as of December 31, 2017), the revenue derived from the sale of such production, average sales prices received and average production costs during each of the years in the three-year period ended December 31, 2017.

	Sales Volumes			Average Sales Prices (1)				Average
	Natural Gas Mmcf	Oil & Condensate MBbls	Total Mmcfe	Natural Gas Mcf	Oil & Condensate Per Bbl	Total Per Mcfe	% of Total Revenue	Production Cost (2) Per Mcfe
For Year 2017 (Successor):
TMS	—	302	1,813	$—	$50.86	$8.48	34%	$3.92
Haynesville Shale Trend	10,303	—	10,303	2.88	—	2.88	66%	0.47
Other	20	2	34	5.86	55.67	7.25	—%	3.84
Total	10,323	304	12,150	$2.89	$50.90	$3.73	100%	$1.00
For Year 2016 (Pro Forma) (4):
TMS	—	473	2,837	$—	$40.81	$6.80	34%	$1.98
Haynesville Shale Trend	5,471	—	5,471	1.44	—	1.44	66%	0.48
Other	84	3	102	3.00	39.71	3.65	—%	3.69
Total	5,555	476	8,410	$1.47	$40.80	$3.28	100%	$1.02
For Year 2015 (Predecessor):
TMS	—	883	5,298	$—	$49.60	$8.27	55%	$1.36
Haynesville Shale Trend	7,018	—	7,018	1.67	—	1.67	15%	0.39
Eagle Ford Shale Trend (3)	776	453	3,494	2.39	46.30	6.54	29%	1.37
Other	190	—	190	3.58	—	3.58	1%	4.55
Total	7,984	1,336	16,000	$1.79	$48.50	$4.94	100%	$0.97

(1)	Excludes the impact of commodity derivatives.

(2)	Excludes ad valorem and severance taxes.

(3)	We sold our Eagle Ford Shale Trend proved reserves and a portion of the associated leasehold on September 4, 2015.

(4)	2016 Pro Forma results is the combined Successor and Predecessor periods of 2016 as discussed earlier under “Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code”.

Oil and Natural Gas Marketing and Major Customers

Marketing. Our natural gas production is sold under spot or market-sensitive contracts to various natural gas purchasers on short-term contracts. Our oil production is sold to various purchasers under short-term rollover agreements based on current market prices.

Customers. Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2017, and pro forma full year 2016 are as follows:

	Year Ended December 31,
	2017	2016 (Pro Forma)
Genesis Crude Oil LP	20%	44%
Sunoco, Inc.	13%	30%
Williams Energy Resources LLC	29%	—%
ETC	15%	4%
Occidental Energy MA	7%	13%

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

Employees

At February 26, 2018 we had 44 employees in our Houston administrative office and 4 employees in our field offices, all of whom were full-time and none of whom was represented by any labor union. We regularly use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site supervision, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for us, including gauging, maintenance, dispatching, inspection, and well testing.

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

Environmental and Occupational Health and Safety Matters

General

Our operations are subject to stringent and complex federal, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to the protection of the environment and natural resources. Compliance with these laws and regulations may require the acquisition of permits before drilling or other related activity commences, restrict the type, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling and production activities on certain lands lying within wilderness, wetlands and other protected areas, impose specific health and safety criteria addressing worker protection, and impose substantial liabilities for pollution arising from drilling and production operations. Environmental laws and regulations also impose certain plugging and abandonment and site reclamation requirements. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit some or all of our operations.

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

Hazardous Substances and Wastes

The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as the “Superfund” law and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred, and companies that disposed or arranged for the disposal of hazardous substances released at the site. Under CERCLA, these persons may be subject to strict, joint and several liabilities for remediation cost at the site, natural resource damages and for the costs of certain health studies. Additionally, it is not uncommon for neighboring landowners and other third parties to file tort claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. We generate materials in the course of our operations that are regulated as hazardous substances.

We also may incur liability under the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes that impose stringent requirements related to the handling and disposal of non-hazardous and hazardous wastes. Wastes, including drilling fluids and produced water, generated in the exploration or production of oil and natural gas are exempt from classification as hazardous wastes under RCRA. Proposals have been made from time to time to eliminate this exemption, which, if adopted, would cause some of these wastes to be regulated under the more rigorous RCRA hazardous waste standards. For example, in December 2016, the U.S. Environmental Protection Agency (“EPA”) and certain environmental organizations entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. If the EPA proposes a rulemaking for revised oil and natural gas waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. A loss of this RCRA exemption could result in increased costs to us and the oil and gas industry in general to manage and dispose of generated wastes. Moreover, some ordinary industrial wastes which we generate, such as paint wastes, waste solvents, laboratory wastes and waste oils, may be regulated as hazardous wastes if they have hazardous characteristics.

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

Water Discharges and Subsurface Injections

The Federal Water Pollution Control Act, as amended, (“Clean Water Act”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state and federal waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In September 2015, the EPA and U.S. Army Corps of Engineers (the “Corps”) finalized new rules defining the scope of the EPA’s and the Corps’ jurisdiction under the Clean Water Act. The 2015 rule was stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter and, in January 2017, the U.S. Supreme Court agreed to hear the case. The EPA and Corps proposed a rulemaking in June 2017 to repeal the June 2015 rule, announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction. Recently, in January 2018, the U.S. Supreme Court issued a decision finding that jurisdiction resides with the federal district courts; consequently, while implementation of the 2015 rule currently remains stayed, the previously-filed district court cases will be allowed to proceed. Following the Supreme Court’s decision, the EPA and the Corps issued a final rule in January 2018 staying implementation of the 2015 rule for two years. As a result of these recent developments, future implementation of the June 2015 rule is uncertain. To the extent the June 2015 rule is implemented or any replacement rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The process for obtaining permits has the potential to delay the development of natural gas and oil projects. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In addition, the Oil Pollution Act of 1990, as amended (“OPA”), imposes a variety of requirements related to the prevention of oil spills into navigable waters as well as liabilities for oil cleanup costs, natural resource damages and a variety of public and private damages that may result from such oil spills.

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

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Over the years, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing. For example, the EPA has taken the following actions and issued: guidance under the SDWA for hydraulic fracturing activities involving the use of diesel fuel; final regulations under the federal Clean Air Act (“CAA”) governing air emission performance standards, including standards for the capture of volatile organic compounds and methane emissions released during hydraulic fracturing and final rules in June 2016 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the Bureau of Land Management (“BLM”) finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. However, the BLM finalized a rule in December 2017 repealing its March 2015 hydraulic fracturing regulations. The repeal has been challenged in court and the final outcome is uncertain at this time.

In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances, noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. The EPA has not proposed to take any action in response to the report’s findings, and additional regulation of hydraulic fracturing at the federal level appears unlikely at this time.

While Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process, the prospect of additional federal legislation related to hydraulic fracturing appears remote at this time. At the state level, some states, including Louisiana and Texas, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Moreover, some states and local governments have enacted laws or regulations limiting hydraulic fracturing within their borders or prohibiting the activity altogether. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

Air Emissions

The CAA and comparable state laws, regulate emissions of various air pollutants from many sources in the United States, including crude oil and natural gas production activities through air emissions standards, construction and operating programs and the imposition of other compliance requirements. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, or utilize specific equipment or technologies to control emissions of certain pollutants. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the U.S. counties as either “attainment/unclassifiable” or “unclassifiable”. In December 2017, the EPA responded to states preliminary non-attainment designations, and expects to issue final non-attainment designations during the first half of 2018. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, in June 2016, the EPA finalized rules under the CAA regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities (such as tank batteries), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. Compliance with these requirements could increase our costs of development and production significantly.

Climate Change

The EPA has determined that greenhouse gases present an endangerment to public health and the environment and has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources of greenhouse gas emissions (“GHG”). The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from a variety of sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis, including GHG emissions from completions and workovers from hydraulically fractured oil wells. Also, in June 2016, the EPA finalized rules that establish new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. In another example, the BLM published a final rule in November 2016 that imposes requirements to reduce methane emissions from venting, flaring, and leaking on federal and Indian lands. However, in December 2017, the BLM published a final rule that temporarily suspends or delays certain requirements contained in the November 2016 final rule until January 17, 2019. The suspension of the November 2016 final rule is being challenged in court. These rules, should they remain in effect, or any other new methane emission standards imposed on the oil and gas sector, could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business.

Currently, federal legislation related to the reduction of greenhouse gas emissions appears unlikely; however, many states have established greenhouse gas cap and trade programs, and others are considering carbon taxes or initiatives that promote the use of alternative fuels and renewable sources of energy. The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for the oil and natural gas we produce, which could in turn have the effect of lowering the value of our reserves. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other extreme weather events. Such events could disrupt our operations or result in damage to our assets and have an adverse effect on our financial condition and results of operations.

Endangered Species

The Federal Endangered Species Act, as amended (“ESA”), and analogous state laws restrict activities that could have an adverse effect on threatened or endangered species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Some of our operations may be located in or near areas that are designated as habitat for endangered or threatened species. In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and we may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to our activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. Moreover, as a result of a court settlement the U.S. Fish and Wildlife Service (“USFWS”) was required to make a determination on listing of numerous species as endangered or threatened under the ESA before the completion of the agency’s 2017 fiscal year. The USFWS did not complete the review by the deadline and continues to review species for protected status under the ESA. The presence of protected species or the designation of previously unidentified endangered or threatened species could impair our ability to timely complete well drilling and development and could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

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

Oil and natural gas prices are volatile. A sustained decrease in the price of oil or natural gas would adversely impact our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commtments.

Our success depends on the market prices of oil and natural gas. These market prices tend to fluctuate significantly in response to factors beyond our control. The prices we receive for our crude oil production are based on global market conditions. The general pace of global economic growth, the continued instability in the Middle East and other oil and natural gas producing regions and actions of the Organization of Petroleum Exporting Countries, as well as other economic, political, and environmental factors will continue to affect world supply and prices of oil. Domestic natural gas prices fluctuate significantly in response to numerous factors including U.S. economic conditions, weather patterns, other factors affecting demand such as substitute fuels, the impact of drilling levels on crude oil and natural gas supply, and the environmental and access issues that limit future drilling activities for the industry. During the period from January 1, 2014 to December 31, 2017, average daily prices for NYMEX Henry Hub natural gas ranged from a high of $6.15 per MMBtu to a low of $1.64 per MMBtu and NYMEX WTI oil prices ranged from a high of $107.26 per Bbl to a low of $26.55 per Bbl. The market for these products will likely continue to be volatile in the future. Our revenues, operating results, profitability and future growth are highly dependent on the prices we receive for our production, and the levels of our production depend on numerous factors beyond our control. These factors include the following:

•	worldwide and regional economic conditions impacting the supply and demand for oil and natural gas;

•	the level of global oil and natural gas exploration and production;

•	the level of global inventories;

•	prevailing prices on local price indices in the areas in which we operate and expectations about future commodity prices;

•	the extent of natural gas production associated with increased oil production;

•	the proximity, capacity, cost and availability of gathering and transportation facilities;

•	localized and global supply and demand fundamentals and transportation availability;

•	weather conditions across North America and, increasingly due to liquified natural gas, across the globe;

•	technological advances affecting energy consumption;

•	risks associated with operating drilling rigs;

•	speculative trading in commodity markets;

•	end user conservation trends;

•	petrochemical, fertilizer, ethanol, transportation supply and demand balance;

•	the price and availability of alternative fuels;

•	domestic, local and foreign governmental regulation and taxes; and

•	liquefied petroleum products supply and demand balances.

Changes in commodity prices significantly affect our capital resources, liquidity and expected operating results. Lower commodity prices will reduce our cash flows and borrowing ability and may require us to curtail exploration, drilling and production activity. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in the present value of our reserves and our ability to develop future reserves. Lower commodity prices may also reduce the amount of oil and natural gas that we can produce economically. We have historically been able to hedge our natural gas production at prices that are higher than current strip prices. However, in the current commodity price environment, our ability to enter into comparable derivative arrangements may be limited. Additionally, declines in prices could result in non-cash charges to earnings due to impairment write downs. Any such write down could have a material adverse effect on our results of operations in the period taken.
Our future revenues are dependent on the ability to successfully complete drilling activity.

Drilling and exploration are the main methods we utilize to replace our reserves. However, drilling and exploration operations may not result in any increases in reserves for various reasons. Exploration activities involve numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be discovered. In addition, the future cost and timing of drilling, completing and producing wells is often uncertain. Furthermore, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

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

We must make a substantial amount of capital expenditures for the acquisition, exploration and development of oil and natural gas reserves. Historically, we have paid for these expenditures with cash from operating activities, proceeds from debt and equity financings and asset sales. Our revenues and cash flows are subject to a number of variables, including:

•	our proved reserves;

•	the volume of hydrocarbons we are able to produce from existing wells;

•	the prices at which our production is sold;

•	our ability to acquire, locate and produce new reserves;

•	the extent and levels of our derivative activities;

•	the levels of our operating expenses; and

•	our ability to borrow under our 2017 Senior Credit Facility.

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

Our future success depends largely upon our ability to find, acquire or develop additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves will decline over time. At December 31, 2017, 85% of our total estimated proved reserves by volume were undeveloped. By their nature, estimates of proved undeveloped reserves and timing of their production are less certain particularly because we may chose not to develop such reserves on anticipated schedules in future adverse oil or natural gas price environments. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The lack of availability of sufficient capital to fund such future operations could materially hinder or delay our replacement of produced reserves. We may not be able to successfully find and produce reserves economically in the future. In addition, we may not be able to acquire proved reserves at acceptable costs.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent a right to receive, common stock. Any issuance of additional shares of our common stock or convertible securities, including outstanding options, or otherwise will dilute the ownership interest of our common stockholders. In addition, a significant amount of our common stock is owned by a limited number of holders, many of which received the shares that they own when we emerged from bankruptcy or in financing transactions following such emergence. We have filed registration rights agreements under which many of these holders may sell shares of our common stock. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.
Our actual production, revenues and expenditures related to our reserves are likely to differ from our estimates of proved reserves. We may experience production that is less than estimated and drilling costs that are greater than estimated in our reserve report. These differences may be material.

The proved oil and natural gas reserve information included in this report are estimates. These estimates are based on reports prepared by NSAI and RSC, our independent reserve engineers, and were calculated using the unweighted average of first-day-of-the-month oil and natural gas prices in 2017. The prices we receive for our production may be lower than those upon which our reserve estimates are based. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

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
Our operations have been, and at times in the future may be, affected by political developments and are subject to complex federal, state, local and other laws and regulations such as restrictions on production, permitting and changes in taxes, deductions, royalties and other amounts payable to governments or governmental agencies or price gathering-rate controls. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state, and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws, including tax laws, and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations.
Our operations are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
Our oil and natural gas exploration and production operations are subject to stringent and complex federal, regional, state and local laws and regulations governing the discharge of materials into the environment, worker health and safety aspects of our operations, or otherwise relating to the protection of the environment and natural resources. These laws and regulations may impose numerous obligations applicable to our operations including the acquisition of permits, including drilling permits, before conducting regulated activities; plugging and abandonment and site reclamation requirements; the restriction of types, quantities and concentration of materials that can be released into the environment; limiting or prohibiting drilling activities on certain lands lying within wilderness, wetlands and other protected areas, the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations.
There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations as a result of our handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to our operations, and as a result of historical industry operations and waste disposal practices. Under certain environmental laws and regulations, we could be subject to strict, joint and several liabilities for the removal or remediation of previously released materials or property contamination. Failure to comply with environmental laws and regulations may result in the assessment of civil and criminal fines and penalties, the revocation of permits or the issuance of injunctions restricting or prohibiting our operations in certain areas. Moreover, private parties, including the owners of properties upon which our wells are drilled and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Changes in environmental laws and regulations occur frequently and the clear trend has been to place increasingly stringent limitations on activities that may affect the environment. Any changes in legal requirements related to the protection of the environment could result in more stringent or costly well drilling, construction, completion or water management activities, or waste control, handling, storage, transport, disposal or cleanup requirements. Such changes could also require us to make significant expenditures to attain and maintain compliance, and also have the potential to reduce demand for the oil and gas we produce and may otherwise have a material adverse effect on our own results of operations, competitive position or financial condition. We may not be able to recover some or any of these costs from insurance.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as government reviews of such activity could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Over the years, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing. For example, the EPA has taken the following actions and issued: guidance under the SDWA for hydraulic fracturing activities involving the use of diesel fuel; final regulations under the federal CAA governing performance standards, including standards for the capture of volatile organic compounds and methane emissions released during hydraulic fracturing and finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. However, the BLM finalized a rule in December 2017 repealing its March 2015 hydraulic fracturing regulations. The repeal has been challenged in court and the final outcome is uncertain at this time.
In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances, noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. The EPA has not proposed to take any action in response to the report’s findings and additional federal regulation of hydraulic fracturing appears unlikely at this time.
While Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process, the prospect of additional federal legislation related to hydraulic fracturing appears remote at this time. At the state level, some states, including Louisiana and Texas, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. There has also been increased public scrutiny of seismic events in areas where hydraulic fracturing of wastewater disposal activities occur. Moreover, some states and local governments have enacted laws or regulations limiting hydraulic fracturing within their borders or prohibiting the activity altogether. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.
Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.
Certain scientific studies have found that emissions of carbon dioxide, methane and other “greenhouse gases” are contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA determined that greenhouse gases present an endangerment to public health and the environment and has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from a variety of sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis, including greenhouse gas emissions from completions and workovers from hydraulically fractured oil wells. The revisions also include the addition of well identification reporting requirements for certain facilities. Also, in June 2016, the EPA finalized rules that establish new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. In another example, the BLM published a final rule in November 2016 that imposes requirements to reduce methane emissions from venting, flaring, and leaking on federal and Indian lands. However, in December 2017, the BLM published a final rule that temporarily suspends or delays certain requirements contained in the November 2016 final rule until January 17, 2019. The suspension of the November 2016 final rule is being challenged in court. These rules, should they remain in effect, or any other new methane emission standards imposed on the oil and gas sector, could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business.

Currently, federal legislation related to the reduction of greenhouse gas emissions appears unlikely; however, many states have established greenhouse gas cap and trade programs, and others are considering carbon taxes or initiatives that promote the use of alternative fuels and renewable sources of energy. The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce, which in turn could have the effect of lowering the value of our reserves. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other extreme weather events. Such weather events could disrupt our operations or result in damages to our assets and have an adverse effect on our financial condition and results of operations.
We have incurred losses from operations and may continue to do so in the future.
Post emergence from bankruptcy in 2016, the Successor company had an operating loss of $2.6 million and an operating loss of $2.2 million for the year 2017. Our development of drilling locations has required and will continue to require substantial capital expenditures. The uncertainty and risks described in this report may impede our ability to economically acquire and develop oil and natural gas reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows provided by operating activities in the future.

Derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity prices, interest rates and other risks associated with our business.

The Dodd-Frank Act, among other things, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Commodity Futures Trading Commission (“CFTC”) has finalized certain of its regulations under the Dodd-Frank Act, but others remain to be finalized or implemented. It is not possible at this time to predict when this will be accomplished or what the terms of the final rules will be, so the impact of those rules is uncertain at this time.

The CFTC has designated certain types of swaps (thus far, only certain interest rate swaps and credit default swaps) for mandatory clearing and exchange trading, and may designate other types of swaps for mandatory clearing and exchange trading in the future. To the extent we engage in such transactions or transactions that become subject to such rules in the future, we will be required to comply or to take steps to qualify for an exemption to such requirements. Although we are availing ourselves of the end-user exception to the mandatory clearing and exchange trading requirements for swaps designed to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If any of our swaps do not qualify for the commercial end-user exception, or if the cost of entering into uncleared swaps becomes prohibitive, we may be required to clear such transactions or execute them on a derivatives contract market or swap executive facility.

In addition, certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to qualify for the end-user exception from margin requirements for swaps to other market participants, such as swap dealers, these rules may change the cost and availability of the swaps we use for hedging. If any of our swaps do not qualify for the commercial end-user exception, we could be required to post initial or variation margin, which would impact liquidity and reduce our cash. This would in turn reduce our ability to execute hedges to reduce risk and protect cash flows.

The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter and reduce our ability to monetize or restructure our existing commodity price contracts. If we reduce our use of commodity price contracts as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and make cash distributions to our unitholders. Further, to the extent our revenues are unhedged, they could be adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices.

Recently enacted changes to the U.S. federal tax laws could adversely affect our business, financial condition and results of operations.

Recently enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “TCJA”) includes significant changes to the taxation of business entities.  These changes include, among others, a permanent reduction to the corporate income tax rate.  Such rate reduction, however, could be offset by other changes intended to broaden the tax base (for example, by imposing new limitations on the utilization of net operating losses and the deduction of interest expense and eliminating the deduction for certain domestic production activities).  While past legislative proposals have included changes to other U.S. federal income tax incentives available to oil and gas companies, including the elimination of the percentage depletion allowance for oil and gas properties, the elimination of current deductions for intangible drilling and development costs and an extension of the amortization period for certain geological and geophysical expenditures, those changes were not included in the TCJA.  No accurate prediction can be made as to whether these or similar changes will be proposed or enacted in the future, and if enacted, how soon such changes would take effect. We continue to examine the impact the TCJA may have on us, and it could adversely affect our business, financial condition and results of operations.
Our use of oil and natural gas price hedging contracts may limit future revenues from price increases and result in significant fluctuations in our net income.
We have historically used hedging transactions with respect to a portion of our oil and natural gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use may also limit future revenues from price increases. We had no hedge settlements in 2016 and had positive net cash settlements of $0.5 million during 2017.
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
In the future, we will continue to be exposed to volatility in earnings resulting from changes in the fair value of our derivative instruments. See Note 9-“Derivative Activities” in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
We may incur substantial impairment writedowns.
If management’s estimates of the recoverable proved reserves on a property are revised downward or if oil and natural gas prices decline, we may be required to record additional non-cash impairment writedowns in the future, which would result in a negative impact to our financial position. Furthermore, any sustained decline in oil and natural gas prices may require us to make further impairments. Prior to emerging from bankruptcy we accounted for our oil and natural gas properties using the Successful Efforts Method of Accounting. We reviewed our proved oil and natural gas properties for impairment on a depletable unit basis when circumstances suggest there is a need for such a review. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and natural gas prices to the estimated future production of oil and natural gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineers’ estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the property on a depletable unit basis.
Fair value is estimated to be the present value of expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future cash flows and fair value. For the period ended October 12, 2016, the Predecessor Company recorded impairment related to oil and natural gas properties of $1.6 million. The decline in oil and natural gas prices precipitated the loss of estimated proved reserves for our oil and natural gas producing properties.
Upon emerging from bankruptcy we implemented Fresh Start Reporting and changed to the Full Cost Method of accounting for our Oil and Natural Gas Properties. The Full Cost Method requires a ceiling test be performed each quarter to determine impairment. The reserve value basis used in the Ceiling Test is the SEC calculated reserves. The SEC value of reserves utilizes a look back at the last twelve month commodity prices. The Ceiling Test performed on December 31, 2016 resulted in an impairment of $2.5 million. We had no impairment for the year ended December 31, 2017.
We could experience periods of higher costs if commodity prices rise. These increases could reduce our profitability, cash flows and ability to complete development activities as planned.
Historically, our capital and operating costs have risen during periods of increasing oil and natural gas prices. These cost increases result from a variety of factors beyond our control, such as increases in the cost of electricity, steel and other raw materials that we and our vendors rely upon; increased demand for labor, services and materials as drilling activity increases; and increased taxes. Decreased levels of drilling activity in the oil and natural gas industry in recent periods have led to declining costs of some drilling equipment, materials and supplies. However, such costs may rise faster than increases in our revenue if commodity prices rise, thereby negatively impacting our profitability, cash flows and ability to complete development activities as scheduled and on budget. This impact may be magnified to the extent that our ability to participate in the commodity price increases is limited by our derivative activities.
A majority of our production, revenue and cash flow from operating activities are derived from assets that are concentrated in a single geographic area, making us vulnerable to risks associated with operating in one geographic area.
Essentially all of our estimated proved reserves at December 31, 2017 were associated with our Louisiana, Texas and Mississippi properties which include the Haynesville Shale Trend and TMS. Accordingly, if the level of production from these properties substantially declines or is otherwise subject to a disruption in our operations resulting from operational problems, government intervention (including potential regulation or limitation of the use of high pressure fracture stimulation techniques in these formations) or natural disasters, it could have a material adverse effect on our overall production level and our revenue.
Events of force majeure may limit our ability to operate our business and could adversely affect our operating results.
The weather, unforeseen events, or other events of force majeure in the areas in which we operate could cause disruptions and, in some cases, suspension of our operations. This suspension could result from a direct impact to our properties or result from an indirect impact by a disruption or suspension of the operations of those upon whom we rely for gathering and transportation. If disruption or suspension were to persist for a long period, our results of operations would be materially impacted.
We have limited control over the activities on properties we do not operate.
Other companies operate some of the properties in which we have an interest. For example, Chesapeake operates certain of our properties in the Haynesville Shale Trend. As of December 31, 2017, approximately 51% of our reserves and approximately 37% of our sales volumes were attributable to non-operated properties. We have less ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them versus those fields in which we are the operator. Although we have the ability to propose operations to the operator, our dependence on the operator and other working interest owners for these projects and our reduced influence or ability to control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital and lead to unexpected future costs.

Our ability to sell natural gas and receive market prices for our natural gas may be adversely affected by pipeline and gathering system capacity constraints and various transportation interruptions.
We operate primarily in (i) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend and (ii) Southwest Mississippi and Southeast Louisiana which includes the TMS. A number of companies are currently operating in the Haynesville Shale Trend. If drilling in these areas continues to be successful, the amount of natural gas being produced could exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available in this region. If this occurs, it will be necessary for new pipelines and gathering systems to be built. Because of the current economic climate, certain pipeline projects that are planned for Northwest Louisiana and East Texas may not occur or may be substantially delayed for lack of financing. In addition, capital constraints could limit our ability to build intrastate gathering systems necessary to transport our natural gas to interstate pipelines. In such an event, we might have to shut in our wells awaiting a pipeline connection or capacity or sell natural gas production at significantly lower prices than those quoted on NYMEX or that we currently project, which would adversely affect our results of operations.
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
Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. Revenues from the largest of these sources as a percent of oil and natural gas revenues for the years ended December 31, 2017 and 2016 were 84% and 91%, respectively. Some of our customers may have material financial and liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better-capitalized companies. Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our financial condition, results of operations and cash flows. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenue.
Customer credit risks could result in losses.
Our exposure to non-payment or non-performance by our customers and counterparties presents a credit risk. Generally, non-payment or non-performance results from a customer’s or counterparty’s inability to satisfy obligations. We monitor the creditworthiness of our customers and counterparties and established credit limits according to our credit policies and guidelines, but cannot assure that any losses will be consistent with our expectations. Furthermore, the concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions.  The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2017 and pro forma full year 2016 are as follows:

	Year Ended December 31,
	2017	2016 (Pro Forma)
Genesis Crude Oil LP	20%	44%
Sunoco, Inc.	13%	30%
Williams Energy Resources LLC	29%	—%
ETC	15%	4%
Occidental Energy MA	7%	13%

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
We may be unable to maintain compliance with the financial maintenance or other covenants in the 2017 Senior Credit Facility, which could result in an event of default under the 2017 Senior Credit Facility that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
Under the Amended and Restated Senior Secured Revolving Credit Agreement, dated October 17, 2017, by and between the Subsidiary, as borrower, JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders named therein (the “2017 Senior Credit Facility”), the Company and the Subsidiary are required to maintain certain financial covenants including the maintenance of (i) a ratio of Total Debt (as defined in the 2017 Senior Credit Facility) to EBITDAX not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter, (ii) a current ratio (based on the ratio of current assets to current liabilities) not to be less than 1.00 to 1.00 and (iii) until no Convertible Second Lien Notes remain outstanding, (A) a ratio of Total Proved PV10% attributable to the Company’s and Subsidiary’s Proved Reserves (as defined in the 2017 Senior Credit Facility) to Total Secured Debt (net of any Unrestricted Cash not to exceed $10.0 million) not to be less than 1.50 to 1.00, (B) limitations on cash general and administrative expenses through 2017 of $10.1 million and (C) minimum liquidity requirements.
The 2017 Senior Credit Facility also contains certain covenants which, among other things, and subject to certain exceptions, restrict the Company’s and certain of its subsidiaries’ ability to incur additional debt or liens, pay dividends, repurchase equity interests, prepay other indebtedness, sell, transfer, lease or dispose of assets, and make investments in or merge with another company.
If the Company were to violate any of the covenants under the 2017 Senior Credit Facility and were unable to obtain a waiver, it would be considered a default after the expiration of any applicable grace period. If the Company were in default under the 2017 Senior Credit Facility, then the lenders thereunder may exercise remedies in accordance with the terms thereof, including declaring all outstanding borrowings immediately due and payable. This could adversely affect our operations and our ability to satisfy our obligations as they come due.

The exercise of all or any number of outstanding warrants or the issuance of share-based awards may dilute your holding of shares of our common stock.
As of February 28, 2018, we have outstanding (i) costless warrants granted to the Convertible Second Lien Notes Purchasers representing 0.5 million shares of our common stock, (ii) 1.0 million warrants exercisable into 1.4 million shares of the Company's common stock at an exercise price of $17.01 per share and (iii) 1.6 million restricted stock awards. The exercise of equity awards, including any stock options that we may grant in the future, and warrants, and the sale of shares of our common stock underlying any such options or the warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the warrants and any stock options that may be granted or issued pursuant to the warrants in the future.

Risk Relating to Our Emergence from Bankruptcy

We recently emerged from bankruptcy, which could adversely affect our business and relationships.

It is possible that our bankruptcy and our emergence from the Chapter 11 Cases could adversely affect our business and relationships with customers, employees and suppliers. Due to uncertainties, many risks exist, including the following:

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

Upon our emergence from bankruptcy, our old common stock was canceled and we issued new common stock. Our common stock is now listed on the NYSE American. The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the concentration of holdings of our common stock, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Part I, Item 1A of this Annual Report on Form 10-K. No assurance can be given that an active market will develop for the common stock or as to the liquidity of the trading market for the common stock. Due to the concentration of holdings of our common stock, holders of our common stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our common stock, or the expectation of these sales, could materially and adversely affect the market price of our common stock.

Upon our emergence from bankruptcy, the composition of our Board changed significantly.

Upon emergence from bankruptcy, the composition of our Board of Directors (our “Board”) changed considerably. Our Board is now made up of seven directors, of which five have not previously served on our Board prior to our emergence from bankruptcy. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine the future of the Company. There is no guarantee that the new Board will pursue, or will pursue in the same manner, our current strategic plans. As a result, the future strategy and plans of the Company may differ materially from those of the past.

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

Funds associated with the Majority Second Lien Noteholders (as defined in the Plan of Reorganization) currently own a majority of our outstanding common stock. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. Furthermore, pursuant to our Second Amended and Restated Certificate of Incorporation (“Charter”), the Majority Second Lien Noteholders have the continuing right to nominate three members of the Board, subject to conditions on share ownership. In addition, our significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock in companies with significant stockholders.

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

Certain provisions of our Charter and our Second Amended and Restated Bylaws (“Bylaws”) may have the effect of delaying or preventing changes in control if our Board determines that such changes in control are not in the best interests of the Company and our stockholders. The provisions in our Charter and Bylaws include, among other things, those that:

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

A discussion of our current legal proceedings is set forth in Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
For a discussion of our Chapter 11 Cases, please see “Items 1. and 2. Business and Properties” under the headings “Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code” of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock
The Predecessor Company's common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “GDP” throughout 2015.  The NYSE delisted our common stock due to our abnormally low trading price in January 2016. Our common stock subsequently traded on the OTC Pink marketplace under the symbol “GDPMQ” until its cancellation on October 12, 2016, pursuant to the bankruptcy court's confirmation of our Plan of Reorganization. Upon our bankruptcy emergence, we issued 6.8 million shares of our new common stock, and commenced trading on the OTCQX marketplace under the symbol “GDPP” on December 8, 2016. On April 11, 2017, the Company's common stock commenced trading on the NYSE American under the symbol (“GDP”).
At March 1, 2018, the number of holders of record of our common stock was 52 and 11,359,887 shares were outstanding. High and low sales prices for our common stock for each quarter during 2017 and 2016 were as follows:

	2017		2016
	High	Low	High	Low
First Quarter	$15.00	$13.00	$0.28	$0.05
Second Quarter	17.25	10.81	0.08	0.02
Third Quarter	14.37	8.20	0.05	0.01
Fourth Quarter	11.95	8.96	14.00	10.75

The over-the-counter market quotations for 2016 and through April 10, 2017 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividends

We do not anticipate declaring any dividends on our common stock in the foreseeable future.

Issuer Repurchases of Equity Securities

No private or open market repurchases of our common stock were made by or on our behalf or any that of any affiliated purchaser for the year ended December 31, 2017.

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

The Company's joint plan of reorganization (the “Plan of Reorganization”) was confirmed by the Bankruptcy Court on September 28, 2016 and we emerged from bankruptcy on October 12, 2016 (the “Effective Date”). Upon our emergence from bankruptcy, we adopted Fresh Start Accounting in accordance with the requirements of FASB ASC 852, “Reorganizations”. This resulted in our becoming a new entity for financial reporting purposes. At that time, our assets and liabilities were recorded at their fair values as of the Effective Date. The effects of the Plan of Reorganization and our application of fresh start accounting are reflected in our consolidated financial statements as of December 31, 2016. The related adjustments were recorded in our consolidated statement of operations as reorganization items for the year to date period ending October 12, 2016.

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

All references made to “Successor” or “Successor Company” relate to the Company on and subsequent to the Effective Date. References to the “Successor 2016 Period” relate to the period from October 13, 2016 to December 31, 2016. References to “Predecessor” or “Predecessor Company” refer to the Company prior to the Effective Date. References to the “Predecessor 2016 Period” relate to the period from January 1, 2016 to October 12, 2016. Additional information pertaining to our adoption, application, and effects of fresh start accounting is contained in Note 2 to these Consolidated Financial Statements.

On the Effective Date, to better reflect the true economics of our exploration and development of oil and gas reserves, we transitioned from the Successful Efforts Method of Accounting for Oil and Gas Activities to the Full Cost Method.

Business Strategy

Our business strategy is to provide long-term growth in reserves and cash flow on a cost-effective basis. We focus on maximizing our return on capital employed and adding reserve value through the timely development of our Haynesville Shale Trend acreage. We regularly evaluate possible acquisitions of prospective acreage and oil and natural gas drilling opportunities.

Several of the key elements of our business strategy are the following:

Develop existing property base. We seek to maximize the value of our existing assets by developing and exploiting our properties that we have identified as having the lowest risk and the highest potential rates of return. To accomplish this strategy, we currently intend to develop our multi-year inventory of drilling locations and natural gas reserves on our Haynesville Shale Trend acreage.

Increase our natural gas production. We have concentrated on increasing our natural gas production and reserves by investing and drilling in the Haynesville Shale Trend. We intend to take advantage of improved completion technology to significantly increase production volume and consequently reduce our per unit finding cost and operating expenses.

Expand acreage position in the Haynesville Shale Trend. As of December 31, 2017, we held approximately 25,900 net acres in the Haynesville Shale Trend. In addition to having significant experience in the play we intend to have significant operational control of our Haynesville Shale Trend assets. To leverage our extensive regional knowledge base, we seek to acquire leasehold acreage with significant drilling potential in areas that exhibit characteristics similar to our existing properties. We also continually strive to rationalize our portfolio of properties by selling marginal non-core properties in an effort to redeploy capital to exploitation, development and exploration projects that offer potentially higher overall returns.

Focus on maximizing cash flow margins. We intend to maximize operating cash flow by focusing on higher-margin natural gas development in the Haynesville Shale Trend. In the current commodity price environment, our Haynesville Shale Trend assets offer more attractive rates of return on capital invested and cash flow margins than our oil assets.

Maintain financial flexibility. As of December 31, 2017, we had $26.0 million in cash and a borrowing base of $40 million under our $250 million Amended and Restated Senior Secured Revolving Credit Agreement, dated October 17, 2017, by and between the Subsidiary, as borrower, JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders named therein (the “2017 Senior Credit Facility”) on which we had $23.3 million available in borrowing capacity. We plan on funding growth primarily through operating cash flow. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including fixed price swaps and costless collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating results.

2017 Financial and Operating Results included:

•	We incurred drilling or completion costs on 16 wells in the Haynesville Shale Trend. 11 gross wells are waiting completion as of December 31, 2017;

•	We ended the year with 428 Bcfe of proved oil and natural gas reserves;

•	We entered into the 2017 Senior Credit Facility with $23.3 million available at December 31, 2017;

•	We became listed on the NYSE American under the symbol “GDP”;

•	We exited 2017 with $26.0 million in cash.

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Caddo, DeSoto and Red River parishes, Louisiana and Angelina and Nacogdoches counties, Texas. We held approximately 50,100 gross (25,900 net) acres as of December 31, 2017 producing from or prospective for the Haynesville Shale Trend. We incurred drilling or completion costs on 16 gross (5.7 net) wells in 2017 spending $38.4 million of which $0.3 million was leasehold cost. Our net production volumes from our Haynesville Shale Trend wells represented approximately 85% of our total equivalent production on a Mcfe basis for 2017.

Tuscaloosa Marine Shale Trend

We held approximately 87,600 gross (64,900 net) acres in the TMS as of December 31, 2017 with approximately 60,400 gross (41,900 net) acres held by production. During 2016 and 2017, we did not conduct any drilling operations in the TMS; however, we had 2 gross (1.7 net) wells drilled in 2015 still waiting on completion. Our net production volumes from our TMS wells represented approximately 15% of our total equivalent production on a Mcfe basis and approximately 99% of our total oil production for the year ended December 31, 2017. During 2017, we spent $0.4 million in the TMS, which included $0.2 million for leasehold costs.

Eagle Ford Shale Trend

As of December 31, 2017, we have retained approximately 14,100 net acres of undeveloped leasehold in Frio County, Texas, which is prospective for future development or sale.

Results of Operations

In addition to adopting Fresh Start Accounting, the Successor also adopted the Full Cost Method of Accounting as of the Effective Date. Prior to the Effective Date, the Predecessor used the Successful Efforts Method of Accounting. The results of 2017 and 2016 operations of the Successor are not generally comparable to the results of 2016 operations of the Predecessor. We believe however, that production volumes, oil and natural gas revenues, lease operating expenses and production and other taxes are generally comparable; consequently, unless otherwise indicated the tables and discussions below include pro forma results of the Predecessor and the Successor together for the periods in 2016 for these operational items. We believe this pro forma presentation gives the reader a better understanding of our operational results in 2017.

The Predecessor 2016 Period results of operation reflects the period from January 1, 2016 to October 12, 2016. The net income of $370 million was primarily the result of the $399 million gain on the implementation of the Plan of Reorganization. Under the Plan of Reorganization, we experienced gains from the cancellation of our then outstanding second lien notes and unsecured senior notes with the related accrued interest offset by the expenses incurred in the reorganization and the fair value of the Successor Company equity received by the senior note holders pursuant to the Plan of Reorganization.

The Successor 2016 Period results of operations reflects the period from October 13, 2016 to December 31, 2016. The net loss of $4.3 million is primarily the result of the $2.5 million impairment expense recorded on our oil and gas properties. The Successor adopted the Full Cost Method of Accounting which requires a quarterly Full Cost Ceiling Test. The fair value assigned to the Successor's oil and gas assets upon adoption of Fresh Start Accounting was based upon a market participant fair value while the Full Cost Ceiling Test is based upon the value of oil and gas properties using SEC reserve pricing. The SEC pricing reflects a look back of 12 months and as of December 31, 2016, oil and gas prices were lower than the prospective prices used by a market participant fair value resulting in a Full Cost Ceiling write down.

For the year ended December 31, 2017, the Successor reported a net loss of $8.0 million or $0.80 per (basic and diluted) share. The net loss was primarily the result of $3.4 million in workover expense incurred in our effort to reestablish production volumes and $4.5 million to reestablish our non-cash share-based compensation plan after emergence from bankruptcy.

The following table reflects our summary operating information for the periods presented in thousands except for price and volume data. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

	Successor	Successor	Predecessor	Pro Forma
	Year Ended December 31,	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016	Year Ended December 31,
Summary Operating Information:	2017			2016	Variance
Revenues:
Natural gas	$29,829	$2,327	$5,817	$8,144	$21,685	266%
Oil and condensate	15,491	4,210	15,210	19,420	(3,929)	(20)%
Natural gas, oil and condensate	45,320	6,537	21,027	27,564	17,756	64%
Net Production:
Natural gas (Mmcf)	10,323	1,198	4,357	5,555	4,768	86%
Oil and condensate (MBbls)	304	88	388	476	(172)	(36)%
Total (Mmcfe)	12,150	1,723	6,687	8,410	3,740	44%
Average daily production (Mcfe/d)	33,288	21,538	23,381	22,979	10,309	45%
Average Realized Sales Price Per Unit:
Natural gas (per Mcf)	$2.89	$1.94	$1.34	$1.47	$1.42	97%
Natural gas (per Mfc) including the effect of realized gains/losses on derivatives	$2.94	$1.97	$1.41	$1.47	$1.47	100%
Oil and condensate (per Bbl)	$50.90	$47.84	$39.20	$40.80	$10.10	25%
Oil and condensate (per Bbl) including the effect of realized gains/losses on derivatives	$50.61	$47.84	$39.20	$40.80	$9.81	24%
Average realized price (per Mcfe)	$3.73	$3.79	$3.14	$3.28	$0.45	14%

Oil and Natural Gas Revenue

Natural gas, oil and condensate revenues increased in 2017 compared to pro forma 2016 reflecting increases in our average realized sales prices for natural gas, oil and condensate and an increase in natural gas production offset by decreased oil and condensate production. The increases in natural gas, oil and condensate realized sales prices and in natural gas production contributed approximately $12.7 million and $13.8 million, respectively, to the increase in natural gas, oil and condensate revenue. Decreased oil and condensate production reduced natural gas, oil and condensate revenue by approximately $8.7 million compared to pro forma 2016.

The difference on a pro forma basis between our average realized prices inclusive of net cash derivative settlements for the year ended December 31, 2017 and pro forma 2016 relates to our oil and natural gas contracts. We had no natural gas or oil derivative contract settlements in 2016 while, in 2017, we had oil derivative settlements on 400 Bbls per day, only for the month of December 2017 at the fixed price of $51.08 per Bbl, and natural gas derivative settlements on a daily average of 15,008 Mmbtu with a weighted average put price of $3.49 per Mmbtu. We received $0.6 million in natural gas derivative settlements from our counterparties and paid our counterparties $0.1 million in oil derivative settlements in 2017.

Operating Expenses

	Successor	Successor	Predecessor	Pro Forma
(in thousands)	Year Ended December 31,	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016	Year Ended December 31,
	2017			2016	Variance
Lease operating expenses	$12,125	$2,109	$6,504	$8,613	$3,512	41%
Production and other taxes	1,183	619	1,946	2,565	(1,382)	(54)%
Transportation and processing	6,222	228	1,265	*	—	—%
Exploration	—	—	577	*	—	—%

	Successor	Successor	Predecessor	Pro Forma
Per Mcfe	Year Ended December 31,	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016	Year Ended December 31,
	2017			2016	Variance
Lease operating expenses	$1.00	$1.22	$0.97	$1.02	$(0.02)	(2)%
Production and other taxes	0.10	0.36	0.29	0.30	(0.20)	(67)%
Transportation and processing	0.51	0.13	0.19	*	—	—%
Exploration	—	—	0.09	*	—	—%
* Not comparable

Lease Operating Expense

Our lease operating expense (“LOE”) during 2017 increased compared to 2016 on a pro forma basis. LOE in 2017 included $3.4 million in workover expense, an increase of $2.2 million compared to 2016 LOE pro forma. The increases are attributed to workover operations in our Haynesville Shale Trend. Additionally, our LOE related to our TMS oil wells increased by $1.5 million in 2017 compared to 2016 pro forma driven by increased salt water disposal and production enhancement costs. The oil wells require more attention to maintain production as they age.

LOE on per unit basis decreased by $0.02 in 2017 compared to 2016 on a pro forma basis. We expect LOE on a per unit basis will continue to decrease as we bring Haynesville Shale Trend horizontal natural gas wells on line which carry much lower per unit operating cost than oil wells.

Production and Other Taxes

Production and other taxes for the year ended 2017 included production tax of $1.3 million and ad valorem tax credit of $0.1 million. Production taxes increased $0.3 million in 2017 compared to 2016 on a pro forma basis driven by expiration of our severance tax exemptions in Mississippi and Louisiana offset by $0.2 million in audit refunds. The State of Mississippi has enacted an exemption from the existing 6.0% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which is partially offset by a 1.3% local severance tax on such wells. The exemption is applicable until the earlier of (i) 30 months from the date of first sale of production or (ii) payout of the well. The State of Louisiana has also enacted an exemption from the existing 12.5% severance tax on oil production and from the $0.098 per Mcf (through June 30, 2017) and $0.11 per Mcf (from July 1, 2017 through June 30, 2018) severance tax on natural gas production for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) payout of the well. The net revenues from our wells drilled in our TMS acreage in Southwestern Mississippi and Southeast Louisiana have been favorably impacted by these exemptions. The Louisiana Haynesville Shale Trend wells that we brought on line in 2017 and will bring on line in 2018 will receive the benefit of these tax exemptions.

Ad valorem tax in 2017 was a credit of $0.1 million as compared to a $1.6 million charge in 2016 on a pro forma basis. The decrease in ad valorem tax between periods reflects audit refunds of approximately $0.9 million recorded in 2017 as well as the reduction in the assessed values of our properties.

Transportation and Processing

Our natural gas production incurs substantially all of our transportation and processing cost. Transportation and processing for the year 2017 includes a $0.4 million non-recurring charge for infrastructure cost paid to our transporter to connect our wells for sales. Additionally, in 2017, we incurred higher transportation and processing rates on the natural gas volumes that we took in kind on non-operated Haynesville Shale Trend wells, which represented approximately 57% of our natural gas production in 2017, or $4.2 million. Prior to August 2016, the transportation and processing cost on these non-operated wells were netted against the Company's realized natural gas price under an agency agreement.

Transportation and processing average cost per unit should decrease as produced operated gas volumes increase as a result of our drilling program. Our operated natural gas volumes are less burdened with transportation cost than our non-operated natural gas volumes.

Transportation and processing expense for the 2016 Successor period reflects the restructuring of the marketing of our outside operated natural gas volumes in an effort to reduce transportation and processing cost.

Transportation and processing expense for the 2016 Predecessor period was generally lower due to lower produced natural gas volumes and the previously mentioned netting of the cost from the sales price.

Exploration

The Successor Company adopted the Full Cost Method of accounting as of the Effective Date resulting in exploration costs being capitalized to the full cost pool rather than expensed.

The Exploration expense in the Predecessor 2016 period consisted of $0.1 million cost of non-producing lease expirations, $0.2 million in delay rental payments and $0.3 million in geological and geophysical costs.

	Successor	Successor	Predecessor
(in thousands)	Year Ended December 31, 2017	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016
Depreciation, depletion & amortization	$12,125	$1,556	$8,276
Impairment	—	2,486	1,583
General & administrative	16,696	2,200	14,474
Gain on sale of assets	—	(2)	(840)

	Successor	Successor	Predecessor
Per Mcfe	Year Ended December 31, 2017	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016
Depreciation, depletion & amortization	$1.00	$0.90	$1.24
Impairment	—	1.44	0.24
General & administrative	1.37	1.28	2.16
Gain on sale of assets	—	—	(0.13)

Depreciation, Depletion & Amortization (“DD&A”)

DD&A expense in the 2017 Successor period was calculated on the Full Cost Method of Accounting. We adjust our DD&A rates twice a year in conjunction with issuance of our year-end and mid-year reserve reports. Included in DD&A for 2017 is the depletion of our oil and gas properties of $11.7 million, accretion of our Asset Retirement Obligation of $0.2 million and $0.2 million in depreciation of our furniture and fixtures.

DD&A expense in the 2016 Successor period was calculated on the Full Cost Method of Accounting adopted upon our emergence from bankruptcy based upon asset values as of the Effective Date established by Fresh Start Accounting.

DD&A expense in the 2016 Predecessor Period was calculated on the Successful Efforts Method of Accounting and reflects higher rates due to a higher asset base.

Impairment

Our Full Cost Ceiling Test performed quarterly did not require recording an impairment in 2017.

The Successor Company recorded a $2.5 million impairment on oil and gas properties as a result of the Full Cost Ceiling Test performed on December 31, 2016.

The Predecessor Company recorded a $1.6 million impairment on the value of materials inventory during the Predecessor 2016 Period.

General and Administrative Expense (“G&A”)

General and Administrative Expense for the year ended December 31, 2017 includes $4.5 million in share-based compensation and $3.1 million of accrued performance bonus compensation which is expected to be paid in 2018 in a combination of cash and common stock. Our 2017 Senior Credit Facility and 13.50% Convertible Second Lien Senior Secured Notes due 2019 placed limitations on cash general and administrative expenses through 2017 of $10.1 million. G&A payable in cash, which excludes share-based compensation, accrued performance bonus to be compensated in stock and accrued rent expense, was $9.2 million for the year ended December 31, 2017. We capitalized $2.4 million of G&A directly attributed to our capital development to the full cost pool during 2017. With the exception of share-based compensation and accrued performance bonus increases, our G&A expense decreased in 2017 by approximately $3.6 million. It is expected that overall G&A expense will increase slightly due to salary and wage increases in 2018 but will decrease on a per unit of production basis due to production volume increases from our drilling and development program.

The Successor Company recorded $2.2 million in G&A expense in 2016 which includes $0.2 million of share-based compensation. As a result of adopting the Full Cost Method of Accounting, $0.5 million of G&A cost directly attributed to our capital development program was capitalized to the full cost pool.

The Predecessor Company recorded $14.5 million in G&A expense in 2016 which includes $3.3 million in share-based compensation. During the Predecessor 2016 period, we reduced our staff headcount by more than 30% from year-end 2015 levels. The higher rate per Mcfe for 2016 reflects our lower oil and natural gas production which increased per unit expenses.

Gain on Sale of Assets

No gain or loss was recognized for properties sold in 2017 or during the Successor period in 2016. In 2016, the Predecessor recognized $0.8 million gain on the settlement of the Eagle Ford Shale property escrow account related to the sale in 2015 of our proved reserves and a portion of the associated leasehold in the Eagle Ford Shale Trend located in La Salle and Frio counties in south Texas.

Other Income (Expense)

	Successor	Successor	Predecessor
	Year Ended December 31, 2017	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016
Other Income (Expense):
Interest expense	$(9,725)	$(1,824)	$(11,398)
Interest income and other	1,236	1	117
Gain on derivatives not designated as hedges	1,552	—	30
Restructuring	—	—	(5,128)
Reorganization net gain	118	130	399,944
Income tax benefit	978	—	—
Average funded borrowings adjusted for debt discount	50,708	26,399	*
Average funded borrowings	60,314	59,503	*
* - Not Meaningful

Interest Expense

Interest expense in 2017 Successor period includes $1.2 million incurred on the 2017 Senior Credit Facility and Exit Credit Facility and $8.5 million incurred on the 13.5% Convertible Second Lien Senior Secured Notes due 2019 (the “Convertible Second Lien Notes”). The interest on the Convertible Second Lien Notes was all non-cash consisting of $5.9 million in paid-in-kind interest and amortized debt discount of $2.6 million.

Interest expense in the 2016 Successor period reflects the interest incurred on the Exit Credit Facility of $0.3 million and $1.5 million on the Convertible Second Lien Notes. The interest on the Convertible Second Lien Notes was all non-cash consisting of $1.2 million in paid-in-kind interest and amortized debt discount of $0.3 million.

The Predecessor Company's interest expense for the 2016 Predecessor period reflects interest payable in cash of $8.5 million and non-cash interest of $2.7 million. The Predecessor Company did not record interest expense subsequent to April 15, 2016 on any of its outstanding second lien and senior notes. All the accrued interest on such indebtedness was never paid as the underlying debt was canceled in bankruptcy.

Interest Income and Other

We recorded a credit of $1.2 million in interest income and other in 2017 primarily related to the receipt of cash that was previously held in escrow related to the sale of Predecessor's assets in a prior period.

Gain on Derivatives Not Designated as Hedges

We produce and sell oil and natural gas into a market where prices are historically volatile. We enter into swap contracts, collars or other derivative agreements from time to time to manage our exposure to commodity price risk for a portion of our production.

Gain on commodity derivatives not designated in the 2017 Successor period is comprised of an unrealized gain of $1.1 million and gain from net cash settlements $0.5 million. The unrealized gain represents a $2.6 million gain in the fair value of our natural gas derivative contracts offset by a $1.5 million loss in the fair value of our oil derivative contracts. The net gain on cash settlements reflects $0.6 million cash received on settlement of our natural gas derivatives offset by $0.1 million payment on the settlement on our oil derivatives.

The gain on commodity derivatives not designated as hedges was less than $0.1 million in 2016 Predecessor Period related to mark to market valuation on natural gas swap contracts. The contracts were canceled in bankruptcy. We had no derivatives in the 2016 Successor period.

Restructuring

As a result of the efforts to restructure the Company outside of bankruptcy early in 2016 and the subsequent preparation involved in filing the Chapter 11 Cases, we incurred significant professional fees and other costs totaling $5.1 million.

Reorganization items, net

The Successor Company in the 2016 Successor period and for the year 2017 realized gains on reorganization of $0.1 million in each period. We continue to work on settling bankruptcy claims. We anticipate that we will continue to incur professional and United States Bankruptcy Trustee fees until the bankruptcy case is final. We will record these fees in the period in which they are incurred. We believe that the estimated liability of $0.2 million we have established for the claims is sufficient to cover such costs.

The Predecessor Company realized a gain on reorganization in 2016 of $399.4 million as a result of implementing the Plan of Reorganization and adopting Fresh Start Accounting on the Effective Date. The gain on the settlement of liabilities subject to compromise was $395.9 million and the gain on fresh start adjustments of $19.5 million was reduced by a net $16.0 million related to professional fees and adjustments to debt. Reorganization costs incurred for professional fees as of October 12, 2016 was $11.0 million. In addition to the costs of professional fees, reorganization cost was affected by various non-cash adjustments to the carrying amounts of our second lien notes and senior notes, including a $5.5 million charge for the unwinding of an embedded derivative related to the second lien notes.

Income Tax Benefit

We recorded a $1.0 million income tax benefit for the year ended December 31, 2017 and no income tax benefit for the year ended December 31, 2016. We recorded a valuation allowance at December 31, 2016, which resulted in no net deferred tax asset or liability appearing on our statement of financial position. We recorded this valuation allowance after an evaluation of all available evidence (including our recent history of net operating losses in 2016 and prior years) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, our deferred tax assets were unrecoverable. The income tax benefit recorded in 2017 is due to the projected refund of alternative minimum tax (“AMT”) credits for which we also recorded a non-current deferred tax asset. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets other than for the AMT credits has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of December 31, 2017.

On December 22, 2017, the United States enacted tax reform legislation known as the H.R.1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during 2017. Our financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018, as well as other changes.

 Adjusted EBITDA/EBITDAX

Adjusted EBITDA/EBITDAX is a supplemental non-United States Generally Accepted Accounting Principle (“US
GAAP”) financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. The Predecessor defined Adjusted EBITDAX as earnings before interest expense, income and similar taxes, DD&A, exploration expense, share-based compensation expense and impairment of oil and natural gas properties. The Successor calculates Adjusted EBITDA in the same way, but EBITDA reflects the absence of exploration expense in the Full Cost Method of Accounting used by the Successor. In calculating Adjusted EBITDA/
EBITDAX, gains on reorganization, gains/losses on commodity derivatives not designated as hedges and net cash received or paid in settlement of derivative instruments are also excluded. Other excluded items include interest income and any extraordinary non-cash gains or losses. Adjusted EBITDA/EBITDAX is not a measure of net income (loss) as determined by US GAAP. Adjusted EBITDA/EBITDAX should not be considered an alternative to net income (loss), as defined by US GAAP.

The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDA/EBITDAX to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP:

	Successor	Successor	Predecessor
	Year Ended December 31, 2017	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016
(In thousands)
Net income (loss) (US GAAP)	$(7,996)	$(4,307)	$369,944
Depreciation, depletion and amortization	12,125	1,556	8,276
Income tax benefit	(978)	—	—
Exploration Expense	—	—	577
Impairment	—	2,486	1,583
Share-based compensation	6,863	240	3,307
Interest expense	9,725	1,824	11,398
Gain on reorganization	(118)	(130)	(399,422)
Gain on commodity derivatives not designated as hedges	(1,552)	—	(30)
Net cash received (paid) in settlement of derivative instruments	471	—	—
Other items (1)	(38)	(3)	(957)
Adjusted EBITDA/EBITDAX	$18,502	$1,666	$(5,324)

(1)	Other items include interest income and other, gain on sale of assets and other expense.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of cash during 2017 were cash on hand, cash flow from operating activities, which includes a $1.2 million refund of escrowed funds related to the sale of our East Texas properties in 2014 and $0.7 million in ad valorem tax refunds, and cash from asset sale proceeds of $0.6 million. We used cash in 2017 primarily to fund our drilling and development capital program. In 2016, our primary sources of cash on and after the Effective Date were cash on hand, cash flow from operating activities, proceeds from the sale of the Convertible Second Lien Notes, proceeds from the private placement of our common stock and proceeds from the sale of non-core oil and gas properties. We used cash to fund our capital expenditures, to pay interest on and pay down amounts outstanding on the Exit Credit Facility and to pay professional fees related to the reorganization.

On October 17, 2017, we entered into the 2017 Senior Credit Facility, which provides for revolving loans of up to the borrowing base then in effect. Total lender commitments under the 2017 Senior Credit Facility are $250 million subject to a borrowing base limitation, which as of December 31, 2017 was $40 million. The 2017 Senior Credit Facility matures on a) October 17, 2021 or b) if the Convertible Second Lien Notes have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by September 30, 2019, September 30, 2019. Revolving borrowings under the 2017 Senior Credit Facility are limited to, and subject to periodic redeterminations, of the borrowing base. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The initial borrowing base is $40 million. Pursuant to the terms of the 2017 Senior Credit Facility, borrowing base redeterminations will be on a semi-annual basis on or about March 1st and September 1st of each calendar year, commencing on or about March 1, 2018. The borrowing base is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt.  Additionally, we and the administrative agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. JPMorgan Chase Bank, N.A. is the lead lender and administrative agent under the 2017 Senior Credit Facility.

During 2017, we generated $18.3 million in cash through operating activities ending the year with cash on hand of $26.0 million. As of December 31, 2017, we had $23.3 million available under the 2017 Senior Credit Facility. We are beginning the year 2018 with $49.3 million in immediately available capital resources.

On February 28, 2018, we closed, in two separate transactions, the sale of working interests in certain oil and gas leases, wells, units and facilities (the “Disposition”) and certain net leasehold interests in a portion of our undeveloped acreage in the Angelina River Trend in Angelina and Nacogdoches Counties, Texas to BP America Production Company for total consideration of approximately $23 million, with an effective date of January 1, 2018. The Disposition is subject to customary post-closing adjustments.

Use of proceeds will be to pay off the Company’s revolver and for potential acceleration of the Company’s capital expenditure plans.

Outlook

Our total capital expenditures for 2018 are expected to be approximately $65 to $75 million with flexibility to increase or decrease this amount based on the movement of commodity prices. We plan to focus all of our capital on drilling and development of our Haynesville Shale Trend natural gas properties in North Louisiana, and we currently contemplate drilling and developing 16 gross (5.7 net) wells utilizing improved completion techniques.

We believe the results of the capital investments we made in 2017 will generate additional cash flows and additional value which will allow us to raise capital to continue our capital development into 2018 and beyond.

In addition, to support future cash flows, we entered into strategic derivative positions as of December 31, 2017, covering approximately 41% and 14% of our anticipated oil and natural gas sales volumes for 2018 and 2019, respectively. See Note 9-“Derivative Activities” in the Notes to consolidated Financial Statements in Part II Item 8 of the Annual Report on Form 10-K.

We continuously monitor our balance sheet and coordinate our capital program with our expected cash flows and scheduled debt repayments. We will continue to evaluate funding alternatives as needed.

Alternatives available to us include:
•issuance of equity securities;
•joint ventures in our TMS and/or Haynesville Shale Trend acreage;
•availability under the 2017 Senior Credit Facility; and
•sale of non-core assets.

The table below summarizes our cash flows for the periods indicated (in thousands):

Cash flow statement information:	Successor	Successor	Predecessor
	Year Ended December 31, 2017	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016
Net Cash:
Provided by (used in) operating activities	$18,306	$(4,327)	$(16,684)
Used in investing activities	(28,200)	(2,383)	(3,495)
Provided by (used in) financing activities	(964)	39,880	12,077
Increase (decrease) in cash and cash equivalents	$(10,858)	$33,170	$(8,102)

At December 31, 2017, we had positive working capital of $2.2 million and $55.7 million in long-term debt.

Cash Flows

For the Year Ended December 31, 2017

Operating activities: Net cash provided by operating activities for the Year Ended December 31, 2017 was $18.3 million. Production from our wells, the price of oil and natural gas and operating costs represent the main drivers of our cash flow from operations. In addition, net cash settlements of $0.5 million related to our derivative contracts and a $0.5 million change in working capital also positively impacted cash flows.

Investing activities: Net cash used in investing activities was $28.2 million for the year ended December 31, 2017. We booked $41.8 million in capital expenditures, of which we paid out cash amounts totaling $28.8 million for drilling and development operations in the period. The difference is attributed to utilizing $0.4 million of cash calls paid in previous period, utilized $1.8 million from materials inventory, capitalized $0.2 million in asset retirement obligation and a net $10.6 million increased in the capital expenditure accrual. The period also reflects the receipt of $0.6 million in proceeds from the sales of various non-producing mineral interests in non-core areas. We conducted drilling operations on 13 wells and completed 2 wells all in the Haynesville Shale Trend during the year ended December 31, 2017 capitalizing $2.4 million in internal costs.

Financing activities: Net cash used in financing activities for the year ended December 31, 2017 was $1.0 million consisting of $16.7 million payoff of the balance on the Exit Credit Facility, $0.3 million in registration and issuance costs associated with various securities issued since our emergence from bankruptcy or to be issued in the future, $0.7 million issuance cost incurred on the entering into the Amended and Restated Senior Secured Revolving Credit Facility offset by the $16.7 million in proceeds from that new credit facility.

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

Financing activities: Net cash provided in financing activities for Successor period consisted of net proceeds from the issuance of Convertible Second Lien Notes of $40.0 million and net proceeds from the sale of common stock of $23.6 million partially offset by net repayments of borrowings under our 2017 Senior Credit Facility and Exit Credit Facility of $23.7 million.
Debt consisted of the following balances as of the dates indicated (in thousands):

	December 31, 2017			December 31, 2016
	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
Exit Credit Facility (1)	$—	$—	$—	$16,651	$16,651	$16,651
2017 Senior Credit Facility (1)	16,723	16,723	16,723	—	—	—
Convertible Second Lien Notes (2)	47,015	39,002	62,026	41,170	30,554	29,036
Total debt	$63,738	$55,725	$78,749	$57,821	$47,205	$45,687

(1)	The carrying amounts for the Exit Credit Facility and 2017 Senior Credit Facility represent fair value as they were fully secured.

(2)
The debt discount is being amortized using the effective interest rate method based upon a maturity date of August 30, 2019. The principal includes $1.2 million of paid-in-kind (PIK) interest as of December 31, 2016 and $7.0 million as of December 31, 2017. The carrying value includes $10.6 million and $8.0 million of unamortized debt discount at December 31, 2016 and 2017, respectively. The fair value of the notes was obtained by using a Binomial Lattice Model within Level 3 of the fair value hierarchy for the value on December 31, 2016 and utilized the last known sale price for the value on December 31, 2017.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount, accretion and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates) for the periods ended:

	Successor		Successor		Predecessor
	Year Ended December 31, 2017		Period from October 12, 2016 through December 31, 2016		Period from January 1, 2016 through October 12, 2016
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$—	—%	$—	—%	$3,342	*
Exit Credit Facility	947	7.1%	306	7.3%	—	—%
2017 Senior Credit Facility	244	7.2%	—	—%	—	—%
Convertible Second Lien Notes (1)	8,534	24.1%	1,518	24.7%	—	—%
Obligations Canceled on the Effective Date	—	—%	—	—%	8,010	*
Other	—	—%	—	—%	46	*
Total	$9,725		$1,824		$11,398
* - Not comparative as the Company was in bankruptcy during portions of the 2016 periods shown and did not pay interest on its debt while in bankruptcy.
(1) Interest expense for the year ended December 31, 2017 includes $2.6 million of debt discount amortization and $5.8 million of paid in-kind interest.

Amended and Restated Senior Secured Revolving Credit Facility

On October 17, 2017, the Company entered into the 2017 Senior Credit Facility, which provides for revolving loans of up to the borrowing base then in effect (the “2017 Senior Credit Facility”). The 2017 Senior Credit Facility amends, restates and refinances the obligations under the Exit Credit Facility. The 2017 Senior Credit Facility matures (a) October 17, 2021 or

(b) if the Convertible Second Lien Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by September 30, 2019, September 30, 2019. The maximum credit amount under the 2017 Senior Credit Facility is currently $250.0 million with an initial borrowing base of $40.0 million. The borrowing base is scheduled to be redetermined in March and September of each calendar year, commencing on or about March 1, 2018, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt.  Additionally, both the Subsidiary and the administrative agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations.  The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the 2017 Senior Credit Facility in an aggregate amount up to $10.0 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

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

The 2017 Senior Credit Facility also contains certain financial covenants, including (i) the maintenance of a ratio of Total Debt (as defined in the 2017 Senior Credit Facility) to EBITDAX not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter, (ii) the maintenance of a current ratio (based on the ratio of current assets to current liabilities) not to be less than 1.00 to 1.00 and (iii) until no Convertible Second Lien Notes remain outstanding, (A) the maintenance of a ratio of Total Proved PV10% attributable to the Company’s and Borrower’s Proved Reserves (as defined in the 2017 Senior Credit Facility) to Total Secured Debt (net of any Unrestricted Cash not to exceed $10.0 million) not to be less than 1.50 to 1.00, (B) limitations on cash general and administrative expenses through 2017 of $10.1 million and (C) minimum liquidity requirements.

The obligations under the 2017 Senior Credit Facility are guaranteed by the Company and secured by a first lien security interest in substantially all of the assets of the Company.

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

The aggregate principal amount of the Convertible Second Lien Notes will be convertible at the option of the Purchasers at any time prior to the scheduled maturity date into 1.9 million shares of the Company’s common stock. Upon closing, the Purchasers were issued 10-year costless warrants exercisable into 2.5 million shares of common stock of the Company, will take a second priority lien on all assets of the Debtors, and will have the right to appoint two members to the Board as long as the Convertible Second Lien Notes are outstanding.

The Convertible Second Lien Notes will mature on August 30, 2019, or such later date as set forth in the Convertible Second Lien Notes, but in no event later than March 30, 2020. The Convertible Second Lien Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in kind on the then outstanding principal amount of the Convertible Second Lien Notes by increasing the principal amount of the outstanding Convertible Second Lien Notes or by issuing additional Second Lien Notes (“PIK Interest Notes”). The PIK Interest Notes will not be convertible. The Company may not pay cash interest on the Convertible Second Lien Notes until the 10-Q is filed for the quarter ending March 31, 2018.

Senior Credit Facility

On the Effective Date, we had $40.4 million outstanding under the Senior Credit Facility inclusive of the accrued default penalty. Following the reduction of the borrowing base to $20.0 million after the April 1, 2016 borrowing base redetermination, the Company had a borrowing base deficiency of $20.2 million. Pursuant to the terms of a cash collateral order entered in the bankruptcy proceeding on the Petition Date, interest was accrued and paid monthly based on a 2.25% margin which calculated to 5.75% per annum. Additionally, a post-default rate of 2.00% was accreted on the outstanding balance. Substantially all of our assets were pledged as collateral to secure the Senior Credit Facility. The Senior Credit Facility had a maturity date of February 24, 2017.

The commencement of the Chapter 11 Cases on the Petition Date constituted an event of default that accelerated the Company’s obligations under the Senior Credit Facility. Additionally, other events of default existed which included, but were not limited to, the presence of an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern in the report of our independent registered public accounting firm that accompanied our audited consolidated financial statements for the year ended December 31, 2015. We were also not in compliance with the certain financial covenants under the terms of the Senior Credit Facility as of September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015. On the Effective Date, in connection with the consummation of the Plan, the Senior Credit Facility was terminated.

Exit Credit Facility

On the Effective Date, upon emergence from bankruptcy, the Company entered into an Exit Credit Agreement (the “Exit Credit Agreement”) with the Subsidiary, as borrower (the “Borrower”), and Wells Fargo Bank, National Association, as administrative agent (“the Administrative Agent”), and certain other lenders party thereto. Pursuant to the Exit Credit Agreement, the lenders agreed to provide the Borrower with a $20.0 million senior secured term loan credit facility, with an outstanding principal amount of $20.0 million. Amounts outstanding under the Exit Credit Agreement were guaranteed by the Company and secured by a security interest in substantially all of the assets of the Company and the Borrower.

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

The Borrower had an option, to prepay any borrowing outstanding under the Exit Credit Agreement without premium or penalty (except with respect to any break funding payments which may be payable pursuant to the terms of the Exit Credit Agreement).

The Exit Credit Facility was terminated on October 17, 2017 and the $16.7 million outstanding was fully repaid with proceeds drawn from the 2017 Senior Credit Facility.

Obligations Canceled on the Effective Date

The following represents indebtedness for which, on the Effective Date, the obligations of the Company were canceled:

•	8.0% Second Lien Senior Secured Notes due 2018 in the principal amount of $100 million

•	8.875% Second Lien Senior Secured Notes due 2018 in the principal amount of $75 million

•	8.875% Senior Notes due 2019 in the principal amount of $116.8 million

•	5.0% Convertible Senior Notes due 2029 in the principal amount of $6.7 million

•	5.0% Convertible Senior Notes due 2032 in the principal amount of $94.2 million

•	5.0% Convertible Senior Exchange Notes due 2032 in the principal amount of $6.3 million

•	3.25% Convertible Senior Notes Due 2026 in the principal amount of $0.4 million

Interest Expense on Notes

There was no interest expense recognized on the Second Lien Notes or unsecured senior notes listed above after the Bankruptcy Petitions were filed. The unrecorded interest expense on the Second Lien Notes and unsecured senior notes totaled $5.9 million and $13.5 million, respectively. On the Effective Date, the obligations of the Company with respect to interest expense were canceled.

For additional information on our debt and equity instruments, see Note 5—Debt and Note 8—Stockholders’ Equity in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Future Commitments

The table below (in thousands) provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2017. In addition to the contractual obligations presented in the table below, our Consolidated Balance Sheet at December 31, 2017 reflects accrued interest on our bank debt of $0.2 million payable in the first half of 2017. For additional information see Note 5—Debt and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Payment due by Period
	Note	Total	2018	2019	2020	2021	2022 and After
Debt	5	$75,387	$—	$58,664	$—	$16,723	$—
Office space leases		5,103	1,510	1,540	1,540	513	—
Operations contracts		871	836	20	15	—	—
Total contractual obligations (1)		$81,361	$2,346	$60,224	$1,555	$17,236	$—

(1)
This table does not include the estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $3.4 million as of December 31, 2017. We record a separate liability for the asset retirement obligations. See Note 4—Asset Retirement Obligation in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Summary of Critical Accounting Policies and Estimates

The following summarizes several of our critical accounting policies. See a complete list in Note 1—Description of Business and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

While the estimates of our proved reserves at December 31, 2017 included in this report have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the SEC rules, those estimates could differ materially from our actual results.

Fresh Start Accounting

In connection with the Company’s emergence from bankruptcy, the Company is required to apply fresh start accounting to its financial statements because (i) the holders of existing voting shares of the Company prior to its emergence received less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan of Organization was less than the post-petition liabilities and allowed claims. Fresh start accounting will be applied to the Company’s consolidated financial statements as of the Effective Date, the date on which the Company emerged from bankruptcy. Under the principles of fresh start accounting, a new reporting entity was considered to be created, and, as a result, the Company allocated the reorganization value of the Company to its individual assets based on their estimated fair values. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after the Effective Date will not be comparable with the financial statements prior to that date.

Transition from Successful Efforts Method to Full Cost Accounting Method

Under U.S. Generally Accepted Accounting Principles (“GAAP”), two acceptable methods of accounting for oil and gas properties are allowed. These are the Successful Efforts Method and the Full Cost Method. Entities engaged in the production of oil and gas have the option of selecting either method for application in the accounting for their properties. The principal differences between the two methods are in the treatment of exploration costs, the computation of DD&A expense and the assessment of impairment of oil and gas properties.

Prior to the Effective Date, we followed the Successful Efforts Method of Accounting for exploration and development expenditures. Under this method, costs of acquiring unproved and proved oil and natural gas leasehold acreage are capitalized. When proved reserves are found on an unproved property, the associated leasehold cost is transferred to proved properties. Significant unproved leases are reviewed periodically, and a valuation allowance is provided for any estimated decline in value. Costs of all other unproved leases are amortized over the estimated average holding period of the leases. Development costs are capitalized, including the costs of unsuccessful development wells. Additionally, oil and gas properties are assessed for impairment in accordance with Accounting Standards Codification 360.

Because a new entity has been created at the Effective Date, and there is no comparability to the predecessor company financial statements, upon emergence from bankruptcy we elected to adopt the Full Cost Method of Accounting. We believe that the true cost of developing a “portfolio” of reserves should reflect both successful and unsuccessful attempts at exploration and production. Application of the Full Cost Method of Accounting will better reflect the true economics of exploring for and developing our oil and gas reserves. Therefore, as of the Effective Date, we have used the Full Cost method to account for our investment in oil and gas properties in the reorganized company.

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

All exploratory costs are now capitalized, and DD&A expense is now computed on cost centers represented by entire countries. Our oil and gas properties are subject to a “ceiling test” to assess for impairment, as discussed below, under the Full Cost Method.

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

Full Cost Ceiling Test

The Full Cost Method requires that at the conclusion of each financial reporting period, the present value of estimated future net cash flows from proved reserves (adjusted for hedges and excluding cash flows related to estimated abandonment costs), be compared to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. This comparison is referred to as a “ceiling test”. If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows. Estimated future net cash flows from proved reserves are calculated based on a 12-month average pricing assumption.

Fair Value Measurement

Fair value is defined by Accounting Standards Codification (“ASC”) 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We carry our derivative instruments at fair value and measure their fair value by applying the income approach provided for ASC 820, using Level 2 inputs based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our credit worthiness or that of our counterparties. We carry our oil and natural gas properties held for use at historical cost or their estimated fair value if an impairment has been identified. We use Level 3 inputs, which are unobservable data such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices to determine the fair value of our oil and natural gas properties in determining impairment. We carry cash and cash equivalents, account receivables and payables at carrying value which represent fair value because of the short-term nature of these instruments. For definitions for Level 1, Level 2 and Level 3 inputs see Note 1—Description of Business and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Accounting for uncertainty in income taxes requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 1—Description of Business and Summary of Significant Accounting Policies—Income Taxes and Note 7—Income Taxes in the Notes to Consolidated Financial Statements in “Item 8— Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Share-based Compensation Plans

For all new, modified and unvested share-based payment transactions with employees, we measure the fair value on the grant date and recognize it as compensation expense over the requisite period. Our common stock does not pay dividends; therefore, the dividend yield is zero.

New Accounting Pronouncements

See Note 1—Description of Business and Summary of Significant Accounting Policies—New Accounting Pronouncements in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

For information regarding our accounting policies and additional information related to our derivative and financial instruments, see Note 1—Description of Business and Summary of Significant Accounting Policies, Note 9—Derivative Activities and Note 5—Debt in the Notes to Consolidated Financial Statements in “Item 8— Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Commodity Price Risk

Our most significant market risk relates to fluctuations in crude oil and natural gas prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash write-down of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. We entered into natural gas derivative instruments during 2017 in order to reduce the price risk associated with production in 2017 of approximately 18,000 MMBtu per day. We did not enter into derivatives instruments for trading purposes. Utilizing actual derivative contractual volumes, a hypothetical increase of 10% in the underlying commodity prices would have increased the derivative gas asset position by $0.3 million and increased the derivative oil liability position by $0.2 million as of December 31, 2017. Likewise, a hypothetical decrease of 10% in the underlying commodity prices would have decreased the gas asset position by $0.3 million and decreased the derivative oil liability by $0.2 million as of December 31, 2017. Furthermore, a gain or loss would have been substantially offset by an increase or decrease, respectively, in the actual sales value of production covered by the derivative instruments.

Interest Rate Risk

As of December 31, 2017, we had $16.7 million outstanding variable-rate debt and $39.0 million of principal fixed-rate debt. In the past, we have entered into interest rate swaps to help reduce our exposure to interest rate risk, and we may seek to do so in the future if we deem appropriate. As of December 31, 2017 and 2016, we had no interest rate swaps.

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

Item 8.	Financial Statements and Supplementary Data

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Annual Report on Internal Controls over Financial Reporting	57
Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements for the year ended December 31, 2017	58
Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements for the year ended December 31, 2016	59
Consolidated Balance Sheets For the Periods as of December 31, 2017 and December 31, 2016	60
Consolidated Statements of Operations For the Successor Period Ended December 31, 2017 and for the Predecessor Period from January 1, 2016 to October 12, 2016 and Successor Period from October 13, 2016 to December 31, 2016	61
Consolidated Statements of Cash Flows For the Successor Period Ended December 31, 2017 and for the Predecessor Period from January 1, 2016 to October 12, 2016 and Successor Period from October 13, 2016 to December 31, 2016	62
Consolidated Statements of Stockholders' Equity For the Successor Period Ended December 31, 2017 and for the Predecessor Period from January 1, 2016 to October 12, 2016 and Successor Period from October 13, 2016 to December 31, 2016	63
Notes to the Consolidated Financial Statements	64

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
We assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2017.
Management of Goodrich Petroleum Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Goodrich Petroleum Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Goodrich Petroleum Corporation and subsidiary (the “Company”) as of December 31, 2017 (Successor), the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (Successor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of Matter
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
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Houston, Texas
March 2, 2018

We have served as the Company’s auditor since 2017.

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

/s/ Hein & Associates LLP

Houston, Texas
March 3, 2017

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,992	$36,850
Accounts receivable, trade and other, net of allowance	1,371	1,998
Accrued oil and natural gas revenue	4,958	3,142
Fair value of oil and natural gas derivatives	2,034	—
Inventory	2,521	4,125
Prepaid expenses and other	1,614	755
Total current assets	38,490	46,870
PROPERTY AND EQUIPMENT:
Unevaluated properties	5,984	24,206
Oil and gas properties (full cost method)	120,333	60,936
Furniture, fixtures and equipment	1,039	984
	127,356	86,126
Less: Accumulated depletion, depreciation and amortization	(15,899)	(4,006)
Net property and equipment	111,457	82,120
Fair value of oil and natural gas derivatives	566	—
Deferred tax asset	937	—
Other	691	322
TOTAL ASSETS	$152,141	$129,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,204	$14,392
Accrued liabilities	18,075	3,882
Fair value of oil and natural gas derivatives	1,002	—
Total current liabilities	36,281	18,274
Long term debt, net	55,725	47,205
Accrued abandonment cost	3,367	2,933
Fair value of oil and natural gas derivatives	517	—
Total liabilities	95,890	68,412
Commitments and contingencies (See Note 10)
STOCKHOLDERS’ EQUITY:
Successor Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	—	—
Successor Common stock: $0.01 par value, 75,000,000 shares authorized, and 10,770,962 and 9,108,826 shares issued and outstanding as of December 31, 2017 and 2016, respectively	108	91
Additional paid in capital	68,446	65,116
Accumulated deficit	(12,303)	(4,307)
Total stockholders’ equity	56,251	60,900
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,141	$129,312

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Successor	Successor	Predecessor
	Year ended December 31, 2017	Period from October 13, 2016 to December 31, 2016	Period ended October 12, 2016
REVENUES:
Oil and natural gas revenues	$45,320	$6,537	$21,027
Other	833	45	(341)
	46,153	6,582	20,686
OPERATING EXPENSES:
Lease operating expense	12,125	2,109	6,504
Production and other taxes	1,183	619	1,946
Transportation and processing	6,222	228	1,265
Depreciation, depletion and amortization	12,125	1,556	8,276
Exploration	—	—	577
Impairment	—	2,486	1,583
General and administrative	16,696	2,200	14,474
Gain on sale of assets	—	(2)	(840)
Other	(43)	—	—
	48,308	9,196	33,785
Operating loss	(2,155)	(2,614)	(13,099)
OTHER INCOME (EXPENSE):
Interest expense	(9,725)	(1,824)	(11,398)
Interest income and other	1,236	1	117
Gain on derivatives not designated as hedges	1,552	—	30
Restructuring	—	—	(5,128)
	(6,937)	(1,823)	(16,379)

Reorganization items, net	118	130	399,422

Income (loss) before income taxes	(8,974)	(4,307)	369,944
Income tax benefit	978	—	—
Net income (loss)	(7,996)	(4,307)	369,944
Preferred stock, net	—	—	11,237
Net income (loss) applicable to common stock	$(7,996)	$(4,307)	$358,707
PER COMMON SHARE
Net income (loss) applicable to common stock—basic	$(0.80)	$(0.60)	$4.64
Net income (loss) applicable to common stock—diluted	$(0.80)	$(0.60)	$3.69
Weighted average common shares outstanding—basic	9,975	7,184	77,236
Weighted average common shares outstanding—diluted	9,975	7,184	98,369

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Successor	Successor	Predecessor
	Year ended December 31, 2017	October 13, to December 31, 2016	January 1, 2016 to October 12, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,996)	$(4,307)	$369,944
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	12,125	1,556	8,276
Deferred income taxes	(937)	—	—
(Gain) on derivatives not designated as hedges	(1,552)	—	(30)
Net cash received in settlement of derivative instruments	471	—	—
Impairment	—	2,486	1,583
Embedded derivative	—	—	(5,538)
Amortization of leasehold costs	—	—	67
Share-based compensation (non-cash)	6,863	240	3,307
Gain on sale of assets	—	—	(840)
Amortization of finance cost and debt discount	8,534	1,518	7,425
Reorganization items	(1)	(6,658)	(410,875)
Gain from material transfers	(367)	—	—
Amortization of transportation obligation	—	—	156
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	627	(1,408)	724
Accrued oil and natural gas revenue	(1,816)	1,065	(786)
Inventory	—	—	(265)
Prepaid expenses and other	(881)	(66)	811
Accounts payable	1,888	1,631	(4,332)
Accrued liabilities	1,348	(384)	13,689
Net cash provided by (used in) operating activities	18,306	(4,327)	(16,684)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,763)	(3,232)	(3,789)
Proceeds from sale of assets	563	849	294
Net cash used in investing activities	(28,200)	(2,383)	(3,495)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(16,651)	(23,742)	—
Proceeds from bank borrowings	16,723	—	13,000
Proceeds from equity offering, net of issuance costs	—	23,622	—
Proceeds from Second Lien Notes	—	40,000	—
Note conversions	—	—	(804)
Debt issuance costs	(694)	—	(114)
Issuance cost, net	(342)	—	—
Other	—	—	(5)
Net cash provided by (used in) financing activities	(964)	39,880	12,077
Increase (decrease) in cash and cash equivalents	(10,858)	33,170	(8,102)
Cash and cash equivalents, beginning of period	36,850	3,680	11,782
Cash and cash equivalents, end of period	$25,992	$36,850	$3,680
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,228	$498	$1,656
Cash paid during the year for taxes	$—	$—	$—
Increase (decrease) in non-cash capital expenditures	$9,863	$556	$(836)
See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(In Thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Retained Earnings/	Total Stockholders’
Predecessor Company	Shares	Value	Shares	Value	Capital	Shares	Value	(Deficit)	Equity/(Deficit)
Balance at December 31, 2015	1,502	$1,502	63,910	$12,782	$1,069,673	(173)	$(41)	$(1,492,001)	$(408,085)
Net income	—	—	—	—	—	—	—	369,944	369,944
Preferred stock dividends	—	—	—	—	—	—	—	4,112	4,112
Preferred stock conversion	(9)	(9)	6,102	1,220	(5,322)	—	—	—	(4,111)
Share-based compensation	—	—	—	—	6,115	—	—	—	6,115
Warrant issuance	—	—	—	—	403	—	—	—	403
Equity offering	—	—	—	—	—	—	—	—	—
Director shares issued	—	—	—	—	—	—	—	—	—
Treasury stock activity	—	—	146	29	(29)	(47)	(5)	—	(5)
Convertible note issuance	—	—	—	—	—	—	—	—	—
Note conversions	—	—	9,818	1,964	29,663	—	—	—	31,627
Balance at October 12, 2016	1,493	$1,493	79,976	$15,995	$1,100,503	(220)	$(46)	$(1,117,945)	$—

Cancellation of predecessor equity	(1,493)	(1,493)	(79,976)	(15,995)	(1,100,503)	221	46	1,117,945	—
Balance at October 12, 2016 Predecessor	—	$—	—	$—	$—	—	$—	$—	$—
Successor Company
Issuance of common stock and warrants	—	—	6,836	68	30,312	—	—	—	30,380
Net loss	—	—	—	—	—	—	—	(4,307)	(4,307)
Share-based compensation	—	—	—	—	240	—	—	—	240
Second Lien warrants and conversion	—	—	—	—	10,964	—	—	—	10,964
Equity offering	—	—	2,273	23	23,727	—	—	—	23,750
Issuance cost	—	—	—	—	(127)	—	—	—	(127)
Balance at December 31, 2016 Successor	—	$—	9,109	$91	$65,116	—	$—	$(4,307)	$60,900
Net loss	—	—	—	—	—	—	—	(7,996)	(7,996)
Share-based compensation	—	—	—	—	4,458	—	—	—	4,458
Restricted stock vesting	—	—	232	2	(2)	—	—	—	—
Second Lien warrants and conversion	—	—	1,430	15	(158)	(1)	(7)	—	(150)
Issuance cost	—	—	—	—	(37)	—	—	—	(37)
Treasury stock activity	—	—	—	—	(931)	1	7	—	(924)
Balance at December 31, 2017 Successor	—	$—	10,771	$108	$68,446	—	$—	$(12,303)	$56,251

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Summary of Significant Accounting Policies

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

Cash and Cash Equivalents—Cash and cash equivalents included cash on hand, demand deposit accounts and temporary cash investments with maturities of ninety days or less at date of purchase.

Accounts Payable—Accounts payable consisted of the following items as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Trade Payables	$4,092	$2,357
Revenue Payables	10,692	10,943
Prepayments from Partners	2,193	966
Other	227	126
Total Accounts Payable	$17,204	$14,392

Accrued Liabilities—Accrued liabilities consisted of the following items as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Accrued capital expenditures	$10,511	$648
Accrued lease operating expense	786	547
Accrued production and other taxes	449	552
Accrued transportation and gathering	1,130	70
Accrued performance bonus	3,869	—
Accrued interest	244	278
Accrued office lease	696	99
Accrued reorganization costs	168	1,235
Accrued general and administrative expense and other	222	453
	$18,075	$3,882

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory—Inventory consisted of casing and tubulars that are expected to be used in our capital drilling program. Inventory is carried on the Consolidated Balance Sheets at the lower of cost or market.

Property and Equipment—Transition from Successful Efforts Method to Full Cost Accounting Method--Under US GAAP, two acceptable methods of accounting for oil and gas properties are allowed. These are the Successful Efforts Method and the Full Cost Method. Entities engaged in the production of oil and gas have the option of selecting either method for application in the accounting for their properties. The principal differences between the two methods are in the treatment of exploration costs, the computation of DD&A expense and the assessment of impairment of oil and gas properties.

Prior to the Effective Date, we followed the Successful Efforts Method of Accounting for exploration and development expenditures. Under this method, costs of acquiring unproved and proved oil and natural gas leasehold acreage were capitalized. When proved reserves were found on an unproved property, the associated leasehold cost was transferred to proved properties. Significant unproved leases were reviewed periodically, and a valuation allowance was provided for any estimated decline in value. Costs of all other unproved leases were amortized over the estimated average holding period of the leases. Development costs were capitalized, including the costs of unsuccessful development wells. Additionally, oil and gas properties were assessed for impairment in accordance with Accounting Standards Codification 360.

Because a new entity was created at the Effective Date, and there is no comparability to the predecessor company financial statements, upon emergence from bankruptcy we elected to adopt the Full Cost Method of Accounting. We believe that the true cost of developing a “portfolio” of reserves should reflect both successful and unsuccessful attempts at exploration and production. Application of the Full Cost Method of accounting better reflects the true economics of exploring for and developing our oil and gas reserves. Therefore, since the Effective Date, we have used the Full Cost Method to account for our investment in oil and gas properties in the reorganized company.

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and thereby subject to DD&A and the full cost ceiling test. For the year ended December 31, 2017 and for the period from the Effective Date to December 31, 2016, we transferred $18.8 million and $2.5 million, respectively, from unevaluated properties to proved oil and natural gas properties. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

After the Effective Date and under the Full Cost Method, we amortize our investment in oil and natural gas properties through DD&A expense using the units of production (the “UOP”) method. An amortization rate is calculated based on total proved reserves converted to equivalent thousand cubic feet of natural gas (“Mcfe”) as the denominator and the net book value of evaluated oil and gas asset together with the estimated future development cost of the proved undeveloped reserves as the numerator. The rate calculated per Mcfe is applied against the periods' production also converted to Mcfe to arrive at the periods' DD&A expense.

Prior to the Effective Date and under the Successful Efforts Method, depreciation and depletion of producing oil and natural gas properties was calculated using the units-of-production method. Proved developed reserves were used to compute unit rates for unamortized tangible and intangible development costs, and proved reserves were used for unamortized leasehold costs.

Depreciation of furniture, fixtures and equipment, consisting of office furniture, computer hardware and software and leasehold improvements, is computed using the straight-line method over their estimated useful lives, which vary from three to five years.

Full Cost Ceiling Test—The Full Cost Method requires that at the conclusion of each financial reporting period, the present value of estimated future net cash flows from proved reserves (adjusted for hedges and excluding cash flows related to estimated abandonment costs), be compared to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. This comparison is referred to as a “ceiling test”. If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows. Estimated future net cash flows from proved reserves are calculated based

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on a 12-month average pricing assumption.

The Full Cost Ceiling Test performed as of December 31, 2016 resulted in recording a $2.5 million write-down of the oil and gas properties. The Full Cost Ceiling Test performed as of December 31, 2017 resulted in no write-down of the oil and gas properties.

Exploration—Prior to the Effective Date, we followed the Successful Efforts Method of Accounting. Under Successful Efforts Method of Accounting exploration expenditures, including geological and geophysical costs, delay rentals and exploratory dry hole costs were expensed as incurred. Costs of drilling exploratory wells were initially capitalized pending determination of whether proved reserves can be attributed to the discovery. If management determined that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells were expensed.

Impairment—Prior to the Effective Date under the Successful Efforts Method of Accounting, we periodically assessed our long-lived assets recorded in oil and natural gas properties on the Consolidated Balance Sheets to ensure that they were not overstated or carried in excess of fair value, which was computed using level 3 inputs such as discounted cash flow models or valuations. Significant level 3 assumptions associated with discounted cash flow models or valuations used in the impairment evaluation included estimates of future crude oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data. An evaluation was performed on a field-by-field basis at least annually or whenever changes in facts and circumstances indicate that our oil and natural gas properties may be impaired.

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

Each of these levels and our corresponding instruments classified by level are further described below:

•	Level 1 Inputs- unadjusted quoted market prices in active markets for identical assets or liabilities. We have no Level 1 instruments;

•
Level 2 Inputs- quotes that are derived principally from or corroborated by observable market data. Included in this Level are our Exit Credit Facility and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counterparties; and

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Level 3 Inputs- unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this Level would be our initial measurement of asset retirement obligations.

As of December 31, 2017 and 2016, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

Asset Retirement Obligations—Asset retirement obligations are related to the abandonment and site restoration requirements that result from the exploration and development of our oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense is included in “Depreciation, depletion and amortization” on our Consolidated Statements of Operations. See Note 4.

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

Revenue Recognition—Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized using the entitlements method. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At December 31, 2017 and 2016, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

Derivative Instruments—We use derivative instruments such as futures, forwards, options, collars and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas and to hedge our exposure to changing interest rates. Accounting standards related to derivative instruments and hedging activities require that all derivative instruments subject to the requirements of those standards be measured at fair value and recognized as assets or liabilities in the balance sheet. We offset the fair value of our asset and liability positions with the same counterparty for each commodity type. Changes in fair value are required to be recognized in earnings unless specific hedge accounting criteria are met. All of our realized gain or losses on our derivative contracts are the result of cash settlements. We have not designated any of our derivative contracts as hedges; accordingly, changes in fair value are reflected in earnings. See Note 9.

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

We recognize, as required, the financial statement benefit of an uncertain tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 7.

Net Income or Net Loss Per Share—Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders for each reporting period by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders for each reporting period by the weighted average number of common shares outstanding during the period, plus the effects of potentially dilutive restricted stock calculated using the treasury stock method and the potential dilutive effect of the conversion of convertible securities, such as warrants and convertible notes, into shares of our common stock. See Note 6.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments and Contingencies—Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties, when probable of realization, are separately recorded and are not offset against the related environmental liability. See Note 10.

Concentration of Credit Risk—Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2017, and pro forma full year 2016 are as follows:

	Year Ended December 31,
	2017	2016 (Pro Forma)
Genesis Crude Oil LP	20%	44%
Sunoco, Inc.	13%	30%
Williams Energy Resources LLC	29%	—%
ETC	15%	4%
Occidental Energy MA	7%	13%

Share-based Compensation—We account for our share-based transactions using the fair value as of the grant date and recognize compensation expense over the requisite service period. See Note 3.

Guarantee—As of the December 31, 2017 Goodrich Petroleum Company LLC, the wholly owned subsidiary of Goodrich Petroleum Corporation was the Subsidiary Guarantor of our 13.50% Convertible Second Lien Senior Secured notes due 2019 (the “Convertible Second Lien Notes”).

Debt Issuance Cost—The Company records debt issuance costs associated with its Convertible Second Lien Notes as a contra balance to long term debt, net in our Consolidated Balance Sheets, which is amortized straight-line over the life of the Convertible Second Lien Notes. Debt issuance costs associated with our revolving credit facility debt are recorded in other assets in our Consolidated Balance Sheets, which is amortized straight-line over the life of such debt.

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

On May 10, 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For public entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. We plan to adopt this ASU on January 1, 2018 and believe the provisions of this ASU will be immaterial to our consolidated financial statements.

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows and requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU should be applied using a retrospective transition method to each period presented. For public entities, the

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amendments are effective for annual periods beginning after December 15, 2017. We do not anticipate this standard will have a material impact on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public entities, the amendments are effective for annual periods beginning after December 15, 2016. We adopted this standard in 2017 and recognized associated tax windfalls, which were offset by a valuation allowance on our consolidated balance sheet as of December 31, 2017. We note that there were no other material impacts on our consolidated financial statements as a result of adopting this standard.

On February 25, 2016 the FASB issued ASU 2016-02, Leases (Topic 842). The key difference between the existing standards and ASU 2016-02 is the requirement for lessees to recognize on their balance sheet all lease contracts with lease terms greater than 12 months, including operating leases. Specifically, lessees are required to recognize on the balance sheet at lease commencement, both: (i) a right-of-use asset, representing the lessee’s right to use the leased asset over the term of the lease; and, (ii) a lease liability, representing the lessee’s contractual obligation to make lease payments over the term of the lease. For lessees, ASU 2016-02 requires classification of leases as either operating or finance leases, which are similar to the current operating and capital lease classifications. However, the distinction between these two classifications under the ASU does not relate to balance sheet treatment, but relates to treatment and recognition in the statements of income and cash flows. Lessor accounting is largely unchanged from current US GAAP. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The update provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public entities. Early application is permitted. We are currently evaluating the provisions of this ASU and assessing the impact it may have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which it expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires disclosures that are sufficient to enable users to understand an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update provides clarifications in the assessment of principal versus agent considerations in the new revenue standard. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. The update reduces the potential for diversity in practice at initial application of Topic 606 and the cost and complexity of applying Topic 606. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The update was issued to increase stakeholders’ awareness of the proposals for technical corrections and to expedite improvements. These ASUs are effective for annual and interim periods beginning after December 15, 2017. The Company plans to adopt these standards using the full retrospective transition method. The Company analyzed the impact of Update 2014-09, and the related ASU's, to evaluate the impact of the new standard on its revenue contracts and does not expect a material impact to our recording of revenue or consolidated financial statements. The Company is currently preparing to comply with new disclosure requirements beginning in Q1 2018 in accordance with requirements of these standards.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—Fresh Start Accounting

Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code

On April 15, 2016 (the “Petition Date”), we and our subsidiary Goodrich Petroleum Company, L.L.C. (the “Subsidiary”, and together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions” and, the cases commenced thereby, the (“Chapter 11 Cases”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), to pursue a Chapter 11 plan of reorganization. The Company filed a motion with the Bankruptcy Court seeking joint administration of the Chapter 11 Cases under the caption In re Goodrich Petroleum Corporation, et al. (Case No. 16-31975). The Debtors received Bankruptcy Court confirmation of their joint plan of reorganization (the “Plan of Organization”) on September 28, 2016 (the “Approval Date”) and subsequently emerged from bankruptcy on October 12, 2016 (the “Effective Date”).
During the Chapter 11 Cases, the Company conducted normal business activities and was authorized to continue to pay and has paid (subject to limitations applicable to payments of certain pre-petition obligations) pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders, critical vendors and other third parties, such as royalty holders and partners.

During the pendency of the Chapter 11 Cases, we operated our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. ASC 852-10 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases.

The Company accounted for the bankruptcy in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations”. ASC 852 requires that the financial statements, for periods subsequent to the filing of the Bankruptcy Petitions, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases are recorded in “Reorganization items, net” in the accompanying Consolidated Statements of Operations.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5.
Holders of unsecured notes claims received, pro rata with holders of other general unsecured claims, their pro rata share of the out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal to $230.0 million; plus its pro rata share of 2% of the New Equity Interests that are subject to dilution on account of (i) the management incentive plan, (ii) the potential conversion of the Convertible Second Lien Notes, (iii) the warrants granted to the New 2L Notes Purchasers, and (iv) the out-of-the money warrants equal to an aggregate of up to 10% of the New Equity Interests with a maturity of 10 years and an equity strike price equal of $230.0 million;

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

Our Plan of Reorganization was approved by the Bankruptcy Court on September 28, 2016. Subsequently, we emerged from Chapter 11 bankruptcy on October 12, 2016. Upon our bankruptcy emergence, we were subject to the requirements of FASB ASC 852, “Reorganizations”. This included evaluating our ability to adopt “Fresh Start Accounting” and determining the reorganization value of our post-emergence company.
We qualified for the adoption of Fresh-Start Accounting because (1) the holders of existing voting shares of the pre-emergence debtor-in-possession, referred to herein as the “Predecessor” or “Predecessor Company” received less than 50% of the voting shares of the post-emergence successor entity, referred to herein as the “Successor” or “Successor Company”, that were outstanding after our bankruptcy emergence and (2) immediately prior to the approval of our reorganization plan, the reorganization value of the “Predecessor” Company's assets was less than the allowed claims and post-petition liabilities. Our adoption of fresh start reporting resulted in our becoming a new reporting entity for financial reporting purposes, with no beginning retained earnings or deficit. On October 13, 2016, we began to apply fresh start accounting as a new entity. Our post emergence financial statements are therefore presented on this basis. Upon our application of fresh start accounting, we allocated our reorganization value to our individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company's assets before considering liabilities. Application of fresh start accounting and the effects of the implementation of our Plan of Reorganization resulted in our Consolidated Financial Statements on or after October 12, 2016 not being comparable with the Consolidated Financial Statements prior to that date. All references made regarding “Successor” or “Successor Company” relate to the financial position and results of operations of our reorganized entity subsequent to October 12, 2016. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of our entity prior to October 12, 2016.

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

Proved Reserves

The Company determined the fair value of its proved producing oil and gas properties based upon the discounted cash flows expected to be generated from the properties. The valuation used New York Mercantile Exchange (“NYMEX”) WTI pricing for oil and Henry Hub pricing for natural gas. The after tax cash flows were discounted at 10.2%. This discount factor was derived from a weighted average cost of capital computation which utilized a blended expected cost of debt and expected returns on equity for similar industry participants. The cash flows were not risked since the properties consisted only proved producing properties.

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

Consolidated Balance Sheet

The information and adjustments set forth in the following consolidated balance sheet reflect our recent financial progression, beginning with that of our pre-emergence (Predecessor Company) and concluding with our current entity position (Successor Company). The completion of transactions as provided in our Plan of Reorganization are presented as “Reorganization Adjustments” and the fair value adjustments which resulted from our application of Fresh Start Accounting are specified as being “Fresh Start Adjustments”. The explanatory notes emphasize methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions.

The following table reflects the reorganization and application of ASC 852 on our consolidated Balance Sheet as of October 12, 2016 (in thousands):

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Predecessor Company October 12, 2016	Reorganization Adjustments		Fresh Start Adjustments		Successor Company October 13, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,680	$—		$—		$3,680
Accounts receivable, trade and other, net of allowance	590	—		—		590
Accrued oil and gas revenue	4,207	—		—		4,207
Inventory	4,178	—		—		4,178
Prepaid expenses and other	1,161	—		—		1,161
Total current assets	13,816	—		—		13,816
Property and equipment
Unevaluated oil & gas properties (Full Cost Method)	—	—		41,570	(5)	41,570
Evaluated oil & gas properties (Full Cost Method)	—	—		40,104	(5)	40,104
Oil and gas properties (successful efforts method)	976,021	—		(976,021)	(5)	—
Furniture, fixtures and equipment	7,302	—		(6,318)	(5)	984
	983,323	—		(900,665)		82,658
Less: Accumulated depletion, depreciation and amortization	(919,121)			919,121	(5)	—
Net property and equipment	64,202	—		18,456		82,658

Other	325	—		—		325
	325	—		—		325
Total Assets	$78,343	$—		$18,456		$96,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	12,761	—		—		12,761
Accrued liabilities	10,368	—		—		10,368
Accrued abandonment costs	83	—		(83)	(6)	—
Current portion of debt	40,393	—		—		40,393
Total current liabilities	63,605	—		(83)		63,522

Long-term debt	—	—		—		—
Accrued abandonment cost	3,861	—		(965)	(6)	2,896
Liabilities subject to compromise	426,249	(426,249)	(1)	—		—
Total liabilities	493,715	(426,249)		(1,048)		66,418

Stockholders' equity:
Preferred stock, Series E	3	(3)	(2)	—		—
Preferred stock, Series D	4	(4)	(2)	—		—
Preferred stock, Series C	3	(3)	(2)	—		—
Preferred stock, Series B	1,483	(1,483)	(2)	—		—
Common stock (Predecessor)	15,995	(15,995)	(2)	—		—
Common stock (Successor)	—	68	(3)	—		68
Treasury Stock	(46)	46	(2)	—		—
Additional paid in capital (Predeccessor)	1,100,504	(1,100,504)	(2)	—		—
Additional paid in capital (Successor)		30,313	(3)	—		30,313
Retained earnings (Accumulated deficit)	(1,533,318)	1,513,814	(4)	19,504	(7)	—
Accumulated other comprehensive loss	—	—		—		—
Unamortized restricted stock awards	—	—		—		—
Total stockholders' equity (deficit)	(415,372)	426,249		19,504		30,381
Total Liabilities and Stockholders' Equity	$78,343	$—		$18,456		$96,799

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Liabilities subject to compromise were settled as follows in accordance with the Plan of Reorganization (in thousands):

8.0% Second Lien Senior Secured Notes due 2018	$100,000
8.875% Second Lien Senior Secured Notes due 2018	75,000
8.875% Senior Notes due 2019	116,828
3.25% Convertible Senior Notes due 2026	429
5.0% Convertible Senior Notes due 2029	6,692
5.0% Convertible Senior Notes due 2032	99,238
5.0% Convertible Exchange Senior Notes due 2032	6,305
Accrued interest	17,161
Accounts payable and accrued liabilities	4,596
Liabilities Subject to compromise at October 12, 2016	426,249
Fair value of equity in Successor Company	30,381
Gain on settlement of Liabilities subject to compromise	$395,868

2.	Reflects the cancellation of the Predecessor Company Preferred and Common Stock and associated Additional Paid in Capital.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Share-based Compensation Plans

Overview

The Company had one effective share-based compensation plan as of December 31, 2017    and 2016, which is the 2016 Long Term Incentive Plan, discussed further below. We emerged from bankruptcy on the Effective Date, at which time we also canceled our 2006 Long Term Incentive Plan, as amended in 2015. The 2006 Long Term Incentive Plan provided for grants to officers, employees and non-employee directors of compensation in the form of restricted stock and options. Upon cancellation of the 2006 Long Term Incentive Plan, no awarded options were outstanding, while 2.2 million non-vested restricted stock awards remained outstanding with a related $2.8 million in unamortized expense. All outstanding awards were canceled with the unamortized expense recorded to Gain on reorganization items, net on the Predecessor period Consolidated Statements of Operations.

We measure the cost of share-based compensation based on the fair value of the award as of the grant date, net of estimated forfeitures. Awards granted are valued at fair value and recognized on a straight-line basis over the service periods (or the vesting periods) of each award. We estimate forfeiture rates for all unvested awards based on our historical experience.

2016 Long Term Incentive Plan (Successor Company)

The Confirmation Order related to our Chapter 11 Reorganization Plan approved the 2016 Long Term Incentive Plan (the “LTIP”) formerly referred to as the Management Incentive Plan (the “MIP”) which provides for awards of restricted stock, options, performance awards, phantom shares and stock appreciation rights to directors, officers, employees, and consultants. The LTIP initially provided for the issuance of 1.0 million shares, which were all granted on October 12, 2016 as restricted stock units (“RSU's”) at a grant date fair value of $4.05 and vest over 3 years. In December 2016, our Board of Directors approved an additional 1.0 million shares under our LTIP. In December 2016, 0.9 million RSU's, with a grant date fair value of $12.00, were awarded which vest over a service period of up to 3 years, except for grants to Directors which vested in 12 months.

In May 2017, an additional 1.5 million shares under the LTIP were approved by our shareholders. During 2017, 0.5 million RSU's were granted which will vest over a service period of up to 3 years, except for grants to Directors which vest in 12 months. Additionally, 0.4 million performance stock units (“PSU's”) were granted in December 2017 which will cliff vest at the end of 3 years. The Company had 0.2 million shares under the LTIP approved and available for future issuance as of December 31, 2017, assuming that the PSU's awarded will vest at the maximum payout of 250%.

The LTIP is intended to promote the interests of the Company by providing a means by which employees, consultants and directors may acquire or increase their equity interest in the Company and may develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The 2016 Long Term Incentive Plan is also intended to enhance the ability of the Company and its Subsidiary to attract and retain the services of individuals who are essential for the growth and profitability of the Company.

The LTIP provides that the Compensation Committee shall have the authority to determine the participants to whom stock options, restricted stock, performance awards, phantom shares and stock appreciation rights may be granted.

Performance Share Awards

In December 2017, the Company granted 402,679 market-based performance share awards (the PSU's). The performance awards have a service period of 3 years and contain predetermined market conditions established by the Compensation Committee, and, if the market and service conditions are met, will cliff vest 3 years from the date of grant. The number of shares to be earned is subject to a market condition, which is based on the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR achieved by the Russell 2000 Energy Index at the end of the performance period as well as company stock price performance. The range of common stock shares which may be earned by an award recipient ranges from zero to 250% of the initial performance units granted. The grant date fair value of the PSU's was determined using a Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation model are described below:

•
Volatility factor - The volatility factor represents the extent to which the market price of the Company's common stock price is expected to fluctuate between the grant date and the end of the performance period.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Dividend yield - The dividend yield on the Company's common stock is assumed to be zero since the Company does not currently pay dividends and does not anticipate paying dividends in the future.

•	Risk-free interest rate - The risk-free interest rate is based upon the yield of US Treasuries with a three year term.

•	Expected term - The expected term represents the period of time that the PSU's will be outstanding, which is the grant date to the end of the performance period, or three years.

The grant date fair value of each PSU as determined by the Monte Carlo simulation model was $15.29, which was based on the following assumptions:

2017
Number of simulations	100,000
Grant date price	$9.82
Volatility factor	57%
Dividend yield	—
Risk-free interest rate	1.92%
Expected term (in years)	3

The fair value of the PSU's of $6.2 million will be amortized on a straight-line basis and recognized as share-based compensation expense, net of amounts capitalized, over the requisite service period of 3 years. All compensation cost related to the PSU's will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. As of December 31, 2017, unrecognized compensation costs related to the 402,679 unvested PSU's was $6.1 million and will be recognized as share-based compensation expense, net of amounts capitalized, over a weighted-average period of 2.96 years.

Share-based Compensation

The following tables summarizes the pre-tax components of our share-based compensation program under the 2016 Long Term Incentive Plan, recognized as a component of general and administrative expenses in the Consolidated Statements of Operations (in thousands), for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
2016 Long Term Incentive Plan	2017	2016
RSU expense - employees	$3,636	$187
PSU expense	84	—
RSU expense - directors	738	53
Total share-based compensation:	$4,458	$240

RSU's and PSU's awarded under the LTIP typically have a vesting period of one to three years. During the vesting period, ownership of RSU's and PSU's subject to the vesting period cannot be transferred and the shares are subject to forfeiture if employment ends before the end of the vesting period. Certain RSU's and PSU's provide for accelerated vesting. Restricted shares issued subsequent to October 12, 2016 are not considered to be currently issued and outstanding until the restrictions lapse and/or they vest.

Restricted stock activity and changes under the LTIP for the year ended December 31, 2017 and for the period from October 12, 2016 to December 31, 2016 are as follows:

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 Long Term Incentive Plan	Number of Units			Weighted Average Grant-Date Fair Value			Total Value (thousands)
	RSU	PSU	Total	RSU	PSU	Total	RSU	PSU	Total
Unvested at October 12, 2016	—	—	—	$—	$—	$—	$—	$—	$—
Granted	1,859,570	—	1,859,570	7.72	—	7.72	14,365	—	14,365
Vested	(726,904)	—	(726,904)	4.05	—	4.05	(2,944)	—	(2,944)
Forfeited	—	—	—	—	—	—	—	—	—
Unvested at December 31, 2016	1,132,666	—	1,132,666	$10.08	$—	$10.08	$11,421	$—	$11,421
Granted	476,054	402,679	878,733	9.93	15.29	12.38	4,726	6,157	10,882
Vested	(413,436)	—	(413,436)	10.28	—	10.28	(4,213)	—	(4,213)
Forfeited	(23,931)	—	(23,931)	12.00	—	12.00	(287)	—	(287)
Unvested at December 31, 2017	1,171,353	402,679	1,574,032	$9.91	$15.29	$11.29	$11,646	$6,157	$17,803

As of December 31, 2017 and 2016, total unrecognized compensation cost and weighted average years to recognition related to RSU's and PSU's under the LTIP are as follows:

2016 Long Term Incentive Plan	Unrecognized compensation costs			Weighted Average years to recognition
	(thousands)			(years)
	RSU	PSU	Total	RSU	PSU	Total
December 31, 2017	$11,248	$6,070	$17,318	2.23	2.96	2.47
December 31, 2016	11,181	—	11,181	2.77	—	2.77

2006 Long Term Incentive Plan (Predecessor Company)

Upon our emergence from bankruptcy on the Effective Date, the 2006 Long Term Incentive Plan was canceled.

The following tables summarizes the components of our share-based compensation programs recorded under the 2006 Long Term Incentive Plan, which was recognized as a component of general and administrative expenses in the Consolidated Statements of Operations (in thousands) for the period January 1, 2016 through the Effective Date:

2006 Long Term Incentive Plan	2016
Restricted stock expense	$3,307
Stock option expense	—
Director stock expense	—
Total share-based compensation:	$3,307

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—Asset Retirement Obligations

The table below is the reconciliation of the beginning and ending asset retirement obligation for the periods as noted (in thousands):

	Successor	Successor	Predecessor
	Year Ended December 31, 2017	October 13, 2016 to December 31, 2016	January 1, 2016 to October 12, 2016
Beginning balance	$2,933	$2,897	$3,728
Liabilities incurred	132	—	—
Revisions in estimated liabilities (1)	71	—	—
Liabilities settled	—	—	—
Accretion expense	231	36	216
Dispositions	—	—	—
Ending balance	$3,367	$2,933	$3,944
Current liability	$—	$—	$83
Long term liability	$3,367	$2,933	$3,861

(1) Estimated costs of plugging and abandoning increased giving rise to the revision in estimated liabilities.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Debt

Debt consisted of the following balances as of the dates indicated (in thousands):

	December 31, 2017			December 31, 2016
	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount (5)	Fair Value (1)
Exit Credit Facility (1)	$—	$—	$—	$16,651	$16,651	$16,651
2017 Senior Credit Facility (1)	16,723	16,723	16,723	—	—	—
Convertible Second Lien Notes (2)	47,015	39,002	62,026	41,170	30,554	29,036
Total debt	$63,738	$55,725	$78,749	$57,821	$47,205	$45,687

(1)	The carrying amount for the Exit Credit and 2017 Senior Credit Facility represents fair value as it was fully secured.

(2)
The debt discount is being amortized using the effective interest rate method based upon a maturity date of August 30, 2019. The principal includes $1.2 million of paid-in-kind (PIK) interest as of December 31, 2016 and $7.0 million as of December 31, 2017. The carrying value includes $10.6 million and $8.0 million of unamortized debt discount at December 31, 2016 and 2017, respectively. The fair value of the notes was obtained by using a Binomial Lattice Model within Level 3 of the fair value hierarchy for the value on December 31, 2016 and utilized the last known sale price for the value on December 31, 2017.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount, accretion and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates) for the periods as noted below:

	Successor		Successor		Predecessor
	Year Ended December 31, 2017		Period from October 12, 2016 through December 31, 2016		Period from January 1, 2016 through October 12, 2016
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
Senior Credit Facility	$—	—%	$—	—%	$3,342	*
Exit Credit Facility	947	7.1%	306	7.3%	—	—%
2017 Senior Credit Facility	244	7.2%	—	—%	—	—%
Convertible Second Lien Notes (1)	8,534	24.1%	1,518	24.7%	—	—%
Obligations Canceled on the Effective Date	—	—%	—	—%	8,010	*
Other	—	—%	—	—%	46	*
Total	$9,725		$1,824		$11,398
* - Not comparative as the Company was in bankruptcy during portions of the 2016 periods shown and did not pay interest on its debt while in bankruptcy.
(1) Interest expense for the year ended December 31, 2017 includes $2.6 million of debt discount amortization and $5.8 million of paid in-kind interest.

The Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under all of its outstanding debt instruments. The agreements governing the Company’s debt instruments provided that as a result of the Bankruptcy Petitions, the principal and interest due thereunder was immediately due and payable. However, any efforts to enforce such payment obligations under the Company’s debt instruments were automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments were subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On the Effective Date, upon the Company’s emergence from bankruptcy, the Second Lien Notes were exchanged for 98% of the common stock of the reorganized Company and the unsecured senior notes along with certain other unsecured claims were exchanged for 2% of the common stock of the reorganized company. The $40.4 million amount outstanding amounts under the Senior Credit Facility was paid down to $20.0 million with proceeds from the sale of the Convertible Second Lien Notes and cash on hand at closing.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Credit Facility

As of the Effective Date, we had $40.4 million outstanding under the Senior Credit Facility inclusive of the accrued default penalty. Following the reduction of the borrowing base to $20.0 million after the April 1, 2016 borrowing base redetermination, the Company had a borrowing base deficiency of $20.2 million. Pursuant to the terms of a cash collateral order entered in the bankruptcy proceeding on the Petition Date, interest was accrued and paid monthly based on a 2.25% margin which calculated to 5.75% per annum. Additionally, a post-default rate of 2.00% is accreted on the outstanding balance. Substantially all of our assets were pledged as collateral to secure the Senior Credit Facility. The Senior Credit Facility had a maturity date of February 24, 2017.

The commencement of the Chapter 11 Cases on the Petition Date constituted an event of default that accelerated the Company’s obligations under the Senior Credit Facility. On the Effective Date, in connection with the consummation of the Plan of Reorganization, the Senior Credit Facility was terminated.

Exit Credit Facility

On the Effective Date, upon consummation of the Plan of Reorganization, the Company entered into an Exit Credit Agreement (the “Exit Credit Agreement”) with the Subsidiary, as borrower (the “Borrower”), and Wells Fargo Bank, National Association, as administrative agent (“the Administrative Agent”), and certain other lenders party thereto. Pursuant to the Exit Credit Agreement, the lenders party thereto provided the Borrower with a $20.0 million senior secured term loan credit facility. Amounts outstanding under the Exit Credit Agreement were guaranteed by the Company and secured by a security interest in substantially all of the assets of the Company and the Borrower.

The maturity date of the Exit Credit Agreement was September 30, 2018, unless the Borrower notified the Administrative Agent that it intended to extend the maturity date to September 30, 2019, subject to certain conditions and the payment of a fee.

Until such maturity date, the Loans (as defined in the Exit Credit Agreement) under the Exit Credit Agreement beared interest at a rate per annum equal to (i) the alternative base rate plus an applicable margin of 4.50% or (ii) adjusted LIBOR plus an applicable margin of 5.50%. As of the payoff of the Exit Credit Facility on October 17, 2017, the interest rate on the Exit Credit Facility was 8.75%.

The Borrower could have elected, at its option, to prepay any borrowing outstanding under the Exit Credit Agreement without premium or penalty (except with respect to any break funding payments which may be payable pursuant to the terms of the Exit Credit Agreement).

On October 17, 2017, the Exit Credit Facility was paid off in full and replaced with a $250.0 million senior secured revolving facility (“2017 Senior Credit Facility”) with an initial borrowing base of $40.0 million with $16.7 million outstanding.

2017 Senior Credit Facility

On October 17, 2017, the Company entered into the Amended and Restated Senior Secured Revolving Credit Agreement with the Subsidiary, as borrower, JP Morgan Chase Bank, N.A. as administrative agent, and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “2017 Senior Credit Facility”). The 2017 Senior Credit Facility amends, restates and refinances the obligations under the Exit Credit Facility. The 2017 Senior Credit Facility matures (a) October 17, 2021 or (b) if the Convertible Second Lien Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by September 30, 2019, September 30, 2019. The maximum credit amount under the 2017 Senior Credit Facility is currently $250.0 million with an initial borrowing base of $40.0 million. The borrowing base is scheduled to be redetermined in March and September of each calendar year, commencing on or about March 1, 2018, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt.  Additionally, each of the Subsidiary and the administrative agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations.  The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the 2017 Senior

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility in an aggregate amount up to $10.0 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

All amounts outstanding under the 2017 Senior Credit Facility shall bear interest at a rate per annum equal to, at the Company's option, either (i) the alternative base rate plus an applicable margin ranging from 1.75% to 2.75%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin from 2.75% to 3.75%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2017 Senior Credit Facility are subject to a 0.50% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2017 Senior Credit Facility will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. As of December 31, 2017, the interest rate on the 2017 Senior Credit Facility was 6.50%.

The 2017 Senior Credit Facility also contains certain financial covenants, including (i) the maintenance of a ratio of Total Debt (as defined in the 2017 Senior Credit Facility) to EBITDAX not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter, (ii) the maintenance of a current ratio (based on the ratio of current assets to current liabilities) not to be less than 1.00 to 1.00 and (iii) until no Convertible Second Lien Notes remain outstanding, (A) the maintenance of a ratio of Total Proved PV10% attributable to the Company’s and Borrower’s Proved Reserves (as defined in the 2017 Senior Credit Facility) to Total Secured Debt (net of any Unrestricted Cash not to exceed $10.0 million) not to be less than 1.50 to 1.00, (B) limitations on cash general and administrative expenses through 2017 of $10.1 million and (C) minimum liquidity requirements.

The obligations under the 2017 Senior Credit Facility are secured by a first lien security interest in substantially all of the assets of the Company.

As of December 31, 2017, the Company had a borrowing base of $40.0 million with $16.7 million outstanding. The Company also had $0.6 million of unamortized debt issuance costs recorded as of December 31, 2017 related to the 2017 Senior Credit Facility.

As of December 31, 2017, we were in compliance with all covenants within the 2017 Senior Credit Facility.

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

The Convertible Second Lien Notes will mature on August 30, 2019, or such later date as set forth in the Convertible Second Lien Notes, but in no event later than March 30, 2020. The Convertible Second Lien Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in kind on the then outstanding principal amount of the Convertible Second Lien Notes by increasing the principal amount of the outstanding Convertible Second Lien Notes or by issuing additional Second Lien Notes (“PIK Interest Notes”). The PIK Interest Notes are not convertible. During such time as the Exit Credit Agreement (but not any refinancing or replacement thereof) is in effect, interest on the Convertible Second Lien Notes must be paid in-kind; provided however, that after the quarter ending March 31, 2018, if (i) there is no default, event of default or borrowing base deficiency that has occurred and is continuing, (ii) the ratio of total debt to EBITDAX as defined under the 2017 Senior Credit Facility is less than 1.75 to 1.0 and (iii) the unused borrowing base is at least 25%, then the Company can pay the interest on the Convertible Second Lien Notes in cash, at its election.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Indenture also contains certain financial covenants, including the maintenance of (i) a Total Proved Asset Coverage Ratio (as defined in the Exit Credit Agreement) not to be less than 1.35 to 1.00 for any test date on or before September 30, 2017 and 1.50 to 1.00 after September 31, 2017, to be determined as of January 1 and July 1 of each year; (ii) limitations on cash general and administrative expenses through 2017 of $10.1 million and (iii) minimum liquidity requirements.

Upon issuance of the Convertible Second Lien Notes in October 2016, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion as well as warrants on the debt instrument, we recorded a debt discount of $11.0 million, thereby reducing the $40.0 million carrying value upon issuance to $29.0 million and recorded an equity component of $11.0 million. The debt discount is amortized using the effective interest rate method based upon an original term through August 30, 2019. $8.0 million of debt discount remains to be amortized on the Convertible Second Lien Notes as of December 31, 2017.

As of December 31, 2017, we were in compliance with all covenants within the Indenture that governs the Second Lien Notes.

Obligations Canceled on the Effective Date

The following represents indebtedness for which, on the Effective Date, the obligations of the Company were canceled and have received or have the right to receive common stock of the reorganized company pursuant to the Plan of Reorganization:

•	8.0% Second Lien Senior Secured Notes due 2018 in the principal amount of $100.0 million

•	8.875% Second Lien Senior Secured Notes due 2018 in the principal amount of $75.0 million

•	8.875% Senior Notes due 2019 in the principal amount of $116.8 million

•	5.0% Convertible Senior Notes due 2029 in the principal amount of $6.7 million

•	5.0% Convertible Senior Notes due 2032 in the principal amount of $94.2 million

•	5.0% Convertible Senior Exchange Notes due 2032 in the principal amount of $6.3 million

•	3.25% Convertible Senior Notes Due 2026 in the principal amount of $0.4 million

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—Loss Per Common Share

Upon the our emergence from bankruptcy on the Effective Date, as discussed in Note 2, the Predecessor company outstanding common and preferred stock was canceled. New common stock and warrants were then issued.

Net income (loss) applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the periods as noted below. The following table sets forth information related to the computations of basic and diluted loss per share:

	Successor	Successor	Predecessor
	Year Ended December 31, 2017	Period from October 13, 2016 through December 31, 2016	Period from January 1, 2016 through October 12, 2016
	(Amounts in thousands, except per share data)
Basic and Diluted loss per share:
Net loss applicable to common stock	$(7,996)	$(4,307)	$358,707
Weighted-average shares of common stock outstanding	9,975	7,184	77,236
Basic income (loss) per share	$(0.80)	$(0.60)	$4.64

Diluted income (loss) per share
Net income (loss) applicable to common stock	$(7,996)	$(4,307)	$358,707
Dividends on convertible preferred stock	—	—	2,990
Interest, discount, accretion and amortization of loan cost on 5% 2029 senior convertible notes, net of tax	—	—	63
Interest, discount, accretion and amortization of loan cost on 5% 2032 senior convertible notes, net of tax	—	—	1,548
Interest, discount, accretion and amortization of loan cost on 5% 2032 Exchange Notes due 2032, net of tax	—	—	28
Interest, discount, accretion and amortization of loan cost on 3.25% senior convertible notes, net of tax	—	—	3
Diluted net income (loss)	$(7,996)	$(4,307)	$363,339
Weighted-average shares of common stock outstanding	9,975	7,184	77,236
Common shares issuable upon assumed conversion of convertible preferred stock or dividends paid.	—	—	14,966
Common shares issuable upon assumed conversion of the 2026 Notes, 2029 Notes, 2032 Notes and 2032 Exchange Notes or interest paid.	—	—	5,911
Common shares issuable on assumed conversion of restricted stock, stock warrants and employee stock options were not included in the computation of diluted loss per common share.	—	—	256
Weighted-average diluted shares outstanding	9,975	7,184	98,369
Diluted income (loss) per share (1) (2) (3) (4)	$(0.80)	$(0.60)	$3.69
(1) Common shares issuable upon conversion of the Convertible Second Lien Notes were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	1,875	1,875	—
(2) Common shares issuable upon conversion of the Convertible Second Lien Notes associated warrants and unsecured claim holders were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	2,459	3,789	—
(3) Common shares issuable on assumed conversion of restricted stock were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	243	24	—

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Income Taxes

The following table summarizes the tax expense (benefit) for the periods as noted below (in thousands):

	Successor	Successor	Predecessor
	Year Ended December 31, 2017	October 13, 2016 to December 31, 2016	January 1, 2016 to October 12, 2016
Current tax expense (benefit)
Federal	$(41)	$—	$—
State	—	—	—
Total current tax expense (benefit)	(41)	—	—
Deferred tax expense (benefit)
Federal	(937)	—	—
State	—	—	—
Total deferred tax expense (benefit)	(937)	—	—
Total tax expense (benefit)	$(978)	$—	$—

The following is a reconciliation of the U.S. statutory income tax rate at 35% to our loss before income taxes (in thousands):

	Successor	Successor	Predecessor
	Year Ended December 31, 2017	October 13, 2016 to December 31, 2016	January 1, 2016 to October 12, 2016
Income tax expense (benefit)
Tax at U.S. statutory income tax	$(3,141)	$(1,508)	$129,481
Book restructuring gain	—	—	(146,770)
Remeasurement due to Tax Cuts and Jobs Act	41,175	—	—
Valuation allowance for remeasurement and changes relating to the Tax Cuts and Jobs Act	(42,112)	—	—
Other valuation allowance	5,474	1,055	(5,003)
State income taxes-net of federal benefit	(861)	(111)	16,985
Nondeductible expenses and other	(1,513)	564	5,307
Total income tax expense (benefit)	$(978)	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands) for the years ended December 31, 2017 and 2016:

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2017	2016
Non-current deferred tax assets:
Operating loss carry-forwards	$27,136	$3,033
State Tax NOL and Credits	8,060	1,320
Statutory depletion carry-forward	4,221	7,035
AMT tax credit carry-forward	1,008	1,052
Compensation	1,170	244
Contingent liabilities and other	298	508
Derivative financial instruments	—	—
Debt discount	173	—
Property and equipment	45,809	112,274
Total gross noncurrent deferred tax assets	87,875	125,466
Less valuation allowance	(86,711)	(125,164)
Net noncurrent deferred tax assets	1,164	302
Noncurrent deferred tax liabilities:
Bond discount	—	(302)
Derivatives	(227)	—
Total non-current deferred tax liabilities	(227)	(302)
Net non-current deferred tax asset	$937	$—

On December 22, 2017, the United States enacted tax reform legislation known as the H.R.1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during 2017. Our financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018, as well as other changes. Due to the Company’s valuation allowance position and as a result of changes to tax laws and rates under the Act, the Company recorded a net $1.0 million tax benefit due primarily to the remeasurement of deferred tax assets and liabilities from 35% to 21% and the removal of the valuation allowance on the estimated refundable Alternative Minimum Tax (“AMT”) credits. The valuation allowance decreased by $42.1 million in 2017 due to the changes to tax laws and rates under the Act and increased by $5.5 million for normal operations.

The Company follows the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date. We have calculated the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing. We will continue to gather and evaluate the income tax impact of the Act. The ultimate impact of the Act on our reported results in 2018 and beyond may differ, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the Act.

We have recorded a valuation allowance of $86.7 million at December 31, 2017, which resulted in a net non-current deferred tax asset of $0.9 million appearing on our statement of financial position. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our recent history of net operating losses in 2017 and prior years) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The tax benefit recorded for 2017 is due to AMT credits that are expected to be recognized by the Company, which have been reduced for the anticipated sequestration. AMT credits were partially monetized in 2016. The remaining $0.9 million of AMT credits, which is less anticipated sequestration, are expected to be fully refundable in tax years 2018 - 2021 regardless of the Company's regular tax liability as a result of the repeal of the Corporate AMT under the Tax Cuts and Jobs Act. The Company no longer has a valuation recorded against our estimate of refundable AMT credits.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, we have federal net operating loss carry-forwards of approximately $759.9 million which have been reduced for the realized cancellation of indebtedness income (“CODI”) of $353.7 million resulting from the Chapter 11 Cases. These carryforwards are subject to IRC Section 382 and it is estimated $129.2 million will be available to offset future U.S taxable income.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from the Chapter 11 Cases was considered a change in ownership for purposes of IRC Section 382. The limitation under the tax code is based on the value of the Company as of the Effective Date. This ownership change resulted in limitation which will eliminate an estimated $630.7 million of federal net operating losses previously available to offset future U.S. taxable income. The Company also has net operating losses in Louisiana and Mississippi which will be subject to limitation due to the ownership change. The Company estimates state net operating losses (“NOLs”) available for use of $63.3 million in Louisiana and $83.5 million in Mississippi after the reduction for unusable NOLs due to the ownership change.

We did not have any unrecognized tax benefits as of December 31, 2017. The amount of unrecognized tax benefits may change in the next twelve months; however we do not expect the change to have a significant impact on our results of operations or our financial position. We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions. With limited exceptions, we are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—Stockholders’ Equity

At December 31, 2017 there were 10,770,962 shares of our Company common stock outstanding and 75,000,000 shares authorized at $0.01 par value per share.

On the Effective Date, in connection with our emergence from bankruptcy and according to the Plan of Reorganization, all existing shares of the Predecessor Company's common stock were canceled and the holders did not receive a distribution or retain any property in the reorganized company.

The Successor Company then issued a) 5,757,500 shares of the Company's new common stock par value $0.01, pro rata, to the Predecessor Company's former second lien note holders; b) 1,000,002 shares, awarded under the 2016 Long Term Incentive Plan, of which 455,163 were vested immediately, 271,741 were vested immediately but restricted, and 273,098 which vest over three years (91,028 of which vested in 2017); and c) 117,500 shares of common stock, pro rata, to the Predecessor Company's former unsecured note holders and former holders of general unsecured claims; of which 78,597 shares has been issued as of December 31, 2017. In addition to the 6,875,002 shares of common stock issued on the Effective Date discussed above, 1,000,000 warrants were issued pro rata, to the Predecessor Company's former unsecured note holders and holders of general unsecured claims of which 668,926 are outstanding.

On the Effective Date, the Successor Company issued 2,499,999 warrants pro rata to the purchasers of the Convertible Second Lien Notes. We valued the warrants and convert feature in the notes separately using a Binomial Lattice Model. The warrants and the conversion feature were valued at $10.2 million and $0.8 million respectively. We recorded the combined $11.0 million value of the warrants and conversion feature in additional paid-in capital and reduced the carry amount of the notes as debt discount. The debt discount is being amortized through August 30, 2019, the maturity date of the notes.

During the year ended December 31, 2017, certain holders of the 10 years costless warrants associated with the Convertible Second Lien Notes, discussed in the paragraph above, exercised 1,429,687 warrants for the issuance of an equal amount of our one cent par value common stock. The Company received cash for the one cent par value for issuance of 679,687 common shares and the remaining common shares were issued cashless, which resulted in 564 shares repurchased by the Company and held in treasury stock. The 564 shares held in Treasury stock were retired before December 31, 2017. As of December 31, 2017, 1,070,312 of such warrants remained un-exercised.

Private Placement of Common Stock

On December 19, 2016, we sold 2,272,727 shares of our common stock at $11.00 per share in a private placement. The shares were sold to selected institutional and accredited investors. We used the net proceeds of $23.8 million from the offering to fund our 2017 Haynesville Shale Trend development drilling program and for general corporate purposes, including working capital.

Predecessor Company

5.375% Series B Cumulative Convertible Preferred Stock

As of the Effective Date there were $2.0 million of Series B Preferred Stock dividends in arrears. On the Effective Date, the obligations of the Company with respect to the 1,483,441 shares of outstanding 5.375% Series B Cumulative Convertible Preferred Stock were canceled and the holders did not receive a distribution or retain any property in the reorganized company pursuant to the Plan of Reorganization.

10% Series C Cumulative Preferred Stock

As of the Effective Date there were $3.9 million of Series C Preferred Stock dividends in arrears. On the Effective Date, the obligations of the Company with respect to the 3,060 shares of outstanding 10% Series C Cumulative Preferred Stock were canceled and the holders did not receive a distribution or retain any property in the reorganized company pursuant to the Plan of Reorganization.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.75% Series D Cumulative Preferred Stock

As of the Effective Date there were $4.6 million of Series D Preferred Stock dividends in arrears. On the Effective Date, the obligations of the Company with respect to the 3,621 shares of outstanding 9.75% Series D Cumulative Preferred Stock were canceled and the holders did not receive a distribution or retain any property in the reorganized company pursuant to the Plan of Reorganization.

10% Series E Cumulative Convertible Preferred Stock

On the Effective Date, the obligations of the Company with respect to the 2,521 outstanding shares of 10% Series E Cumulative Convertible Preferred Stock were canceled and the holders did not receive a distribution or retain any property in the reorganized company pursuant to the Plan of Reorganization.

Preferred Stock Dividends

We reported dividend gains from preferred stock exchange transactions of $4.1 million on our Consolidated Statements of Stockholders' Equity (Deficit) for the period January 1, 2016 to the Effective Date, while we reported preferred stock, net of $11.2 million on our Consolidated Statement of Operations for the same period. The difference represents the $15.3 million of preferred stock dividends in arrears.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Derivative Activities
We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All derivative gains and losses during 2017 and 2016 are from our oil and natural gas derivative contracts and have been recognized in “Other income (expense)” on our Consolidated Statements of Operations.
The embedded derivative associated with the 8.0% Second Lien Notes was extinguished upon cancellation of the Notes upon our bankruptcy emergence on the Effective Date. For additional information see Note 5, “Debt” of these Consolidated Financial Statements.
The following table summarizes the gains and losses we recognized on our oil and natural gas derivatives for the periods as noted below:

	Successor	Successor	Predecessor
Oil and Natural Gas Derivatives (in thousands)	Year Ended December 31, 2017	October 13, 2016 to December 31, 2016	January 1, 2016 to October 12, 2016
Gain on commodity derivatives not designated as hedges, settled	$471	$—	$—
Gain on commodity derivatives not designated as hedges, not settled	1,081	—	30
Total gain on commodity derivatives not designated as hedges	$1,552	$—	$30

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivative contracts are approved by the Hedging Committee of our Board of Directors, and reviewed periodically by the Board of Directors.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering into derivative contracts. We would have been at risk of losing $1.3 million had BP Energy Company been unable to fulfill their obligations as of December 31, 2017.

As of December 31, 2017, the open positions on our outstanding commodity derivative contracts, all of which were with JPMorgan Chase Bank, N.A. and BP Energy Company, were as follows:

Contract Type	Daily Volume	Total Volume	Fixed Price	December 31, 2017
Crude Oil swaps (Bbls)
2019	312	114,025	$51.80	$(517)
2018	375	136,800	$51.80	(1,002)
Total Oil				(1,519)
Natural gas swaps and calls (MMBtu)
2019	14,034	5,122,500	$3.03	566
2018	30,641	11,184,000	$2.985-$3.033	2,034
Total Natural Gas				2,600
Total Oil and Natural Gas				$1,081

At December 31, 2016, we did not have any outstanding commodity derivative contracts.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of December 31, 2017 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1 “Description of Business and Summary of Significant Accounting Policies” for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

	December 31, 2017 Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Current Assets Commodity Derivatives	$—	$2,034	$—	$2,034
Non-current Assets Commodity Derivatives	—	566	—	566
Current Liabilities Commodity Derivatives	—	(1,002)	—	(1,002)
Non-current Liabilities Commodity Derivatives	—	(517)	—	(517)
Total	$—	$1,081	$—	$1,081

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance
Sheets for the periods ending December 31, 2017:

	December 31, 2017
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented
Current Assets Commodity Derivatives	$2,035	$(1)	$2,034
Non-current Assets Commodity Derivatives	633	(67)	566
Current Liabilities Commodity Derivatives	(1,002)	—	(1,002)
Non-current Liabilities Commodity Derivatives	(585)	68	(517)
Total	$1,081	$—	$1,081

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—Commitments and Contingencies

We are party to various lawsuits from time to time arising in the normal course of business, including, but not limited to, royalty, contract, personal injury, and environmental claims. We have established reserves as appropriate for all such proceedings and intend to vigorously defend these actions. Management believes, based on currently available information, that adverse results or judgments from such actions, if any, will not be material to our consolidated financial position results of operations, cash flows or liquidity.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2017 (in thousands):

	Payment due by Period
	Note	Total	2018	2019	2020	2021	2022 and After
Debt	5	$75,387	$—	$58,664	$—	$16,723	$—
Office space leases		5,103	1,510	1,540	1,540	513	—
Operations contracts		871	836	20	15	—	—
Total contractual obligations (1)		$81,361	$2,346	$60,224	$1,555	$17,236	$—

(1)
This table does not include the estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $3.4 million as of December 31, 2017. We record a separate liability for the asset retirement obligations. See Note 4.

Operating Leases—We have commitments under an operating lease agreements for office space and office equipment leases. Total rent expense for the years ended December 31, 2017, and 2016 was approximately $1.7 million and $1.5 million, respectively.

Defined Contribution Plan – We have a defined contribution plan (“DCP”) which matches a portion of employees’ contributions. Participation in the DCP is voluntary and all regular employees of the Company are eligible to participate. We charged to expense plan contributions of zero, zero and $0.1 million in 2017, the successor period of 2016 and the predecessor period of 2016, respectively. We suspended the Company's portion of the match in April 2016.

NOTE 11—Dispositions and Acquisitions

During 2017, we closed on various sales of undeveloped non-core mineral interest which resulted in $0.6 million in cash receipts that were recorded as a reduction of the Full Cost Pool.

On December 13, 2016 we closed the sale of our shallow rights and the associated oil and gas reserves in our Longwood properties located in Caddo Parish in Louisiana for $1.0 million. We received net proceeds of $0.8 million after closing adjustments based on an effective date of November 1, 2016. We recorded the cash receipts as a reduction of our Full Cost Pool.

NOTE 12—Subsequent Events

During 2018, certain holders of the 10 years costless warrants associated with the Convertible Second Lien Notes exercised 589,375 warrants for the issuance of an equal amount of our one cent par value common stock. The Company received cash for the one cent par value for issuance of 42,500 common shares and the remaining common shares were issued cashless.

On February 28, 2018, the Company closed, in two separate transactions, the sale of working interests in certain oil and gas leases, wells, units and facilities (the “Disposition”) and certain net leasehold interests in a portion of its undeveloped acreage in the Angelina River Trend in Angelina and Nacogdoches Counties, Texas to BP America Production Company for total consideration of approximately $23.0 million, with an effective date of January 1, 2018. The Disposition is subject to customary post-closing adjustments.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION
(Unaudited)

Oil and Natural Gas Producing Activities (Unaudited)

Overview

All of our reserve information related to crude oil, condensate and natural gas was compiled based on estimates prepared and reviewed by our engineers. The technical persons primarily responsible for overseeing the preparation of the reserves estimates meet the requirements regarding qualifications. Our principal engineer has over 30 years of experience in the oil and natural gas industry, including over 25 years as a reserve evaluator, trainer or manager. Further professional qualifications of our principal engineer include a degree in petroleum engineering, extensive internal and external reserve training, and experience in asset evaluation and management. In addition, the principal engineer is an active participant in professional industry groups and has been a member of the Society of Petroleum Engineers for over 30 years. The reserves estimation is part of our internal controls process subject to management’s annual review and approval. These reserves estimates are prepared by Netherland, Sewell & Associates, Inc. (“NSAI”) and Ryder Scott Company (“RSC”), our independent reserve engineer consulting firms, as of December 31, 2017 and 2016. All of our proved reserves estimates shown herein at December 31, 2016 have been independently prepared by NSAI and RSC, respectively. NSAI prepared the estimates on all our proved reserves as of December 31, 2017 on our properties other than in the TMS. RSC prepared the estimate of proved reserves as of December 31, 2017 for our TMS properties. Copies of the summary reserve reports of NSAI and RSC for 2017 are filed as exhibits 99.1 and 99.2, respectively to this Annual Report on Form 10-K. All of the subject reserves are located in the continental United States, primarily in Texas, Louisiana and Mississippi.

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

Prices we used to value our reserves are based on the twelve-month un-weighted arithmetic average of the first-day-of-the-month price for the period January through December 2017. For oil volumes, the average price of $51.34 per barrel is adjusted by lease for quality, transportation fees, and regional price differentials. For natural gas volumes, the average price of $2.98 per MMBtu is adjusted by lease for energy content, transportation fees, and regional price differentials.

Capitalized Costs

The table below reflects our capitalized costs related to our oil and natural gas producing activities at December 31, 2017 and 2016 (in thousands):

	Full Cost Accounting Method	Full Cost Accounting Method	Successful Efforts Accounting Method
	Successor	Successor	Predecessor
	Year Ended December 31, 2017	October 13, 2016 through December 31, 2016	January 1, 2016 to October 12, 2016
Proved properties	$120,333	$61,040	$868,703
Unproved properties	5,984	24,102	107,318
	126,317	85,142	976,021
Less: accumulated depreciation, depletion and amortization	(15,632)	(3,954)	(912,252)
Net oil and natural gas properties	$110,685	$81,188	$63,769

We did not have any capitalized exploratory well costs that were pending the determination of proved reserves as of December 31, 2017 and 2016, respectively.

Costs Incurred

Costs incurred in oil and natural gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows (in thousands):

	Full Cost Accounting Method	Full Cost Accounting Method	Successful Efforts Accounting Method
	Successor	Successor	Predecessor
	Year Ended December 31, 2017	October 13, 2016 through December 31, 2016	January 1, 2016 to October 12, 2016
Property Acquisition
Unproved	$527	$33	$450
Proved	—	—	—
Exploration	—	—	498
Development (1)	$41,148	$4,284	$1,560
Total (2)	$41,675	$4,317	$2,508

(1)	Includes asset retirement costs of $0.2 million in 2017 and zero in 2016.

(2)
Substantially all the costs incurred in the Successor periods related to the Haynesville Shale Trend and the majority of the cost incurred in the 2016 Predecessor period related the Tuscaloosa Marine Shale Trend.

The following table sets forth our net proved oil and natural gas reserves at December 31, 2017, 2016 and 2015 and the changes in net proved oil and natural gas reserves during such years, as well as proved developed and proved undeveloped reserves at the beginning and end of each year:

	Natural Gas (Mmcf)			Oil, Condensate and NGLs (MBbls)
	2017	2016	2015	2017	2016	2015
Net proved reserves at beginning of period	286,038	31,851	104,832	2,815	3,834	28,143
Revisions of previous estimates (1)	106,639	(4,426)	(62,437)	(381)	(543)	(15,737)
Extensions, discoveries and improved recovery (2)	32,871	264,166	6,196	—	—	1,207
Purchases of minerals in place	—	—	—	—	—	—
Sales of minerals in place	—	2	(8,073)	—	—	(8,551)
Production	(10,324)	(5,555)	(8,667)	(304)	(476)	(1,228)
Net proved reserves at end of period	415,224	286,038	31,851	2,130	2,815	3,834
Net proved developed reserves:
Beginning of period	21,872	31,851	60,708	2,815	3,834	10,719
End of period	52,861	21,872	31,851	2,130	2,815	3,834
Net proved undeveloped reserves:
Beginning of period	264,166	—	44,124	—	—	17,424
End of period	362,363	264,166	—	—	—	—

	Natural Gas Equivalents (Mmcfe)
	2017	2016	2015
Net proved reserves at beginning of period	302,927	54,852	273,690
Revisions of previous estimates (1)	104,354	(7,683)	(156,858)
Extensions, discoveries and improved recovery (2)	32,871	264,166	13,440
Purchases of minerals in place	—	—	—
Sales of minerals in place (3)	—	2	(59,382)
Production	(12,150)	(8,410)	(16,038)
Net proved reserves at end of period	428,002	302,927	54,852
Net proved developed reserves:
Beginning of period	44,432	54,852	125,022
End of period	65,639	44,432	54,852
Net proved undeveloped reserves:
Beginning of period	258,495	—	148,668
End of period	362,363	258,495	—

(1)
Revision of previous estimates in 2017 were positive due to the application of both experience and ever improving technology in drilling and completing Haynesville Shale natural gas wells. Well production performance has improved by drilling longer laterals, increasing both the number of frac stages and the amount of sand used in each frac stage. Revisions of previous estimates in 2016 were negative, primarily due to increases in our operating expenditures and other tax rates. Revisions of previous estimates in 2015 were negative, primarily due to the transfer of undeveloped volumes out of the proved category.

(2)
Extensions and discoveries were positive on an overall basis in all three periods presented, primarily related to our drilling activity on in the TMS in 2015. In 2016 we recognized a 264.2 Mmcfe gain reflecting our successful drilling results on our Haynesville Shale Trend Properties which continued into 2017.

(3)	In 2015, we sold approximately 59.4 MMBoe attributed to the sale of producing properties in the Eagle Ford Shale Trend located in south Texas.

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves as of year-end is shown below (in thousands):

	2017	2016	2015
Future revenues	$1,260,490	$595,745	$245,411
Future lease operating expenses and production taxes	(430,048)	(213,030)	(130,455)
Future development costs (1)	(329,938)	(222,892)	(20,146)
Future income tax expense	(17,113)	(456)	—
Future net cash flows	483,391	159,367	94,810
10% annual discount for estimated timing of cash flows	(223,081)	(102,445)	(24,915)
Standardized measure of discounted future net cash flows	$260,310	$56,922	$69,895
Index price used to calculate reserves (2)
Natural gas (per Mcf)	$2.98	$2.48	$2.58
Oil (per Bbl)	$51.34	$42.75	$50.28

(1)	Includes cumulative asset retirement obligations of $7.2 million and $10.3 million in 2017 and 2016, respectively.

(2)	These index prices, used to estimate our reserves at these dates, are before deducting or adding applicable transportation and quality differentials on a well-by-well basis.

The estimated future net cash flows are discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discount.
Changes in the Standardized Measure

The following are the principal sources of change in the standardized measure of discounted net cash flows for the years shown (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$56,922	$69,895	$644,736
Net changes in prices and production costs related to future production	113,319	(20,442)	(535,696)
Sales and transfers of oil and natural gas produced, net of production costs	(32,012)	(15,826)	(58,917)
Net change due to revisions in quantity estimates	107,499	(8,630)	(132,832)
Net change due to extensions, discoveries and improved recovery	8,970	25,638	24,895
Net change due to purchases and sales of minerals in place	—	648	(158,391)
Changes in future development costs	(59,560)	2,102	324,624
Previously estimated development cost incurred in period	8,114	—	—
Net change in income taxes	(3,686)	(164)	5,848
Accretion of discount	5,709	6,990	65,058
Change in production rates (timing) and other	55,035	(3,289)	(109,430)
Net increase (decrease) in standardized measures	203,388	(12,973)	(574,841)
Balance, end of year	$260,310	$56,922	$69,895

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 16, 2017, Hein & Associates LLP (“Hein”), our independent registered public accounting firm combined with Moss Adams LLP (“Moss Adams”). As a result of this transaction, on November 16, 2017, Hein resigned as our independent registered public accounting firm. Concurrent with such resignation, our audit committee approved the engagement of Moss Adams as our new independent registered public accounting firm for the Company.

The audit report of Hein on the Company’s financial statements for the periods from October 13, 2016 through December 31, 2016 (Successor) and January 1, 2016 through October 12, 2016 (Predecessor) did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the most recent fiscal year ended December 31, 2016 and through the subsequent interim period preceding Hein’s resignation, there were no disagreements between the Company and Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hein would have caused them to make reference thereto in their report on the Company’s financial statements for such years.

During the most recent fiscal year ended December 31, 2016 and through the subsequent interim period preceding Hein’s resignation, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years and through the subsequent interim period preceding Moss Adam’s engagement, we did not consult with Moss Adams on either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and Moss Adams did not provide us with either a written report or oral advise that Moss Adams concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

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

As required by SEC rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of December 31, 2017, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

Item 9B.	Other Information

 None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions as of March 2, 2018, are as follows:

Name	Age	Position
Walter G. “Gil” Goodrich	59	Chairman of the Board of Directors, Chief Executive Officer and Director
Robert C. Turnham, Jr.	60	President, Chief Operating Officer and Director
Mark E. Ferchau	63	Executive Vice President
Michael J. Killelea	55	Executive Vice President, General Counsel and Corporate Secretary
Robert T. Barker	67	Senior Vice President, Controller and Chief Financial Officer
Ronald F. Coleman	63	Director
Steven J. Pully	58	Director
K. Adam Leight	61	Director
Timothy D. Leuliette	68	Director
Thomas M. Souers	64	Director

Robert T. Barker joined the Company in 2007 as Manager, Financial Reporting and has held various positions within the Accounting Department with increasing responsibility, most recently Senior Vice President, Controller and Principal Accounting Officer. He was named Interim Chief Financial Officer in April 2016, and was named CFO in January 2017. Mr. Barker has over 35 years of experience in the energy industry. Prior to joining the Company, Mr. Barker was Controller for Cygnus Oil and Gas Corporation.

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

Michael J. Killelea joined the Company as Senior Vice President, General Counsel and Corporate Secretary in 2009. He was named Executive Vice President in December 2016. Mr. Killelea has almost 30 years of experience in the energy industry. In 2008, he served as interim-Vice President, General Counsel and Corporate Secretary for Maxus Energy Corporation. Prior to that time, Mr. Killelea was Senior Vice President, General Counsel and Corporate Secretary of Pogo Producing Company from 2000 through 2007. Mr. Killelea held various positions within the law department at CMS Energy Corporation from 1988 to 2000, including Chief Counsel at CMS Oil & Gas Company from 1995 to 2000.

K. Adam Leight has spent over 37 years building and managing investment research departments, covering the energy industry for major financial institutions, and advising energy company managements. Mr. Leight is the managing member of Ansonia Advisors LLC, which provides independent research, capital markets, and corporate advisory services to various institutions and to the energy industry, and is a senior advisor to Al Petrie Advisors, which provides investor relations, and strategic and capital markets advice to energy companies. Prior to that, Mr. Leight served as a managing director and Head of US Credit Research at RBC Capital Markets from 2008 to 2016, managing director at Credit Suisse from 2000 to 2007 and managing director and Co-Head of Global Leveraged Finance Research at Donaldson, Lufkin & Jenrette from 1994 to 2000. Before that, Mr. Leight was managing director at Cowen & Company, vice president at Drexel Burnham Lambert, and an analyst at Sutro & Co. Mr. Leight serves on the board of Warren Resources, a private oil & gas company, and has also served on the advisory boards of Falcon Capital Management, University of Wisconsin ASAP, and on the boards of trustees of several non-profit institutions. Mr. Leight is a Chartered Financial Analyst and holds an A.B. in economics from Washington University and an M.S. in investment finance from the University of Wisconsin. He was appointed to the Company’s Board of Directors in 2016.

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

Steven J. Pully provides consulting and investment banking services for companies and investors focused on the oil and gas sector.  From 2008 until 2014, Mr. Pully served as General Counsel and a Partner of the investment firm Carlson Capital, L.P.  Mr. Pully was also previously a Senior Managing Director at Bear Stearns and a Managing Director at Bank of America Securities focused on energy investment banking. Mr. Pully is on three other public company boards, Bellatrix Exploration, Titan Energy and VAALCO Energy and has also served on numerous other boards of public and private companies in the oil and gas and other industries, including as a director of EPL Oil & Gas and Energy XXI within the past five years.  Mr. Pully is a Chartered Financial Analyst, a Certified Public Accountant in the State of Texas and a member of the State Bar of Texas.  Mr. Pully earned his undergraduate degree in Accounting from Georgetown University and is also a graduate of The University of Texas School of Law.  He was appointed to the Company’s Board in March, 2017.  Mr. Pully brings his many years of experience as a successful businessman as well as his experience serving on the board of numerous oil and gas companies, including other publicly traded companies. For these reasons, Mr. Pully has been an invaluable member of our Board.

Thomas M. Souers served as petroleum engineering consultant at Netherland, Sewell & Associates, Inc. (NSAI) from 1991 until his retirement in 2016. During that time, Mr. Souers worked on a range of oil and gas reserves estimations, property evaluations for sales and acquisitions, analysis of secondary recovery projects, field studies, deliverability studies, prospect evaluations, and economic evaluations utilizing deterministic methodology for projects in North America, Europe, Africa, South America, and Asia. His areas of expertise are Gulf of Mexico and horizontal drilling in various US basins. Mr. Souers has also served as expert witness on a n umber of civil cases. Mr. Souers also served as a consulting COO of a private oil and gas company during his employment at NSAI. Prior to that time, Mr. Souers served as an operations engineer with GLG Energy LP, senior staff engineer with Wacker Oil Inc., area manager with Transco Exploration Company, and supervising engineer with Exxon Company, U.S.A. Mr. Souers holds a B.S. in civil engineering from North Carolina State University and an M.S. in civil engineering from the University of Florida. He was appointed to the Company’s Board of Directors in 2016.

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
Additional information required under this “Item 10—Directors, Executive Officers and Corporate Governance,” will be provided in our Proxy Statement for the 2018 Annual Meeting of Stockholders. The information required by this Item is incorporated by reference to the information provided in our definitive proxy statement for the 2018 annual meeting of stockholders to be filed within 120 days from December 31, 2017. Additional information regarding our corporate governance guidelines as well as the complete text of our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and our Nominating and Corporate Governance Committee may be found on our website at www.goodrichpetroleum.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information provided under the caption “Executive Compensation” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information provided under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2017.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the information provided under the caption “Transactions with Related Persons” and “Corporate Governance-Our Board-Board Size; Director Independence” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2017.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information provided under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2017.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statements and Financial Statement Schedules
See “Index to Consolidated Financial Statements” on page 56.
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

10.2
First Amendment and Consent to Exit Credit Agreement dated as of December 22, 2016 among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 9, 2017).

10.3
Second Amendment to Exit Credit Agreement dated as of March 31, 2017 among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 9, 2017).

10.4
Credit Agreement, dated as of October 17, 2017, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on October 19, 2017).

10.5	Restructuring Support Agreement and term sheet, dated March 28, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-12719) filed on April 1, 2016).

10.6
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

10.11
Registration Rights Agreement, dated as of October 12, 2016, by and among Goodrich Petroleum Corporation and the Holders party thereto (Incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (File No. 001-12719) filed on October 14, 2016).

10.12
Common Stock Subscription Agreement, dated as of December 19, 2016, by and among the Company and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-12719) filed on December 22, 2016).

10.13
Registration Rights Agreement, dated as of December 22, 2016, by and among the Company and the Purchasers named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-12719) filed on December 22, 2016).

10.14†
Goodrich Petroleum Corporation Management Incentive Plan. (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-214080) filed on October 12, 2016).

10.15†
First Amendment to the Goodrich Petroleum Corporation Management Incentive Plan effective December 8, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 4, 2017).

10.16†
Second Amendment to the Goodrich Petroleum Corporation Management Incentive Plan effective May 23, 2017 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 4, 2017).

10.17†
Form of Grant of Restricted Stock. (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-214080) filed on October 12, 2016) (attached as Exhibit A to the 2016 Long Term Incentive Plan).

10.18†
Form of Grant of Restricted Stock (Secondary Exit Award; UCC Warrant Exercise). (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 (File No. 333-214080) filed on October 12, 2016).

10.19†
Form of Grant of Restricted Stock (Secondary Exit Award; 2L Note Conversion). (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 (File No. 333-214080) filed on October 12, 2016).

10.20†
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

10.22†
Amended and Restated Severance Agreement between the Company and Robert C. Turnham, Jr. dated November 5, 2007 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.23†
First Amendment to the Amended and Restated Severance Agreement dated October 11, 2016 between Goodrich Petroleum Corporation and Robert C. Turnham, Jr. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 9, 2016).

10.24†
Amended and Restated Severance Agreement between the Company and Mark E. Ferchau dated November 5, 2007 (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 8, 2007).

10.25†
First Amendment to the Amended and Restated Severance Agreement dated October 11, 2016 between Goodrich Petroleum Corporation and Mark E. Ferchau. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on November 9, 2016).

12.1*	Ratio of Earnings to Fixed Charges.
12.2*	Ratio of Earnings to Fixed Charges and Preference Securities Dividends.
21	Subsidiary of the Registrant:
Goodrich Petroleum Company L.L.C. - Organized in the State of Louisiana.
23.1*	Consent of Moss Adams LLP-Independent Registered Public Accounting Firm.
23.2*	Consent of Hein & Associates LLP-Independent Registered Public Accounting Firm.
23.3*	Consent of Netherland, Sewell & Associates, Inc.
23.4*	Consent of Ryder Scott Company.
31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.
99.2*	Report of Ryder Scott Company, Independent Petroleum Engineers and Geologists.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2018.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 2, 2018.

Signature	Title
/s/ WALTER G. GOODRICH	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Walter G. Goodrich
/S/ ROBERT C. TURNHAM, JR.	President, Chief Operating Officer and Director
Robert C. Turnham, Jr.
/S/ ROBERT T. BARKER	Senior Vice President, Controller, Chief Accounting Officer and Chief Financial Officer
Robert T. Barker
/S/ RONALD COLEMAN	Director
Ronald Coleman
/S/ ADAM LEIGHT	Director
Adam Leight
/S/ TIM LEULIETTE	Director
Tim Leuliette
/S/ STEVEN J. PULLY	Director
Steven J. Pully
/S/ TOM SOUERS	Director
Tom Souers