Form 10-Q
period 2018-03-31
GOODRICH PETROLEUM CORP
filed 2018-05-15
CIK 943861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
The Registrant had 11,562,127 shares of common stock outstanding on May 14, 2018.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,731	$25,992
Accounts receivable, trade and other, net of allowance	2,536	1,371
Accrued oil and natural gas revenue	5,786	4,958
Fair value of oil and natural gas derivatives	1,319	2,034
Inventory	2,317	2,521
Prepaid expenses and other	1,687	1,614
Total current assets	23,376	38,490
PROPERTY AND EQUIPMENT:
Unevaluated properties	6,185	5,984
Oil and natural gas properties (full cost method)	117,692	120,333
Furniture, fixtures and equipment	1,189	1,039
	125,066	127,356
Less: Accumulated depletion, depreciation and amortization	(19,289)	(15,899)
Net property and equipment	105,777	111,457
Fair value of oil and natural gas derivatives	1,087	566
Deferred tax asset	937	937
Other	664	691
TOTAL ASSETS	$131,841	$152,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,052	$17,204
Accrued liabilities	6,921	18,075
Fair value of oil and natural gas derivatives	1,414	1,002
Total current liabilities	32,387	36,281
Long term debt, net	41,464	55,725
Accrued abandonment cost	3,415	3,367
Fair value of oil and natural gas derivatives	507	517
Total liabilities	77,773	95,890
Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	—	—
Common stock: $0.01 par value, 75,000,000 shares authorized, and 11,562,127 shares issued and outstanding at March 31, 2018 and $0.01 par value, 75,000,000 shares authorized, and 10,770,962 shares issued and outstanding at December 31, 2017	116	108
Treasury stock (75,053 and zero shares, respectively)	(827)	—
Additional paid in capital	72,406	68,446
Accumulated deficit	(17,627)	(12,303)
Total stockholders’ equity	54,068	56,251
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,841	$152,141

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
REVENUES:
Oil and natural gas revenues	$11,843	$9,411
Other	(9)	2
	11,834	9,413
OPERATING EXPENSES:
Lease operating expense	2,566	4,311
Production and other taxes	640	659
Transportation and processing	1,312	1,176
Depreciation, depletion and amortization	3,452	2,294
General and administrative	5,196	4,463
	13,166	12,903
Operating loss	(1,332)	(3,490)
OTHER INCOME (EXPENSE):
Interest expense	(2,673)	(2,179)
Interest income and other expense	(7)	9
Loss on commodity derivatives not designated as hedges	(981)	(260)
	(3,661)	(2,430)

Reorganization gain (loss), net	(331)	195

Loss before income taxes	(5,324)	(5,725)
Income tax expense	—	—
Net loss	$(5,324)	$(5,725)
PER COMMON SHARE
Net loss applicable to common stock - basic	$(0.47)	$(0.63)
Net loss applicable to common stock - diluted	$(0.47)	$(0.63)
Weighted average common shares outstanding - basic	11,218	9,109
Weighted average common shares outstanding - diluted	11,218	9,109

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,324)	$(5,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	3,452	2,294
Loss on commodity derivatives not designated as hedges	981	260
Net cash received from (paid for) settlement of commodity derivative instruments	(384)	142
Share based compensation (non-cash)	1,675	1,008
Bonus share based compensation (non-cash)	—	720
Amortization of finance cost, debt discount, paid in-kind interest and accretion	2,501	1,927
Reorganization items, net	331	(181)
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(1,165)	1,738
Accrued oil and natural gas revenue	(828)	(699)
Prepaid expenses and other	(108)	88
Accounts payable	6,848	1,864
Accrued liabilities	(1,723)	1,229
Net cash provided by operating activities	6,256	4,665
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,990)	(3,384)
Proceeds from sale of assets	23,209	—
Net cash used in investing activities	(5,781)	(3,384)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(16,723)	—
Net payments related to Convertible Second Lien Notes	—	(36)
Issuance cost, net	(10)	(146)
Other	(3)	—
Net cash used in financing activities	(16,736)	(182)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,261)	1,099
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,992	36,850
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,731	$37,949
Supplemental disclosures of cash flow information:
Cash paid for reorganization items, net	$81	$376
Cash paid for interest	$175	$309
Increase (decrease) in non-cash capital expenditures	$(8,360)	$2,395

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

Basis of Presentation

The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, certain information normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) has been condensed or omitted. This information should be read in conjunction with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

Accounts Payable—Accounts payable consisted of the following amounts as of March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Trade payables	$12,485	$4,092
Revenue payable	10,171	10,692
Prepayments from partners	1,062	2,193
Miscellaneous payables	334	227
Total Accounts payable	$24,052	$17,204

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities—Accrued liabilities consisted of the following amounts as of March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Accrued capital expenditures	$2,151	$10,511
Accrued lease operating expense	732	786
Accrued production and other taxes	482	449
Accrued transportation and gathering	1,279	1,130
Accrued performance bonus	937	3,869
Accrued interest	2	244
Accrued office lease	671	696
Accrued reorganization costs	418	168
Accrued general and administrative expense and other	249	222
Total Accrued liabilities	$6,921	$18,075

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

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and thereby subject to DD&A and the full cost ceiling test. For the three months ended March 31, 2018 and 2017, we transferred $0.1 million and $10.9 million, respectively, from unevaluated properties to proved oil and natural gas properties. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

There were no Full Cost Ceiling Test write-downs for the three months ended March 31, 2018 or 2017.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

•
Level 2 Inputs— quotes that are derived principally from or corroborated by observable market data. Included in this Level are our 2017 Senior Credit Facility and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counterparties; and

•
Level 3 Inputs— unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this Level would be our initial measurement of asset retirement obligations.

As of March 31, 2018 and December 31, 2017, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

Asset Retirement Obligations—Asset retirement obligations are related to the abandonment and site restoration requirements that result from the exploration and development of our oil and natural gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense is included in “Depreciation, depletion and amortization” on our Consolidated Statements of Operations. See Note 3.

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

Revenue Recognition—Oil and natural gas revenues are recognized upon delivery of our produced oil and natural gas volumes to our customers. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized in accordance with when the producing company records revenue on those volumes. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At March 31, 2018 and December 31, 2017, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted. See Note 2.

Derivative Instruments—We use derivative instruments such as futures, forwards, options, collars and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas and to hedge our exposure to changing interest rates. Accounting standards related to derivative instruments and hedging activities require that all derivative instruments subject to the requirements of those standards be measured at fair value and recognized as assets or liabilities in the balance sheet. We offset the fair value of our asset and liability positions with the same counterparty for each commodity type. Changes in fair value are required to be recognized in earnings unless specific hedge accounting criteria are met. All of our realized gain or losses on our derivative contracts are the result of cash settlements. We have not designated any of our derivative contracts as hedges; accordingly, changes in fair value are reflected in earnings. See Note 8.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Commitments and Contingencies—Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties, when probable of realization, are separately recorded and are not offset against the related environmental liability. See Note 9.

Share-Based Compensation—We account for our share-based transactions using the fair value as of the grant date and recognize compensation expense over the requisite service period.

Guarantee—As of March 31, 2018, Goodrich Petroleum Company LLC, the wholly owned subsidiary of Goodrich Petroleum Corporation, was the Subsidiary Guarantor of our 13.50% Convertible Second Lien Senior Secured notes due 2019 (the “Convertible Second Lien Notes”).

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

New Accounting Pronouncements

On March 13, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, Income Taxes (Topic 740). The ASU adds seven paragraphs to the Accounting Standards Codification “ASC” 740, Income Taxes, that contain SEC guidance related to Staff Accounting Bulletin 118 (“Income Tax Accounting Implications of the Tax Cuts and Jobs Act”) as a result of the tax legislation passed in 2017 known as the “Tax Cuts and Jobs Act”. Specifically, the staff intended to address situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the Tax Cuts and Jobs Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Cuts and Jobs Act was enacted. The Company notes that it has considered the updates to ASC 740 as a result of the Tax Cuts and Jobs Act and has prepared its consolidated financial statements in accordance with the Tax Cuts and Jobs Act. See Note 7 for further discussion.

On August 28, 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this ASU make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. For public entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2018. We do not expect this ASU to have a material

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

impact on our consolidated financial statements as we currently mark to market all of our derivative positions; however, we are evaluating the impact of this ASU should we choose to utilize hedge accounting in the future.

On May 10, 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For public entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2017. We adopted this ASU on January 1, 2018 and note that the provisions are immaterial to our consolidated financial statements as we have not had any conditions occur that would require modification accounting to our share-based payment arrangements.

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows and requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU should be applied using a retrospective transition method to each period presented. For public entities, the amendments are effective for annual periods beginning after December 15, 2017. We adopted this ASU in the first quarter of 2018 and noted that there are no impacts to our consolidated financial statements as we do not currently have any restricted cash.

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

NOTE 2—Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, and the series of related ASU's that followed under ASC Topic 606 (collectively, “Topic 606”). Under Topic 606, revenue will generally be recognized upon delivery of our produced oil and natural gas volumes to our customers. Our customer sales contracts include oil and natural gas sales. Under Topic 606, each unit (Mcf or barrel) of commodity product represents a separate performance obligation which is sold at variable prices, determinable on a monthly basis. The pricing provisions of our contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, product quality and prevailing supply and demand conditions in the geographic areas in which we operate. We will allocate the transaction price to each performance obligation and recognize revenue upon delivery of the commodity product when the customer obtains control. Control of our produced natural gas volumes passes to our customers at specific metered points indicated in our natural gas contracts. Similarly, control of our produced oil volumes passes to our customers when the oil is measured either by a trucking oil ticket or by a meter when entering an oil pipeline. The Company has no control over the commodities after those points and the measurement at those points dictates the amount on which the customer's payment is based. Our oil and natural gas revenue streams include volumes burdened by royalty and non-operated working interests. Our revenues are recorded and presented on our financial statements net of the royalty and non-operated working interests. Our revenue stream does not include any payments for services or ancillary items other than sale of oil and natural gas.

Topic 606 will not change our pattern of timing of revenue recognition. We utilized the full retrospective method for adoption of Topic 606, and in accordance with this method our consolidated financial statements for periods prior to January 1, 2018 were not materially affected or revised. We also do not anticipate a material impact on our financial statements on an ongoing basis.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our revenues disaggregated by revenue source and by operated and non-operated properties:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Revenue (As Reported)	Oil Revenue	Gas Revenue	NGL Revenue	Total Revenue (As Reported)

Operated	$3,799	$5,801	$—	$9,600	$3,979	$1,347	$—	$5,326
Non-operated	143	2,096	4	2,243	131	3,949	5	4,085
Total oil and natural gas revenues	$3,942	$7,897	$4	$11,843	$4,110	$5,296	$5	$9,411

NOTE 3—Asset Retirement Obligations
The reconciliation of the beginning and ending asset retirement obligation for the three months ending March 31, 2018 is as follows (in thousands):

Three Months Ended March 31, 2018
Beginning balance at December 31, 2017	$3,367
Liabilities incurred	86
Accretion expense	63
Dispositions *	(101)
Ending balance at March 31, 2018	$3,415
Current liability	$—
Long term liability	$3,415

* - See Note 10 for further information on the disposition.

NOTE 4—Debt
Debt consisted of the following balances as of the dates indicated (in thousands):

	March 31, 2018		December 31, 2017
	Principal	Carrying Amount	Principal	Carrying Amount
2017 Senior Credit Facility	$—	$—	$16,723	$16,723
Convertible Second Lien Notes (1)	48,602	41,464	47,015	39,002
Total debt	$48,602	$41,464	$63,738	$55,725

(1) The debt discount is being amortized using the effective interest rate method based upon a maturity date of August 30, 2019. The principal includes $8.6 million and $7.0 million of paid in-kind interest at March 31, 2018 and December 31, 2017, respectively. The carrying value includes $7.1 million and $8.0 million of unamortized debt discount at March 31, 2018 and December 31, 2017, respectively.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total interest expense for the periods shown including contractual interest expense, amortization of debt discount, accretion and financing costs and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
2017 Senior Credit Facility	$173	6.3%	$—	—%
Exit Credit Facility	—	—%	252	6.1%
Convertible Second Lien Notes (1)	2,500	24.6%	1,927	24.2%
Total interest expense	$2,673		$2,179
(1) Interest expense for the three months ended March 31, 2018 included $0.9 million of debt discount amortization and $1.6 million of paid in-kind interest, and interest expense for the three months ended March 31, 2017 included $0.5 million of debt discount amortization and $1.4 million of paid in-kind interest.
Exit Credit Facility
On October 12, 2016, upon consummation of the plan of reorganization and emergence from bankruptcy, the Company entered into an Exit Credit Agreement (the “Exit Credit Agreement”) with the Subsidiary, as borrower (the “Borrower”), and Wells Fargo Bank, National Association, as administrative agent, and certain other lenders party thereto. Pursuant to the Exit Credit Agreement, the lenders party thereto agreed to provide the Borrower with a $20.0 million senior secured term loan credit facility (the “Exit Credit Facility”). On October 17, 2017, the Exit Credit Facility was paid off in full and replaced with the 2017 Senior Credit Facility described below.

2017 Senior Credit Facility

On October 17, 2017, the Company entered into the Amended and Restated Senior Secured Revolving Credit Agreement (the “Credit Agreement”) with the Subsidiary, as borrower, JP Morgan Chase Bank, N.A. as administrative agent, and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “2017 Senior Credit Facility”). The 2017 Senior Credit Facility amends, restates and refinances the obligations under the Exit Credit Facility. The 2017 Senior Credit Facility matures (a) October 17, 2021 or (b) if the Convertible Second Lien Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by September 30, 2019, September 30, 2019. The maximum credit amount under the 2017 Senior Credit Facility is currently $250.0 million with a borrowing base of $40.0 million. The borrowing base is scheduled to be redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the administrative agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $10.0 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit. The Company paid off the outstanding balance of $16.7 million under the 2017 Senior Credit Facility on March 2, 2018.

All amounts outstanding under the 2017 Senior Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (i) the alternative base rate plus an applicable margin ranging from 1.75% to 2.75%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin from 2.75% to 3.75%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2017 Senior Credit Facility are subject to a 0.50% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2017 Senior Credit Facility will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. As of the payoff date of the 2017 Senior Credit Facility balance on March 2, 2018 (the most recent date we had borrowings outstanding), the interest rate on the 2017 Senior Credit Facility was 4.70%.

The 2017 Senior Credit Facility also contains certain financial covenants, including the maintenance of (i) a ratio of Total Debt (as defined in the Credit Agreement) to EBITDAX not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter, (ii) a current ratio (based on the ratio of current assets to current liabilities) not to be less than 1.00 to 1.00 and (iii) until no

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Second Lien Notes remain outstanding, (A) the maintenance of a ratio of Total Proved PV10% attributable to the Company’s and Borrower’s Proved Reserves (as defined in the Credit Agreement) to Total Secured Debt (net of any Unrestricted Cash not to exceed $10.0 million) not to be less than 1.50 to 1.00 and (B) minimum liquidity requirements.

The obligations under the Credit Agreement are guaranteed by the Company and are secured by a first lien security interest in substantially all of the assets of the Company and the Subsidiary.

As of March 31, 2018, the Company had no outstanding borrowings. The Company also had $0.6 million of unamortized debt issuance costs recorded as of March 31, 2018 related to the 2017 Senior Credit Facility.

As of March 31, 2018, the Company was in compliance with all covenants within the 2017 Senior Credit Facility.

13.50% Convertible Second Lien Senior Secured Notes Due 2019

On October 12, 2016, upon emergence from bankruptcy, the Company and the Subsidiary, entered into a purchase agreement (the “Purchase Agreement”) with each entity identified as a Shenkman Purchaser on Appendix A to the Purchase Agreement (collectively, the “Shenkman Purchasers”), CVC Capital Partners (acting through such of its affiliates to managed funds as it deems appropriate), J.P. Morgan Securities LLC (acting through such of its affiliates or managed funds as it deems appropriate), Franklin Advisers, Inc. (as investment manager on behalf of certain funds and accounts), O’Connor Global Multi-Strategy Alpha Master Limited and Nineteen 77 Global Multi-Strategy Alpha (Levered) Master Limited (collectively, and together with each of their successors and assigns, the “Purchasers”), in connection with the issuance of $40.0 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2019 (the “Convertible Second Lien Notes”).

The aggregate principal amount of the Convertible Second Lien Notes is convertible at the option of the Purchasers at any time prior to the scheduled maturity date at $21.33 per share, subject to adjustments. At closing, the Purchasers were issued 10-year costless warrants to acquire 2.5 million shares of common stock. Holders of the Convertible Second Lien Notes have a second priority lien on all assets of the Company, and have a continuing right to appoint two members to our Board of Directors (the “Board”) as long as the Convertible Second Lien Notes are outstanding.

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

The Indenture also contains certain financial covenants, including the maintenance of (i) a Total Proved Asset Coverage Ratio (as defined in the Exit Credit Agreement) not to be less than 1.50 to 1.00 after September 30, 2017, to be determined as of January 1 and July 1 of each year and (ii) minimum liquidity requirements.

Upon issuance of the Convertible Second Lien Notes in October 2016, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion as well as warrants on the debt instrument, we recorded a debt discount of $11.0 million, thereby reducing the $40.0 million carrying value upon issuance to $29.0 million and recorded an equity component of $11.0 million. The debt discount is amortized using the effective interest rate method based upon an original term through August 30, 2019. $7.1 million of debt discount remains to be amortized on the Convertible Second Lien Notes as of March 31, 2018.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, the Company was in compliance with all covenants within the Indenture governing the Convertible Second Lien Notes.

NOTE 5—Equity

During the three months ended March 31, 2018, certain holders of the 10 year costless warrants associated with the Convertible Second Lien Notes exercised 589,375 warrants for the issuance of an equal amount of our one cent par value common stock. The Company received cash for the one cent par value for the issuance of 42,500 common shares. As of March 31, 2018, 480,937 of such warrants remain un-exercised.

During the three months ended March 31, 2018, the Company issued 201,969 shares of its common stock to employees for payment of a portion of the bonus earned by such employees during 2017 and accrued as of December 31, 2017. The Company repurchased 75,053 of these shares into Treasury for payroll taxes withheld from employees related to the bonus payout. The Company did not have a material vesting of its share based compensation units during the three months ended March 31, 2018.

NOTE 6—Net Income (Loss) Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the three months ended March 31, 2018 and 2017. The following table sets forth information related to the computations of basic and diluted loss per share:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Amounts in thousands, except per share data)
Basic and Diluted net loss per share:
Net loss applicable to common stock	$(5,324)	$(5,725)
Weighted average shares of common stock outstanding	11,218	9,109
Basic and Diluted net loss per share (1) (2)	$(0.47)	$(0.63)

(1) Common shares issuable on assumed conversion of share-based compensation were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive. *	201	288
(2) Common shares issuable upon conversion of the Convertible Second Lien Notes and associated warrants and unsecured claim holders were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	3,791	5,664

* - Common shares issuable on assumed conversion of share-based compensation assumes a payout of the Company's performance share awards at 100% of the initial units granted (or a ratio of one unit to one common share).

NOTE 7—Income Taxes
We recorded no income tax expense or benefit for the three months ended March 31, 2018. We recorded a valuation allowance for our net deferred tax asset at December 31, 2016. The valuation allowance was $86.7 million at December 31, 2017, which resulted in a net non-current deferred tax asset of $0.9 million appearing on our statement of financial position. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our recent history of net operating losses in 2017 and prior years) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The tax benefit recorded for 2017 is due to Alternative Minimum Tax (“AMT”) credits that are expected to be recognized by the Company, which have been reduced for the anticipated sequestration. The remaining $0.9 million of AMT credits, which is less anticipated sequestration, are expected to be fully refundable in tax years 2018 - 2021 regardless of the Company's regular tax liability as a result of the repeal of the Corporate AMT under the Tax Cuts and Jobs Act. The Company no longer has a valuation allowance recorded against our estimate of refundable AMT credits. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of March 31, 2018 aside from the deferred tax asset related to the AMT credits.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2017.

On December 22, 2017, the United States enacted tax reform legislation known as the H.R.1, commonly referred to as the “Tax Cuts and Jobs Act”, resulting in significant modifications to existing law. Our financial statements for the year ended December 31, 2017 and now for the quarter ended March 31, 2018 reflect the effects of the Tax Cuts and Jobs Act which includes a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018, as well as other changes. The Company follows the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act for the reporting period in which the Tax Cuts and Jobs Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Tax Cuts and Jobs Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date. We calculated the impact of the Tax Cuts and Jobs Act in our year ended December 31, 2017 income tax provision in accordance with our understanding of the Tax Cuts and Jobs Act and guidance available. We continue to gather and evaluate the income tax impact of the Tax Cuts and Jobs Act. The ultimate impact of the Tax Cuts and Jobs Act on our reported results in 2018 and beyond may differ, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the Tax Cuts and Jobs Act.

NOTE 8—Commodity Derivative Activities
We use commodity and financial derivative contracts to manage fluctuations in commodity prices. We are currently not designating our derivative contracts for hedge accounting. All derivative gains and losses are from our oil and natural gas derivative contracts and have been recognized in “Other income (expense)” on our Consolidated Statements of Operations.
The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Oil and Natural Gas Derivatives (in thousands)
Gain (loss) on commodity derivatives not designated as hedges, settled	$(384)	$142
Loss on commodity derivatives not designated as hedges, not settled	(597)	(402)
Total loss on commodity derivatives not designated as hedges	$(981)	$(260)
Commodity Derivative Activity
We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivatives are approved by the Hedging Committee of the Board, and reviewed periodically by the Board.
Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering into derivative contracts. We would have been at risk of losing $1.0 million had BP Energy Company been unable to fulfill their obligations as of March 31, 2018.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, the open positions on our outstanding commodity derivative contracts, all of which were with JPMorgan Chase Bank, N.A. and BP Energy Company, were as follows:

Contract Type	Daily Volume	Total Volume	Fixed Price	Fair Value at March 31, 2018 (In thousands)
Oil swaps (Bbls)
2019	312	114,025	$51.08	$(749)
2018	367	100,800	$51.08	$(1,172)
Total Oil				$(1,921)
Natural Gas swaps (MMBtu)
2020 (through March 31, 2020)	40,000	3,640,000	$2.814	$(483)
2019	42,466	15,500,000	$2.814-$3.033	$1,282
2018	34,124	9,384,000	$2.814-$3.033	$1,607
Total Natural Gas				$2,406
Total Oil and Natural Gas				$485

During the first quarter of 2018 we entered into the following contracts with JPMorgan Chase Bank, N.A.:

Contract Type	Daily Volume	Fixed Price	Contract Start Date	Contract Termination
Natural gas swap (MMBtu)	16,000	$2.814	January 1, 2019	March 31, 2019
Natural gas swap (MMBtu)	32,500	$2.814	April 1, 2019	December 31, 2019
Natural gas swap (MMBtu)	40,000	$2.814	January 1, 2020	March 31, 2020

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each Level as of March 31, 2018 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1—“Description of Business and Significant Accounting Policies” for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

Description	Level 1	Level 2	Level 3	Total
Fair value of oil and natural gas derivatives - Current Assets	$—	$1,319	$—	$1,319
Fair value of oil and natural gas derivatives - Non-current Assets	—	1,087	—	1,087
Fair value of oil and natural gas derivatives - Current Liabilities	—	(1,414)	—	(1,414)
Fair value of oil and natural gas derivatives - Non-current Liabilities	—	(507)	—	(507)
Total	$—	$485	$—	$485
We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets for the periods ending March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Fair value of oil and natural gas derivatives - Current Assets	$1,693	$(374)	$1,319	$2,035	$(1)	$2,034
Fair value of oil and natural gas derivatives - Non-current Assets	1,638	(551)	1,087	633	(67)	566
Fair value of oil and natural gas derivatives - Current Liabilities	(1,788)	374	(1,414)	(1,002)	—	(1,002)
Fair value of oil and natural gas derivatives - Non-current Liabilities	(1,058)	551	(507)	(585)	68	(517)
Total	$485	$—	$485	$1,081	$—	$1,081

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Operating Leases—We have commitments under operating lease agreements for office space and office equipment. Total rent expense for the three months ended March 31, 2018 and 2017 was approximately $0.4 million and $0.4 million, respectively.

NOTE 10—Dispositions

On February 28, 2018, the Company closed, in two separate transactions, the sale of working interests in certain oil and gas leases, wells, units and facilities (the “Disposition”) and certain net leasehold interests in a portion of its undeveloped acreage in the Angelina River Trend in Angelina and Nacogdoches Counties, Texas to BP America Production Company for total consideration of $23.0 million, with an effective date of January 1, 2018. The Disposition was subject to customary post-closing adjustments. The Disposition was recorded as a reduction to our oil and natural gas properties (full cost method) on our Consolidated Balance Sheet. The Company utilized the proceeds from these dispositions to pay down the outstanding balance of the 2017 Senior Credit Facility on March 2, 2018 and to fund our capital expenditures program.

The Company also sold other miscellaneous acreage during the three months ended March 31, 2018 for $0.2 million, which was also recorded as a reduction to our oil and natural gas properties (full cost method) on our Consolidated Balance Sheet.

NOTE 11—Subsequent Events

On April 13, 2018, the Company entered into a letter of intent for the sale of working interests in certain oil and gas leases, including wells, facilities and leasehold acres, in our Tuscaloosa Marine Shale Trend located in East and West Feliciana Parish, Louisiana to a third party for total consideration of approximately $3.3 million. The disposition of these assets will be subject to the execution of a definitive agreement with an effective date of May 1, 2018 and to customary post-closing adjustments.

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

For additional information regarding known material factors that could cause our actual results to differ from projected results please read the rest of this report and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Primary Operating Areas

Haynesville Shale Trend

Our development acreage in this trend is primarily centered in DeSoto, Caddo and Red River parishes, Louisiana. We held approximately 45,600 gross (21,600 net) acres as of March 31, 2018 producing from and prospective for the Haynesville Shale Trend. During the first quarter of 2018, we sold a portion of our prospective Haynesville Shale Trend acreage and the associated production located in East Texas. Also during the quarter, we continued to enter into acreage swap transactions which increased our contiguous acreage position and will allow us to drill longer lateral wells. Our net production volumes from our Haynesville Shale Trend wells represented approximately 89% of our total equivalent production on a Mcfe basis for the first quarter of 2018. We completed and produced 3 gross (1.8 net) new wells in the first quarter of 2018 and have 8 gross (2.4 net) wells in the drilling and completions phases as of March 31, 2018. We plan to focus all of our 2018 drilling efforts in the Haynesville Shale Trend.

Tuscaloosa Marine Shale Trend

We held approximately 86,700 gross (64,500 net) acres in the TMS as of March 31, 2018. We have 2 gross (1.7 net) TMS wells drilled and awaiting completion. Our net production volumes from our TMS wells represented approximately 11% of our total equivalent production on a Mcfe basis and approximately 100% of our total oil production for the first quarter of 2018. Despite no capital expenditures, we are seeking to maintain production through strategic expense workover operations in the TMS.

Eagle Ford Shale Trend

We hold approximately 14,000 net acres of undeveloped leasehold in the Eagle Ford Shale Trend all of which is prospective for future development or sale.

Results of Operations

The items that had the most material financial effect on our net loss of $5.3 million for the three months ended March 31, 2018 were a $1.0 million loss on our commodity derivatives not designated as hedges, $1.7 million share-based compensation included in general and administrative expense and $2.7 million in interest expense. All but $0.2 million of these items are non-cash expenses.

The item that had the most material financial effect on our net loss of $5.7 million for the three months ended March 31, 2017 was lease operating expense. Lease operating expense in the period included $2.1 million in workover expenses incurred in our effort to increase production volumes after having curtailed such expenditures while in bankruptcy during the previous year.

The following table reflects our summary operating information for the periods presented in thousands, except for price and volume data. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

Revenues from Operations

	Three Months Ended March 31,
(In thousands, except for price and average daily production data)	2018	2017	Variance
Revenues:
Natural gas	$7,901	$5,301	$2,600	49%
Oil and condensate	3,942	4,110	(168)	(4)%
Natural gas, oil and condensate	11,843	9,411	2,432	26%
Net Production:
Natural gas (MMcf)	2,952	1,833	1,119	61%
Oil and condensate (MBbls)	61	82	(21)	(26)%
Total (Mmcfe)	3,316	2,324	992	43%
Average daily production (Mcfe/d)	36,844	25,822	11,022	43%
Average realized sales price per unit:
Natural gas (per Mcf)	$2.68	$2.89	$(0.21)	(7)%
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	$2.69	$2.97	$(0.28)	(9)%
Oil and condensate (per Bbl)	$65.00	$50.12	$14.88	30%
Oil and condensate (per Bbl) including the effect of realized losses on derivatives	$57.99	$50.12	$7.87	16%
Average realized price (per Mcfe)	$3.57	$4.05	$(0.48)	(12)%

Natural gas, oil and condensate revenues increased by $2.4 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily driven by higher natural gas production and higher realized oil prices. The increase in natural gas production volumes is attributed to three operated Haynesville Shale Trend wells completed in the first quarter of 2018 and the continued production of two operated Haynesville Shale Trend wells completed in second quarter of 2017. We shut-in four existing offset wells while completion operations were performed on the new wells thereby losing an average of approximately 4,300 Mcf per day in production during the current quarter. The revenue increases were also offset by decreased oil production and lower realized natural gas prices in the first quarter of 2018. For the three months ended March 31, 2018, 67% of our oil and natural gas revenue was attributable to natural gas sales compared to 56% for the three months ended March 31, 2017.

We are focusing on increasing our natural gas production volumes through increased drilling in the Haynesville Shale Trend.

Operating Expenses

As described below, total operating expenses increased $0.3 million to $13.2 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase in total operating expenses for the three months ended March 31, 2018 was primarily due to increased depreciation, depletion and amortization, transportation expense and general and administrative expense, offset by a $1.7 million decrease in lease operating expense discussed further below.

	Three Months Ended March 31,
Operating Expenses (in thousands)	2018	2017	Variance
Lease operating expenses	$2,566	$4,311	$(1,745)	(40)%
Production and other taxes	640	659	(19)	(3)%
Operating Expenses per Mcfe
Lease operating expenses	$0.77	$1.86	$(1.09)	(59)%
Production and other taxes	$0.19	$0.28	$(0.09)	(32)%

Lease Operating Expense

Lease operating expense decreased $1.7 million during the three months ended March 31, 2018 compared to the same period in 2017. The decrease is substantially attributed to a decrease in workover expense and lower per unit costs for new Haynesville Shale Trend wells for the three months ended March 31, 2018 compared to the same period in 2017, offset by increased costs due to increased production for the three months ended March 31, 2018. We incurred $2.1 million in workover cost for the three months ended March 31, 2017 and only $0.3 million for the three months ended March 31, 2018. The majority of the workover expense incurred in the first quarter of 2018 is attributed to our TMS wells in the effort to maintain our oil production. Lease operating expense exclusive of workover expense on a per unit basis was $0.67 and $0.94 per Mcfe for the three months ended March 31, 2018 and 2017, respectively. Per unit lease operating expense will continue to decrease as we increase production from the Haynesville Shale Trend, which carries a much lower per unit lease operating expense than the Company’s current per unit rate.

Production and Other Taxes

Production and other taxes includes severance and ad valorem taxes. Severance taxes for the three months ended March 31, 2018 were $0.3 million, and ad valorem taxes for the three months ended March 31, 2018 were $0.3 million. During the three months ended March 31, 2017, production and other taxes included severance tax of $0.3 million and ad valorem tax of $0.3 million.

Severance taxes increased less than $0.1 million for the three months ended March 31, 2018 as compared with the same period in 2017, reflecting increases due to the expiration of the exemption on certain wells in Mississippi and Louisiana directly offset by decreased oil production volumes.

    The State of Mississippi has enacted an exemption from the existing 6.0% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which is partially offset by a 1.3% local severance tax on such wells. The tax exemption on all of our Mississippi wells has expired.

The State of Louisiana has also enacted an exemption from the existing 12.5% severance tax on oil and from the $0.098 per Mcf (through June 30, 2017) and $0.11 per Mcf (from July 1, 2017 through June 30, 2018) severance tax on natural gas for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) payout of the well. Our recently drilled Haynesville Shale Trend wells in Northwest Louisiana are benefiting from this exemption.

Ad valorem tax decreased by less than $0.1 million for the three months ended March 31, 2018 as compared to the same period in 2017 due to the decreased property values reflecting commodity price decreases on valuation date.

	Three Months Ended March 31,
Operating Expenses (in thousands):	2018	2017	Variance
Transportation and processing	$1,312	$1,176	$136	12%
Depreciation, depletion and amortization	3,452	2,294	1,158	50%
General and administrative	5,196	4,463	733	16%
Operating Expenses per Mcfe
Transportation and processing	$0.40	$0.51	$(0.11)	(22)%
Depreciation, depletion and amortization	$1.04	$0.99	$0.05	5%
General and administrative	$1.57	$1.92	$(0.35)	(18)%

Transportation and Processing

Transportation and processing expense for the three months ended March 31, 2018 increased while per unit expense decreased compared to the same period in 2017, reflecting increased production from our operated Haynesville Shale Trend wells. Our natural gas volumes from our operated wells carry less transportation cost than from wells we do not operate. Our per unit transportation cost will continue to decrease as we increase our operated natural gas production.

Depreciation, Depletion and Amortization (“DD&A”)

DD&A expense is calculated on the Full Cost Method of Accounting using the units of production (the “UOP”) method. The increase in DD&A is attributed primarily to increased production for the three months ended March 31, 2018 as compared to the same period in the prior year.

General and Administrative (“G&A”)

The Company recorded $5.2 million in G&A expense for the three months ended March 31, 2018, which includes non-cash expenses of $1.7 million for share based compensation. G&A expense increased for the three months ended March 31, 2018 by $0.7 million compared to the same period in 2017 primarily due to increased share based compensation expense.

The Company recorded $4.5 million in G&A expense for the three months ended March 31, 2017, which included (i) $1.0 million for share based compensation, (ii) $0.7 million in performance bonuses that were compensated in a combination of cash and common stock and (iii) $0.2 million of office rent amortization.

Other Income (Expense)

	Three Months Ended March 31,
Other income (expense) (in thousands):	2018	2017	Variance
Interest expense	$(2,673)	$(2,179)	$(494)	23%
Interest income and other	(7)	9	(16)	(178)%
Loss on commodity derivatives not designated as hedges	(981)	(260)	(721)	277%

Average funded borrowings adjusted for debt discount and accretion	$50,652	$49,132	$1,520	3%
Average funded borrowings	$58,258	$59,210	$(952)	(2)%

Interest Expense

The Company's interest expense for the three months ended March 31, 2018 reflects cash interest of $0.2 million incurred on the 2017 Senior Credit Facility (as defined below) and non-cash interest of $2.5 million incurred on the Company's 13.50% Convertible Second Lien Senior Secured Notes due 2019 (the “Convertible Second Lien Notes”), which included $1.6 million of paid in-kind interest and $0.9 million of amortization of debt discount.

The Company's interest expense for the three months ended March 31, 2017 reflects interest payable in cash of $0.3 million and non-cash interest of $1.9 million, which included $1.4 million of paid in-kind interest and $0.5 million of amortization of debt discount.

Gain (Loss) on Commodity Derivatives Not Designated as Hedges

Loss on commodity derivatives not designated as hedges for the three months ended March 31, 2018 is comprised of an unrealized loss of $0.6 million, representing the change of the fair value of our open natural gas and oil derivative contracts, as well as a $0.4 million loss on cash settlement of natural gas and oil derivative contracts.

Reorganization gain (loss), net

Reorganization gain (loss), net for the three months ended March 31, 2018 includes an accrual for our quarterly trustee fee, which has increased to $0.25 million per quarter beginning in 2018. We anticipate that we will continue to incur professional fees and costs until the bankruptcy case is final. We continue to work on settling bankruptcy claims. We believe that the estimated liability we have established for these costs is sufficient to cover such cost. The Company filed a Motion for Entry of a Final Decree Closing the Chapter 11 Cases (the “Motion”) on April 18, 2018, and it is scheduled for hearing on May 15, 2018. If the bankruptcy court approves the Motion, an order will be signed, the Chapter 11 Cases will be closed and the Company will no longer be subject to the quarterly trustee fee. If the bankruptcy court does not approve the Motion, the Company will remain subject to the increased quarterly trustee fee through September 30, 2018, the date that the increased structure of the fee is set to expire.

Income Tax Benefit

We recorded no income tax expense or benefit for the three months ended March 31, 2018. We recorded a valuation allowance for our net deferred tax asset at December 31, 2016. The valuation allowance was $86.7 million at December 31, 2017, which resulted in a net non-current deferred tax asset of $0.9 million appearing on our statement of financial position. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our recent history of net operating losses in 2017 and prior years) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The tax benefit recorded for 2017 is due to Alternative Minimum Tax (“AMT”) credits that are expected to be recognized by the Company, which have been reduced for the anticipated sequestration. The remaining $0.9 million of AMT credits, which is less anticipated sequestration, are expected to be fully refundable in tax years 2018 - 2021 regardless of the Company's regular tax liability as a result of the repeal of the Corporate AMT under the Tax Cuts and Jobs Act. The Company no longer has a valuation allowance recorded against our estimate of refundable AMT credits. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of March 31, 2018 aside from the deferred tax asset related to the AMT credits.

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-United States Generally Accepted Accounting Principle (“US GAAP”) financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. The Company defines Adjusted EBITDA as earnings before interest expense, income tax, DD&A, share based compensation expense and impairment of oil and natural gas properties. In calculating Adjusted EBITDA, mark-to-market gains/losses on commodity derivatives not designated as hedges are also excluded. Other excluded items include interest income, reorganization and other non-recurring income and expense. Adjusted EBITDA is not a measure of net income (loss) as determined by US GAAP. Adjusted EBITDA should not be considered an alternative to net income (loss), as defined by US GAAP. The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDA to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net loss (US GAAP)	$(5,324)	$(5,725)
Interest expense	2,673	2,179
Depreciation, depletion and amortization	3,452	2,294
Share based compensation expense (non-cash)	1,675	1,728
Mark-to-market loss on commodity derivatives not designated as hedges	597	402
Other items (1)	338	(204)
Adjusted EBITDA	$3,411	$674

(1)	Other items include interest income, reorganization and other non-recurring income and expense.

Management believes that this non-US GAAP financial measure provides useful information to investors because it is monitored and used by our management and widely used by professional research analysts in the valuation and investment recommendations of companies within the oil and natural gas exploration and production industry. Our computations of Adjusted EBITDA/EBITDAX are defined in our 2017 Senior Credit Facility Agreement (for 2018), Exit Credit Facility Agreement (for 2017) and the indenture governing our Convertible Second Lien Notes, consequently it may not be comparable to other similarly totaled measures of other companies.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the first three months of 2018 were cash on hand, cash from operating activities and proceeds from the sale of assets. We used cash primarily to fund capital expenditures and pay off the amount outstanding on our 2017 Senior Credit Facility (as defined below). We currently plan to fund our operations and capital expenditures for the remainder of 2018 through a combination of cash on hand, cash from operating activities and borrowing under our 2017 Senior Credit Facility, although we may from time to time consider the funding alternatives described below.

On October 17, 2017, we entered into the Amended and Restated Senior Secured Revolving Credit Facility (“Credit Agreement”) with the Subsidiary, as borrower, JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “2017 Senior Credit Facility”). Total lender commitments under the 2017 Senior Credit Facility are $250 million. The 2017 Senior Credit Facility matures on a) October 17, 2021 or b) if the Convertible Second Lien Notes have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by September 30, 2019, September 30, 2019. Revolving borrowings under the 2017 Senior Credit Facility are limited to, and subject to periodic redeterminations, of the borrowing base. The initial borrowing base was $40 million. Pursuant to the terms of the 2017 Senior Credit Facility, borrowing base redeterminations will be on a semi-annual basis on or about March 1st and September 1st of each calendar year. JPMorgan Chase Bank, N.A. is the lead lender and administrative agent under the Senior Credit Facility.

We exited the first quarter of 2018 with cash of $9.7 million and no outstanding borrowings with the $40 million of availability under the 2017 Senior Credit Facility. We opted not to have the borrowing base redetermined by the banks on March 1, 2018. We expect to utilize our option under the Credit Agreement to request an interim redetermination of the borrowing base prior to the next scheduled redetermination on or about September 1, 2018. Due to the timing of payment of our capital expenditures, we reflected a working capital deficit of $9.0 million as of March 31, 2018.

Our total capital expenditure budget for 2018 is expected to range between $85 million to $95 million. We plan to focus all of our 2018 drilling efforts in the Haynesville Shale Trend.

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

We have supported our cash flows with derivative contracts that covered approximately 61% of our natural gas sales volumes for the first three months of 2018 and 59% of our oil volumes for the first three months of 2018. For additional information on our derivative instruments see Note 8—“Commodity Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash flow statement information:
Net cash:
Provided by operating activities	$6,256	$4,665
Used in investing activities	(5,781)	(3,384)
Used in financing activities	(16,736)	(182)
Increase (decrease) in cash and cash equivalents	$(16,261)	$1,099

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations for both the three months ended March 31, 2018 and March 31, 2017. Changes in working capital and net cash settlements related to our derivative contracts also impact cash flows. Net cash provided by operating activities for the three months ended March 31, 2018 was $6.3 million including operating cash flows before working capital changes of $3.2 million reduced by net cash payments of $0.4 million in settlement of derivative contracts. Net cash provided by operating activities for the three months ended March 31, 2017 was $4.7 million including operating cash flows before working capital changes of $0.4 million including net cash received of $0.1 million on settlement of derivative contracts.

Investing activities: We recorded capital expenditures of approximately $21.0 million for the three months ended March 31, 2018. Net cash used in investing activities was $5.8 million for the three months ended March 31, 2018. The difference in capital expenditures and net cash used in investing activities for the three months ended March 31, 2018 was attributed to $2.2 million accrued capital expenditures at March 31, 2018, $0.2 million of utilized inventory, $0.1 million in asset retirement obligation dispositions and $23.2 million proceeds received from the sale of assets, offset by the $10.5 million accrued capital expenditures at December 31, 2017 that were paid in 2018. Capital expenditures for the three months ended March 31, 2018 include $0.7 million of capitalized internal costs directly related to our acquisition of leasehold, drilling and completion activities. Capital expenditures during the three months ended March 31, 2018 were substantially all spent on drilling and completions costs in the Haynesville Shale Trend.

Financing activities: Net cash used in financing activities for the three months ended March 31, 2018 reflects the pay-off of all amounts outstanding under our 2017 Senior Credit Facility.

Debt consisted of the following balances as of the dates indicated (in thousands):

	March 31, 2018		December 31, 2017
	Principal	Carrying Amount	Principal	Carrying Amount
2017 Senior Credit Facility	$—	$—	$16,723	$16,723
Convertible Second Lien Notes (1)	48,602	41,464	47,015	39,002
Total debt	$48,602	$41,464	$63,738	$55,725

(1) The debt discount is being amortized using the effective interest rate method based upon a maturity date of August 30, 2019. The principal includes $8.6 million and $7.0 million of paid in-kind interest at March 31, 2018 and December 31, 2017, respectively. The carrying value includes $7.1 million and $8.0 million of unamortized debt discount at March 31, 2018 and December 31, 2017, respectively.

For additional information on our financing activities, see Note 4—“Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2017, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended March 31, 2018.

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

For information regarding our accounting policies and additional information related to our derivative and financial instruments, see Note 1—“Description of Business and Significant Accounting Policies”, Note 4—“Debt” and Note 8—“Commodity Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Commodity Price Risk

Our most significant market risk relates to fluctuations in crude oil and natural gas prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash write-down of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. We entered into natural gas derivative instruments during the three months ended March 31, 2018 in order to reduce the price risk associated with production in 2018 of approximately 16,000 to 40,000 MMBtu per day through March 2020. We did not enter into derivatives instruments for trading purposes. Utilizing actual derivative contractual volumes, a hypothetical increase of 10% in the underlying commodity prices would have changed the derivative gas asset position to a liability position with a change of $7.5 million and increased the derivative oil liability position by $1.2 million as of March 31, 2018. Likewise, a hypothetical decrease of 10% in the underlying commodity prices would have increased the gas asset position by $7.9 million and decreased the derivative oil liability by $1.2 million as of March 31, 2018. Furthermore, a gain or loss on derivatives would have been substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

Adoption of Comprehensive Financial Reform

The adoption of comprehensive financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of March 31, 2018, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

A discussion of our current legal proceedings is set forth in Part I, Item 1 under Note 9—“Commitments and Contingencies” to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

As of March 31, 2018, we did not have any material outstanding and pending litigation.

Item 1A—Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or future results.

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

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: May 15, 2018	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: May 15, 2018	By:	/S/ Robert T. Barker
Robert T. Barker
Vice President, Controller, Chief Accounting Officer and Chief Financial Officer