Form 10-Q
period 2018-06-30
GOODRICH PETROLEUM CORP
filed 2018-08-07
CIK 943861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
The Registrant had 11,838,386 shares of common stock outstanding on August 6, 2018.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,729	$25,992
Accounts receivable, trade and other, net of allowance	1,969	1,371
Accrued oil and natural gas revenue	7,317	4,958
Fair value of oil and natural gas derivatives	673	2,034
Inventory	1,722	2,521
Prepaid expenses and other	950	1,614
Total current assets	14,360	38,490
PROPERTY AND EQUIPMENT:
Unevaluated properties	5,878	5,984
Oil and natural gas properties (full cost method)	145,074	120,333
Furniture, fixtures and equipment	1,291	1,039
	152,243	127,356
Less: Accumulated depletion, depreciation and amortization	(24,783)	(15,899)
Net property and equipment	127,460	111,457
Fair value of oil and natural gas derivatives	447	566
Deferred tax asset	937	937
Other	626	691
TOTAL ASSETS	$143,830	$152,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,140	$17,204
Accrued liabilities	13,381	18,075
Fair value of oil and natural gas derivatives	2,045	1,002
Total current liabilities	36,566	36,281
Long term debt, net	50,080	55,725
Accrued abandonment cost	3,442	3,367
Fair value of oil and natural gas derivatives	608	517
Total liabilities	90,696	95,890
Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	—	—
Common stock: $0.01 par value, 75,000,000 shares authorized, and 11,836,986 shares issued and outstanding at June 30, 2018 and $0.01 par value, 75,000,000 shares authorized, and 10,770,962 shares issued and outstanding at December 31, 2017	119	108
Treasury stock (75,475 and zero shares, respectively)	(832)	—
Additional paid in capital	74,135	68,446
Accumulated deficit	(20,288)	(12,303)
Total stockholders’ equity	53,134	56,251
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,830	$152,141

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Oil and natural gas revenues	$17,784	$12,115	$29,627	$21,526
Other	51	350	42	352
	17,835	12,465	29,669	21,878
OPERATING EXPENSES:
Lease operating expense	2,465	2,950	5,031	7,261
Production and other taxes	669	424	1,309	1,083
Transportation and processing	2,086	1,868	3,398	3,044
Depreciation, depletion and amortization	5,560	3,083	9,012	5,377
General and administrative	4,803	3,772	9,999	8,235
Other	165	—	165	—
	15,748	12,097	28,914	25,000
Operating income (loss)	2,087	368	755	(3,122)
OTHER INCOME (EXPENSE):
Interest expense	(2,732)	(2,360)	(5,405)	(4,539)
Interest income and other expense	116	12	109	21
Gain (loss) on commodity derivatives not designated as hedges	(2,174)	766	(3,155)	506
	(4,790)	(1,582)	(8,451)	(4,012)

Reorganization items, net	42	—	(289)	195

Loss before income taxes	(2,661)	(1,214)	(7,985)	(6,939)
Income tax expense	—	—	—	—
Net loss	$(2,661)	$(1,214)	$(7,985)	$(6,939)
PER COMMON SHARE
Net loss applicable to common stock - basic	$(0.23)	$(0.13)	$(0.70)	$(0.74)
Net loss applicable to common stock - diluted	$(0.23)	$(0.13)	$(0.70)	$(0.74)
Weighted average common shares outstanding - basic	11,629	9,670	11,424	9,381
Weighted average common shares outstanding - diluted	11,629	9,670	11,424	9,381

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,985)	$(6,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	9,012	5,377
(Gain) loss on commodity derivatives not designated as hedges	3,155	(506)
Net cash received from (paid for) settlement of commodity derivative instruments	(541)	147
Share based compensation (non-cash)	3,167	3,379
Amortization of finance cost, debt discount, paid in-kind interest and accretion	5,157	3,975
(Gain) loss from material transfers and inventory write-down	218	(73)
Reorganization items, net	289	(78)
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(598)	1,757
Accrued oil and natural gas revenue	(2,359)	(2,626)
Prepaid expenses and other	(20)	(400)
Accounts payable	3,936	11,211
Accrued liabilities	(776)	904
Net cash provided by operating activities	12,655	16,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53,100)	(17,519)
Proceeds from sale of assets	26,920	—
Net cash used in investing activities	(26,180)	(17,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(16,723)	—
Proceeds from bank borrowings	6,000	—
Net receipts (payments) related to Convertible Second Lien Notes	3	(170)
Issuance cost, net	(10)	(278)
Other	(8)	—
Net cash used in financing activities	(10,738)	(448)
DECREASE IN CASH AND CASH EQUIVALENTS	(24,263)	(1,839)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,992	36,850
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,729	$35,011
Supplemental disclosures of cash flow information:
Cash paid for reorganization items, net	$543	$828
Cash paid for interest	$249	$581
Increase (decrease) in non-cash capital expenditures	$(2,805)	$1,526

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Significant Accounting Policies

Goodrich Petroleum Corporation (“Goodrich” and, together with its wholly-owned subsidiary, Goodrich Petroleum Company, L.L.C. (the “Subsidiary”), “we,” “our,” or the “Company”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend, (ii) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale Trend (“TMS”), and (iii) South Texas, which includes the Eagle Ford Shale Trend.

Basis of Presentation

The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly, certain information normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) has been condensed or omitted. This information should be read in conjunction with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

Accounts Payable—Accounts payable consisted of the following amounts as of June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Trade payables	$8,300	$4,092
Revenue payable	12,234	10,692
Prepayments from partners	374	2,193
Miscellaneous payables	232	227
Total Accounts payable	$21,140	$17,204

Accrued Liabilities—Accrued liabilities consisted of the following amounts as of June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Accrued capital expenditures	$7,706	$10,511
Accrued lease operating expense	843	786
Accrued production and other taxes	713	449
Accrued transportation and gathering	1,132	1,130
Accrued performance bonus	1,854	3,869
Accrued interest	3	244
Accrued office lease	658	696
Accrued reorganization costs	307	168
Accrued general and administrative expense and other	165	222
Total Accrued liabilities	$13,381	$18,075

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventory –Inventory consists of casing and tubulars that are expected to be used in our capital drilling program. Inventory is carried on the Consolidated Balance Sheets at the lower of cost or market.

Property and Equipment—Under US GAAP, two acceptable methods of accounting for oil and natural gas properties are allowed. These are the Successful Efforts Method and the Full Cost Method. Entities engaged in the production of oil and natural gas have the option of selecting either method for application in the accounting for their properties. The principal differences between the two methods are in the treatment of exploration costs, the computation of Depreciation, Depletion and Amortization (“DD&A”) expense and the assessment of impairment of oil and natural gas properties. We use the Full Cost Method to account for our investment in oil and gas properties.

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and thereby subject to DD&A and the full cost ceiling test. For the three months ended June 30, 2018 and 2017, we transferred $0.3 million and $1.9 million, respectively, from unevaluated properties to proved oil and natural gas properties. For the six months ended June 30, 2018 and 2017, we transferred $0.4 million and $12.8 million, respectively, from unevaluated properties to proved oil and natural gas properties. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

There were no Full Cost Ceiling Test write-downs for the three or six months ended June 30, 2018 or 2017.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2018 and December 31, 2017, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

Revenue Recognition—Oil and natural gas revenues are recognized upon delivery of our produced oil and natural gas volumes to our customers. Revenues from the production of crude oil and natural gas properties in which we have an interest with other producers are recognized in accordance with when the producing company records revenue on those volumes. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At June 30, 2018 and December 31, 2017, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted. See Note 2.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Guarantee—As of June 30, 2018, Goodrich Petroleum Company LLC, the wholly owned subsidiary of Goodrich Petroleum Corporation, was the Subsidiary Guarantor of our 13.50% Convertible Second Lien Senior Secured notes due 2019 (the “Convertible Second Lien Notes”).

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

New Accounting Pronouncements

On June 20, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. For public entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2018. We have not granted or issued share-based payments to nonemployees. We have evaluated the provisions of this ASU and do not expect it to have a material impact on our consolidated financial statements.

On March 13, 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740). The ASU adds seven paragraphs to the Accounting Standards Codification “ASC” 740, Income Taxes, that contain SEC guidance related to Staff Accounting Bulletin 118 (“Income Tax Accounting Implications of the Tax Cuts and Jobs Act”) as a result of the tax legislation passed in 2017 known as the “Tax Cuts and Jobs Act”. Specifically, the staff intended to address situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the Tax Cuts and Jobs Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Cuts and Jobs Act was enacted. The Company notes that it has considered the updates to ASC 740 as a result of the Tax Cuts and Jobs Act and has prepared its consolidated financial statements in accordance with the Tax Cuts and Jobs Act. See Note 7 for further discussion.

On August 28, 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this ASU make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. For public entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2018. We do not expect this ASU to have a material impact on our consolidated financial statements as we currently mark-to-market all of our derivative positions; however, we are evaluating the impact of this ASU should we choose to utilize hedge accounting in the future.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequently issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. The key difference between the existing standards and ASU 2016-02 is the requirement for lessees to recognize on their balance sheet all lease contracts with lease terms greater than 12

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

months, including operating leases. Specifically, lessees are required to recognize on the balance sheet at lease commencement, both (i) a right-of-use asset, representing the lessee’s right to use the leased asset over the term of the lease, and (ii) a lease liability, representing the lessee’s contractual obligation to make lease payments over the term of the lease. For lessees, ASU 2016-02 requires classification of leases as either operating or finance leases, which are similar to the current operating and capital lease classifications. However, the distinction between these two classifications under the ASU does not relate to balance sheet treatment, but relate to treatment and recognition in the statements of income and cash flows. Lessor accounting is largely unchanged from current US GAAP. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public entities. Early application is permitted. The Company has developed a project plan to guide the implementation of ASU 2016-02, which includes assessing our portfolio of leases and determining a process for ensuring completeness of our repository of active leases. We have not yet completed our evaluation of the impact the new lease accounting guidance will have on our consolidated financial statements; however, we do expect to recognize right of use assets and lease liabilities for our operating leases with terms longer than 12 months in the consolidated balance sheet upon adoption.

NOTE 2—Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, and the series of related ASU's that followed under ASC Topic 606 (collectively, “Topic 606”). Under Topic 606, revenue will generally be recognized upon delivery of our produced oil and natural gas volumes to our customers. Our customer sales contracts include oil and natural gas sales. Under Topic 606, each unit (Mcf or barrel) of commodity product represents a separate performance obligation which is sold at variable prices, determinable on a monthly basis. The pricing provisions of our contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, product quality and prevailing supply and demand conditions in the geographic areas in which we operate. We will allocate the transaction price to each performance obligation and recognize revenue upon delivery of the commodity product when the customer obtains control. Control of our produced natural gas volumes passes to our customers at specific metered points indicated in our natural gas contracts. Similarly, control of our produced oil volumes passes to our customers when the oil is measured either by a trucking oil ticket or by a meter when entering an oil pipeline. The Company has no control over the commodities after those points and the measurement at those points dictates the amount on which the customer's payment is based. Our oil and natural gas revenue streams include volumes burdened by royalty and other joint owner working interests. Our revenues are recorded and presented on our financial statements net of the royalty and other joint owner working interests. Our revenue stream does not include any payments for services or ancillary items other than sale of oil and natural gas.

We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. As of June 30, 2018 and December 31, 2017, receivables from contracts with customers were $7.3 million and $5.0 million, respectively.

Topic 606 will not change our pattern of timing of revenue recognition. We utilized the full retrospective method for adoption of Topic 606, and in accordance with this method our consolidated financial statements for periods prior to January 1, 2018 were not materially affected or revised. We also do not anticipate a material impact on our financial statements on an ongoing basis.

The following tables present our oil and natural gas revenues disaggregated by revenue source and by operated and non-operated properties:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Revenue (As Reported)	Oil Revenue	Gas Revenue	NGL Revenue	Total Revenue (As Reported)
Operated	$3,835	$10,900	$—	$14,735	$7,634	$16,701	$—	$24,335
Non-operated	133	2,912	4	3,049	276	5,008	8	5,292
Total oil and natural gas revenues	$3,968	$13,812	$4	$17,784	$7,910	$21,709	$8	$29,627

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Revenue (As Reported)	Oil Revenue	Gas Revenue	NGL Revenue	Total Revenue (As Reported)
Operated	$3,888	$4,716	$—	$8,604	$7,867	$6,062	$—	$13,929
Non-operated	141	3,366	4	3,511	272	7,315	10	7,597
Total oil and natural gas revenues	$4,029	$8,082	$4	$12,115	$8,139	$13,377	$10	$21,526

NOTE 3—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the six months ended June 30, 2018 is as follows (in thousands):

Six Months Ended June 30, 2018
Beginning balance at December 31, 2017	$3,367
Liabilities incurred	122
Accretion expense	128
Dispositions *	(175)
Ending balance at June 30, 2018	$3,442
Current liability	$—
Long term liability	$3,442

* - See Note 10 for further information on the dispositions during the three and six months ended June 30, 2018.

NOTE 4—Debt
Debt consisted of the following balances as of the dates indicated (in thousands):

	June 30, 2018		December 31, 2017
	Principal	Carrying Amount	Principal	Carrying Amount
2017 Senior Credit Facility	$6,000	$6,000	$16,723	$16,723
Convertible Second Lien Notes (1)	50,224	44,080	47,015	39,002
Total debt	$56,224	$50,080	$63,738	$55,725

(1) The debt discount is being amortized using the effective interest rate method based upon a maturity date of August 30, 2019. The principal includes $10.2 million and $7.0 million of paid in-kind interest at June 30, 2018 and December 31, 2017, respectively. The carrying value includes $6.1 million and $8.0 million of unamortized debt discount at June 30, 2018 and December 31, 2017, respectively.

The following table summarizes the total interest expense for the periods shown including contractual interest expense, amortization of debt discount, accretion and financing costs and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
2017 Senior Credit Facility	$75	*	$—	—%	$248	7.8%	$—	—%
Exit Credit Facility	—	—%	279	6.6%	—	—%	531	6.3%
Convertible Second Lien Notes (1)	2,657	24.7%	2,081	24.3%	5,157	24.8%	4,008	24.3%
Total interest expense	$2,732		$2,360		$5,405		$4,539
* - Not meaningful due to the timing of borrowings during the three months ended June 30, 2018.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Interest expense for the three months ended June 30, 2018 included $1.0 million of debt discount amortization and $1.6 million of paid in-kind interest, and interest expense for the three months ended June 30, 2017 included $0.7 million of debt discount amortization and $1.4 million of paid in-kind interest. Interest expense for the six months ended June 30, 2018 included $1.8 million of debt discount amortization and $3.2 million of paid in-kind interest, and interest expense for the six months ended June 30, 2017 included $1.2 million of debt discount amortization and $2.8 million of paid in-kind interest.
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

2017 Senior Credit Facility

On October 17, 2017, the Company entered into the Amended and Restated Senior Secured Revolving Credit Agreement (the “Credit Agreement”) with the Subsidiary, as borrower, JP Morgan Chase Bank, N.A. as administrative agent, and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “2017 Senior Credit Facility”). The 2017 Senior Credit Facility amends, restates and refinances the obligations under the Exit Credit Facility. The 2017 Senior Credit Facility matures (a) October 17, 2021 or (b) if the Convertible Second Lien Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by September 30, 2019, September 30, 2019. The maximum credit amount under the 2017 Senior Credit Facility at June 30, 2018 was $250.0 million with a borrowing base of $40.0 million. The borrowing base is scheduled to be redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the administrative agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. On July 13, 2018, the borrowing base was increased to $60.0 million with an elected draw limit of $50.0 million in recognition of the limitation set forth in the Convertible Second Lien Notes. The Company may also request the issuance of letters of credit under the Credit Agreement in an aggregate amount up to $10.0 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

All amounts outstanding under the 2017 Senior Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (i) the alternative base rate plus an applicable margin ranging from 1.75% to 2.75%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin from 2.75% to 3.75%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2017 Senior Credit Facility are subject to a 0.50% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2017 Senior Credit Facility will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. As of June 30, 2018, the interest rate on the 2017 Senior Credit Facility was 6.75%.

The 2017 Senior Credit Facility also contains certain financial covenants, including (i) the maintenance of a ratio of Total Debt (as defined in the Credit Agreement) to EBITDAX not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter, (ii) a current ratio (based on the ratio of current assets to current liabilities) not to be less than 1.00 to 1.00 and (iii) until no Convertible Second Lien Notes remain outstanding, (A) the maintenance of a ratio of Total Proved PV10% attributable to the Company’s and Borrower’s Proved Reserves (as defined in the Credit Agreement) to Total Secured Debt (net of any Unrestricted Cash not to exceed $10.0 million) not to be less than 1.50 to 1.00 and (B) minimum liquidity requirements.

The obligations under the Credit Agreement are guaranteed by the Company and are secured by a first lien security interest in substantially all of the assets of the Company and the Subsidiary.

As of June 30, 2018, the Company had $6.0 million outstanding borrowings. The Company also had $0.5 million of unamortized debt issuance costs recorded as of June 30, 2018 related to the 2017 Senior Credit Facility.

As of June 30, 2018, the Company was in compliance with all covenants within the 2017 Senior Credit Facility.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Convertible Second Lien Notes as set forth in the agreement, will mature on August 30, 2019 or six months after the maturity of our current revolving credit facility but in no event later than March 30, 2020. The 2017 Senior Credit Facility matures no earlier than September 30, 2019; consequently, the Convertible Second Lien Notes will mature on March 30, 2020. The Convertible Second Lien Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in-kind on the then outstanding principal amount of the Convertible Second Lien Notes by increasing the principal amount of the outstanding Convertible Second Lien Notes or by issuing additional Second Lien Notes (“PIK Interest Notes”). The PIK Interest Notes are not convertible. During such time as the Exit Credit Agreement (but not any refinancing or replacement thereof) was in effect, interest on the Convertible Second Lien Notes had to be paid in-kind. As to the new 2017 Senior Credit Facility, interest on the Convertible Second Lien Notes must be paid in-kind; provided however, that after the quarter ending March 31, 2018, if (i) there is no default, event of default or borrowing base deficiency that has occurred and is continuing, (ii) the ratio of total debt to EBITDAX as defined under the 2017 Senior Credit Facility is less than 1.75 to 1.0 and (iii) the unused borrowing base is at least 25%, then the Company can pay the interest on the Convertible Second Lien Notes in cash, at its election.

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

Upon issuance of the Convertible Second Lien Notes in October 2016, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion as well as warrants on the debt instrument, we recorded a debt discount of $11.0 million, thereby reducing the $40.0 million carrying value upon issuance to $29.0 million and recorded an equity component of $11.0 million. The debt discount is amortized using the effective interest rate method based upon an original term through August 30, 2019. $6.1 million of debt discount remains to be amortized on the Convertible Second Lien Notes as of June 30, 2018.

As of June 30, 2018, the Company was in compliance with all covenants within the Indenture governing the Convertible Second Lien Notes.

NOTE 5—Equity

During the three months ended June 30, 2018, certain holders of the 10 year costless warrants associated with the Convertible Second Lien Notes exercised 273,437 warrants for the issuance of an equal amount of our one cent par value common stock. The Company received cash for the one cent par value for the issuance of 273,437 common shares. During the six months ended June 30, 2018, certain holders of the 10 year costless warrants associated with the Convertible Second Lien

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes exercised 862,812 warrants for the issuance of an equal amount of our one cent par value common stock. The Company received cash for the one cent par value for the issuance of 315,937 common shares. As of June 30, 2018, 207,500 of such warrants remain un-exercised.

During the three and six months ended June 30, 2017, holders of the 10 year costless warrants attached to the Convertible Second Lien Notes, exercised 1,375,000 warrants for the issuance of an equal amount of our one cent par value common stock. The Company received cash for the one cent par value for issuance of 625,000 common shares and the remaining common shares were issued cashless, which resulted in 564 shares repurchased by the Company and held in treasury stock. These treasury stock shares were subsequently retired.

The Company had no material vestings of its share based compensation units during the three or six months ended June 30, 2018 or 2017.

NOTE 6—Net Income (Loss) Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted loss per common share for the three and six months ended June 30, 2018 and 2017. The following table sets forth information related to the computations of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in thousands, except per share data)
Basic and Diluted net loss per share:
Net loss applicable to common stock	$(2,661)	$(1,214)	$(7,985)	$(6,939)
Weighted average shares of common stock outstanding	11,629	9,670	11,424	9,381
Basic and Diluted net loss per share (1) (2)	$(0.23)	$(0.13)	$(0.70)	$(0.74)
(1) Common shares issuable on assumed conversion of share-based compensation were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive. *	491	334	346	296
(2) Common shares issuable upon conversion of the Convertible Second Lien Notes and associated warrants and unsecured claim holders were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	3,517	4,389	3,517	4,389

* - Common shares issuable on assumed conversion of share-based compensation assumes a payout of the Company's performance share awards at 100% of the initial performance units granted (or a ratio of one unit to one common share). The range of common stock shares which may be earned ranges from zero to 250% of the initial performance units granted.

NOTE 7—Income Taxes

We recorded no income tax expense or benefit for the three or six months ended June 30, 2018. We recorded a valuation allowance for our net deferred tax asset at December 31, 2016. The valuation allowance was $86.7 million at December 31, 2017, which resulted in a net non-current deferred tax asset of $0.9 million appearing on our statement of financial position. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our recent history of net operating losses in 2017 and prior years) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The tax benefit recorded for 2017 is due to Alternative Minimum Tax (“AMT”) credits that are expected to be recognized by the Company, which have been reduced for the anticipated sequestration. The remaining $0.9 million of AMT credits, which is less anticipated sequestration, are expected to be fully refundable in tax years 2018 - 2021 regardless of the Company's regular tax liability as a result of the repeal of the Corporate AMT under the Tax Cuts and Jobs Act. The Company no longer has a valuation allowance recorded against our estimate of refundable AMT credits. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of June 30, 2018 aside from the deferred tax asset related to the AMT credits.

As of June 30, 2018, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2017.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the United States enacted tax reform legislation known as the H.R.1, commonly referred to as the “Tax Cuts and Jobs Act”, resulting in significant modifications to existing law. Our financial statements for the year ended December 31, 2017 and now for the three and six months ended June 30, 2018 reflect the effects of the Tax Cuts and Jobs Act which includes a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018, as well as other changes. The Company follows the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act for the reporting period in which the Tax Cuts and Jobs Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Tax Cuts and Jobs Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date. We calculated the impact of the Tax Cuts and Jobs Act in our year ended December 31, 2017 income tax provision in accordance with our understanding of the Tax Cuts and Jobs Act and guidance available. We continue to gather and evaluate the income tax impact of the Tax Cuts and Jobs Act. The ultimate impact of the Tax Cuts and Jobs Act on our reported results in 2018 and beyond may differ, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the Tax Cuts and Jobs Act.

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
The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Oil and Natural Gas Derivatives (in thousands)	2018	2017	2018	2017
Gain (loss) on commodity derivatives not designated as hedges, settled	$(156)	$4	$(541)	$147
Gain (loss) on commodity derivatives not designated as hedges, not settled	(2,018)	762	(2,614)	359
Total gain (loss) on commodity derivatives not designated as hedges	$(2,174)	$766	$(3,155)	$506
Commodity Derivative Activity
We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivatives are approved by the Hedging Committee of the Board, and reviewed periodically by the Board.
Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering into derivative contracts. We would have been at risk of losing $0.2 million had BP Energy Company been unable to fulfill their obligations as of June 30, 2018.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018, the open positions on our outstanding commodity derivative contracts, all of which were with JPMorgan Chase Bank, N.A. and BP Energy Company, were as follows:

Contract Type	Daily Volume	Total Volume	Fixed Price	Fair Value at June 30, 2018 (In thousands)
Oil swaps (Bbls)
2019	312	114,025	$51.08	$(1,438)
2018	350	64,400	$51.08	(1,216)
Total Oil				$(2,654)
Natural Gas swaps (MMBtu)
2020 (through March 31, 2020)	40,000	3,640,000	$2.814	$(368)
2019	42,466	15,500,000	$2.814-$3.033	1,048
2018	38,500	7,084,000	$2.985-$3.033	441
Total Natural Gas				$1,121
Total Oil and Natural Gas				$(1,533)

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each Level as of June 30, 2018 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1—“Description of Business and Significant Accounting Policies” for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

Description	Level 1	Level 2	Level 3	Total
Fair value of oil and natural gas derivatives - Current Assets	$—	$673	$—	$673
Fair value of oil and natural gas derivatives - Non-current Assets	—	447	—	447
Fair value of oil and natural gas derivatives - Current Liabilities	—	(2,045)	—	(2,045)
Fair value of oil and natural gas derivatives - Non-current Liabilities	—	(608)	—	(608)
Total	$—	$(1,533)	$—	$(1,533)
We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets for the periods ending June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Fair value of oil and natural gas derivatives - Current Assets	$1,227	$(554)	$673	$2,035	$(1)	$2,034
Fair value of oil and natural gas derivatives - Non-current Assets	885	(438)	447	633	(67)	566
Fair value of oil and natural gas derivatives - Current Liabilities	(2,599)	554	(2,045)	(1,002)	—	(1,002)
Fair value of oil and natural gas derivatives - Non-current Liabilities	(1,046)	438	(608)	(585)	68	(517)
Total	$(1,533)	$—	$(1,533)	$1,081	$—	$1,081

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

Operating Leases—We have commitments under operating lease agreements for office space and office equipment. Total rent expense for the three months ended June 30, 2018 and 2017 was approximately $0.4 million and $0.5 million,

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

respectively. Total rent expense for the six months ended June 30, 2018 and 2017 was approximately $0.8 million and $0.9 million, respectively.

NOTE 10—Dispositions

On May 21, 2018, the Company closed on the sale of working interests in certain oil and gas leases, including wells, facilities and leasehold acres, in our Tuscaloosa Marine Shale Trend operating area located in East and West Feliciana Parish, Louisiana for total consideration of approximately $3.3 million with an effective date of May 1, 2018. The disposition was subject to customary post-closing adjustments. The disposition was recorded as a reduction to our oil and natural gas properties (full cost method) on our Consolidated Balance Sheet.

On February 28, 2018, the Company closed, in two separate transactions, the sale of working interests in certain oil and gas leases, wells, units and facilities and certain net leasehold interests in a portion of its undeveloped acreage in the Angelina River Trend in Angelina and Nacogdoches Counties, Texas to BP America Production Company for total consideration of $23.0 million, with an effective date of January 1, 2018. The disposition was subject to customary post-closing adjustments. The disposition was recorded as a reduction to our oil and natural gas properties (full cost method) on our Consolidated Balance Sheet. The Company utilized the proceeds from these dispositions to pay down the outstanding balance of the 2017 Senior Credit Facility on March 2, 2018 and to fund our capital expenditures program.

The Company also sold other miscellaneous acreage during the three and six months ended June 30, 2018 for $0.4 million and $0.7 million, respectively, which was also recorded as a reduction to our oil and natural gas properties (full cost method) on our Consolidated Balance Sheet.

NOTE 11—Subsequent Events

On July 13, 2018, the Company entered into the First Amendment to Credit Agreement (the “First Amendment”) with the Subsidiary, as borrower, JP Morgan Chase Bank, N.A. as administrative agent, and certain lenders that are party thereto. The First Amendment amends the 2017 Senior Credit Facility. The First Amendment increased the borrowing base under the Credit Agreement from $40.0 million to $50.0 million. Additionally, the First Amendment, among other things, modifies the terms of the 2017 Senior Credit Facility to provide the Company with the right to elect to reduce the proposed Borrowing Base (as defined in the First Amendment) to a lower Draw Limit (as defined in the First Amendment) by providing notice to the lenders contemporaneously with each scheduled and interim redetermination of the Borrowing Base under the 2017 Senior Credit Facility. Upon approval by the lenders of a proposed lower Draw Limit, such Draw Limit will be the Borrowing Base until the next scheduled or interim redetermination pursuant to the terms of the 2017 Senior Credit Facility, as amended by the First Amendment.

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

Overview

Goodrich Petroleum Corporation (“Goodrich” and, together with its wholly-owned subsidiary, Goodrich Petroleum Company, L.L.C. (the “Subsidiary”), “we,” “our,” or the “Company”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend, (ii) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale Trend (“TMS”), and (iii) South Texas, which includes the Eagle Ford Shale Trend.

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

We strive to increase our oil and natural gas reserves, production and cash flow through exploration and development activities. We develop an annual capital expenditure budget, which is reviewed and approved by our Board of Directors (the “Board”) on a quarterly basis and revised throughout the year as circumstances warrant. We take into consideration our projected operating cash flow, commodity prices for oil and natural gas and available sources of external financing, such as bank debt, asset divestitures, issuances of debt and equity securities, and strategic joint ventures, when establishing our capital expenditure budget.

We place primary emphasis on our operating cash flow in managing our business. Management considers operating cash flow a more important indicator of our financial success than other traditional performance measures, such as net income, because operating cash flow considers only the cash expenses incurred during the period and excludes the non-cash impact of unrealized derivative gains (losses), non-cash general and administrative expenses and impairments.

Our revenues and operating cash flow depend on the successful development of our inventory of capital projects with available capital, the volume and timing of our production, as well as prevailing commodity prices for oil and natural gas. Commodity prices are largely beyond our control; however, we employ commodity hedging techniques in an attempt to minimize the volatility of short term commodity price fluctuations on our revenues and operating cash flow.

Primary Operating Areas

Haynesville Shale Trend

Our development acreage in the Haynesville Shale Trend is primarily centered in DeSoto, Caddo and Red River parishes, Louisiana. We held approximately 45,900 gross (21,800 net) acres as of June 30, 2018 producing from and prospective for the Haynesville Shale Trend. Our net production volumes from our Haynesville Shale Trend wells represented approximately 94% of our total equivalent production on a Mcfe basis for the second quarter of 2018. We completed and produced 4 gross (2.0 net) new wells in the second quarter of 2018 and have 7 gross (2.8 net) wells in the drilling and completion phases as of June 30, 2018. We plan to focus all of our 2018 drilling efforts in the Haynesville Shale Trend.

Tuscaloosa Marine Shale Trend

We held approximately 60,000 gross (43,100 net) acres in the TMS as of June 30, 2018. We have 2 gross (1.7 net) TMS wells drilled and awaiting completion. During the second quarter of 2018, we sold a portion of our interest in the western area of our TMS acreage position in East and West Feliciana Parishes, Louisiana for $3.3 million. Our net production volumes from our TMS wells represented approximately 6% of our total equivalent production on a Mcfe basis and approximately 100% of our total oil production for the second quarter of 2018. Despite making no capital expenditures, we are seeking to maintain production through strategic expense workover operations in the TMS.

Eagle Ford Shale Trend

We hold approximately 14,000 net acres of undeveloped leasehold in the Eagle Ford Shale Trend all of which is prospective for future development or sale.

Results of Operations

The items that had the most material financial effect on our net loss of $2.7 million for the three months ended June 30, 2018 were a $2.2 million loss on our commodity derivatives not designated as hedges, $1.4 million share-based compensation included in general and administrative expense and $2.7 million in interest expense. All but $0.2 million of these items are non-cash expenses. The items that had the most material financial effect on our net loss of $8.0 million for the six months ended June 30, 2018 were a $3.2 million loss on our commodity derivatives not designated as hedges, $3.1 million share-based compensation included in general and administrative expense and $5.4 million in interest expense. All but $0.8 million of these items are non-cash expenses.

The item that had the most material financial effect on our net loss of $1.2 million for the three months ended June 30, 2017 was lease operating expense. Lease operating expense in the period included $0.7 million in workover expenses incurred in our effort to increase production volumes after having curtailed such expenditures while in bankruptcy during the previous year. The item that had the most material financial effect on our net loss of $6.9 million for the six months ended June 30, 2017 was lease operating expense. Lease operating expense in the period included $2.9 million in workover expenses incurred in our effort to increase production volumes after having curtailed such expenditures while in bankruptcy during the previous year.

The following table reflects our summary operating information for the periods presented in thousands, except for price and volume data. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

Revenues from Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except for price and average daily production data)	2018	2017	Variance		2018	2017	Variance
Revenues:
Natural gas	$13,816	$8,086	$5,730	71%	$21,717	$13,387	$8,330	62%
Oil and condensate	3,968	4,029	(61)	(2)%	7,910	8,139	(229)	(3)%
Natural gas, oil and condensate	17,784	12,115	5,669	47%	29,627	21,526	8,101	38%
Net Production:
Natural gas (MMcf)	5,170	2,795	2,375	85%	8,122	4,628	3,494	75%
Oil and condensate (MBbls)	57	84	(27)	(32)%	118	166	(48)	(29)%
Total (Mmcfe)	5,513	3,299	2,214	67%	8,829	5,623	3,206	57%
Average daily production (Mcfe/d)	60,582	36,253	24,329	67%	48,779	31,066	17,713	57%
Average realized sales price per unit:
Natural gas (per Mcf)	$2.67	$2.89	$(0.22)	(8)%	$2.67	$2.89	$(0.22)	(8)%
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	$2.76	$2.89	$(0.13)	(4)%	$2.74	$2.92	$(0.18)	(6)%
Oil and condensate (per Bbl)	$69.39	$47.96	$21.43	45%	$67.12	$49.03	$18.09	37%
Oil and condensate (per Bbl) including the effect of realized losses on derivatives	$58.69	$47.96	$10.73	22%	$58.33	$49.03	$9.30	19%
Average realized price (per Mcfe)	$3.23	$3.67	$(0.44)	(12)%	$3.36	$3.83	$(0.47)	(12)%

Natural gas, oil and condensate revenues increased by $5.7 million and $8.1 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase was primarily driven by higher natural gas production and higher realized oil prices offset by lower oil production and lower natural gas prices. The increase in natural gas production volumes is attributed to four Haynesville Shale Trend wells completed in the second quarter of 2018 and the continued production of five Haynesville Shale Trend wells completed in 2017 and the first quarter of 2018. We are concentrating our operational activities and resources on increasing natural gas production in the Haynesville Shale Trend. For the three and six months ended June 30, 2018, 78% and 73%, respectively, of our oil and natural gas revenue was attributable to natural gas sales compared to 67% and 62% for the three and six months ended June 30, 2017, respectively.

Operating Expenses

As described below, total operating expenses increased $3.7 million and $3.9 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in total operating expenses for the three months ended June 30, 2018 was primarily due to increased depreciation, depletion and amortization expense of $2.5 million and increased general and administrative expense of $1.0 million. The increase in total operating expenses for the six months ended June 30, 2018 was primarily due to increased depreciation, depletion and amortization expense of $3.6 million, increased general and administrative expense of $1.8 million, and increased transportation expense of $0.4 million offset by decreased lease operating expense of $2.2 million.

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses (in thousands)	2018	2017	Variance		2018	2017	Variance
Lease operating expenses	$2,465	$2,950	$(485)	(16)%	$5,031	$7,261	$(2,230)	(31)%
Production and other taxes	669	424	245	58%	1,309	1,083	226	21%
Operating Expenses per Mcfe
Lease operating expenses	$0.45	$0.89	$(0.44)	(49)%	$0.57	$1.29	$(0.72)	(56)%
Production and other taxes	$0.12	$0.13	$(0.01)	(8)%	$0.15	$0.19	$(0.04)	(21)%

Lease Operating Expense

Lease operating expense decreased $0.5 million and $2.2 million during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease is substantially attributed to a decrease in workover expense and lower per unit costs for new Haynesville Shale Trend wells for the three and six months ended June 30, 2018 compared to the same period in 2017, offset by increased costs due to an increased well count for the three and six months ended June 30, 2018. We incurred $0.7 million in workover cost for the three months ended June 30, 2017 and only $0.3 million for the three months ended June 30, 2018. We incurred $2.9 million in workover cost for the six months ended June 30, 2017 and only $0.6 million for the six months ended June 30, 2018. The majority of the workover expense incurred in the second quarter of 2018 is attributed to our TMS wells in the effort to maintain our oil production. Lease operating expense exclusive of workover expense on a per unit basis was $0.40 and $0.67 per Mcfe for the three months ended June 30, 2018 and 2017, respectively, and $0.50 and $0.78 for the six months ended June 30, 2018 and 2017, respectively. We expect per unit lease operating expense to continue to decrease as we increase production from the Haynesville Shale Trend, which carries a lower per unit lease operating expense than the Company’s current per unit rate.

Production and Other Taxes

Production and other taxes, which includes severance and ad valorem taxes, has increased by $0.2 million for the three and six months ended June 30, 2018 as compared to the same periods in 2017. Severance taxes for the three and six months ended June 30, 2018 were $0.4 million and $0.8 million, respectively, and ad valorem taxes for the three and six months ended June 30, 2018 were $0.3 million and $0.5 million, respectively. Severance taxes for the three and six months ended June 30, 2017 were $0.5 million and $0.8 million, respectively, and ad valorem taxes were negligible and $0.3 million for the three and six months ended June 30, 2017, respectively.

Severance taxes decreased less than $0.1 million for the three months ended June 30, 2018 as compared with the same period in 2017, reflecting decreased oil production volumes offset by expiration of tax exemptions on certain wells in Mississippi and Louisiana. Severance taxes increased less than $0.1 million for the six months ended June 30, 2018 as compared with the same period in 2017, reflecting the expiration of tax exemptions on certain wells in Mississippi and Louisiana offset by decreased oil production volumes.

    The State of Mississippi has enacted an exemption from the existing 6.0% severance tax for horizontal wells drilled after July 1, 2013 with production commencing before July 1, 2018, which is partially offset by a 1.3% local severance tax on such wells. The tax exemption on all of our Mississippi oil wells has expired.

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

Ad valorem taxes increased by $0.3 million and $0.2 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 due to no receipt of refunds for ad valorem taxes in 2018 as were received in 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses (in thousands):	2018	2017	Variance		2018	2017	Variance
Transportation and processing	$2,086	$1,868	$218	12%	$3,398	$3,044	$354	12%
Depreciation, depletion and amortization	5,560	3,083	2,477	80%	9,012	5,377	3,635	68%
General and administrative	4,803	3,772	1,031	27%	9,999	8,235	1,764	21%
Other	165	—	165	100%	165	—	165	100%
Operating Expenses per Mcfe
Transportation and processing	$0.38	$0.57	$(0.19)	(33)%	$0.38	$0.54	$(0.16)	(30)%
Depreciation, depletion and amortization	$1.01	$0.93	$0.08	9%	$1.02	$0.96	$0.06	6%
General and administrative	$0.87	$1.14	$(0.27)	(24)%	$1.13	$1.46	$(0.33)	(23)%
Other	$0.03	$—	$0.03	100%	$0.02	$—	$0.02	100%

Transportation and Processing

Transportation and processing expense for the three and six months ended June 30, 2018 increased while per unit expense decreased compared to the same periods in 2017, reflecting increased production from our operated Haynesville Shale Trend wells. Our natural gas volumes from our operated wells generally carry less transportation cost than from wells we do not operate. Our per unit transportation cost will continue to decrease as we increase our operated natural gas production.

Depreciation, Depletion and Amortization (“DD&A”)

DD&A expense is calculated on the Full Cost Method of Accounting using the units of production (the “UOP”) method. The increase in DD&A was attributed primarily to increased production for the three and six months ended June 30, 2018 as compared to the same periods in 2017.

General and Administrative (“G&A”)

We recorded $4.8 million and $10.0 million in G&A expense for the three and six months ended June 30, 2018, respectively, which included non-cash expenses of $1.4 million and $3.1 million, respectively, for share based compensation. G&A expense increased for the three and six months ended June 30, 2018 by $1.0 million and $1.8 million, respectively, compared to the same periods in 2017 primarily due to increased share based compensation expense and other employee related expenses including employee benefits costs and accrued performance bonuses.

We recorded $3.8 million and $8.2 million in G&A expense in the three and six months ended June 30, 2017, respectively, which included non-cash expenses of (i) $1.0 million and $2.0 million, respectively, for share based compensation, (ii) $0.7 million and $1.4 million, respectively, in performance bonuses of which a majority were compensated in common stock and (iii) $0.1 million and $0.3 million, respectively, of office rent amortization.

Other Operating Expense

We recorded $0.2 million in Other operating expense for the three and six months ended June 30, 2018, which includes a $0.2 million loss on the sale of inventory.

Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
Other income (expense) (in thousands):	2018	2017	Variance		2018	2017	Variance
Interest expense	$(2,732)	$(2,360)	$(372)	16%	$(5,405)	$(4,539)	$(866)	19%
Interest income and other	116	12	104	867%	109	21	88	419%
Gain (loss) on commodity derivatives not designated as hedges	(2,174)	766	(2,940)	(384)%	(3,155)	506	(3,661)	(724)%

Average funded borrowings adjusted for debt discount and accretion	$43,401	$50,488	$(7,087)	(14)%	$46,875	$49,490	$(2,615)	(5)%
Average funded borrowings	$50,194	$60,165	$(9,971)	(17)%	$54,119	$59,459	$(5,340)	(9)%

Interest Expense

Interest expense for the three and six months ended June 30, 2018 reflected cash interest of $0.1 million and $0.2 million, respectively, incurred on the 2017 Senior Credit Facility (as defined below) and non-cash interest of $2.6 million and $5.2 million, respectively, incurred on the Company's 13.50% Convertible Second Lien Senior Secured Notes due 2019 (the “Convertible Second Lien Notes”), which included $1.6 million and $3.2 million, respectively, of paid in-kind interest and $1.0 million and $1.8 million, respectively, of amortization of debt discount.

Interest expense for the three and six months ended June 30, 2017 reflected cash interest of $0.3 million and $0.5 million, respectively, incurred on the Exit Credit Facility and non-cash interest of $2.1 million and $4.0 million, respectively, incurred on the Convertible Second Lien Notes, which included the paid in-kind interest and amortization of debt discount.

Gain (Loss) on Commodity Derivatives Not Designated as Hedges

Loss on commodity derivatives not designated as hedges for the three and six months ended June 30, 2018 was comprised of an unrealized loss of $2.0 million and $2.6 million, respectively, representing the change of the fair value of our open natural gas and oil derivative contracts, as well as a loss of $0.2 million and $0.5 million, respectively, on cash settlement of natural gas and oil derivative contracts.

Gain on commodity derivatives not designated as hedges for the three months ended June 30, 2017 was comprised of an unrealized gain of $0.8 million, representing the change of the fair value of our natural gas derivative contracts, as well as a de minimis gain on cash settlement. Gain on commodity derivatives not designated as hedges for the six months ended June 30, 2017 was comprised of an unrealized gain of $0.4 million, representing the change of the fair value of our natural gas derivative contracts, as well as a $0.1 million gain on cash settlement.

Reorganization gain (loss), net

Reorganization gain (loss), net for the three and six months ended June 30, 2018 was less than $0.1 million gain and a $0.3 million loss, respectfully. The claims settled in the second quarter of 2018 resulted in a net reorganization gain of $0.3 million which was offset by legal fees incurred on the claims settlements and the final trustee fee of $0.2 million. We settled all remaining claims and closed our bankruptcy case in the second quarter of 2018. One claim has until September 27, 2018 to file a petition with the U.S. Supreme Court to appeal.

Income Tax Benefit

We recorded no income tax expense or benefit for the three or six months ended June 30, 2018. We recorded a valuation allowance for our net deferred tax asset at December 31, 2016. The valuation allowance was $86.7 million at December 31, 2017, which resulted in a net non-current deferred tax asset of $0.9 million appearing on our statement of financial position. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our recent history of net operating losses in 2017 and prior years) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The tax benefit recorded for 2017 is due to Alternative Minimum Tax (“AMT”) credits that are expected to be recognized by the Company, which have been reduced for the anticipated sequestration. The remaining $0.9 million of AMT credits, which is less anticipated sequestration, are expected to be fully refundable in tax years 2018 - 2021 regardless of the Company's regular tax liability as a result of the repeal of the Corporate AMT under the Tax Cuts and Jobs Act. The Company no longer has a valuation allowance recorded against our estimate of refundable AMT credits. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of June 30, 2018 aside from the deferred tax asset related to the AMT credits.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net loss (US GAAP)	$(2,661)	$(1,214)	$(7,985)	$(6,939)
Interest expense	2,732	2,360	5,405	4,539
Depreciation, depletion and amortization	5,560	3,083	9,012	5,377
Share based compensation expense (non-cash)	1,491	1,651	3,167	3,379
Mark-to-market (gain) loss on commodity derivatives not designated as hedges	2,018	(762)	2,614	(359)
Other items (1)	(240)	(12)	98	(216)
Adjusted EBITDA	$8,900	$5,106	$12,311	$5,781

(1)	Other items include interest income, reorganization and other non-recurring income and expense.

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

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three months ended June 30, 2018 were cash on hand, cash from operating activities, borrowings under our 2017 Senior Credit Facility and proceeds from the sale of assets. We used cash primarily to fund capital expenditures. We currently plan to fund our operations and capital expenditures for the remainder of 2018 through a combination of cash on hand, cash from operating activities and borrowings under our 2017 Senior Credit Facility, although we may from time to time consider the funding alternatives described below.

On October 17, 2017, we entered into the Amended and Restated Senior Secured Revolving Credit Facility (“Credit Agreement”) with the Subsidiary, as borrower, JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “2017 Senior Credit Facility”). Total lender commitments under the 2017 Senior Credit Facility are $250 million. The 2017 Senior Credit Facility matures on a) October 17, 2021 or b) if the Convertible Second Lien Notes have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by September 30, 2019, then September 30, 2019. Revolving borrowings under the 2017 Senior Credit Facility are limited to, and subject to periodic redeterminations, of the borrowing base. The initial borrowing base was $40 million. Pursuant to the terms of the 2017 Senior Credit Facility, borrowing base redeterminations will be on a semi-annual basis on or about March 1st and September 1st of each calendar year. JPMorgan Chase Bank, N.A. is the lead lender and administrative agent under the Senior Credit Facility.

We exited the second quarter of 2018 with cash of $1.7 million and $6.0 million outstanding borrowings with $34.0 million of availability under the 2017 Senior Credit Facility. Effective July 13, 2018, our borrowing base was increased to $60.0 million with an elected draw limit of $50.0 million in recognition of the limitation set forth in the Convertible Second Lien Notes. This increase in our borrowing base constituted the scheduled redetermination for spring 2018 under the 2017 Senior Credit Facility. Due to the timing of payment of our capital expenditures and timing of borrowings under our 2017 Senior Credit Facility, we reflected a working capital deficit of $22.2 million as of June 30, 2018. To the extent we operate with a working capital deficit, we expect such deficit to be offset by liquidity available under our 2017 Senior Credit Facility.

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

We have supported our cash flows with derivative contracts that covered approximately 44% and 50% of our natural gas sales volumes for the three and six months ended June 30, 2018, respectively and 64% and 61% of our oil sales volumes for the three and six months ended June 30, 2018, respectively. For additional information on our derivative instruments see Note 8—“Commodity Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cash Flows

The following table presents our comparative cash flow summary for the periods reported (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash flow statement information:
Net cash:
Provided by operating activities	$6,399	$10,863	$12,655	$15,528
Used in investing activities	(20,399)	(14,135)	(26,180)	(17,519)
Provided by (used in) financing activities	5,998	(266)	(10,738)	(448)
Decrease in cash and cash equivalents	$(8,002)	$(3,538)	$(24,263)	$(2,439)

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations for both the three and six months ended June 30, 2018 and June 30, 2017. Changes in working capital and net cash settlements related to our derivative contracts also impact cash flows. Net cash provided by operating activities for the three months ended June 30, 2018 was $6.4 million including operating cash flows before working capital changes of $9.2 million reduced by net cash payments of $0.2 million in settlement of derivative contracts. Net cash provided by operating activities for the three months ended June 30, 2017 was $10.9 million including operating cash flows before working capital changes of $4.8 million. Net cash provided by operating activities for the six months ended June 30, 2018 was $12.7 million including operating cash flows before working capital changes of $12.5 million reduced by net cash payments of $0.5 million in settlement of derivative contracts. Net cash provided by operating activities for the six months ended June 30, 2017 was $15.5 million including operating cash flows before working capital changes of $5.3 million including net cash receipts of $0.1 million in settlement of derivatives.

Investing activities: Net cash used in investing activities was $26.2 million for the six months ended June 30, 2018. We booked $52.0 million in capital expenditures, of which we paid out cash amounts totaling $53.1 million for drilling and development operations during the period. The difference is attributed to utilizing $0.7 million of cash calls paid in previous periods, utilizing $0.5 million from materials inventory, capitalized non-cash internal cost of $0.4 million, and capitalized net asset retirement obligations of $0.1 million offset by a net $2.8 million decrease in the capital expenditure accrual. The period also reflects the receipt of $26.9 million in proceeds from the sales of non-producing mineral interests and producing wells in non-core areas. We conducted drilling operations on 14 wells and completed 7 wells all in the Haynesville Shale Trend during the six month ended June 30, 2018, capitalizing $1.6 million in internal costs.

Financing activities: Net cash used in financing activities for the three and six months ended June 30, 2018 primarily reflects the borrowings and payoff of borrowings outstanding under our 2017 Senior Credit Facility.

Debt consisted of the following balances as of the dates indicated (in thousands):

	June 30, 2018		December 31, 2017
	Principal	Carrying Amount	Principal	Carrying Amount
2017 Senior Credit Facility	$6,000	$6,000	$16,723	$16,723
Convertible Second Lien Notes (1)	50,224	44,080	47,015	39,002
Total debt	$56,224	$50,080	$63,738	$55,725

(1) The debt discount is being amortized using the effective interest rate method based upon a maturity date of August 30, 2019. The principal includes $10.2 million and $7.0 million of paid in-kind interest at June 30, 2018 and December 31, 2017, respectively. The carrying value includes $6.1 million and $8.0 million of unamortized debt discount at June 30, 2018 and December 31, 2017, respectively.

For additional information on our financing activities, see Note 4—“Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2017, includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended June 30, 2018.

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

Commodity Price Risk

Our most significant market risk relates to fluctuations in crude oil and natural gas prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash write-down of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. We do not enter into derivatives instruments for trading purposes. Utilizing actual derivative contractual volumes, a hypothetical increase of 10% in the underlying commodity prices would have changed the derivative gas asset position to a liability position with a change of $7.0 million and increased the derivative oil liability position by $1.1 million as of June 30, 2018. Likewise, a hypothetical decrease of 10% in the underlying commodity prices would have increased the gas asset position by $7.3 million and decreased the derivative oil liability by $1.1 million as of June 30, 2018. Furthermore, a gain or loss on derivatives would have been substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of June 30, 2018, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

As of June 30, 2018, we did not have any material outstanding and pending litigation.

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

10.1*
First Amendment to Credit Agreement, dated as of July 13, 2018, by and among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

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

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: August 7, 2018	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: August 7, 2018	By:	/S/ Robert T. Barker
Robert T. Barker
Senior Vice President, Controller, Chief Accounting Officer and Chief Financial Officer