Form 10-K/A
period 2018-12-31
GOODRICH PETROLEUM CORP
filed 2019-04-26
CIK 943861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2018.

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                    to                    .

Commission File Number: 001-12719

GOODRICH PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	76-0466193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Louisiana, Suite 700 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(713) 780-9494

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GDP	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐     No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐     No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated By Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2019 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Unless expressly indicated or the context requires otherwise, the terms “we,” “our” or the “Company” in this document refer to Goodrich Petroleum Corporation, a Delaware corporation, and its subsidiary, Goodrich Petroleum Company, L.L.C., a Louisiana limited liability company.

GOODRICH PETROLEUM CORPORATION

2018 ANNUAL REPORT ON FORM 10-K/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The directors and executive officers of the Company are as follows:

Name	Position	Age	Class
Walter G. Goodrich	Chairman of the Board and Chief Executive Officer	60	Class III
Robert C. Turnham, Jr.	Director, President and Chief Operating Officer	61	Class III
Ronald F. Coleman	Director	64	Class II
K. Adam Leight	Director	63	Class II
Thomas M. Souers	Director	66	Class II
Timothy D. Leuliette	Director	69	Class I
Steven J. Pully	Director	59	Class I
Mark E. Ferchau	Executive Vice President	65	*
Michael J. Killelea	Executive Vice President, General Counsel and Corporate Secretary	56	*
Robert T. Barker	Senior Vice President, Controller and Chief Financial Officer	68	*

Walter G. “Gil” Goodrich became Chairman of the Board in 2015 and served as Vice Chairman of our Board since 2003. He has served as our Chief Executive Officer since 1995. Mr. Goodrich was Goodrich Oil Company’s Vice President of Exploration from 1985 to 1989 and its President from 1989 to 1995. He joined Goodrich Oil Company, which held interests in and served as operator of various properties owned by a predecessor of the Company, as an exploration geologist in 1980.  He has served as a director since 1995. Mr. Goodrich’s invaluable perspective as our top executive officer on the Board and his experience as a geologist and a businessman make him uniquely qualified to be a member of our Board.

Robert C. Turnham, Jr. has served as our Chief Operating Officer since 1995. He became President and Chief Operating Officer in 2003. He has held various positions in the oil and natural gas business since 1981. From 1981 to 1984, Mr. Turnham served as a financial analyst for Pennzoil. In 1984, he formed Turnham Interests, Inc. to pursue oil and natural gas investment opportunities. From 1993 to 1995, he was a partner in and served as President of Liberty Production Company, an oil and natural gas exploration and production company. He has served as a director since 2006. Mr. Turnham brings invaluable oil and gas operating experience to the Board. Additionally, he has held various executive management positions in the oil and natural gas business since 1981 and is able to assist the Board in creating and evaluating the Company’s strategic plan. For these reasons, Mr. Turnham has been an invaluable member of our Board.

Ronald F. Coleman is an energy executive with over 37 years of international and domestic oilfield services operations. From 2012 to 2014, Mr. Coleman was president North America and executive vice president of Archer.  Prior to that, Mr. Coleman served as chief operating officer and executive vice president of Select Energy Services in 2011.  Mr. Coleman spent 33 years at BJ Services Company, serving as vice president of operations in U.S. and Mexico from 1998 to 2007 and Vice President North America Pumping from 2007 to 2010. He has served on numerous boards, including Torqued Up Energy Services, Titan Liner (CWCS Company), Solaris Oil Field Services, and Ranger Energy Services.  He has also been appointed by boards to serve in advising roles for CSL Energy Opportunities Fund II, LP, and Matador Resources Company.   He was appointed to the Company’s Board of Directors in 2016.  Mr. Coleman’s many years of experience in oilfield service operations and service on the boards of various energy companies makes him highly qualified to serve as a member of our Board.

K. Adam Leight has spent over 35 years building and managing investment research departments, covering the energy industry for major financial institutions, and advising investors and managements. Mr. Leight is presently a managing member of Ansonia Advisors LLC, which provides independent research, capital markets, and corporate advisory services to various institutions and to the energy industry.  He is also a Senior Advisor with Al Petrie Advisors, providing capital markets and investor relations advice to energy industry managements.  Previously, Mr. Leight served as a managing director at RBC Capital Markets from 2008 to 2016, managing director at Credit Suisse from 2000 to 2007 and managing director at Donaldson, Lufkin & Jenrette from 1994 to 2000.  Before that, Mr. Leight was managing director at Cowen & Company, vice president at Drexel Burnham Lambert, and an analyst at Sutro & Co.  He currently serves on the board of Warren Resources, an independent oil and gas production company.  Mr. Leight has also served on the advisory boards of Falcon Capital Management, University of Wisconsin ASAP, and various non-profit boards.  Mr. Leight holds an A.B. in economics from Washington University, an M.S. in investment finance from the University of Wisconsin and is a Chartered Financial Analyst.  He was appointed to the Company’s Board of Directors in 2016.  Mr. Leight has held management positions at several investment banks.  His finance and business leadership skills from his career in investment banking make him uniquely qualified to be a member of our Board as well as his qualifications as an audit committee financial expert under the SEC guidelines.

Thomas M. Souers served as petroleum engineering consultant at Netherland, Sewell & Associates, Inc. (NSAI) from 1991 until his retirement in 2016.  During that time, Mr. Souers worked on a range of oil and gas reserves estimations, property evaluations for sales and acquisitions, analysis of secondary recovery projects, field studies, deliverability studies, prospect evaluations, and economic evaluations utilizing deterministic methodology for projects in North America, Europe, Africa, South America, and Asia.  His areas of expertise are Gulf of Mexico and horizontal drilling in various US basins. Mr. Souers has also served as expert witness on a number of civil cases.  Mr. Souers also served as a consulting COO of a private oil and gas company during his employment at NSAI.    Prior to that time, Mr. Souers served as an operations engineer with GLG Energy LP, senior staff engineer with Wacker Oil Inc., area manager with Transco Exploration Company, and supervising engineer with Exxon Company, U.S.A.  Mr. Souers holds a B.S. in civil engineering from North Carolina State University and an M.S. in civil engineering from the University of Florida.  He was appointed to the Company’s Board of Directors in 2016.  Mr. Souers’ extensive experience as a petroleum engineer makes him uniquely qualified to be a member of our Board.

Timothy D. Leuliette served as the president, chief executive officer and a member of the board of directors of Visteon Corporation from September 2012 to June 2015.  Upon assuming his role at Visteon, Mr. Leuliette left FINNEA Group, a firm he had co-founded and where he was a senior managing director.  He left the FINNEA Group’s predecessor firm to serve as chairman, president and chief executive officer of Dura Automotive LLC, for two years to oversee its emergence from bankruptcy, it’s financial and operational restructuring and its successful sale. Prior to that, Mr. Leuliette was co-chief executive officer of Asahi Tec Corporation and chairman and chief executive officer of its subsidiary Metaldyne Corporation, a company he co-founded in 2000. Mr. Leuliette was formerly president and chief operating officer of Penske Corporation, president and chief executive officer of ITT Automotive Group and senior vice president of ITT Industries Inc.  Before joining ITT, Mr. Leuliette served as president and chief executive officer of Siemens Automotive L.P and was a member of the Siemens Automotive managing board and a corporate vice president of Siemens AG.  Mr. Leuliette has also served on numerous boards and recent directorships, including Visteon Corporation, Business Leaders of Michigan, and The Detroit Economic Club.  He is a past chairman of the board of The Detroit Branch of The Federal Reserve Bank of Chicago.  Mr. Leuliette holds a B.S. in mechanical engineering and a Master’s Degree in business administration from the University of Michigan.  He was appointed to the Company’s Board of Directors in 2016.  Mr. Leuliette has many years of experience serving in leadership roles of publicly traded companies.  His invaluable perspective as an executive officer and his experiences as a businessman and director make him uniquely qualified to be a member of our Board.

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

There are no family relationships between any of our directors and executive officers.

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

To our knowledge, based solely on review of copies of such reports and written representations furnished to us, all of our officers, directors and 10% stockholders complied with applicable reporting requirements of Section 16(a) of the Exchange Act with the exception of one set of filings for  Messrs. Goodrich, Turnham, Ferchau, Killelea and Barker which were late for  a February 26, 2018 stock award.

Corporate Governance

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

Copies of these documents are available on our website at http://goodrichpetroleumcorp.investorroom.com/corporate-governance  and are also available in print, free of charge, to any stockholder who requests them.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines, which can be viewed on our website at http://goodrichpetroleumcorp.investorroom.com/corporate-governance.

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

Corporate Code of Business Conduct and Ethics

Our Corporate Code of Business Conduct and Ethics, which is applicable to our directors, employees, agents and representatives, can be viewed on our website at http://goodrichpetroleumcorp.investorroom.com/corporate-governance.  Any change to, or waiver from, our Corporate Code of Business Conduct and Ethics may be made only by our independent directors and will be disclosed as required by applicable securities laws and listing standards. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Corporate Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions by posting such information on our website.

Our Board

Board Size

Our Board consists of seven members, including two Class I directors, three Class II directors and two Class III directors.

Board Meetings, Annual Meeting Attendance

Our Board held twelve meetings during the fiscal year ended December 31, 2018. Each director attended 100% of the meetings of the Board and the committees of which each is a member. Board members are requested and encouraged to attend the Annual meeting.  In 2018, all directors attended the annual meeting in person.

Executive Sessions and Presiding Director

To facilitate candid discussion by our non-management directors, the agenda for certain Board and committee meetings provides for a meeting of non-management directors in executive session without any members of management present. Timothy D. Leuliette has been designated as the director to preside over executive sessions of non-management directors. Our independent directors meet separately at least once a year in accordance with the listing standards of the NYSE American.

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

To give a significant voice to our independent, non-management directors and to reinforce effective, independent leadership on the Board, and in recognition of his demonstrated leadership skills, the Board has appointed Mr. Leuliette as Lead Independent Director.  As Lead Independent Director, Mr. Leuliette serves as liaison between the Chairman and the independent directors; approves meeting agendas for the Board; approves meeting schedules to assure that there is sufficient time for discussion of all agenda items; has the authority to call meetings of the independent directors; and if requested by major stockholders, ensures that he is available for consultation and direct communication.

We believe that the above structure, when combined with the Company’s other governance policies and procedures, provide for appropriate oversight, discussion and evaluation of decisions and direction from the Board, and are in the best interest of our stockholders.

Our Board’s Role in Risk Oversight

Our Board generally administers its risk oversight function through the Board as a whole. Our Chief Executive Officer, who reports to the Board, and the other executives named in this proxy statement, who report to our Chief Executive Officer, have day-to-day risk management responsibilities. Each of these executives attends the meetings of our Board, where the Board routinely receives reports on our financial results, the status of our operations and our safety performance, and other aspects of implementation of our business strategy, with ample opportunity for specific inquiries of management. The Audit Committee provides additional risk oversight through its quarterly meetings, where it receives a report from our Chief Financial Officer, and reviews our contingencies, significant transactions and subsequent events, among other matters, with management and our independent auditors. In addition, our Hedging Committee assists management in establishing pricing and production guidelines to be used by management in entering into oil and gas hedging contracts in order to manage the commodity price risk for a portion of our oil and gas production.

Annual Board Evaluation

The Nominating and Corporate Governance Committee is responsible for the Board evaluation process. In December of each fiscal year, the Nominating and Corporate Governance Committee requests that the Chairman of each committee report to the full Board about the committee’s annual evaluation of its performance and evaluation of its charter. In addition, the Nominating and Corporate Governance Committee receives comments from all directors and reports to the full Board with an assessment of the Board’s and management’s performance each fiscal year.

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

c/o Goodrich Petroleum Corporation

801 Louisiana Street, Suite 700

Houston, Texas 77002

Any correspondence addressed to our Board, any Board committee, the Chairman of our Board or to any one of the directors in care of us is required to be forwarded to the addressee or addressees without review by any person to whom such correspondence is not addressed. Comments or complaints relating to our accounting, internal accounting controls or auditing matters may be reported by going to https://goodrichpetroleum.alertline.com/gcs/welcome or by calling the (toll-free) hotline number 1-877-874-8416.

Standing Committees of our Board

Committee Composition

The following table lists our four Board committees and the directors who currently serve on them.

Director Name	Hedging Committee	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee
Ronald F. Coleman			X	X
Walter G. Goodrich	Chair
K. Adam Leight	X	Chair	X
Timothy D. Leuliette*	X		Chair
Thomas M. Souers		X		Chair
Steven J. Pully		X		X
Robert C. Turnham, Jr.	X

X Member

*  Lead Independent Director

Hedging Committee

The Hedging Committee’s principle function is to assist management in establishing pricing and production guidelines to be used by management in entering into oil and gas hedging contracts in order to manage the commodity price risk for a portion of our oil and gas production. The Hedging Committee held one meeting during the fiscal year ended December 31, 2018, and also took action through unanimous written consent throughout the year.

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

A copy of our Audit Committee Charter can be viewed on our website at http://goodrichpetroleumcorp.investorroom.com/corporate-governance

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

Our Board has determined that each member of the Audit Committee is independent under the SEC’s rules and regulations, the listing standards of the NYSE American and our Corporate Governance Guidelines. In addition, our Board has determined that each member of the Audit Committee has the requisite accounting and related financial management expertise under the listing standards of the NYSE American. Our Board has determined that Mr. Leight qualifies as an “audit committee financial expert” under the SEC’s rules and regulations. None of the members of the Audit Committee serve on the audit committee of more than two other public companies.

Our Audit Committee held nine meetings during the fiscal year ended December 31, 2018, including quarterly meetings, and also took action through unanimous written consent throughout the year.

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

A copy of our Compensation Committee Charter can be viewed on our website at http://goodrichpetroleumcorp.investorroom.com/corporate-governance

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

Our Board has determined that each member of the Compensation Committee is independent under the listing standards of the NYSE American (including the heightened requirements applicable to compensation committee members) and our Corporate Governance Guidelines.

Our Compensation Committee held eighteen meetings during the fiscal period ended December 31, 2018, including quarterly meetings, and also took action through unanimous written consent throughout the year.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of Messrs. Leuliette, Coleman and Leight. During the fiscal year ended December 31, 2018, no member of the Compensation Committee (1) was an officer or employee, (2) was formerly an officer or employee, or (3) had any relationship requiring disclosure under the rules and regulations of the SEC.

During the fiscal year ended December 31, 2018, none of our executive officers served as a (1)  member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of our Board, (2)  director of another entity, one of whose executive officers served on the Compensation Committee of our Board, or (3)  member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Board.

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

A copy of our Nominating and Corporate Governance Committee Charter can be viewed on our website at http://goodrichpetroleumcorp.investorroom.com/corporate-governance

In connection with these duties, the Nominating and Corporate Governance Committee actively seeks individuals qualified to become members of our Board, seeks to implement the independence standards required by law, applicable listing standards, our Amended and Restated Certificate of Incorporation and Bylaws and our Corporate Governance Guidelines, assesses the adequacy of our Corporate Governance Guidelines and recommends any proposed changes to our Board, and actively involves itself in our succession planning.

Our Board has determined that each member of the Nominating and Corporate Governance Committee is independent under the listing standards of the NYSE American and our Corporate Governance Guidelines.

Our Nominating and Corporate Governance Committee held two meetings during the fiscal period ended December 31, 2018, and also took action through unanimous written consent during the year.

Item 11. Executive and Director Compensation.

Executive Compensation

We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation and other disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures. Further, our reporting obligations extend only to the individuals serving as our chief executive officer and our two next most highly compensated executive officers. We refer to the aforementioned individuals throughout this discussion as the “Named Executive Officers” and their names, titles and positions are as follows:

Name	Title and Position
Walter G. Goodrich	Chairman and Chief Executive Officer
Robert C. Turnham, Jr.	President and Chief Operating Officer
Mark E. Ferchau	Executive Vice President

Summary Compensation

The following table summarizes, with respect to our Named Executive Officers, information relating to the compensation earned for services rendered in all capacities:

Summary Compensation for Year Ended December 31, 2017 and 2018

Name and Principal Position	Year	Salary	Stock Awards(1)(2)	Non-Equity Incentive Plan Compensation	Total
		($)	($)	($)	($)

Walter G. Goodrich Chairman and Chief Executive Officer	2018	474,063	0	491,177	965,240
	2017	462,500	2,959,751	208,979	3,631,230
Robert C. Turnham, Jr. President and Chief Operating Officer	2018	474,063	0	491,177	965,240
	2017	462,500	2,959,751	208,979	3,631,230
Mark E. Ferchau Executive Vice President	2018	389,500	0	258,279	647,779
	2017	380,000	1,143,364	109,888	1,633,252

(1)         For 2017, the amounts include shares issued under the Company’s annual non-equity incentive plan.

(2)         The amounts included in the “Stock Awards” column reflect the grant date fair value of the awards under Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, assuming the completion of the service-based vesting conditions to which such awards are subject.  The performance shares use the grant date value determined using a Monte Carlo method with respect to the target amount of awards granted. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by our Named Executive Officers. Assumptions used in the calculation of these amounts are included in Note 2 to our audited financial statements for the fiscal year ended December 31, 2017 and 2018 included in our Annual Report on Form 10-K.

Narrative Disclosure to Summary Compensation Table

The following is a discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table.

Base Salaries.

		Salaries as of January 1,
Named Executive Officers	Position	2017 ($)	2018 ($)	2019 ($)
Walter G. Goodrich	Chairman and CEO	462,500	474,063	474,063
Robert C. Turnham, Jr.	President and COO	462,500	474,063	474,063
Mark E. Ferchau	Executive Vice President	380,000	389,500	389,500

Non-Equity Incentive Plan Compensation.

Incentive awards, considered for payment annually, ensure that our executive officers focus on the achievement of near-term goals that are approved by the Board. The awards may be earned if the Company achieves its objectives in key performance metrics and executes on strategic achievements as discussed below.  Award targets as a percentage of base salary have historically been set near the median for similar positions.

Incentive award targets as a percentage of base salary for 2018 were set at 125% for the CEO and President and 80% for the Executive Vice President. The total amounts received under our incentive plan are composed of both quantitative performance metrics (with potential award payout ranging from zero to 180%, with a target award payout of 90% of the overall target award) and qualitative subjective evaluation (with potential award payout ranging from zero to 20%, with a target award payout of 10% of the overall target award).

Quantitative Performance Metrics.

The Compensation Committee selected the following performance metrics as the relevant financial targets, which the Compensation Committee viewed as consistent with the Company’s 2018 business plan.

In general, the Company’s performance was at or just below targeted goal for each component.  Accordingly, the Compensation Committee approved incentive award payouts for the executives at 83.61% of the total target award amount for the components tied to quantitative performance metrics.

Qualitative Subjective Evaluation.    Given the overall performance of the Company in 2018, the Compensation Committee decided the subjective portion under the incentive award would payout at 20% of target.

Metrics	Target	Performance	Target Percentage	Percentage Payout
Production vs Plan (Mcfe per day)	79,200	70,875	25%	21.72%
Finding & Development Costs (Developed)	$1.15/Mcfe	$1.20/Mcfe	20%	16.67%
Lease Operating Expenses	$0.36/Mcfe	$0.35/Mcfe	20%	22.22%
EBITDA	$49.7 million	$48.12 million	25%	23.00%
Discretionary			10%	20.00%
Total:			100%	103.61%

Following our 2018 annual meeting of stockholders, the Compensation Committee initiated a review of the executive compensation decisions and policies for 2018, including engaging in discussions with various stockholders. Pursuant to these discussions with various stockholders, the Compensation Committee reduced the named executive officers’ final payout under the NEIP by 20%, which was approved by the Board of Directors.  The awards paid for the

Company’s 2018 performance are reflected in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

Long-Term Incentive Plan (LTIP).

Restricted Phantom Stock.

The restricted phantom stock awards vest in one-third increments on each anniversary of the grant date and will vest earlier upon the grantee’s termination of employment due to his death or disability. In addition, the restricted phantom stock will vest on a change of control of the Company (see the “Potential Payments Upon Termination or a Change of Control” section below for definitions). Payment of vested restricted phantom stock may be made in cash, shares of our common stock or any combination thereof, as determined by the Committee in its discretion. Any payment to be made in cash will be based on the fair market value of a share of common stock on the payment date. No Restricted Phantom Stock awards were made to named executive officers in 2018.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards for our Named Executive Officers that were outstanding on December 31, 2018.

Outstanding Equity Awards as of December 31, 2018

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)
Walter G. Goodrich	61,142	(2)	825,417
	40,760	(3)	550,260
	34,138	(4)	460,863
	58,258	(5)	786,483
	68,243	(6)	921,281
	102,364	(7)	1,381,914

Robert C. Turnham, Jr.	61,142	(2)	825,417
	40,760	(3)	550,260
	34,138	(4)	460,863
	58,258	(5)	786,483
	68,243	(6)	921,281
	102,364	(7)	1,381,914

Mark E. Ferchau	18,342	(2)	247,617
	12,230	(3)	165,105
	10,241	(4)	138,254
	28,658	(5)	386,883
	24,920	(6)	336,420
	37,380	(7)	504,630

(1)     The market value reported was calculated utilizing our closing stock price on December 31, 2018, the last trading day of the fiscal year, which was $13.50.

(2)     These restricted stock units were granted on October 12, 2016 pursuant to the LTIP. These shares are associated with the Company’s current second lien notes.

(3)     These restricted stock units were granted on October 12, 2016 pursuant to the LTIP. These shares are associated with the exercise of the UCC warrants outstanding as of October 12, 2016. The UCC warrants are currently exercisable at a common stock price of $16.22 per share.

(4)     These restricted stock units were granted on October 12, 2016 pursuant to the LTIP. The restriction will lapse on October 12, 2019.

(5)     Restricted phantom stock granted on December 8, 2016 will vest on December 8, 2019.

(6)     Restricted phantom stock granted on December 14, 2017 will vest in one-half increments on each of December 14, 2019, and 2020.

(7)     Performance share units were granted pursuant to the LTIP on December 14, 2017. Each performance share unit represents a contingent right to receive one share of common stock. The number of performance share units that will vest on December 14, 2020, or potentially sooner in the event of a change of control, can range from 0% to 250% of the units granted based upon the issuer’s total stockholder return measured against an industry peer group over a three-year period. The target number of performance units is reported in the table above.

Additional Narrative Disclosure

Other Benefits

In addition to base pay, annual incentive awards, long-term equity-based incentives and severance benefits, we provide the following forms of compensation:

                           •            401(k) Savings Plan. We have a defined contribution profit sharing 401(k) plan designed to assist our eligible officers and employees in providing for their retirement. We have a plan that allows us to match the contributions of our employees to the plan in cash.   When matching occurs, employees are immediately 100% vested in Company contributions.  Matching contributions were suspended effective April 1, 2016 and to date have not been reinstated.

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

                           •             Perquisites. We do not provide perquisites to our executive officers.

Potential Payments Upon Termination or a Change of Control

The discussion below discloses the amount of compensation and/or other benefits potentially due to Messrs. Goodrich, Turnham, and Ferchau in the event of a Change of Control, or a termination of their employment, including, but not limited to, in connection with a change of control of the Company. We believe that change of control protection allows management to focus their attention and energy on the business transaction at hand without any distractions regarding the effects of a change of control. Likewise, post-termination payments allow management to focus their attention and energy on making the best objective business decisions that are in the interest of the Company without allowing personal considerations to cloud the decision-making process.

On August 22, 2018, following approval by the Board, the Company entered into an amended and restated severance agreement (the “Amended Severance Agreement”) with each of Walter G. Goodrich, Robert C. Turnham and Mark E. Ferchau, which Amended Severance Agreements supersede and replace the Prior Severance Agreements previously entered into with Messrs. Goodrich, Turnham and Ferchau.

Each Amended Severance Agreement provides for a term that commences on August 22, 2018 and ends on the third anniversary of such date. The term of each Amended Severance Agreement may be renewed and extended by mutual agreement of the parties thereto.

Each Amended Severance Agreement provides that if the executive incurs a Qualifying Termination (as defined below), the executive will generally receive (i) a lump sum payment in cash equal to two times the sum of the executive’s annualized base salary and the most recent annual cash bonus awarded to the executive and (ii) health and life insurance coverage under the Company’s plans (or the equivalent thereof) on the same basis as it is provided to other senior executives of the Company through the second anniversary of the date of the Qualifying Termination. The Amended Severance Agreements do not entitle an executive to a payment based on the value of the equity awards granted by the Company to such executive within a specified period preceding a Qualifying Termination as the Prior Severance Agreements did.

In addition, upon a Qualifying Termination, subject to an executive’s compliance with non-competition and non-solicitation covenants that apply during the executive’s employment and for 12 months thereafter, the executive will be entitled to (x) immediate vesting of the portion of any outstanding and unvested restricted stock (or restricted stock unit) awards subject to time-based vesting (“Restricted Stock”) that would have vested during the Vesting Continuation Period (as defined below) if the executive had remained employed and (y) pro-rata vesting (based on the number of months from the date of grant through the end of the Vesting Continuation Period) of outstanding and unearned performance awards (“Performance Shares”) based on actual performance through the date of the Qualifying Termination. However, subject to the executive’s compliance with the aforementioned non-competition and non-solicitation covenants, the executive will be entitled to full accelerated vesting of Restricted Stock on the date of a

Qualifying Termination if such Qualifying Termination occurs on or within 18 months following a Change of Control (as defined in the Amended Severance Agreements). Further notwithstanding the foregoing, upon a Change of Control, any unearned Performance Shares will vest based on actual performance through the date of the Change of Control. However, the awards granted to the executives in connection with the Company’s emergence from bankruptcy, specifically the Grant of Restricted Stock (Secondary Exit Award; UCC Warrant Exercise) and the Grant of Restricted Stock (Secondary Exit Award: 2L Note Conversion), are not entitled to any accelerated vesting pursuant to the Amended Severance Agreements.

For purposes of the Amended Severance Agreements, the terms below are generally defined as follows:

1.    “Current annual rate of total compensation” means the sum of (i) Employee’s rate of annual base salary as in effect immediately prior to the Change of Control or subsequent termination of employment, whichever is greater, and (ii) the annual cash bonus last awarded to Employee immediately prior to the Change of Control or the most recent annual cash bonus awarded to Employee, whichever is greater. In regards to cash bonuses received pursuant to item (ii) above, for purposes of this calculation, any special or one time cash bonuses shall be excluded. No other items of compensation shall be considered for this purpose.

2.    “Cause” means (i) any material failure of Employee, after written notice, to perform his duties as an officer of the Company; (ii) the commission of fraud, embezzlement or misappropriation by Employee against the Company; (iii) a material breach by Employee of his fiduciary duty owed by him to the Company or its affiliates, or of any written workplace policies applicable to him (including the Company’s code of conduct and policy on workplace harassment), whether adopted on or after the date of this Agreement; or the (iv) conviction of Employee of a felony offense or a crime involving moral turpitude.

3.    A “Change of Control” of the Company is deemed to have occurred if, at any time on or after the date hereof, (i) there is a sale, lease or other transfer of all or substantially all of the assets of the Company; (ii) the Company or its stockholders adopt a plan relating to the liquidation or dissolution of the Company; (iii) any person or group of persons acting in concert becomes the beneficial owner of fifty percent (50%) or more of the voting power of the Company’s securities generally entitled to vote in the election of directors; or (iv) there occurs a merger or consolidation of the Company unless, for at least six months after the transaction, beneficially own greater than fifty (50%) of the total voting power of all securities generally entitled to vote in the election of directors, managers or trustees of the surviving entity.

4.    “Change in Duties” shall mean the occurrence, on or within 18 months after the date upon which a Change of Control occurs, of any one or more of the following: (i) a reduction in the duties or responsibilities of Employee from those applicable to him immediately prior to the date on which the Change of Control occurs; (ii) a reduction in Employee’s current annual rate of total compensation; or (iii) a change in the location of Employee’s principal place of employment by more than 50 miles from the location where he was principally employed immediately prior to the date on which the Change of Control occurs, unless such relocation is agreed to in writing by Employee; provided, however, that a relocation scheduled prior to the date of the Change of Control shall not constitute a Change in Duties. Employee must provide written notice to the Company of any alleged Change in Duties within 60 days of such change and the Company shall have a period of 30 days in which it may remedy the condition. In the event it is remedied by the Company within such “cure” period, such event shall cease to be a Change in Duties for purposes of this Agreement. In the event it is not timely remedied by the Company, Employee may terminate his employment due to a Change in Duties at any time during the 30 day period following the end of the “cure” period.

5.    “Qualifying Termination” shall mean the termination of Employee’s employment with the Company either by the Company without “Cause,” whether before or after a Change of Control, or by Employee due to a Change in Duties on or within 18 months following a Change of Control.

6.    “Vesting Continuation Period” shall mean, as applicable, (i) if Employee experiences a Qualifying Termination on or before December 31, 2018, the period beginning on the date of the Qualifying Termination and ending on December 31, 2019 or (ii) if Employee experiences a Qualifying Termination after December 31, 2018, the period beginning on the date of the Qualifying Termination and ending on the date that is 12 months following the date of the Qualifying Termination.

Director Compensation

The following table sets forth a summary of the compensation paid to or earned by our non-employee directors in 2018. Directors who are our full-time employees receive no compensation for serving as directors.

Director Compensation for Year Ended December 31, 2018

Name	Year	Fees Earned or Paid in Cash	Stock Awards(1)	Total
		($)	($)	($)
Ronald F. Coleman	2018	98,750	125,000	223,750
K. Adam Leight	2018	120,250	125,000	245,250
Timothy D. Leuliette	2018	122,500	125,000	247,500
Stephen J. Pully	2018	91,500	125,000	216,500
Thomas M. Souers	2018	102,250	125,000	227,250

(1)         Messrs. Coleman, Leight, Leuliette, Pully and Souers each held 9,032 shares of restricted phantom stock at year end 2018 which will vest on December 14, 2018, as long as the Director is still affiliated with the Company.  The amounts included in the “Stock Awards” column reflect the grant date fair value of each director’s award as computed in accordance with the Topic 718 of the Codification Assumptions used in the calculation of these amounts are included in Note 2 to our audited financial statements for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018, based off a closing stock price on the date of grant of $13.84.

Retainer / Fees

Each non-employee director received the following compensation in 2018:

•                  a cash retainer of $15,000 for the Chairman of the Audit Committee, $13,000 for the Chairman of the Compensation Committee, $10,000 for the Chairman of the Nominating and Corporate Governance Committee, and $25,000 for the Lead Director; each to be paid on a quarterly basis.  Lead Director does not receive fees for chairing other committees;

•                  a meeting fee of $1,500 for each regularly scheduled Board meeting and $1,250 for each Board teleconference meeting;  $1,000 for each regularly scheduled committee meeting and $750 for each Committee teleconference meeting;

•                  an annual cash retainer of $60,000 to be paid on a quarterly basis; and

•                  restricted phantom stock grant valued at $125,000 scheduled to cliff-vest on the one-year anniversary of the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 22, 2019 (except as otherwise noted) certain information with respect to the amount of our common stock beneficially owned (as defined by the SEC’s rules and regulations) by:

•                  each person known to beneficially own more than 5% of the outstanding shares of our common stock;

•                  each of our named executive officers;

•                  each of our directors and nominees; and

•                  all current executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class(2)
Common Stock	Walter G. Goodrich	478,207		3.9
Common Stock	Robert C. Turnham, Jr.	478,227		3.9
Common Stock	Mark E. Ferchau	165,028		1.4
Common Stock	Michael J. Killelea	128,119		1.1
Common Stock	Robert T. Barker	23,946		*
Common Stock	Ronald C. Coleman	45.136		*
Common Stock	K. Adam Leight	28,636		*
Common Stock	Timothy D. Leuliette	26,136		*
Common Stock	Steven J. Pully	18,166		*
Common Stock	Thomas M. Souers	26,136		*
Common Stock	Directors and Executive Officers as a Group (10 Persons)	1,417,737		11.7
Common Stock	Franklin Advisers, Inc.(3)	2,691,857	(4)	21.9	(4)
Common Stock	GEN IV Investment Opportunities (5)	1,838,510		15.1
Common Stock	Anchorage Capital Group, L.L.C.(6)	1,567,744		12.9
Common Stock	JP Morgan Chase & Co(7)	1,079,791	(8)	8.9	(8)
Common Stock	Shenkman Capital Management Inc. (9)	871,677	(10)	7.2	(10)

* Less than 1%

(1)         Unless otherwise indicated, the address of each beneficial owner is c/o Goodrich Petroleum Corporation, 801 Louisiana, Suite 700, Houston, Texas 77002 and each beneficial owner has sole voting and dispositive power over such shares.

(2)         Based on total shares outstanding of 12,152,318 as of April 22, 2019.

[(3)     Pursuant to the Schedule 13D/A filed with the Securities and Exchange Commission on January 25, 2019, Franklin Advisers’ Inc., a wholly owned subsidiary of Franklin Resources, Inc. (“FRI”), has sole voting and sole dispositive power with respect to the reported shares. Charles B. Johnson and Rupert H. Johnson, Jr. (the “Principal Stockholders”) each own in excess of 10% of FRI’s outstanding common stock and are the principal stockholders of FRI.  FRI and the Principal Stockholders may be deemed to be, for purposes of Rule 13d-3 under the Act, the beneficial owners of securities held by persons and entities for whom or for which FRI’s subsidiaries provide investment management services. The address of the reporting persons is One Franklin Parkway San Mateo, CA 94403.

(4)         Includes 410,157 shares of common stock issuable on conversion of debt securities (as computed under Rule 13d-3(d)(1)(i) of the Exchange Act).

(5)         Pursuant to the Schedule 13D filed with the Securities and Exchange Commission on  May  22, 2018, GEN IV Investment Opportunities, LLC, LSP Generation IV, LLC and LSP Investment Advisors, LLC have shared voting and shared dispositive power with respect to the reported shares.  The address of the reporting persons is 1700 Broadway, 35th Floor, New York, NY 10019.

(6)         Pursuant to the Schedule 13D filed with the Securities and Exchange Commission on May 24, 2018, the reported shares include the following securities: 758,716 shares held for the account of Anchorage Illiquid Opportunities V, L.P (“AIO V”) and 809,028 shares held for the account of AIO V AIV 1 Holdings, L.P. (“AIV 1”). Anchorage Capital Group, L.L.C. (“Capital Group”) is the investment manager to each of AIO V and AIV 1 and, in such capacity, exercises voting and investment power over the shares held for the accounts of AIO V and AIV 1.  Anchorage Advisors Management, L.L.C. (“Management”) is the sole managing member of Capital Group.  Kevin M. Ulrich is the Chief Executive Officer of Capital Group and the senior managing member of Management.  The address of the reporting persons is c/o Anchorage Capital Group, L.L.C., 610 Broadway, 6th Floor, New York, NY 10012.

(7)         Pursuant to the Schedule 13G/A filed with the Securities and Exchange Commission on January 4, 2019, JPMorgan Chase & Co. has sole voting and sole dispositive power with respect to the reported shares.  JPMorgan Chase & Co.’s address is 270 Park Avenue, New York, NY 10017.

(8)         Includes 470,033 shares of common stock issuable on conversion of debt securities (as computed under Rule 13d-3(d)(1)(i) of the Exchange Act).

(9)         Pursuant to the Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2019, Shenkman Capital Management, Inc., Shenkman Energy Opportunity Master Fund Ltd., Four Points Multi-Strategy Master Fund, Inc. and Mark R. Shenkman have shared voting and shared dispositive power with respect to the reported shares, which include 562,499 shares of Common Stock issuable upon conversion of certain convertible notes.  The address for these entities is 801 Louisiana St., Suite 700, Houston, Texas 77002.

(10)  Includes 562,499 shares of common stock issuable on conversion of debt securities (as computed under Rule 13d-3(d)(1)(i) of the Exchange Act).

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies and Procedures

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

2.              a stockholder owning in excess of five percent of the Company (or its controlled affiliates);

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

Corporate Opportunity

The Board recognizes that situations exist where a significant opportunity may be presented to management or a member of the Board of Directors that may equally be available to us, either directly or via referral. An example is a potential property acquisition which could become available to us. Before such opportunity may be consummated by a Related Person (other than an otherwise unaffiliated 5% stockholder), such opportunity shall be presented to the Board of Directors for consideration. The intent is for members of management, directors, or employees who become aware of opportunities (such as potential acquisitions) in an area in which we are currently active to present those opportunities to us before the individual is free to pursue it in his personal capacity. For example, through his/her contacts Director X becomes aware of a land acquisition in the Haynesville Shale, and knows this is something that we might also be interested in buying. Thus, before he/she can buy the land or lease the property, he/she must put it before the Board and we must pass on the opportunity before Director X may take action.

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

Related Person Transactions

There were no reportable Related Person Transactions for the fiscal year ended December 31, 2018.

Director Independence

In determining director independence, the Nominating and Corporate Governance Committee reviews the relationships between the Company and each director and reports the results of its review to the Board. The Board uses this information to aid it in making its determination of independence. The Board has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits — or has the potential to impair or inhibit — a director’s exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists, the Board considers, for example, any transactions between the Company and an entity with which a director is affiliated (as an executive officer, partner or substantial stockholder) and whether a director is a current or former employee or consultant of the Company. The Board consults with the Company’s legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent director,” including but not limited to those set forth in pertinent listing standards of the NYSE American and SEC rules as in effect from time to time.

Consistent with these considerations, the Board has reviewed all the relationships between the Company and the members of the Board and has affirmatively determined that all directors are independent directors except Mr. Walter G. Goodrich and Mr. Robert C. Turnham, Jr., who are employees of the Company.

The chart below describes the basis for the Board’s determination that the director is independent. Although service as a director of another company alone is not a material relationship that would impair a director’s independence, those relationships have been reviewed and are set forth below.  None of the relationships considered below are relationships that would preclude a finding of independence under the NYSE American bright line rules or would require disclosure pursuant to Item 404 of Regulation S-K.  In addition, none of the relationships considered below would cause a director who serves on a Board committee to violate a heightened standard applicable to membership on that committee.

Director	Relationships Considered	Determination Basis
Ronald F. Coleman	Former Energy Executive Various Board positions	Independent
Walter G. Goodrich	Chairman, CEO & Director of Goodrich Petroleum Corporation	Not Independent Employee of Company
K. Adam Leight	Managing Member of Ansonia Advisors LLC	Independent
Timothy D. Leuliette	Prior Board memberships including Visteon Corporation, Business Leaders of Michigan, and The Detroit Economic Club	Independent
Thomas M. Souers	Retired, Petroleum Engineer	Independent
Steven J. Pully	Consultant, Investment Banker, Restructuring Advisor Service on three public company boards: Bellatrix Exploration, Harvest Oil & Gas and VAALCO Energy	Independent
Robert C. Turnham, Jr.	President, COO & Director of Goodrich Petroleum Corporation	Not Independent Employee of Company

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

Effective November 16, 2017, Hein & Associates LLP (“Hein”), our independent registered public accounting firm prior to such date, combined with Moss Adams LLP (“Moss Adams”). As a result of this transaction, on November 16, 2017, Hein resigned as our independent registered public accounting firm. Concurrent with such resignation, the Audit Committee approved the engagement of Moss Adams as our new independent registered public accounting firm.

During the fiscal year ended December 31, 2016 and through the subsequent interim period preceding Hein’s resignation, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years and through the subsequent interim period preceding Moss Adam’s engagement, the Company did not consult with Moss Adams on either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Moss Adams did not provide either a written report or oral advise to the Company that Moss Adams concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

Moss Adams has served as our independent registered public accounting firm and audited our consolidated financial statements beginning with the fiscal year ended December 31, 2017.

The following table shows the fees billed to us related to the audit and other services provided by Moss Adams for 2017 and 2018.

	2017	2018(1)
Audit Fees (Hein)	$107,925
Audit Fees (Moss Adams)	$145,440	$234,150

(1) This category includes Moss Adam’s audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, and services that are typically provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Committee Pre-Approval Policy

All services to be performed for the Company by an auditing firm must be pre-approved by the Audit Committee or a designated member of the Audit Committee, as provided in the committee’s charter. All services provided by Moss Adams in fiscal year 2018 were pre-approved by the Audit Committee.

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

21	Subsidiary of the Registrant:

Goodrich Petroleum Company L.L.C. - Organized in the State of Louisiana.

23.1*	Consent of Moss Adams LLP-Independent Registered Public Accounting Firm.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

23.3*	Consent of Ryder Scott Company.

31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3***	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4***	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.

99.2*	Report of Ryder Scott Company, Independent Petroleum Engineers and Geologists.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*       Previously filed with our Annual Report on Form 10-K filed with the SEC on March 5, 2019.

**     Previously furnished with our Annual Report on Form 10-K filed with the SEC on March 5, 2019.

***   Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2019.

GOODRICH PETROLEUM CORPORATION

By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chief Executive Officer