Form 10-Q
period 2019-03-31
GOODRICH PETROLEUM CORP
filed 2019-05-14
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12719

GOODRICH PETROLEUM CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0466193 (I.R.S. Employer Identification No.)

801 Louisiana, Suite 700

Houston, Texas 77002

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code): (713) 780-9494

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	GDP	NYSE American

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The Registrant had 12,152,318 shares of common stock outstanding on May 13, 2019.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$4,068
Accounts receivable, trade and other, net of allowance	1,400	744
Accrued oil and natural gas revenue	12,228	14,464
Fair value of oil and natural gas derivatives	1,826	803
Inventory	584	596
Prepaid expenses and other	488	533
Total current assets	16,526	21,208
PROPERTY AND EQUIPMENT:
Unevaluated properties	231	180
Oil and natural gas properties (full cost method)	234,242	206,097
Furniture, fixtures and equipment and other capital assets	4,307	1,360
	238,780	207,637
Less: Accumulated depletion, depreciation and amortization	(52,695)	(42,447)
Net property and equipment	186,085	165,190
Deferred tax asset	786	786
Other	543	580
TOTAL ASSETS	$203,940	$187,764
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,375	$25,734
Accrued liabilities	17,479	16,518
Fair value of oil and natural gas derivatives	742	-
Total current liabilities	46,596	42,252
Long term debt, net	84,969	76,820
Accrued abandonment cost	3,886	3,791
Fair value of oil and natural gas derivatives	-	471
Other non-current liabilities	1,871	-
Total liabilities	137,322	123,334
Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	-	-
Common stock: $0.01 par value, 75,000,000 shares authorized, and 12,152,318 and 12,150,918 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	122	122
Treasury stock (414 and zero shares, respectively)	(5)	-
Additional paid in capital	76,606	74,861
Accumulated deficit	(10,105)	(10,553)
Total stockholders’ equity	66,618	64,430
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$203,940	$187,764

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
REVENUES:
Oil and natural gas revenues	$29,146	$11,843
Other	(6)	(9)
	29,140	11,834
OPERATING EXPENSES:
Lease operating expense	3,335	2,566
Production and other taxes	631	640
Transportation and processing	4,701	1,312
Depreciation, depletion and amortization	10,046	3,452
General and administrative	5,310	5,196
Other	10	-
	24,033	13,166
Operating income (loss)	5,107	(1,332)
OTHER INCOME (EXPENSE):
Interest expense	(3,657)	(2,673)
Interest income and other expense	6	(7)
Loss on commodity derivatives not designated as hedges	(1,008)	(981)
	(4,659)	(3,661)

Reorganization items, net	-	(331)

Income (loss) before income taxes	448	(5,324)
Income tax benefit	-	-
Net income (loss)	$448	$(5,324)
PER COMMON SHARE
Net income (loss) per common share - basic	$0.04	$(0.47)
Net income (loss) per common share - diluted	$0.03	$(0.47)
Weighted average shares of common stock outstanding - basic	12,151	11,218
Weighted average shares of common stock outstanding - diluted	14,132	11,218

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$448	$(5,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	10,046	3,452
Right of use asset depreciation	285	-
Loss on commodity derivatives not designated as hedges	1,008	981
Net cash paid in settlement of derivative instruments	(1,760)	(384)
Share-based compensation (non-cash)	1,568	1,675
Amortization of finance cost, debt discount, paid in-kind interest and accretion	3,193	2,501
Reorganization items (non-cash) and other	12	331
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(656)	(1,165)
Accrued oil and natural gas revenue	2,236	(828)
Prepaid expenses and other	35	(108)
Accounts payable	2,641	6,848
Accrued liabilities	(1,149)	(1,723)
Net cash provided by operating activities	17,907	6,256
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,254)	(28,990)
Proceeds from sale of assets	1,284	23,209
Net cash used in investing activities	(26,970)	(5,781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(2,000)	(16,723)
Proceeds from bank borrowings	7,000	-
Issuance cost, net	-	(10)
Purchase of treasury stock	(5)	(3)
Net cash provided by (used in) financing activities	4,995	(16,736)
Decrease in cash and cash equivalents	(4,068)	(16,261)
Cash and cash equivalents, beginning of period	4,068	25,992
Cash and cash equivalents, end of period	$-	$9,731
Supplemental disclosures of cash flow information:
Cash paid for reorganization items, net	$-	$81
Cash paid for interest	$505	$175
Increase (decrease) in non-cash capital expenditures	$1,059	$(8,360)

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	Deficit	Equity
Balance at December 31, 2017	-	$-	10,771	$108	$68,446	-	$-	$(12,303)	$56,251
Net loss	-	-	-	-	-	-	-	(5,324)	(5,324)
Share-based compensation	-	-	-	-	1,776	-	-	-	1,776
Restricted stock vesting & other	-	-	203	2	2,224	(75)	(827)	-	1,399
Convertible Second Lien Notes warrant exercises	-	-	589	6	(6)	-	-	-	-
Issuance cost	-	-	-	-	(34)	-	-	-	(34)
Balance at March 31, 2018	-	-	11,563	116	72,406	(75)	(827)	(17,627)	54,068

Balance at December 31, 2018	-	$-	12,151	$122	$74,861	-	$-	$(10,553)	$64,430
Net income	-	-	-	-	-	-	-	448	448
Share-based compensation	-	-	-	-	1,745	-	-	-	1,745
Treasury stock activity	-	-	1	-	-	-	(5)	-	(5)
Balance at March 31, 2019	-	$-	12,152	$122	$76,606	-	$(5)	$(10,105)	$66,618

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

Basis of Presentation

The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly, certain information normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) has been condensed or omitted. This information should be read in conjunction with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

Accounts Payable—Accounts payable consisted of the following amounts as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Trade payables	$12,275	$8,633
Revenue payables	15,535	16,665
Prepayments from partners	325	132
Miscellaneous payables	240	304
Total Accounts payable	$28,375	$25,734

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities—Accrued liabilities consisted of the following amounts as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Accrued capital expenditures	$9,145	$8,086
Accrued lease operating expense	980	1,100
Accrued production and other taxes	443	338
Accrued transportation and gathering	3,300	1,888
Accrued performance bonus	976	3,420
Accrued interest	402	443
Accrued office lease	1,332	598
Accrued general and administrative expense and other	901	645
Total Accrued liabilities	$17,479	$16,518

Inventory –Inventory consists of casing and tubulars that are expected to be used in our capital drilling program. Inventory is carried on the Consolidated Balance Sheets at the lower of cost or market.

Property and Equipment—Under US GAAP, two acceptable methods of accounting for oil and natural gas properties are allowed. These are the Successful Efforts Method and the Full Cost Method. Entities engaged in the production of oil and natural gas have the option of selecting either method for application in the accounting for their properties. The principal differences between the two methods are in the treatment of exploration costs, the computation of depreciation, depletion and amortization (“DD&A”) expense and the assessment of impairment of oil and natural gas properties. We have elected to adopt the Full Cost Method of accounting. We believe that the true cost of developing a “portfolio” of reserves should reflect both successful and unsuccessful attempts at exploration and production. Application of the Full Cost Method better reflects the true economics of exploring for and developing our oil and gas reserves.

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and thereby subject to DD&A and the full cost ceiling test. For both the three months ended March 31, 2019 and 2018, we transferred $0.1 million from unevaluated properties to proved oil and natural gas properties. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

There were no Full Cost Ceiling Test write-downs for the three months ended March 31, 2019 and 2018.

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
•

Level 2 Inputs— quotes that are derived principally from or corroborated by observable market data. Included in this level are our 2017 Senior Credit Facility (as defined below) and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counter-parties; and

•

Level 3 Inputs— unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this level would be our initial measurement of asset retirement obligations.

As of March 31, 2019 and December 31, 2018, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

Revenue Recognition—Oil and natural gas revenues are generally recognized upon delivery of our produced oil and natural gas volumes to our customers. We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. As of March 31, 2019 and December 31, 2018, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted. See Note 2.

Derivative Instruments—We use derivative instruments such as swaps, collars, futures, forwards and options for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas. Accounting standards related to derivative instruments and hedging activities require that all derivative instruments subject to the requirements of those standards be measured at fair value and recognized as assets or liabilities in the balance sheet. We offset the fair value of our asset and liability positions with the same counter-party for each commodity type. Changes in fair value are required to be recognized in earnings unless specific hedge accounting criteria are met. All of our realized gain or losses on our derivative contracts are the result of cash settlements. We have not designated any of our derivative contracts as hedges; accordingly, changes in fair value are reflected in earnings. See Note 8.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes—We account for income taxes, as required, under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Net Income or Net Loss Per Common Share—Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stock for each reporting period by the weighted-average shares of common stock outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) applicable to common stock for each reporting period by the weighted average shares of common stock outstanding during the period, plus the effects of potentially dilutive restricted stock calculated using the treasury stock method and the potential dilutive effect of the conversion of convertible securities, such as warrants and convertible notes, into shares of our common stock. See Note 6.

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

Guarantee—As of March 31, 2019, Goodrich Petroleum Company LLC, the wholly owned subsidiary of Goodrich Petroleum Corporation, was the Subsidiary Guarantor of our Convertible Second Lien Notes (as defined below).

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted ASU 2016-02, Leases (Topic 842) along with other corresponding ASU's during the quarter using a modified retrospective approach. See Note 10 for further details regarding the adoption of the new lease guidance.

NOTE 2—Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, and the series of related ASU's that followed under Accounting Standards Codification (“ASC”) Topic 606 (collectively, “Topic 606”). Topic 606 did not change our pattern of timing of revenue recognition. Under Topic 606, revenue is generally recognized upon delivery of our produced oil and natural gas volumes to our customers. Our customer sales contracts include oil and natural gas sales. Under Topic 606, each unit (Mcf or barrel) of commodity product represents a separate performance obligation which is sold at variable prices, determinable on a monthly basis. The pricing provisions of our contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, product quality and prevailing supply and demand conditions in the geographic areas in which we operate. We allocate the transaction price to each performance obligation and recognize revenue upon delivery of the commodity product when the customer obtains control. Control of our produced natural gas volumes passes to our customers at specific metered points indicated in our natural gas contracts. Similarly, control of our produced oil volumes passes to our customers when the oil is measured either by a trucking oil ticket or by a meter when entering an oil pipeline. The Company has no control over the commodities after those points and the measurement at those points dictates the amount on which the customer's payment is based. Our oil and natural gas revenue streams include volumes burdened by royalty and non-operated working interests. Our revenues are recorded and presented on our financial statements net of the royalty and non-operated working interests. Our revenue stream does not include any payments for services or ancillary items other than sale of oil and natural gas.

We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. As of March 31, 2019 and December 31, 2018, receivables from contracts with customers were $12.2 million and $14.5 million, respectively.

The following table presents our revenues disaggregated by revenue source and by operated and non-operated properties for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues

Operated	$2,711	$20,174	$-	$22,885	$3,799	$5,801	$-	$9,600
Non-operated	75	6,182	4	6,261	143	2,096	4	2,243
Total oil and natural gas revenues	$2,786	$26,356	$4	$29,146	$3,942	$7,897	$4	$11,843

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the three months ended March 31, 2019 is as follows (in thousands):

Three Months Ended March 31, 2019
Beginning balance as of December 31, 2018	$3,791
Liabilities incurred	24
Liabilities settled	(1)
Accretion expense	72
Ending balance as of March 31, 2019	$3,886
Current liability	$-
Long term liability	$3,886

NOTE 4—Debt

Debt consisted of the following balances as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Principal	Carrying Amount	Principal	Carrying Amount
2017 Senior Credit Facility	$32,000	$32,000	$27,000	$27,000
Convertible Second Lien Notes (1)	55,493	52,969	53,691	49,820
Total debt	$87,493	$84,969	$80,691	$76,820

(1) The debt discount is being amortized using the effective interest rate method based upon a maturity date of August 30, 2019. The principal includes $15.5 million and $13.7 million of paid in-kind interest as of March 31, 2019 and December 31, 2018, respectively. The carrying value includes $2.5 million and $3.9 million of unamortized debt discount as of March 31, 2019 and December 31, 2018, respectively.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total interest expense for the three months ended March 31, 2019 and 2018 including contractual interest expense, amortization of debt discount and financing costs (amounts in thousands, except effective interest rates):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
2017 Senior Credit Facility	$508	6.7%	$173	6.3%
Convertible Second Lien Notes (1)	3,149	24.3%	2,500	24.6%
Total interest expense	$3,657		$2,673

(1) Interest expense for the three months ended March 31, 2019 included $1.3 million of debt discount amortization and $1.8 million of paid in-kind interest, and interest expense for the three months ended March 31, 2018 included $0.9 million of debt discount amortization and $1.6 million of paid in-kind interest.

2017 Senior Credit Facility

On October 17, 2017, the Company entered into the Amended and Restated Senior Secured Revolving Credit Agreement (as amended, the “2017 Credit Agreement”) with the Subsidiary, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (as amended, the “2017 Senior Credit Facility”). The 2017 Senior Credit Facility matures (a) October 17, 2021 or (b) December 30, 2019, if the Convertible Second Lien Notes have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 30, 2019. The maximum credit amount under the 2017 Senior Credit Facility as of March 31, 2019 was $250.0 million with a borrowing base of $75.0 million, subject to an elected draw limit of $50.0 million in recognition of the limitation set forth in the Convertible Second Lien Notes. The borrowing base is scheduled to be redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Subsidiary and the administrative agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. We may, however, elect to reduce the proposed borrowing base to a lower draw limit by providing notice to the lenders contemporaneously with each redetermination of the borrowing base. The Company may also request the issuance of letters of credit under the 2017 Credit Agreement in an aggregate amount up to $10.0 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

All amounts outstanding under the 2017 Senior Credit Facility shall bear interest at a rate per annum equal to, at the Company's option, either (i) the alternative base rate plus an applicable margin ranging from 1.75% to 2.75%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin ranging from 2.75% to 3.75%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2017 Senior Credit Facility are subject to a 0.50% commitment fee. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2017 Senior Credit Facility bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. As of March 31, 2019, the interest rates on the borrowings from the 2017 Senior Credit Facility were between 5.74% and 7.50%.

The 2017 Senior Credit Facility also contains certain financial covenants, including (i) the maintenance of a ratio of Total Debt (as defined in the 2017 Credit Agreement) to EBITDAX not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter, (ii) in accordance with the second amendment to the 2017 Credit Agreement, beginning with the quarter ended December 31, 2018, a current ratio (based on the ratio of current assets plus availability under the current borrowing base to current liabilities) not to be less than 1.00 to 1.00 and (iii) until no Convertible Second Lien Notes remain outstanding, (A) the maintenance of a ratio of Total Proved PV-10 attributable to the Company’s and Borrower’s Proved Reserves (as defined in the 2017 Credit Agreement) to Total Secured Debt (net of any Unrestricted Cash not to exceed $10.0 million) not to be less than 1.50 to 1.00 and (B) minimum liquidity requirements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The obligations under the 2017 Credit Agreement are secured by a first lien security interest in substantially all of the assets of the Company and the Subsidiary.

As of March 31, 2019, the Company had a borrowing base of $75.0 million, subject to an elected draw limit of $50.0 million, with $32.0 million outstanding. The Company also had $0.5 million of unamortized debt issuance costs recorded as of March 31, 2019 related to the 2017 Senior Credit Facility.

As of March 31, 2019, the Company was not in compliance with all covenants within the 2017 Senior Credit Facility as the current ratio was less than 1.00 to 1.00 primarily due to the elected draw limit of $50.0 million. On April 29, 2019, the Company entered into a Limited Waiver to Credit Agreement with the Subsidiary, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to waive the Company’s failure to comply with the current ratio financial covenant under the 2017 Senior Credit Facility as of the last day of the fiscal quarter ending March 31, 2019.

2019 Senior Credit Facility

On May 14, 2019, the Company entered into a Second Amended and Restated Senior Secured Revolving Credit Agreement (the “2019 Credit Agreement”) among the Company, the Subsidiary, as borrower (in such capacity, the “Borrower”), SunTrust Bank, as administrative agent (the “Administrative Agent”), and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “2019 Senior Credit Facility”). The 2019 Senior Credit Facility amends, restates and refinances the obligations under the 2017 Credit Agreement.

The 2019 Senior Credit Facility matures (a)  May 14, 2024 or (b) the date that is 180 days prior to the “Maturity Date” as defined in the New 2L Notes Indenture (as defined below) as in effect on the date of issuance of the New 2L Notes if the New 2L Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by, such date. The maximum credit amount under the 2019 Senior Credit Facility is currently $500 million with an initial borrowing base of $115 million. The borrowing base is scheduled to be redetermined on or about June 1, 2019 and thereafter in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations.  The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

All amounts outstanding under the 2019 Senior Credit Facility shall bear interest at a rate per annum equal to, at the Company’s option, either (i) the alternative base rate plus an applicable margin ranging from 1.50% to 2.50%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin from 2.50% to 3.50%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2019 Senior Credit Facility are subject to a commitment fee ranging from 0.375% to 0.50%, depending on the percentage of the borrowing base that is utilized. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2019 Senior Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto.

The obligations under the 2019 Credit Agreement are guaranteed by the Company and secured by a first lien security interest in substantially all of the assets of the Company and the Borrower.

The 2019 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the 2019 Senior Credit Facility to be immediately due and payable.

The 2019 Credit Agreement also contains certain financial covenants, including the maintenance of (i) a ratio of Net Funded Debt to EBITDAX not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter, (ii) a current ratio (based on the ratio of current assets to current liabilities) not to be less than 1.00 to 1.00 and (iii) from and after the issuance of the 2021 Notes, until no 2021 Notes remain outstanding, a ratio of Total Proved PV10% attributable to the Company’s and Borrower’s Proved Reserves to Total Secured Debt (net of any Unrestricted Cash not to exceed $10 million) not to be less than 1.50 to 1.00 and minimum liquidity requirements.

The foregoing description of the 2019 Credit Agreement is qualified in its entirety by reference to such 2019 Credit Agreement, a copy of which is filed herewith as Exhibit 10.1 and is incorporated herein by reference. Capitalized terms used but not otherwise defined in the foregoing description have the respective meanings ascribed to such terms in the 2019 Credit Agreement.

On May 14, 2019, the Company drew down funds from the 2019 Senior Credit Facility to refinance its obligations under the 2017 Senior Credit Facility and to fund the Redemption (as defined below).

Convertible Second Lien Notes

On October 12, 2016, the Company and the Subsidiary, entered into a purchase agreement (the “Purchase Agreement”) with certain investors (collectively, and together with each of their successors and assigns, the “Purchasers”), in connection with the issuance of $40.0 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2019 (the “Convertible Second Lien Notes”).

The aggregate principal amount of the Convertible Second Lien Notes is convertible at the option of the Purchasers at any time prior to the scheduled maturity date at $21.33 per share representing 1.9 million shares of the Company's common stock, subject to adjustments. At closing, the Purchasers were issued 10-year costless warrants to acquire 2.5 million shares of common stock. Holders of the Convertible Second Lien Notes have a second priority lien on all assets of the Company, and holders of such warrants have a right to appoint two members to our Board of Directors (the “Board”) as long as such warrants are outstanding.

The Convertible Second Lien Notes, as set forth in the agreement, were scheduled to mature on August 30, 2019 or six months after the maturity of our current revolving credit facility but in no event later than March 30, 2020. The 2017 Senior Credit Facility was scheduled to mature no earlier than December 30, 2019; consequently, the Convertible Second Lien Notes were scheduled to mature on March 30, 2020. The Convertible Second Lien Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in-kind on the then outstanding principal amount of the Convertible Second Lien Notes by increasing the principal amount of the outstanding Convertible Second Lien Notes or by issuing additional Second Lien Notes (“PIK Interest Notes”). The PIK Interest Notes are not convertible. During such time as the Exit Credit Agreement (but not any refinancing or replacement thereof) was in effect, interest on the Convertible Second Lien Notes had to be paid in-kind. As to the new 2017 Senior Credit Facility, interest on the Convertible Second Lien Notes must be paid in-kind, provided however, that after the quarter ending March 31, 2018, if (i) there is no default, event of default or borrowing base deficiency that has occurred and is continuing, (ii) the ratio of total debt to EBITDAX as defined under the 2017 Senior Credit Facility is less than 1.75 to 1.0 and (iii) the unused borrowing base is at least 25%, then the Company can pay the interest on the Convertible Second Lien Notes in cash, at its election.

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

Upon issuance of the Convertible Second Lien Notes in October 2016, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion as well as warrants on the debt instrument, we recorded a debt discount of $11.0 million, thereby reducing the $40.0 million carrying value upon issuance to $29.0 million and recorded an equity component of $11.0 million. The debt discount is amortized using the effective interest rate method based upon an original term through August 30, 2019. As of March 31, 2019, $2.5 million of debt discount remains to be amortized on the Convertible Second Lien Notes.

As of March 31, 2019, the Company was in compliance with all covenants within the Indenture governing the Convertible Second Lien Notes.

Redemption of Convertible Second Lien Notes

On May 14, 2019, the Company delivered a notice of redemption to the trustee for the Convertible Second Lien Notes to call for redemption on May 29, 2019 (the “Redemption Date”) approximately $56.7 million aggregate principal amount of the outstanding Convertible Second Lien Notes, representing 100% of the aggregate principal amount of the outstanding Convertible Second Lien Notes (the “Redemption”). The Company instructed the trustee to provide notice of such redemption to the holders of the Convertible Second Lien Notes on May 14, 2019 in accordance with the terms of the Indenture. The Convertible Second Lien Notes will be redeemed at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest from April 15, 2019 to, but not including, the Redemption Date. The Redemption is expected to be funded with proceeds from draws on the 2019 Senior Credit Facility.

New Convertible Second Lien Notes

On May 14, 2019, the Company and the Subsidiary entered into a purchase agreement (the “New 2L Notes Purchase Agreement”) with certain funds and accounts managed by Franklin Advisers, Inc., as investment manager (each such fund or account, together with its successors and assigns, a “New 2L Notes Purchaser”) pursuant to which the Company will issue to the New 2L Notes Purchasers (the “New 2L Notes Offering”) $12.0 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2021 (the “New 2L Notes”). The closing of the New 2L Notes Offering is conditioned upon the Redemption and is expected to occur contemporaneously therewith, subject to the satisfaction of other customary closing conditions. Proceeds from the sale of the New 2L Notes will be used to pay down outstanding borrowings under the 2019 Revolving Credit Facility.

The New 2L Notes will be convertible into the Company’s Common Stock at the conversion rate, which is the sum of the outstanding principal amount of New 2L Notes to be converted, including any accrued and unpaid interest, divided by the conversion price, which shall initially be $21.33, subject to certain adjustments as described in the Indenture governing the Notes (the “New 2L Notes Indenture”). Upon conversion, the Company must deliver, at its option, either (1) a number of shares of its Common Stock determined as set forth in the New 2L Notes Indenture, (2) cash or (3) a combination of shares of its Common Stock and cash, however the Company's ability to redeem the New 2L Notes with cash is subject to the terms of the 2019 Credit Agreement.

The New 2L Notes will be issued and sold to the New 2L Notes Purchasers pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereunder. The New 2L Notes Purchasers intend to resell the New 2L Notes only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to certain persons outside the United States in accordance with Regulation S under the Securities Act. The New 2L Notes will not be registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

The New 2L Notes Purchase Agreement contains customary representations, warranties and agreements by the Company and the Subsidiary and obligations of the parties. The foregoing description of the New 2L Notes Purchase Agreement is qualified in its entirety by reference to such New 2L Notes Purchase Agreement, a copy of which is filed herewith as Exhibit 10.2 and is incorporated herein by reference.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Equity

During the three months ended March 31, 2019, no 10 year costless warrants associated with the Convertible Second Lien Notes were exercised. As of March 31, 2019, 150,000 of such warrants remain un-exercised. The Company also did not have a material vesting of its share-based compensation units during the three months ended March 31, 2019.

During the three months ended March 31, 2018, certain holders of the 10 year costless warrants associated with the Convertible Second Lien Notes exercised 589,375 warrants for the issuance of an equal amount of our one cent par value common stock. The Company received cash for the one cent par value for the issuance of 42,500 common shares. During the three months ended March 31, 2018, the Company issued 201,969 shares of its common stock to employees for payment of a portion of the bonus earned by such employees during 2017 and accrued as of December 31, 2017. The Company repurchased 75,053 of these shares into Treasury for payroll taxes withheld from employees related to the bonus payout, and these Treasury shares were retired in December 2018. The Company did not have a material vesting of its share-based compensation units during the three months ended March 31, 2018.

NOTE 6—Net Income (Loss) Per Common Share

Net income (loss) applicable to common stock was used as the numerator in computing basic and diluted net income (loss) per common share for the three months ended March 31, 2019 and 2018. The Company used the treasury stock method in determining the effects of potentially dilutive restricted stock. The following table sets forth information related to the computations of basic and diluted net income (loss) per common share:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(Amounts in thousands, except per share data)
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$448	$(5,324)
Weighted average shares of common stock outstanding	12,151	11,218
Basic net income (loss) per common share	$0.04	$(0.47)

Diluted net income (loss) per common share:
Net income (loss) applicable to common stock	$448	$(5,324)
Weighted average shares of common stock outstanding	12,151	11,218
Common shares issuable upon conversion of the Convertible Second Lien Notes associated warrants	150	-
Common shares issuable upon conversion of warrants of unsecured claim holders	1,418	-
Common shares issuable on assumed conversion of restricted stock **	413	-
Diluted weighted average shares of common stock outstanding	14,132	11,218
Diluted net income (loss) per common share (1) (2) (3)	$0.03	$(0.47)

(1) Common shares issuable on assumed conversion of share-based compensation were not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive. **	-	201
(2) Common shares issuable upon conversion of the Convertible Second Lien Notes were not included in the computation of diluted net income (loss) per common share since their inclusion would have been anti-dilutive.	1,875	1,875
(3) Common shares issuable upon conversion of the warrants associated with the Convertible Second Lien Notes and unsecured claim holders were not included in the computation of diluted net income (loss) per common share since their inclusion would have been anti-dilutive.	-	1,916

** - Common shares issuable on assumed conversion of share-based compensation assumes a payout of the Company's performance share awards at 100% of the initial units granted (or a ratio of one unit to one common share). The range of common stock shares which may be earned ranges from zero to 250% of the initial performance units granted.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Income Taxes

We recorded no income tax expense or benefit for either the three months ended March 31, 2019 or 2018. We recorded a valuation allowance for our net deferred tax asset at December 31, 2016. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our history of net operating losses) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The valuation allowance was $84.1 million as of December 31, 2018, which resulted in a net non-current deferred tax asset of $0.8 million appearing on our statement of financial position. The net $0.8 million deferred tax asset relates to Alternative Minimum Tax (“AMT”) credits, which are expected to be fully refundable in tax years 2018 - 2021 regardless of the Company's regular tax liability. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of March 31, 2019 aside from the deferred tax asset related to the AMT credits.

As of March 31, 2019, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2018.

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

The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Oil and Natural Gas Derivatives (in thousands)
Loss on commodity derivatives not designated as hedges, settled	$(1,760)	$(384)
Gain (loss) on commodity derivatives not designated as hedges, not settled	752	(597)
Total loss on commodity derivatives not designated as hedges	$(1,008)	$(981)

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivatives are approved by the Hedging Committee of our Board, and reviewed periodically by the Board.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counter-parties. Neither our counter-parties nor we require any collateral upon entering into derivative contracts. We would have been at risk of losing $1.6 million had SunTrust Bank been unable to fulfill their obligations as of March 31, 2019.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019, the open positions on our outstanding commodity derivative contracts, all of which were with JPMorgan Chase Bank, N.A. and SunTrust Bank, were as follows:

Contract Type	Daily Volume	Total Volume	Weighted Average Fixed Price	Fair Value at March 31, 2019 (In thousands)
Oil swaps (Bbls)
2019	308	84,775	$51.08	$(742)
Total oil				$(742)
Natural Gas swaps (MMBtu)
2020 (through March 31, 2020)	70,000	6,370,000	$2.873	$(787)
2019	100,000	27,500,000	$2.887	$2,613
Total natural gas				$1,826
Total oil and natural gas				$1,084

During the first quarter of 2019 we entered into the following contract with SunTrust Bank:

Contract Type	Daily Volume	Fixed Price	Contract Start Date	Contract Termination
Natural gas swap (MMBtu)	30,000	$2.951	April 1, 2019	March 31, 2020

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each Level as of March 31, 2019 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1—“Description of Business and Significant Accounting Policies” for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

Description	Level 1	Level 2	Level 3	Total
Fair value of oil and natural gas derivatives - Current Assets	$-	$1,826	$-	$1,826
Fair value of oil and natural gas derivatives - Non-current Assets	-	-	-	-
Fair value of oil and natural gas derivatives - Current Liabilities	-	(742)	-	(742)
Fair value of oil and natural gas derivatives - Non-current Liabilities	-	-	-	-
Total	$-	$1,084	$-	$1,084

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter-party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
Fair Value of Oil and Natural Gas Derivatives	Gross	Amount	As	Gross	Amount	As
(in thousands)	Amount	Offset	Presented	Amount	Offset	Presented
Fair value of oil and natural gas derivatives - Current Assets	$3,035	$(1,209)	$1,826	$2,893	$(2,090)	$803
Fair value of oil and natural gas derivatives - Non-current Assets	-	-	-	-	-	-
Fair value of oil and natural gas derivatives - Current Liabilities	(1,951)	1,209	(742)	(2,090)	2,090	-
Fair value of oil and natural gas derivatives - Non-current Liabilities	-		-	(471)	-	(471)
Total	$1,084	$-	$1,084	$332	$-	$332

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Commitments and Contingencies

We are party to various lawsuits from time to time arising in the normal course of business, including, but not limited to, royalty, contract, personal injury, and environmental claims. We have established reserves as appropriate for all such proceedings and intend to vigorously defend these actions. Management believes, based on currently available information, that adverse results or judgments from such actions, if any, would not have been material to our consolidated financial position, results of operations or liquidity for the three months ended March 31, 2019 and 2018.

NOTE 10—Leases

We adopted ASU 2016-02, Leases, during the quarter ended March 31, 2019, and we elected the transition relief package of practical expedients. We determine if an arrangement is or contains a lease at inception. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets. We lease our corporate office building in Houston, Texas. We recognize lease expense for this lease on a straight-line basis over the lease term. This operating lease is included in furniture, fixtures and equipment and other capital assets, accrued liabilities and other non-current liabilities on our Consolidated Balance Sheets. The operating lease asset and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As this lease did not provide an implicit rate, we used a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. The operating lease asset includes any lease payments made but excludes annual operating charges. Operating lease expense is recognized on a straight-line basis over the lease term and reported in general and administrative operating expense on our Consolidated Statements of Operations. We have also entered into leases for certain vehicles and other equipment which are immaterial to our financial statements and have therefore not been recorded on our Consolidated Balance Sheets.

The lease cost components for the three months ended March 31, 2019 are classified as follows:

(in thousands)	March 31, 2019	Consolidated Statements of Operations Classification
Building lease cost	$353	General and administrative expense
Variable lease cost (1)	47	General and administrative expense
	$400

(1) Includes building operating expenses.

The following are additional details related to our lease portfolio as of March 31, 2019:

(in thousands)	March 31, 2019	Consolidated Balance Sheets Classification
Lease asset, gross	$2,922	Furniture, fixtures and equipment and other capital assets
Accumulated depreciation	(285)	Accumulated depletion, depreciation and amortization
Lease asset, net	$2,637

Current lease liability	$1,332	Accrued liabilities
Non-current lease liability	1,871	Other non-current liabilities
Total lease liabilities	$3,203

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents operating lease liability maturities as of March 31, 2019:

(in thousands)	March 31, 2019
2019	$1,155
2020	1,540
2021	813
2022	-
2023	-
Thereafter	-
Total lease payments	$3,508
Less imputed interest	305
Present value of lease liabilities	$3,203

The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASU 842 are as follows:

(in thousands)	December 31, 2018
2019	$3,753
2020	1,556
2021	513
2022	-
2023	-
Thereafter	-
Future minimum lease obligations	$5,822

As of March 31, 2019, our office building operating lease has a weighted-average remaining lease term of 2.1 years and a weighted-average discount rate of 8.0 percent. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million for the three months ended March 31, 2019.

NOTE 11—Dispositions

On March 1, 2019, the Company closed on the sale of working interests in certain non-core Haynesville Shale Trend oil and gas leases and related facilities in Caddo Parish, Louisiana for total consideration of $1.3 million, subject to customary post-closing adjustments. The disposition was recorded as a reduction to our oil and natural gas properties (full cost method) on our Consolidated Balance Sheets.

NOTE 12—Subsequent Events

On April 29, 2019, the Company entered into a Limited Waiver to Credit Agreement with the Subsidiary, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders that are party thereto, pursuant to which the lenders agreed to waive the Company’s failure to comply with the current ratio financial covenant under the 2017 Senior Credit Facility as of the last day of the fiscal quarter ending March 31, 2019.

On May 14, 2019, the Company entered into the 2019 Credit Agreement among the Company, the Subsidiary, as borrower, SunTrust Bank, as administrative agent, and certain lenders that are party thereto, which provides the 2019 Senior Credit Facility. The 2019 Senior Credit Facility amends, restates and refinances the obligations under the 2017 Credit Agreement.

On May 14, 2019, the Company delivered a notice of redemption to the trustee for the Convertible Second Lien Notes to call for redemption on May 29, 2019 approximately $56.7 million aggregate principal amount of the outstanding Convertible Second Lien Notes, representing 100% of the aggregate principal amount of the outstanding Convertible Second Lien Notes.

On May 14, 2019, the Company and the Subsidiary entered into the New 2L Notes Purchase Agreement with the New 2L Notes Purchasers pursuant to which the Company will issue to the New 2L Notes Purchasers $12.0 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2021.

Please see Note 4—“Debt” for a detailed description of each of these transactions.

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

•	the creditworthiness of our financial counter-parties and operation partners; and
•	other factors discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings, press releases and discussions with our management.

For additional information regarding known material factors that could cause our actual results to differ from projected results please read the rest of this report and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Primary Operating Areas

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Caddo, DeSoto and Red River parishes, Louisiana and Angelina and Nacogdoches counties, Texas. We have acquired or farmed-in leases totaling approximately 39,100 gross (22,100 net) acres as of March 31, 2019 in the Haynesville Shale Trend. During the first quarter of 2019, we sold a portion of our non-core Haynesville Shale Trend acreage and the associated production located in Caddo Parish, Louisiana. We completed and produced 2 gross (2.0 net) new wells in the first quarter of 2019 and had 3 gross (2.7 net) wells in the drilling or completions phase as of March 31, 2019. Our net production volumes from our Haynesville Shale Trend wells represented approximately 96% of our total equivalent production on a Mcfe basis and substantially all of our natural gas production for the first quarter of 2019. We are focusing on increasing our natural gas production volumes through increased drilling in the Haynesville Shale Trend, where we plan to focus all of our 2019 drilling efforts.

Tuscaloosa Marine Shale Trend

We have acquired approximately 49,900 gross (34,500 net) lease acres in the TMS as of March 31, 2019 with approximately 39,300 gross (33,000 net) acres held by production. We have 2 gross (1.7 net) TMS wells drilled and awaiting completion. Our net production volumes from our TMS wells represented approximately 3% of our total equivalent production on a Mcfe basis and substantially all of our total oil production for the first quarter of 2019. Despite no capital expenditures, we are seeking to maintain production through strategic expense workover operations in the TMS.

Eagle Ford Shale Trend

We have retained approximately 12,300 net acres of undeveloped leasehold in the Eagle Ford Shale Trend in Frio County, Texas as of March 31, 2019, which is prospective for future development or sale.

Results of Operations

The items that had the most material financial effect on our net income of $0.5 million for the three months ended March 31, 2019 were oil and gas revenues, transportation and processing expense and depletion, depreciation and amortization expense. All these items increased compared to the three months ended March 31, 2018, which is primarily attributable to production volume increases.

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

Revenues from Operations

	Three Months Ended March 31,
(In thousands, except for price and average daily production data)	2019	2018	Variance
Revenues:
Natural gas	$26,360	$7,901	$18,459	234%
Oil and condensate	2,786	3,942	(1,156)	(29)%
Natural gas, oil and condensate	29,146	11,843	17,303	146%
Net Production:
Natural gas (Mmcf)	9,060	2,952	6,108	207%
Oil and condensate (MBbls)	47	61	(14)	(23)%
Total (Mmcfe)	9,342	3,316	6,026	182%
Average daily production (Mcfe/d)	103,795	36,844	66,951	182%
Average realized sales price per unit:
Natural gas (per Mcf)	$2.91	$2.68	$0.23	9%
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	$2.73	$2.69	$0.04	1%
Oil and condensate (per Bbl)	$59.45	$65.00	$(5.55)	(9)%
Oil and condensate (per Bbl) including the effect of realized losses on derivatives	$57.06	$57.99	$(0.93)	(2)%
Average realized price (per Mcfe)	$3.12	$3.57	$(0.45)	(13)%

Natural gas, oil and condensate revenues increased by $17.3 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily driven by increased natural gas production and higher realized natural gas prices. The increase in natural gas production volumes is attributed to two operated Haynesville Shale Trend wells completed in the first quarter of 2019 and the continued production of five operated and eight non-operated Haynesville Shale Trend wells completed since the first quarter of 2018. The revenue increases were also offset by decreased oil production and lower realized oil prices in the first quarter of 2019 versus the prior year period. For the three months ended March 31, 2019, 90% of our oil and natural gas revenue was attributable to natural gas sales compared to 67% for the three months ended March 31, 2018.

Operating Expenses

As described below, total operating expenses increased $10.9 million to $24.0 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase in total operating expenses for the three months ended March 31, 2019 was primarily due to increased depreciation, depletion and amortization, transportation expense and lease operating expense discussed further below.

	Three Months Ended March 31,
Operating Expenses (in thousands)	2019	2018	Variance
Lease operating expenses	$3,335	$2,566	$769	30%
Production and other taxes	631	640	(9)	(1)%
Transportation and processing	4,701	1,312	3,389	258%
Operating Expenses per Mcfe
Lease operating expenses	$0.36	$0.77	$(0.41)	(53)%
Production and other taxes	$0.07	$0.19	$(0.12)	(63)%
Transportation and processing	$0.50	$0.40	$0.10	25%

Lease Operating Expense

Lease operating expense (“LOE”) increased $0.8 million during the three months ended March 31, 2019 compared to the same period in 2018. The increase in LOE between periods included $0.3 million ($0.04 per Mcfe) of workover expense. The increase in LOE not attributable to workover expense is attributable to increased well count and production for the three months ended March 31, 2019. Per unit LOE will continue to decrease as we increase production in the Haynesville Shale Trend, which carries a much lower per unit LOE than the Company’s current per unit rate.

Production and Other Taxes

Production and other taxes includes severance and ad valorem taxes. Severance taxes for the three months ended March 31, 2019 were $0.4 million, and ad valorem taxes for the three months ended March 31, 2019 were $0.3 million, which both remained unchanged from the prior year period.

Severance taxes decreased less than $0.1 million for the three months ended March 31, 2019 as compared with the same period in 2018. The State of Louisiana has enacted an exemption from the existing 12.5% severance tax on oil and from the $0.111 per Mcf (from July 1, 2017 through June 30, 2018) and $0.122 per Mcf (starting on July 1, 2018) severance tax on natural gas for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) payout of the well. All of our drilled Haynesville Shale Trend wells in Northwest Louisiana are benefiting from this exemption.

Ad valorem tax increased by less than $0.1 million for the three months ended March 31, 2019 as compared to the same period in 2018 due to adding wells offset by property values slightly decreasing. We expect ad valorem taxes to increase as our newly producing wells begin to be valued by the taxing jurisdictions.

Transportation and Processing

Transportation and processing expense for the three months ended March 31, 2019 increased compared to the same period in 2018, reflecting increased production from our Haynesville Shale Trend wells. Our natural gas volumes from our operated wells generally carry less transportation cost per Mcf than from wells we do not operate. Despite an increase in our operated natural gas production volumes between periods, our cost per Mcfe increased in the first quarter of 2019 compared to the same period in 2018. This per unit increase is partially attributed to the mix of oil and natural gas production volumes during each period as our oil production is not burdened by transportation and processing cost.

	Three Months Ended March 31,
Operating Expenses (in thousands):	2019	2018	Variance
Depreciation, depletion and amortization	$10,046	$3,452	$6,594	191%
General and administrative	5,310	5,196	114	2%
Other	10	-	10	100%
Operating Expenses per Mcfe
Depreciation, depletion and amortization	$1.08	$1.04	$0.04	4%
General and administrative	$0.57	$1.57	$(1.00)	(64)%
Other	$-	$-	$-	0%

Depreciation, Depletion and Amortization (“DD&A”)

DD&A expense is calculated on the Full Cost Method using the units of production (the “UOP”) method. The increase in DD&A expense was attributed primarily to increased production as well as an increased DD&A rate for the three months ended March 31, 2019 as compared to the same period in 2018.

General and Administrative (“G&A”)

The Company recorded $5.3 million in G&A expense for the three months ended March 31, 2019, which included non-cash expenses of $1.5 million for share-based compensation. G&A expense increased for the three months ended March 31, 2019 by $0.1 million compared to the same period in 2018 primarily due to increased legal costs.

The Company recorded $5.2 million in G&A expense for the three months ended March 31, 2018, which included non-cash expenses of $1.7 million for share-based compensation.

Other Income (Expense)

	Three Months Ended March 31,
Other income (expense) (in thousands):	2019	2018	Variance
Interest expense	$(3,657)	$(2,673)	$(984)	37%
Interest income and other	6	(7)	13	186%
Gain (loss) on commodity derivatives not designated as hedges	(1,008)	(981)	(27)	3%

Average funded borrowings adjusted for debt discount	$80,588	$50,652	$29,936	59%
Average funded borrowings	$84,490	$58,258	$26,232	45%

Interest Expense

The Company's interest expense for the three months ended March 31, 2019 reflected interest payable in cash of $0.5 million incurred on the 2017 Senior Credit Facility (as defined below) and non-cash interest of $3.2 million incurred on the Company's 13.50% Convertible Second Lien Senior Secured Notes due 2019 (the “Convertible Second Lien Notes”), which included $1.8 million of paid in-kind interest and $1.3 million of amortization of debt discount as well as $0.1 million in amortization of debt issuance costs.

The Company's interest expense for the three months ended March 31, 2018 reflected interest payable in cash of $0.2 million incurred on the 2017 Senior Credit Facility and non-cash interest of $2.5 million incurred on the Convertible Second Lien Notes, which included $1.6 million of paid in-kind interest and $0.9 million of amortization of debt discount.

Gain (Loss) on Commodity Derivatives Not Designated as Hedges

The loss on commodity derivatives not designated as hedges of $1.0 million for the three months ended March 31, 2019 was comprised of a $1.8 million loss on cash settlement of natural gas and oil derivative contracts offset by a mark to market gain of $0.8 million, representing the change of the fair value of our open natural gas and oil derivative contracts.

Reorganization gain (loss), net

We incurred $0.3 million in trustee and legal fees in the three months ended March 31, 2018 before settling the final outstanding bankruptcy claims and closing our bankruptcy in 2018.

Income Tax Benefit

We recorded no income tax expense or benefit for the three months ended March 31, 2019. We recorded a valuation allowance for our net deferred tax asset at December 31, 2016. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our history of net operating losses) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The valuation allowance was $84.1 million as of December 31, 2018, which resulted in a net non-current deferred tax asset of $0.8 million appearing on our statement of financial position. The net $0.8 million deferred tax asset relates to Alternative Minimum Tax (“AMT”) credits, which are expected to be fully refundable in tax years 2018 - 2021 regardless of the Company's regular tax liability. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of March 31, 2019 aside from the deferred tax asset related to the AMT credits.

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-United States Generally Accepted Accounting Principle (“US GAAP”) financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. The Company defines Adjusted EBITDA as earnings before interest expense, income and similar tax, DD&A, share-based compensation expense and impairment of oil and natural gas properties (if any). In calculating Adjusted EBITDA, gains/losses on reorganization and mark-to-market gains/losses on commodity derivatives not designated as hedges are also excluded. Other excluded items include adjustments resulting from the accounting for operating leases under Accounting Standards Codification (“ASC”) 842, interest income and any extraordinary non-cash gains or losses. Adjusted EBITDA is not a measure of net income (loss) as determined by US GAAP. Adjusted EBITDA should not be considered an alternative to net income (loss), as defined by US GAAP.

The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDA to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income (loss) (US GAAP)	$448	$(5,324)
Interest expense	3,657	2,673
Depreciation, depletion and amortization	10,046	3,452
Share-based compensation expense (non-cash)	1,568	1,675
Loss on commodity derivatives not designated as hedges, not settled	(752)	597
Other items (1)	247	338
Adjusted EBITDA	$15,214	$3,411

(1)	Other items include $0.3 million from the impact of accounting for operating leases under ASC 842 as well as interest income, reorganization items and other non-recurring income and expense.

Management believes that this non-US GAAP financial measure provides useful information to investors because it is monitored and used by our management and widely used by professional research analysts in the valuation and investment recommendations of companies within the oil and natural gas exploration and production industry.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the first three months of 2019 were cash on hand, cash from operating activities, net proceeds from borrowings on our 2017 Senior Credit Facility and proceeds from the sale of assets. We used cash primarily to fund capital expenditures. We currently plan to fund our operations and capital expenditures for the remainder of 2019 through a combination of cash on hand, cash from operating activities and borrowing under our revolving credit facility, although we may from time to time consider the funding alternatives described below.

On October 17, 2017, we entered into the 2017 Senior Credit Facility, which provides for revolving loans of up to the borrowing base then in effect. Total lender commitments under the 2017 Senior Credit Facility are $250 million subject to a borrowing base limitation, which as of March 31, 2019 was $75 million, subject to an elected draw limit of $50 million. The 2017 Senior Credit Facility matures on a) October 17, 2021 or b) December 30, 2019, if the Convertible Second Lien Notes have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 30, 2019. Revolving borrowings under the 2017 Senior Credit Facility are limited to, and subject to periodic redeterminations of, the borrowing base. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. We may, however, elect to reduce the proposed borrowing base to a lower draw limit by providing notice to the lenders contemporaneously with each redetermination of the borrowing base. Pursuant to the terms of the 2017 Senior Credit Facility, borrowing base redeterminations will be on a semi-annual basis on or about March 1st and September 1st of each calendar year. The borrowing base is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, we and the administrative agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. JPMorgan Chase Bank, N.A. is the lead lender and administrative agent under the 2017 Senior Credit Facility.

We exited the first quarter of 2019 with no cash on hand and $32.0 million of outstanding borrowings with $18 million of availability under the 2017 Senior Credit Facility borrowing base draw limit of $50 million. Due to the timing of payment of our capital expenditures, we reflected a working capital deficit of $30 million as of March 31, 2019. Subsequently, our working capital deficit was not covered by availability under our 2017 Senior Credit Facility due to our draw limit, and we were therefore not in compliance with our current ratio covenant under the 2017 Senior Credit Facility. On April 29, 2019, we entered into a Limited Waiver to Credit Agreement with the Subsidiary, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to waive our failure to comply with the current ratio financial covenant under the 2017 Senior Credit Facility as of the last day of the fiscal quarter ending March 31, 2019.

On May 14, 2019, the Company entered into a Second Amended and Restated Senior Secured Revolving Credit Agreement (the “2019 Credit Agreement”) among the Company, the Subsidiary, as borrower (in such capacity, the “Borrower”), SunTrust Bank, as administrative agent (the “Administrative Agent”), and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “2019 Senior Credit Facility”). The 2019 Senior Credit Facility amends, restates and refinances the obligations under the 2017 Credit Agreement.

The 2019 Senior Credit Facility matures (a) May 14, 2024 or (b) the date that is 180 days prior to the “Maturity Date” as defined in the New 2L Notes Indenture (as defined below) as in effect on the issuance date of the New 2L Notes if the New 2L Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by, such date. The maximum credit amount under the 2019 Senior Credit Facility is currently $500 million with an initial borrowing base of $115 million. The borrowing base is scheduled to be redetermined on or about June 1, 2019 and thereafter in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations.  The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

On May 14, 2019, the Company and the Subsidiary entered into a purchase agreement (the “New 2L Notes Purchase Agreement”) with certain funds and accounts managed by Franklin Advisers, Inc., as investment manager (each such fund or account, together with its successors and assigns, a “New 2L Notes Purchaser”) pursuant to which the Company will issue to the New 2L Notes Purchasers (the “New 2L Notes Offering”) $12.0 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2021 (the “New 2L Notes”). The closing of the New 2L Notes Offering is conditioned upon the Redemption and is expected to occur contemporaneously therewith, subject to the satisfaction of other customary closing conditions. Proceeds from the sale of the New 2L Notes will be used to pay down outstanding borrowings under the 2019 Revolving Credit Facility.

We continuously monitor our leverage position and coordinate our capital program with our expected cash flows and repayment of our projected debt. We will continue to evaluate funding alternatives as needed.

Alternatives available to us include:

•	availability under the 2019 Senior Secured Credit Facility;
•	issuance of debt securities;
•	joint ventures in our TMS and/or Haynesville Shale Trend acreage;
•	issuance of equity securities; and
•	sale of non-core assets.

We have supported our cash flows with derivative contracts that covered approximately 79% of our natural gas sales volumes for the first three months of 2019 and 62% of our oil volumes for the first three months of 2019. For additional information on our derivative instruments see Note 8—“Commodity Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash flow statement information:
Net cash:
Provided by operating activities	$17,907	$6,256
Used in investing activities	(26,970)	(5,781)
Provided by (used in) financing activities	4,995	(16,736)
Decrease in cash and cash equivalents	$(4,068)	$(16,261)

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations for the three months ended March 31, 2019 and 2018. Changes in working capital and net cash settlements related to our derivative contracts also impact cash flows. Net cash provided by operating activities for the three months ended March 31, 2019 was $17.9 million including operating cash flows before positive working capital changes of $3.1 million and including a reduction due to net cash payments of $1.8 million in settlement of derivative contracts. The substantial increase in cash provided by operating activities in the current quarter compared to the first quarter 2018 was attributable to a 146% increase in oil and natural gas revenues driven by a 182% increase in equivalent production volumes offset by a 13% decrease in equivalent realized prices.

Investing activities: Net cash used in investing activities was $27.0 million for the three months ended March 31, 2019 which reflected cash expended on capital projects of $28.3 million reduced by $1.3 million cash proceeds received from sale of oil and gas properties. We recorded $29.5 million in capital expenditures in this period. The difference in capital expenditures and cash expended on capital projects for the three months ended March 31, 2019 was attributed to a net capital accrual increase of $1.1 million and capitalization of $0.2 million of asset retirement and non-cash internal costs. During the three months ended March 31, 2019, we conducted drilling and completion operations on 5 gross (4.7 net) wells bringing 2 gross (2.0 net) wells on production with 3 gross (2.7 net) wells remaining in the drilling and completion process at March 31, 2019.

Financing activities: Net cash provided by financing activities for the three months ended March 31, 2019 reflects primarily net borrowings under our 2017 Senior Credit Facility.

Debt consisted of the following balances as of the dates indicated (in thousands):

	March 31, 2019		December 31, 2018
	Principal	Carrying Amount	Principal	Carrying Amount
2017 Senior Credit Facility	$32,000	$32,000	$27,000	$27,000
Convertible Second Lien Notes (1)	55,493	52,969	53,691	49,820
Total debt	$87,493	$84,969	$80,691	$76,820

(1) The debt discount is being amortized using the effective interest rate method based upon a maturity date of August 30, 2019. The principal includes $15.5 million and $13.7 million of paid in-kind interest as of March 31, 2019 and December 31, 2018, respectively. The carrying value includes $2.5 million and $3.9 million of unamortized debt discount as of March 31, 2019 and December 31, 2018, respectively.

For additional information on our financing activities, see Note 4—“Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended March 31, 2019.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Our primary market risks are attributable to fluctuations in commodity prices and interest rates. These fluctuations can affect revenues and cash flow from operating, investing and financing activities. Our risk-management policies provide for the use of derivative instruments to manage these risks. The types of derivative instruments we utilize include futures, swaps, options and fixed-price physical-delivery contracts. The volume of commodity derivative instruments we utilize may vary from year to year and is governed by risk-management policies with levels of authority delegated by our Board. Both exchange and over-the-counter traded commodity derivative instruments may be subject to margin deposit requirements, and we may be required from time to time to deposit cash or provide letters of credit with exchange brokers or its counter-parties in order to satisfy these margin requirements.

For information regarding our accounting policies and additional information related to our derivative and financial instruments, see Note 1—“Description of Business and Significant Accounting Policies”, Note 4—“Debt” and Note 8—“Commodity Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Commodity Price Risk

Our most significant market risk relates to fluctuations in crude oil and natural gas prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash write-down of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. We have entered into natural gas and oil derivative instruments in order to reduce the price risk associated with production for the rest of 2019 of approximately 100,000 MMBtu per day and 308 barrels per day, respectively, and in the first quarter of 2020 of 70,000 MMBtu per day. We did not enter into derivatives instruments for trading purposes. Utilizing actual derivative contractual volumes, a hypothetical increase of 10% in the underlying commodity prices would have changed the derivative natural gas net asset position to a liability position with a change of $9.1 million and increased the derivative oil liability position by $0.5 million as of March 31, 2019. Likewise, a hypothetical decrease of 10% in the underlying commodity prices would have increased the derivative natural gas net asset position by $9.4 million and decreased the derivative oil liability position by $0.5 million as of March 31, 2019. Furthermore, a gain or loss would have been substantially offset by an increase or decrease, respectively, in the actual sales value of production covered by the derivative instruments.

Adoption of Comprehensive Financial Reform

The adoption of comprehensive financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of March 31, 2019, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

As of March 31, 2019, we did not have any material outstanding and pending litigation.

Item 1A—Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or future results.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2019, the Company and the Subsidiary entered into a purchase agreement (the “New 2L Notes Purchase Agreement”) with certain funds and accounts managed by Franklin Advisers, Inc., as investment manager (each such fund or account, together with its successors and assigns, a “New 2L Notes Purchaser”) pursuant to which the Company will issue to the New 2L Notes Purchasers (the “New 2L Notes Offering”) $12.0 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2021 (the “New 2L Notes”). The closing of the New 2L Notes Offering is conditioned upon the Redemption and is expected to occur contemporaneously therewith, subject to the satisfaction of other customary closing conditions. Proceeds from the sale of the New 2L Notes will be used to pay down outstanding borrowings under the 2019 Revolving Credit Facility.

The New 2L Notes will be convertible into the Company’s Common Stock at the conversion rate, which is the sum of the outstanding principal amount of New 2L Notes to be converted, including any accrued and unpaid interest, divided by the conversion price, which shall initially be $21.33, subject to certain adjustments as described in the Indenture governing the Notes (the “New 2L Notes Indenture”). Upon conversion, the Company must deliver, at its option, either (1) a number of shares of its Common Stock determined as set forth in the New 2L Notes Indenture, (2) cash or (3) a combination of shares of its Common Stock and cash, however the Company's ability to redeem the New 2L Notes with cash is subject to the terms of the 2019 Credit Agreement.

The New 2L Notes will be issued and sold to the New 2L Notes Purchasers pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereunder. The New 2L Notes Purchasers intend to resell the New 2L Notes only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to certain persons outside the United States in accordance with Regulation S under the Securities Act. The New 2L Notes will not be registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

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

10.1*	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 14, 2019, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, SunTrust Bank, as Administrative Agent, and the Lenders party thereto.
10.2*	Note Purchase Agreement, dated as of May 14, 2019, by and among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as subsidiary guarantor, and certain funds and accounts managed by Franklin Advisers, Inc., as investment manager.
31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: May 14, 2019	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: May 14, 2019	By:	/S/ Robert T. Barker
Robert T. Barker
Senior Vice President, Controller, Chief Accounting Officer and Chief Financial Officer