Form 10-Q
period 2019-06-30
GOODRICH PETROLEUM CORP
filed 2019-08-07
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The Registrant had 12,303,718 shares of common stock outstanding on August 7, 2019.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,669	$4,068
Accounts receivable, trade and other, net of allowance	2,660	744
Accrued oil and natural gas revenue	15,869	14,464
Fair value of oil and natural gas derivatives	11,421	803
Inventory	584	596
Prepaid expenses and other	374	533
Total current assets	32,577	21,208
PROPERTY AND EQUIPMENT:
Unevaluated properties	105	180
Oil and natural gas properties (full cost method)	259,247	206,097
Furniture, fixtures and equipment and other capital assets	4,359	1,360
	263,711	207,637
Less: Accumulated depletion, depreciation and amortization	(66,272)	(42,447)
Net property and equipment	197,439	165,190
Fair value of oil and natural gas derivatives	719	-
Deferred tax asset	786	786
Other	2,220	580
TOTAL ASSETS	$233,741	$187,764
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,897	$25,734
Accrued liabilities	16,044	16,518
Fair value of oil and natural gas derivatives	376	-
Total current liabilities	52,317	42,252
Long term debt, net	94,904	76,820
Accrued abandonment cost	3,963	3,791
Fair value of oil and natural gas derivatives	-	471
Other non-current liabilities	1,523	-
Total liabilities	152,707	123,334
Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	-	-
Common stock: $0.01 par value, 75,000,000 shares authorized, and 12,302,318 and 12,150,918 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	123	122
Treasury stock: 46,781 and zero shares as of June 30, 2019 and December 31, 2018, respectively	(543)	-
Additional paid in capital	79,780	74,861
Accumulated earnings (deficit)	1,674	(10,553)
Total stockholders’ equity	81,034	64,430
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,741	$187,764

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Oil and natural gas revenues	$31,886	$17,784	$61,032	$29,627
Other	(2)	51	(8)	42
	31,884	17,835	61,024	29,669
OPERATING EXPENSES:
Lease operating expense	2,978	2,465	6,313	5,031
Production and other taxes	624	669	1,255	1,309
Transportation and processing	5,754	2,086	10,455	3,398
Depreciation, depletion and amortization	13,299	5,560	23,345	9,012
General and administrative	4,936	4,803	10,246	9,999
Other	(59)	165	(49)	165
	27,532	15,748	51,565	28,914
Operating income	4,352	2,087	9,459	755
OTHER INCOME (EXPENSE):
Interest expense	(3,398)	(2,732)	(7,055)	(5,405)
Interest income and other expense	18	116	24	109
Gain (loss) on commodity derivatives not designated as hedges	12,653	(2,174)	11,645	(3,155)
Loss on early extinguishment of debt	(1,846)	-	(1,846)	-
	7,427	(4,790)	2,768	(8,451)

Reorganization items, net	-	42	-	(289)

Income (loss) before income taxes	11,779	(2,661)	12,227	(7,985)
Income tax benefit	-	-	-	-
Net income (loss)	$11,779	$(2,661)	$12,227	$(7,985)
PER COMMON SHARE
Net income (loss) per common share - basic	$0.96	$(0.23)	$1.00	$(0.70)
Net income (loss) per common share - diluted	$0.82	$(0.23)	$0.85	$(0.70)
Weighted average shares of common stock outstanding - basic	12,211	11,629	12,181	11,424
Weighted average shares of common stock outstanding - diluted	14,581	11,629	14,498	11,424

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,227	$(7,985)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	23,345	9,012
Right of use asset depreciation	626	-
(Gain) loss on commodity derivatives not designated as hedges	(11,645)	3,155
Net cash received (paid) for settlement of derivative instruments	213	(541)
Share-based compensation (non-cash)	3,148	3,167
Amortization of finance cost, debt discount, paid in-kind interest and accretion	7,445	5,157
Reorganization items (non-cash), net	-	289
Other	12	218
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(1,916)	(598)
Accrued oil and natural gas revenue	(1,405)	(2,359)
Prepaid expenses and other	131	(20)
Accounts payable	10,163	3,936
Accrued liabilities	(1,091)	(776)
Net cash provided by operating activities	41,253	12,655
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55,066)	(53,100)
Proceeds from sale of assets	1,284	26,920
Net cash used in investing activities	(53,782)	(26,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(49,500)	(16,723)
Proceeds from bank borrowings	106,900	6,000
Repayment of Convertible Second Lien Notes	(56,728)	-
Proceeds from New 2L Notes	12,000	-
Issuance cost, net	(2,000)	(10)
Purchase of treasury stock and other	(542)	(5)
Net cash provided by (used in) financing activities	10,130	(10,738)
Decrease in cash and cash equivalents	(2,399)	(24,263)
Cash and cash equivalents, beginning of period	4,068	25,992
Cash and cash equivalents, end of period	$1,669	$1,729
Supplemental disclosures of cash flow information:
Cash paid for reorganization items, net	$-	$543
Cash paid for interest	$1,681	$249
Increase (decrease) in non-cash capital expenditures	$(1,019)	$(2,805)

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	Earnings (Deficit)	Equity
Balance at December 31, 2017	-	$-	10,771	$108	$68,446	-	$-	$(12,303)	$56,251
Net loss	-	-	-	-	-	-	-	(5,324)	(5,324)
Share-based compensation	-	-	-	-	1,776	-	-	-	1,776
Restricted stock vesting & other	-	-	203	2	2,224	(75)	(827)	-	1,399
Convertible Second Lien Notes warrant exercises	-	-	589	6	(6)	-	-	-	-
Issuance cost	-	-	-	-	(34)	-	-	-	(34)
Balance at March 31, 2018	-	-	11,563	116	72,406	(75)	(827)	(17,627)	54,068
Net loss	-	-	-	-	-	-	-	(2,661)	(2,661)
Share-based compensation	-	-	-	-	1,758	-	-	-	1,758
Restricted stock vesting & other	-	-	1	-	-	(1)	(5)	-	(5)
Convertible Second Lien Notes warrant exercises	-	-	273	3	1	-	-	-	4
Issuance cost	-	-	-	-	(30)	-	-	-	(30)
Balance at June 30, 2018	-	$-	11,837	$119	$74,135	(76)	$(832)	$(20,288)	$53,134

Balance at December 31, 2018	-	$-	12,151	$122	$74,861	-	$-	$(10,553)	$64,430
Net income	-	-	-	-	-	-	-	448	448
Share-based compensation	-	-	-	-	1,745	-	-	-	1,745
Treasury stock activity	-	-	1	-	-	-	(5)	-	(5)
Balance at March 31, 2019	-	-	12,152	122	76,606	-	(5)	(10,105)	66,618
Net income	-	-	-	-	-	-	-	11,779	11,779
Share-based compensation	-	-	-	-	1,765	-	-	-	1,765
New 2L Notes conversion	-	-	-	-	1,429	-	-	-	1,429
Convertible Second Lien Notes warrant exercises	-	-	150	1	(20)	-	-	-	(19)
Treasury stock activity	-	-	-	-	-	47	(538)	-	(538)
Balance at June 30, 2019	-	$-	12,302	$123	$79,780	47	$(543)	$1,674	$81,034

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

Basis of Presentation

The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly, certain information normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) has been condensed or omitted. This information should be read in conjunction with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

Accounts Payable—Accounts payable consisted of the following amounts as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Trade payables	$14,317	$8,633
Revenue payables	21,057	16,665
Prepayments from partners	293	132
Miscellaneous payables	230	304
Total Accounts payable	$35,897	$25,734

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities—Accrued liabilities consisted of the following amounts as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Accrued capital expenditures	$7,067	$8,086
Accrued lease operating expense	936	1,100
Accrued production and other taxes	704	338
Accrued transportation and gathering	2,860	1,888
Accrued performance bonus	1,943	3,420
Accrued interest	216	443
Accrued office lease	1,359	598
Accrued general and administrative expense and other	959	645
Total Accrued liabilities	$16,044	$16,518

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

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and thereby subject to DD&A and the full cost ceiling test. For the three months ended June 30, 2019 and 2018, we transferred $0.1 million and $0.3 million, respectively, from unevaluated properties to proved oil and natural gas properties. For the six months ended June 30, 2019 and 2018, we transferred $0.2 million and $0.4 million, respectively, from unevaluated properties to proved oil and natural gas properties. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

There were no Full Cost Ceiling Test write-downs for the three or six months ended June 30, 2019 or 2018.

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
•

Level 2 Inputs— quotes that are derived principally from or corroborated by observable market data. Included in this level are our 2017 Senior Credit Facility and 2019 Senior Credit Facility (both as defined below) and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counter-parties; and

•

Level 3 Inputs— unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this level would be our initial measurement of asset retirement obligations.

As of June 30, 2019 and December 31, 2018, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

Revenue Recognition—Oil and natural gas revenues are generally recognized upon delivery of our produced oil and natural gas volumes to our customers. We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. As of June 30, 2019 and December 31, 2018, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted. See Note 2.

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

Guarantee—As of June 30, 2019, Goodrich Petroleum Company LLC, the wholly owned subsidiary of Goodrich Petroleum Corporation, was the Subsidiary Guarantor of our New 2L Notes (as defined below).

Debt Issuance Cost—The Company records debt issuance costs associated with its New 2L Notes (and previously with its Convertible Second Lien Notes, both as defined below) as a contra balance to long term debt, net in our Consolidated Balance Sheets, which is amortized straight-line over the life of the respective notes. Debt issuance costs associated with our revolving credit facility debt are recorded in other assets in our Consolidated Balance Sheets, which is amortized straight-line over the life of such debt.

New Accounting Pronouncements

On August 28, 2018, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“Topic 820”). The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820 including the removal, modification and addition of certain disclosure requirements. For all entities, the amendments in this ASU are effective for fiscal periods beginning after December 15, 2019, including interim periods therein. We are evaluating the expected impact these amendments will have on our consolidated financial statements.

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

We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. As of June 30, 2019 and December 31, 2018, receivables from contracts with customers were $15.9 million and $14.5 million, respectively.

The following table presents our revenues disaggregated by revenue source and by operated and non-operated properties for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues

Operated	$2,805	$25,163	$-	$27,968	$5,516	$45,337	$-	$50,853
Non-operated	139	3,775	4	3,918	214	9,957	8	10,179
Total oil and natural gas revenues	$2,944	$28,938	$4	$31,886	$5,730	$55,294	$8	$61,032

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues

Operated	$3,835	$10,900	$-	$14,735	$7,634	$16,701	$-	$24,335
Non-operated	133	2,912	4	3,049	276	5,008	8	5,292
Total oil and natural gas revenues	$3,968	$13,812	$4	$17,784	$7,910	$21,709	$8	$29,627

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the six months ended June 30, 2019 is as follows (in thousands):

Six Months Ended June 30, 2019
Beginning balance as of December 31, 2018	$3,791
Liabilities incurred	82
Liabilities settled	(3)
Dispositions	(53)
Accretion expense	146
Ending balance as of June 30, 2019	$3,963
Current liability	$-
Long term liability	$3,963

NOTE 4—Debt

Debt consisted of the following balances as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Principal	Carrying Amount	Principal	Carrying Amount
2017 Senior Credit Facility	$-	$-	$27,000	$27,000
2019 Senior Credit Facility	84,400	84,400	-	-
Convertible Second Lien Notes (1)	-	-	53,691	49,820
New 2L Notes (2)	12,135	10,504	-	-
Total debt	$96,535	$94,904	$80,691	$76,820

(1) The debt discount was being amortized using the effective interest rate method based upon a maturity date of August 30, 2019 until the Convertible Second Lien Notes were fully paid off on May 29, 2019.

(2) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2021. The principal included $0.1 million of accrued interest to be paid in-kind as of June 30, 2019. The carrying value included $1.4 million of unamortized debt discount as of June 30, 2019.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total interest expense for the three and six months ended June 30, 2019 and 2018 including contractual interest expense, amortization of debt discount and financing costs (amounts in thousands, except effective interest rates):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
2017 Senior Credit Facility	$364	8.2%	$75	*	$872	7.2%	$248	7.8%
2019 Senior Credit Facility	695	5.9%	-	-	695	5.9%	-	-
Convertible Second Lien Notes (1)	2,155	23.9%	2,657	24.7%	5,304	24.1%	5,157	24.8%
New 2L Notes (2)	184	20.5%	-	-	184	20.5%	-	-
Total interest expense	$3,398		$2,732		$7,055		$5,405

(1) The Convertible Second Lien Notes had a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 23.9% and 24.1%, respectively, for the three and six months ended June 30, 2019 and 24.7% and 24.8%, respectively, for the three and six months ended June 30, 2018. Interest expense for the three months ended June 30, 2019 included $0.9 million of debt discount amortization and $1.2 million of paid in-kind interest, and interest expense for the three months ended June 30, 2018 included $1.0 million of debt discount amortization and $1.6 million of paid in-kind interest. Interest expense for the six months ended June 30, 2019 included $2.3 million of debt discount amortization and $3.0 million of paid in-kind interest, and interest expense for the six months ended June 30, 2018 included $1.8 million of debt discount amortization and $3.2 million of paid in-kind interest.

(2) The New 2L Notes have a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 20.5% for the three and six months ended June 30, 2019. Interest expense for the three and six months ended June 30, 2019 included less than $0.1 million of debt discount amortization and $0.1 million of accrued interest to be paid in-kind.

* - Not meaningful due to the timing of borrowings during the three months ended June 30, 2018.

2017 Senior Credit Facility

On October 17, 2017, the Company entered into the Amended and Restated Senior Secured Revolving Credit Agreement (as amended, the “2017 Credit Agreement”) with the Subsidiary, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders that are party thereto, which provided for revolving loans of up to the borrowing base then in effect (as amended, the “2017 Senior Credit Facility”). The 2017 Senior Credit Facility was set to mature on (a) October 17, 2021 or (b) December 30, 2019, if the Convertible Second Lien Notes had not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 30, 2019. The maximum credit amount under the 2017 Senior Credit Facility when it was paid off in full on May 14, 2019 was $250.0 million with a borrowing base of $75.0 million.

All amounts outstanding under the 2017 Senior Credit Facility bore interest at a rate per annum equal to, at the Company's option, either (i) the alternative base rate plus an applicable margin ranging from 1.75% to 2.75%, depending on the percentage of the borrowing base that was utilized, or (ii) adjusted LIBOR plus an applicable margin ranging from 2.75% to 3.75%, depending on the percentage of the borrowing base that was utilized. Undrawn amounts under the 2017 Senior Credit Facility were subject to a 0.50% commitment fee.

The obligations under the 2017 Credit Agreement were secured by a first lien security interest in substantially all of the assets of the Company and the Subsidiary.

On May 14, 2019, the 2017 Senior Credit Facility was paid off in full and amended, restated and refinanced into the 2019 Senior Credit Facility. In connection with the refinancing, we recorded a $0.2 million loss on early extinguishment of debt related to the remaining unamortized debt issuance costs.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The 2019 Senior Credit Facility matures (a) May 14, 2024 or (b) the date that is 180 days prior to the “Maturity Date” as defined in the New 2L Notes Indenture (as defined below) as in effect on the date of issuance of the New 2L Notes if the New 2L Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by such date. The maximum credit amount under the 2019 Senior Credit Facility is currently $500 million with an initial borrowing base of $115 million. The borrowing base is scheduled to be redetermined in August of 2019 and thereafter in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders at their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

All amounts outstanding under the 2019 Senior Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) the alternative base rate plus an applicable margin ranging from 1.50% to 2.50%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin from 2.50% to 3.50%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2019 Senior Credit Facility are subject to a commitment fee ranging from 0.375% to 0.50%, depending on the percentage of the borrowing base that is utilized. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2019 Senior Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto.

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

The 2019 Credit Agreement also contains certain financial covenants, including the maintenance of (i) a ratio of Net Funded Debt to EBITDAX not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter, (ii) a current ratio (based on the ratio of current assets to current liabilities as defined in the 2019 Credit Agreement) not to be less than 1.00 to 1.00 and (iii) until no New 2L Notes remain outstanding, a ratio of Total Proved PV-10 attributable to the Company’s and Borrower’s Proved Reserves to Total Secured Debt (net of any Unrestricted Cash not to exceed $10 million) not to be less than 1.50 to 1.00 and minimum liquidity requirements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 14, 2019, the Company utilized borrowings under the 2019 Senior Credit Facility to refinance its obligations under the 2017 Senior Credit Facility and to fund the Redemption (as defined below) of the Convertible Second Lien Notes.

As of June 30, 2019, the Company had a borrowing base of $115.0 million with $84.4 million outstanding. The Company also had $2.1 million of unamortized debt issuance costs recorded as of June 30, 2019 related to the 2019 Senior Credit Facility.

As of June 30, 2019, the Company was in compliance with all covenants within the 2019 Senior Credit Facility.

Convertible Second Lien Notes

On October 12, 2016, the Company and the Subsidiary, entered into a purchase agreement with certain investors (collectively, and together with each of their successors and assigns, the “Purchasers”), in connection with the issuance of $40.0 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2019 (the “Convertible Second Lien Notes”).

The aggregate principal amount of the Convertible Second Lien Notes was convertible at the option of the Purchasers at any time prior to the scheduled maturity date at $21.33 per share representing 1.9 million shares of the Company's common stock, subject to adjustments. At closing, the Purchasers were issued 10-year costless warrants to acquire 2.5 million shares of common stock. Holders of the Convertible Second Lien Notes had a second priority lien on all assets of the Company, and holders of such warrants had a right to appoint two members to our Board of Directors (the “Board”) as long as such warrants were outstanding.

The Convertible Second Lien Notes, as set forth in the agreement, were scheduled to mature on August 30, 2019 or six months after the maturity of our current revolving credit facility but in no event later than March 30, 2020. The Convertible Second Lien Notes bore interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company also had the option under certain circumstances to pay all or any portion of interest in-kind on the then outstanding principal amount of the Convertible Second Lien Notes by increasing the principal amount of the outstanding Convertible Second Lien Notes or by issuing additional second lien notes.

Upon issuance of the Convertible Second Lien Notes in October 2016, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion as well as warrants on the debt instrument, we recorded a debt discount of $11.0 million, thereby reducing the $40.0 million carrying value upon issuance to $29.0 million and recorded an equity component of $11.0 million. The debt discount was amortized using the effective interest rate method based upon an original term through August 30, 2019. The Convertible Second Lien Notes were paid off in full on May 29, 2019 for $56.7 million. In connection with the payoff of the Convertible Second Lien Notes, we recorded a $1.6 million loss on early extinguishment of debt related to the remaining unamortized debt discount and debt issuance costs.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Redemption of Convertible Second Lien Notes

On May 14, 2019, the Company satisfied and discharged and called for redemption the Convertible Second Lien Notes by depositing funds equal to the redemption price plus interest on the Company’s approximately $56.7 million aggregate principal amount of outstanding Convertible Second Lien Notes, and such notes were redeemed on May 29, 2019. The Company used borrowings under its 2019 Senior Credit Facility to fund the satisfaction, discharge and redemption of the Convertible Second Lien Notes.

New Convertible Second Lien Notes

On May 14, 2019, the Company and the Subsidiary entered into a purchase agreement with certain funds and accounts managed by Franklin Advisers, Inc., as investment manager (each such fund or account, together with its successors and assigns, a “New 2L Notes Purchaser”) pursuant to which the Company issued to the New 2L Notes Purchasers (the “New 2L Notes Offering”) $12.0 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2021 (the “New 2L Notes”). The closing of the New 2L Notes Offering occurred on May 31, 2019. Proceeds from the sale of the New 2L Notes were primarily used to pay down outstanding borrowings under the 2019 Senior Credit Facility. Holders of the New 2L Notes have a second priority lien on all assets of the Company.

The New 2L Notes, as set forth in the indenture governing such notes (the “New 2L Notes Indenture”), are scheduled to mature on May 31, 2021. The New 2L Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in-kind on the then outstanding principal amount of the New 2L Notes by increasing the principal amount of the outstanding New 2L Notes.

The New 2L Notes Indenture contains certain covenants pertaining to us and our Subsidiary, including delivery of financial reports; environmental matters; conduct of business; use of proceeds; operation and maintenance of properties; collateral and guarantee requirements; indebtedness; liens; dividends and distributions; limits on sales of assets and stock; business activities; transactions with affiliates; and changes of control. The New 2L Notes Indenture also contains a financial covenant which requires the maintenance of a Total Proved Asset Coverage Ratio not to be less than 1.50 to 1.00.

The New 2L Notes are convertible into the Company’s common stock at the conversion rate, which is the sum of the outstanding principal amount of New 2L Notes to be converted, including any accrued and unpaid interest, divided by the conversion price, which shall initially be $21.33, subject to certain adjustments as described in the New 2L Notes Indenture. Upon conversion, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the New 2L Notes Indenture, (2) cash or (3) a combination of shares of its common stock and cash; however, the Company’s ability to redeem the New 2L Notes with cash is subject to the terms of the 2019 Senior Credit Agreement.

The New 2L Notes were issued and sold to the New 2L Notes Purchasers pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereunder. The New 2L Notes Purchasers may only resell the New 2L Notes only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to certain persons outside the United States in accordance with Regulation S under the Securities Act. The New 2L Notes have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

Upon issuance of the New 2L Notes on May 31, 2019, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, we recorded a debt discount of $1.4 million, thereby reducing the $12.0 million carrying value upon issuance to $10.6 million and recorded an equity component of $1.4 million. The equity component was valued using a binomial model. The debt discount is amortized using the effective interest rate method based upon an original term through May 31, 2021.

As of June 30, 2019, $1.4 million of debt discount and $0.2 million of debt issuance costs remained to be amortized on the New 2L Notes.

As of June 30, 2019, the Company was in compliance with all covenants within the New 2L Notes Indenture.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Equity

During the three and six months ended June 30, 2019, 150,000 of the 10-year costless warrants associated with the Convertible Second Lien Notes were exercised. The Company received cash for the one cent par value for the issuance of the 150,000 common shares. As of June 30, 2019, no such warrants remain un-exercised. The Company did not have a material vesting of its share-based compensation units during the three or six months ended June 30, 2019.

In connection with the issuance of the New 2L Notes, we recorded an equity component of $1.4 million. For further details, see Note 4.

During the three months ended June 30, 2018, certain holders of the 10-year costless warrants associated with the Convertible Second Lien Notes exercised 273,437 warrants for the issuance of an equal amount of our one cent par value common stock. The Company received cash for the one cent par value for the issuance of 273,437 common shares. During the six months ended June 30, 2018, certain holders of the 10-year costless warrants associated with the Convertible Second Lien Notes exercised 862,812 warrants for the issuance of an equal amount of our one cent par value common stock. The Company received cash for the one cent par value for the issuance of 315,937 common shares. As of June 30, 2018, 207,500 of such warrants remain un-exercised. The Company did not have a material vesting of its share-based compensation units during the three or six months ended June 30, 2018.

NOTE 6—Net Income (Loss) Per Common Share

Net income (loss) applicable to common stock was used as the numerator in computing basic and diluted net income (loss) per common share for the three and six months ended June 30, 2019 and 2018. The Company used the treasury stock method in determining the effects of potentially dilutive restricted stock. The following table sets forth information related to the computations of basic and diluted net income (loss) per common share:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(Amounts in thousands, except per share data)
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$11,779	$(2,661)	$12,227	$(7,985)
Weighted average shares of common stock outstanding	12,211	11,629	12,181	11,424
Basic net income (loss) per common share	$0.96	$(0.23)	$1.00	$(0.70)

Diluted net income (loss) per common share:
Net income (loss) applicable to common stock	$11,779	$(2,661)	$12,227	$(7,985)
Interest, discount and amortization on New 2L Notes	107	-	107	-
Adjusted net income (loss) per common share	$11,886	$(2,661)	$12,334	$(7,985)
Weighted average shares of common stock outstanding	12,211	11,629	12,181	11,424
Common shares issuable upon conversion of the New 2L Notes	569	-	569	-
Common shares issuable upon conversion of warrants of unsecured claim holders	1,282	-	1,282	-
Common shares issuable on assumed conversion of restricted stock (4)	519	-	466	-
Diluted weighted average shares of common stock outstanding	14,581	11,629	14,498	11,424
Diluted net income (loss) per common share (1) (2) (3)	$0.82	$(0.23)	$0.85	$(0.70)

(1) Common shares issuable on assumed conversion of share-based compensation for the periods in 2018 were not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive. (4)	-	491	-	346
(2) Common shares issuable upon conversion of the Convertible Second Lien Notes were not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive.	-	1,875	-	1,875
(3) Common shares issuable upon conversion of the warrants associated with the Convertible Second Lien Notes and unsecured claim holders for the periods in 2018 were not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive.	-	1,642	-	1,642

(4) Common shares issuable on assumed conversion of share-based compensation assumes a payout of the Company's performance share awards at 100% of the initial units granted (or a ratio of one unit to one common share). The range of common stock shares which may be earned ranges from zero to 250% of the initial performance units granted.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Income Taxes

We recorded no income tax expense or benefit for either the three or six months ended June 30, 2019 or 2018. We recorded a valuation allowance for our net deferred tax asset at December 31, 2016. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our history of net operating losses) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The valuation allowance was $84.1 million as of December 31, 2018, which resulted in a net non-current deferred tax asset of $0.8 million appearing on our statement of financial position. The net $0.8 million deferred tax asset relates to Alternative Minimum Tax (“AMT”) credits, which are expected to be fully refundable in tax years 2018 - 2021 regardless of the Company's regular tax liability. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of June 30, 2019 aside from the deferred tax asset related to the AMT credits.

As of June 30, 2019, we have no unrecognized tax benefits. There were no significant changes to our tax position since December 31, 2018.

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

The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Oil and Natural Gas Derivatives (in thousands)
Gain (loss) on commodity derivatives not designated as hedges, settled	$1,973	$(156)	$213	$(541)
Gain (loss) on commodity derivatives not designated as hedges, not settled	10,680	(2,018)	11,432	(2,614)
Total gain (loss) on commodity derivatives not designated as hedges	$12,653	$(2,174)	$11,645	$(3,155)

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivatives are approved by the Hedging Committee of our Board, and reviewed periodically by the Board.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counter-parties. Neither our counter-parties nor we require any collateral upon entering into derivative contracts. We would have been at risk of losing $12.1 million had SunTrust Bank and RBC Capital Markets been unable to fulfill their obligations as of June 30, 2019.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, the open positions on our outstanding commodity derivative contracts, all of which were with SunTrust Bank and RBC Capital Markets, were as follows:

Contract Type	Average Daily Volume	Total Volume	Weighted Average Fixed Price	Fair Value at June 30, 2019 (In thousands)
Oil swaps (Bbls)
2019	300	55,200	$51.08	$(376)
2020	221	80,945	$59.02	243
2021 (through March 31, 2021)	200	18,000	$56.58	37
Total oil				$(96)
Natural Gas swaps (MMBtu)
2019	100,000	18,400,000	$2.887	$9,587
2020	33,344	12,204,000	$2.756	2,155
2021 (through March 31, 2021)	16,656	1,499,000	$2.862	118
Total natural gas				$11,860
Total oil and natural gas				$11,764

During the second quarter of 2019 we entered into the following contracts with RBC Capital Markets:

Contract Type	Average Daily Volume	Weighted Average Fixed Price	Contract Start Date	Contract Termination
Natural gas swap (MMBtu)	20,090	$2.677	April 1, 2020	March 31, 2021
Oil swap (Bbls)	217	$58.57	January 1, 2020	March 31, 2021

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each Level as of June 30, 2019 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1—“Description of Business and Significant Accounting Policies” for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

Description	Level 1	Level 2	Level 3	Total
Fair value of oil and natural gas derivatives - Current Assets	$-	$11,421	$-	$11,421
Fair value of oil and natural gas derivatives - Non-current Assets	-	719	-	719
Fair value of oil and natural gas derivatives - Current Liabilities	-	(376)	-	(376)
Fair value of oil and natural gas derivatives - Non-current Liabilities	-	-	-	-
Total	$-	$11,764	$-	$11,764

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter-party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
Fair Value of Oil and Natural Gas Derivatives	Gross	Amount	As	Gross	Amount	As
(in thousands)	Amount	Offset	Presented	Amount	Offset	Presented
Fair value of oil and natural gas derivatives - Current Assets	$11,421	$-	$11,421	$2,893	$(2,090)	$803
Fair value of oil and natural gas derivatives - Non-current Assets	719	-	719	-	-	-
Fair value of oil and natural gas derivatives - Current Liabilities	(376)	-	(376)	(2,090)	2,090	-
Fair value of oil and natural gas derivatives - Non-current Liabilities	-		-	(471)	-	(471)
Total	$11,764	$-	$11,764	$332	$-	$332

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Commitments and Contingencies

We are party to various lawsuits from time to time arising in the normal course of business, including, but not limited to, royalty, contract, personal injury, and environmental claims. We have established reserves as appropriate for all such proceedings and intend to vigorously defend these actions. Management believes, based on currently available information, that adverse results or judgments from such actions, if any, would not have been material to our consolidated financial position, results of operations or liquidity for the three and six months ended June 30, 2019 and 2018.

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

The lease cost components for the three and six months ended June 30, 2019 are classified as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Consolidated Statements of Operations Classification
Building lease cost	$403	$756	General and administrative expense
Variable lease cost (1)	48	95	General and administrative expense
	$451	$851

(1) Includes building operating expenses.

The following are additional details related to our lease portfolio as of June 30, 2019:

(in thousands)	June 30, 2019	Consolidated Balance Sheets Classification
Lease asset, gross	$2,922	Furniture, fixtures and equipment and other capital assets
Accumulated depreciation	(626)	Accumulated depletion, depreciation and amortization
Lease asset, net	$2,296

Current lease liability	$1,359	Accrued liabilities
Non-current lease liability	1,523	Other non-current liabilities
Total lease liabilities	$2,882

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents operating lease liability maturities as of June 30, 2019:

(in thousands)	June 30, 2019
2019	$770
2020	1,540
2021	813
2022	-
2023	-
Thereafter	-
Total lease payments	$3,123
Less imputed interest	241
Present value of lease liabilities	$2,882

The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASU 842 are as follows:

(in thousands)	December 31, 2018
2019	$3,753
2020	1,556
2021	513
2022	-
2023	-
Thereafter	-
Future minimum lease obligations	$5,822

As of June 30, 2019, our office building operating lease has a weighted-average remaining lease term of 1.8 years and a weighted-average discount rate of 8.0 percent. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively.

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

Primary Operating Areas

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Caddo, DeSoto and Red River parishes, Louisiana and Angelina and Nacogdoches counties, Texas. We have acquired or farmed-in leases totaling approximately 39,000 gross (22,000 net) acres as of June 30, 2019 in the Haynesville Shale Trend. We completed and produced 3 gross (2.6 net) new wells in the second quarter of 2019 and had 5 gross (2.7 net) wells in the drilling or completions phase as of June 30, 2019. Our net production volumes from our Haynesville Shale Trend wells represented approximately 98% of our total equivalent production on a Mcfe basis and substantially all of our natural gas production for the second quarter of 2019. We are focusing on increasing our natural gas production volumes through increased drilling in the Haynesville Shale Trend, where we plan to focus all of our 2019 drilling efforts.

Tuscaloosa Marine Shale Trend

We have acquired approximately 49,000 gross (34,000 net) lease acres in the TMS as of June 30, 2019 with approximately 48,000 gross (33,000 net) acres held by production. We have 2 gross (1.7 net) TMS wells drilled and awaiting completion. Our net production volumes from our TMS wells represented approximately 2% of our total equivalent production on a Mcfe basis and substantially all of our total oil production for the second quarter of 2019. Despite no capital expenditures, we are seeking to maintain production through strategic expense workover operations in the TMS.

Eagle Ford Shale Trend

We have retained approximately 12,000 net acres of undeveloped leasehold in the Eagle Ford Shale Trend in Frio County, Texas as of June 30, 2019, which is prospective for future development or sale.

Results of Operations

The item that had the most material financial effect on our net income of $11.8 million for the three months ended June 30, 2019 was a $12.7 million gain on derivatives not designated as hedges. The majority of the gain was attributable to mark-to-market valuation of our derivative positions due to natural gas futures prices being lower than our fixed prices. The items that had the most material financial effect on our net income of $12.2 million for the six months ended June 30, 2019 in addition to the derivative gains mentioned above were oil and gas revenues, transportation and processing expense and depletion, depreciation and amortization expense. All these items increased compared to the six months ended June 30, 2018, which is primarily attributable to production volume increases.

The items that had the most material financial effect on our net loss of $2.7 million for the three months ended June 30, 2018 and net loss of $8.0 million for the six months ended June 30, 2018 were a $2.2 million and $3.2 million loss, respectively, on our commodity derivatives not designated as hedges and interest expense of $2.7 million and $5.4 million, respectively.

We recognized operating income in each period presented due to our increasing revenues attributed to increased production volumes.

The following table reflects our summary operating information for the periods presented (in thousands, except for price and volume data). Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

Revenues from Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except for price and average daily production data)	2019	2018	Variance		2019	2018	Variance
Revenues:
Natural gas	$28,942	$13,816	$15,126	109%	$55,302	$21,717	$33,585	155%
Oil and condensate	2,944	3,968	(1,024)	(26)%	5,730	7,910	(2,180)	(28)%
Natural gas, oil and condensate	31,886	17,784	14,102	79%	61,032	29,627	31,405	106%
Net Production:
Natural gas (Mmcf)	12,305	5,170	7,135	138%	21,366	8,122	13,244	163%
Oil and condensate (MBbls)	45	57	(12)	(21)%	92	118	(26)	(22)%
Total (Mmcfe)	12,577	5,513	7,064	128%	21,918	8,829	13,089	148%
Average daily production (Mcfe/d)	138,208	60,582	77,626	128%	121,096	48,779	72,317	148%
Average realized sales price per unit:
Natural gas (per Mcf)	$2.35	$2.67	$(0.32)	(12)%	$2.59	$2.67	$(0.08)	(3)%
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	$2.54	$2.76	$(0.22)	(8)%	$2.62	$2.74	$(0.12)	(4)%
Oil and condensate (per Bbl)	$65.00	$69.39	$(4.39)	(6)%	$62.18	$67.12	$(4.94)	(7)%
Oil and condensate (per Bbl) including the effect of realized losses on derivatives	$59.28	$58.69	$0.59	1%	$58.16	$58.33	$(0.17)	(0)%
Average realized price (per Mcfe)	$2.54	$3.23	$(0.69)	(21)%	$2.78	$3.36	$(0.58)	(17)%

Natural gas, oil and condensate revenues increased by $14.1 million and $31.4 million, respectively for the three and six months ended June 30, 2019 compared to the same periods in 2018. The increase was primarily driven by increased natural gas production offset by lower realized commodity prices and decreased oil production. The increase in natural gas production volumes is attributed to three operated Haynesville Shale Trend wells completed in the second quarter of 2019 and the continued production of an additional five operated and six non-operated Haynesville Shale Trend wells completed since the second quarter of 2018. We have brought 14 gross (8.0 net) Haynesville Trend wells on production since June 30, 2018. For the three and six months ended June 30, 2019, 91% of our oil and natural gas revenue was attributable to natural gas sales compared to 78% and 73%, respectively for the three and six months ended June 30, 2018.

Operating Expenses

As described below, total operating expenses increased $11.8 million to $27.5 million for the three months ended June 30, 2019 and increased $22.7 million to $51.6 million for the six months ended June 30, 2019, compared to the same periods in 2018. The increase in total operating expenses for the three and six months ended June 30, 2019 was primarily due to the increase in the number of producing wells and an increase in depreciation, depletion and amortization, transportation expense and lease operating expense discussed further below.

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses (in thousands)	2019	2018	Variance		2019	2018	Variance
Lease operating expenses	$2,978	$2,465	$513	21%	$6,313	$5,031	$1,282	25%
Production and other taxes	624	669	(45)	(7)%	1,255	1,309	(54)	(4)%
Transportation and processing	5,754	2,086	3,668	176%	10,455	3,398	7,057	208%
Operating Expenses per Mcfe
Lease operating expenses	$0.24	$0.45	$(0.21)	(47)%	$0.29	$0.57	$(0.28)	(49)%
Production and other taxes	$0.05	$0.12	$(0.07)	(58)%	$0.06	$0.15	$(0.09)	(60)%
Transportation and processing	$0.46	$0.38	$0.08	21%	$0.48	$0.38	$0.10	26%

Lease Operating Expense

Lease operating expense (“LOE”) increased $0.5 million to $3.0 million and increased $1.3 million to $6.3 million, respectively, during the three and six months ended June 30, 2019 compared to the same periods in 2018. The increase in LOE between periods was totally attributable to increased production volumes which increased variable lease operating costs such as saltwater disposal and equipment rental expenses while fixed expenses remained relatively the same between periods. The per unit cost of production has been driven down to $0.24 per mcfe and $0.29 per mcfe, respectively, for the three and six months ended June 30, 2019. Per unit LOE is expected to continue to decrease as we increase production in the Haynesville Shale Trend, which carries a much lower per unit LOE than the Company’s current per unit rate.

Production and Other Taxes

Production and other taxes includes severance and ad valorem taxes. Severance taxes were $0.4 million and $0.7 million respectively for the three and six months ended June 30, 2019, which were relatively unchanged from the same periods in 2018. Ad valorem taxes were $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2019, also relatively unchanged from the same periods in 2018. The State of Louisiana has enacted an exemption from the existing 12.5% severance tax on oil and from the $0.111 per Mcf (from July 1, 2017 through June 30, 2018) and $0.122 per Mcf (starting on July 1, 2018) severance tax on natural gas for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) payout of the well. Our recently drilled Haynesville Shale Trend wells in Northwest Louisiana are benefiting from this exemption. Though ad valorem tax remained relatively unchanged between the periods presented, we expect ad valorem taxes to increase as our newly producing wells begin to be valued by the taxing jurisdictions.

Transportation and Processing

Transportation and processing expense for the three and six months ended June 30, 2019 increased compared to the same periods in 2018, reflecting increased production from our Haynesville Shale Trend wells. Our natural gas volumes from our operated wells generally carry less transportation cost per Mcf than wells we do not operate. Despite an increase in our operated natural gas production volumes between periods, our cost per Mcfe increased for the three and six months ended June 30, 2019 compared to the same periods in 2018. This per unit increase is partially attributed to the mix of oil and natural gas production volumes during each period as our oil production is decreasing and not burdened by transportation and processing cost. Additionally, the wells we have recently put on production are producing from leases that stipulate that the royalty is free from transportation cost; consequently, we currently are incurring a proportionately higher transportation cost on the production from those wells.

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses (in thousands):	2019	2018	Variance		2019	2018	Variance
Depreciation, depletion and amortization	$13,299	$5,560	$7,739	139%	$23,345	$9,012	$14,333	159%
General and administrative	4,936	4,803	133	3%	10,246	9,999	247	2%
Other	(59)	165	(224)	(136)%	(49)	165	(214)	(130)%
Operating Expenses per Mcfe
Depreciation, depletion and amortization	$1.06	$1.01	$0.05	5%	$1.07	$1.02	$0.05	5%
General and administrative	$0.39	$0.87	$(0.48)	(55)%	$0.47	$1.13	$(0.66)	(58)%
Other	$-	$0.03	$(0.03)	(100)%	$-	$0.02	$(0.02)	(100)%

Depreciation, Depletion and Amortization (“DD&A”)

DD&A expense is calculated on the Full Cost Method using the units of production (the “UOP”) method. The increase in DD&A expense was attributed primarily to increased production as well as an increased DD&A rate for the three and six months ended June 30, 2019 as compared to the same period in 2018. The increased rate takes into account the increasing and estimated future cost of drilling and completing wells.

General and Administrative (“G&A”)

The Company recorded $4.9 million and $10.2 million respectively in G&A expense for the three and six months ended June 30, 2019, which is an increase of $0.1 million and $0.2 million, respectively, compared to the same periods in 2018. G&A expense for 2019 included increased legal fees due to preparation of the Notice of Stockholder Action by Written Consent and preparation of the annual Proxy, which provided for changes to the Original Certificate of Incorporation. The Written Consent and Proxy were filed with the Securities and Exchange Commission on June 24, 2019 and July 19, 2019, respectively. G&A expense for the three and six months ended June 30, 2019 included non-cash expenses of $1.6 million and $3.1 million, respectively, for share-based compensation, which is virtually unchanged from the same periods in 2018.

Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
Other income (expense) (in thousands):	2019	2018	Variance		2019	2018	Variance
Interest expense	$(3,398)	$(2,732)	$(666)	24%	$(7,055)	$(5,405)	$(1,650)	31%
Interest income and other	18	116	(98)	84%	24	109	(85)	78%
Gain (loss) on commodity derivatives not designated as hedges	12,653	(2,174)	14,827	(682)%	11,645	(3,155)	14,800	(469)%
Loss on early extinguishment of debt	(1,846)	-	(1,846)	(100)%	(1,846)	-	(1,846)	(100)%

Average funded borrowings adjusted for debt discount	$101,408	$43,401	$58,007	134%	$91,055	$46,875	$44,180	94%
Average funded borrowings	$104,716	$50,194	$54,522	109%	$94,659	$54,119	$40,540	75%

Interest Expense

Interest expense for the three and six months ended June 30, 2019 reflected interest payable in cash of $1.0 million and $1.5 million, respectively, incurred on the 2017 Senior Credit Facility and 2019 Senior Credit Facility and non-cash interest of $2.4 million and $5.6 million, respectively, incurred primarily on the Company's Convertible Second Lien Notes and New 2L Notes, which included $1.4 million and $3.2 million, respectively, of paid in-kind interest and $1.0 million and $2.4 million, respectively, of debt discount and debt issuance cost amortization.

Interest expense for the three and six months ended June 30, 2018 reflected cash interest of $0.1 million and $0.2 million, respectively, incurred on the 2017 Senior Credit Facility and non-cash interest of $2.6 million and $5.2 million, respectively, incurred on the Company's Convertible Second Lien Notes, which included $1.6 million and $3.2 million, respectively, of paid in-kind interest and $1.0 million and $1.8 million, respectively, of debt discount and debt issuance cost amortization.

Interest expense increased in the 2019 periods presented compared to the same periods in 2018 due to increased funded debt, mainly resulting from the accretion of the paid in-kind interest on our Convertible Second Lien Notes. On May 29, 2019, we redeemed our Convertible Second Lien Notes using borrowings from our 2019 Senior Credit Facility and recorded a $1.8 million loss on early extinguishment of debt. On May 31, 2019, we issued $12.0 million of new convertible second lien notes. The result of these transactions going forward will result in the Company incurring less interest expense overall but an increase in interest payable in cash.

Gain (Loss) on Commodity Derivatives Not Designated as Hedges

 Gain on commodity derivatives not designated as hedges for the three months ended June 30, 2019 was comprised of a mark-to-market gain of $10.7 million, representing the change of the fair value of our natural gas derivative contracts from March 31, 2019, and a $2.0 million gain on cash settlements during the period. Gain on commodity derivatives not designated as hedges for the six months ended June 30, 2019 was comprised of a mark-to-market gain of $11.4 million, representing the change of the fair value of our natural gas derivative contracts from December 31, 2018, and a $0.2 million gain on net cash settlements during the period. Natural gas futures prices fell appreciably below our fixed contract prices in the second quarter of 2019 resulting in our derivative asset position. Since we do not apply hedge accounting on our derivatives contracts there can be large swings in our reported gain or losses between periods. Going forward, any increase in natural gas futures prices would result in recording of losses in future periods.

Loss on commodity derivatives not designated as hedges for the three and six months ended June 30, 2018 was comprised of a mark-to-market loss of $2.0 million and $2.6 million, respectively, representing the change of the fair value of our open natural gas and oil derivative contracts, as well as a loss of $0.2 million and $0.5 million, respectively, on cash settlements of natural gas and oil derivative contracts.

Reorganization gain (loss), net

We settled all of our bankruptcy claims and closed our bankruptcy case in the in the second quarter of 2018 incurring final trustee and legal fees of $0.3 million in 2018.

Income Tax Benefit

We recorded no income tax expense or benefit for the three or six months ended June 30, 2019. We recorded a valuation allowance for our net deferred tax asset at December 31, 2016. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our history of net operating losses) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The valuation allowance was $84.1 million as of December 31, 2018, which resulted in a net non-current deferred tax asset of $0.8 million appearing on our statement of financial position. The net $0.8 million deferred tax asset relates to Alternative Minimum Tax (“AMT”) credits, which are expected to be fully refundable in tax years 2018 - 2021 regardless of the Company's regular tax liability. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of June 30, 2019 aside from the deferred tax asset related to the AMT credits.

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

The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDA to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income (loss) (US GAAP)	$11,779	$(2,661)	$12,227	$(7,985)
Interest expense	3,398	2,732	7,055	5,405
Depreciation, depletion and amortization	13,299	5,560	23,345	9,012
Share-based compensation expense (non-cash)	1,580	1,491	3,148	3,167
(Gain) loss on commodity derivatives not designated as hedges, not settled	(10,680)	2,018	(11,432)	2,614
Loss on early extinguishment of debt	1,846	-	1,846	-
Other items (1)	311	(240)	558	98
Adjusted EBITDA	$21,533	$8,900	$36,747	$12,311

(1)

Other items include $0.3 million, zero, $0.6 million and zero, respectively from the impact of accounting for operating leases under ASC 842 as well as interest income, reorganization items and other non-recurring income and expense.

Management believes that this non-US GAAP financial measure provides useful information to investors because it is monitored and used by our management and widely used by professional research analysts in the valuation and investment recommendations of companies within the oil and natural gas exploration and production industry.

Liquidity and Capital Resources

Overview

On May 14, 2019, the Company entered into a Second Amended and Restated Senior Secured Revolving Credit Agreement (the “2019 Credit Agreement”) among the Company, the Subsidiary, as borrower (in such capacity, the “Borrower”), SunTrust Bank, as administrative agent (the “Administrative Agent”), and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “2019 Senior Credit Facility”). The 2019 Senior Credit Facility amends, restates and refinances the obligations under our 2017 Credit Agreement.

The 2019 Senior Credit Facility matures (a) May 14, 2024 or (b) the date that is 180 days prior to the “Maturity Date” as defined in the indenture governing the New 2L Notes (the “New 2L Notes Indenture”) as in effect on the issuance date of the New 2L Notes if the New 2L Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by such date. The maximum credit amount under the 2019 Senior Credit Facility is currently $500 million with an initial borrowing base of $115 million. The borrowing base is scheduled to be redetermined in August of 2019 and in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders at their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

On May 14, 2019, the Company and the Subsidiary entered into a purchase agreement with certain funds and accounts managed by Franklin Advisers, Inc., as investment manager (each such fund or account, together with its successors and assigns, a “New 2L Notes Purchaser”) pursuant to which the Company issued to the New 2L Notes Purchasers (the “New 2L Notes Offering”) $12.0 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2021 (the “New 2L Notes”). The closing of the New 2L Notes Offering occurred on May 31, 2019. Proceeds from the sale of the New 2L Notes were primarily used to pay down outstanding borrowings under the 2019 Senior Credit Facility. Holders of the New 2L Notes have a second priority lien on all assets of the Company.

The New 2L Notes, as set forth in the New 2L Notes Indenture, are scheduled to mature on May 31, 2021.  The New 2L Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in-kind on the then outstanding principal amount of the New 2L Notes by increasing the principal amount of the outstanding New 2L Notes.

Our primary sources of cash during the first six months of 2019 were cash on hand, cash from operating activities, net proceeds from borrowings on our senior credit facilities and proceeds from the sale of assets. We used cash primarily to fund capital expenditures. We currently plan to fund our operations and capital expenditures for the remainder of 2019 through a combination of cash on hand, cash from operating activities and borrowing under the 2019 Senior Credit Facility, although we may from time to time consider the funding alternatives described below.

We exited the second quarter of 2019 with $1.7 million of cash on hand and $84.4 million of outstanding borrowings with $30.6 million of availability under the 2019 Senior Credit Facility borrowing base. Due to the timing of payment of our capital expenditures, we reflected a working capital deficit of $19.7 million as of June 30, 2019. To the extent we operate with a working capital deficit, we expect such deficit to be offset by liquidity available under our 2019 Senior Credit Facility.

We continuously monitor our leverage position and coordinate our capital program with our expected cash flows and repayment of our projected debt. We will continue to evaluate funding alternatives as needed.

Alternatives available to us include:

•	availability under the 2019 Senior Credit Facility;
•	issuance of debt securities;
•	joint ventures in our TMS and/or Haynesville Shale Trend acreage;
•	sale of non-core assets; and
•	issuance of equity securities if favorable conditions exist.

We have supported our cash flows with derivative contracts that covered approximately 74% of our natural gas sales volumes for the first six months of 2019 and 65% of our oil volumes for the first six months of 2019. For additional information on our derivative instruments see Note 8—“Commodity Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash flow statement information:
Net cash:
Provided by operating activities	$23,346	$6,399	$41,253	$12,655
Used in investing activities	(26,812)	(20,399)	(53,782)	(26,180)
Provided by (used in) financing activities	5,135	5,998	10,130	(10,738)
Decrease in cash and cash equivalents	$1,669	$(8,002)	$(2,399)	$(24,263)

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations for the three and six months ended June 30, 2019. Changes in working capital and net cash settlements related to our derivative contracts also impact cash flows. Net cash provided by operating activities for the three months ended June 30, 2019 was $23.3 million including operating cash flows before working capital changes of $20.6 million which included $2.0 million net cash received from settled derivative contracts. Net cash provided by operating activities for the three months ended June 30, 2018 was $6.4 million including operating cash flows before working capital changes of $9.2 million reduced by net cash payments of $0.2 million in settlement of derivative contracts. Net cash provided by operating activities for the six months ended June 30, 2019 was $41.3 million including operating cash flows before working capital changes of $35.4 million which included $0.2 million net cash received from settled derivative contracts. Net cash provided by operating activities for the six months ended June 30, 2018 was $12.7 million including operating cash flows before working capital changes of $12.5 million reduced by net cash payments of $0.5 million in settlement of derivative contracts. Net cash provided by operating activities increased in the periods presented in 2019 compared to the same periods in 2018 driven by production volume increases, use of working capital and net cash receipts on settled derivative contracts reduced by a decrease in commodity prices.

Investing activities: Net cash used in investing activities was $53.8 million for the six months ended June 30, 2019. We paid out cash amounts totaling $55.1 million for drilling and development operations during the period versus recorded capital expenditures of $54.5 million. The difference is attributed to cash payments of $1.0 million of costs incurred in the prior period offset by non-cash internal costs of $0.4 million. The period also reflects the receipt of $1.3 million in proceeds from the sales of non-core oil and gas properties. We conducted drilling operations on 8 wells and completed 5 wells all in the Haynesville Shale Trend during the six months ended June 30, 2019, capitalizing $1.8 million in internal costs. Net cash used in investing activities was $26.8 million for the three months ended June 30, 2019 which reflected cash expended on capital projects. We recorded $25.0 million in capital expenditures in this period. The difference in capital expenditures and cash expended on capital projects for the three months ended June 30, 2019 was attributed to a net capital accrual decrease of $2.1 million offset by $0.3 million of non-cash internal costs.

Financing activities: Net cash provided by financing activities for the three and six months ended June 30, 2019 reflects primarily net borrowings under our revolving credit facilities as well as the payoff of the Convertible Second Lien Notes and issuance of the New 2L Notes along with associated issuance costs paid in connection with such transactions.

Debt consisted of the following balances as of the dates indicated (in thousands):

	June 30, 2019		December 31, 2018
	Principal	Carrying Amount	Principal	Carrying Amount
2017 Senior Credit Facility	$-	$-	$27,000	$27,000
2019 Senior Credit Facility	84,400	84,400	-	-
Convertible Second Lien Notes (1)	-	-	53,691	49,820
New 2L Notes (2)	12,135	10,504	-	-
Total debt	$96,535	$94,904	$80,691	$76,820

(1) The debt discount was being amortized using the effective interest rate method based upon a maturity date of August 30, 2019 until the Convertible Second Lien Notes were fully paid off on May 29, 2019.
(2) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2021. The principal included $0.1 million of accrued interest to be paid in-kind as of June 30, 2019. The carrying value included $1.4 million of unamortized debt discount as of June 30, 2019.

For additional information on our financing activities, see Note 4—“Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended June 30, 2019.

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

Commodity Price Risk

Our most significant market risk relates to fluctuations in crude oil and natural gas prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash write-down of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. We have entered into natural gas and oil derivative instruments in order to reduce the price risk associated with production for the remainder of 2019 of approximately 100,000 MMBtu and 300 barrels per day, respectively, for 2020 of 33,344 MMBtu and 221 barrels per day, respectively, and for the first quarter of 2021 for 16,656 MMBtu and 200 barrels per day, respectively. We did not enter into derivative instruments for trading purposes. Utilizing actual derivative contractual volumes, a hypothetical increase of 10% in the underlying commodity prices would have decreased the natural gas asset position by $7.7 million and increased the derivative oil liability position by $0.8 million as of June 30, 2019. Likewise, a hypothetical decrease of 10% in the underlying commodity prices would have increased the derivative natural gas asset position by $7.8 million and changed the derivative oil liability position to an asset position with a change of $0.9 million as of June 30, 2019. Furthermore, a gain or loss would have been substantially offset by an increase or decrease, respectively, in the actual sales value of production covered by the derivative instruments.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of June 30, 2019, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

As of June 30, 2019, we did not have any material outstanding and pending litigation.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

As described under Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition, the Company issued the New 2L Notes on May 31, 2019. The New 2L Notes are convertible into the Company’s common stock at the conversion rate, which is the sum of the outstanding principal amount of New 2L Notes to be converted, including any accrued and unpaid interest, divided by the conversion price, which shall initially be $21.33, subject to certain adjustments as described in the indenture governing the New 2L Notes (the “New 2L Notes Indenture”). Upon conversion, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the New 2L Notes Indenture, (2) cash or (3) a combination of shares of its common stock and cash; however, the Company's ability to redeem the New 2L Notes with cash is subject to the terms of the 2019 Senior Credit Agreement.

The New 2L Notes were issued and sold to the New 2L Notes Purchasers pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereunder. The New 2L Notes Purchasers may only resell the New 2L Notes to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to certain persons outside the United States in accordance with Regulation S under the Securities Act. The New 2L Notes were not registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

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

4.1	Indenture, dated as of May 31, 2019, by and between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as the subsidiary guarantor, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 13.50% Convertible Second Lien Senior Secured Notes due 2021 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on June 3, 2019).
4.2	Registration Rights Agreement, dated as of May 31, 2019, by and among Goodrich Petroleum Corporation and the Holders party thereto, relating to the New 2L Notes (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-12719) filed on June 3, 2019).
10.1	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 14, 2019, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, SunTrust Bank, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 14, 2019).
10.2	Note Purchase Agreement, dated as of May 14, 2019, by and among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as subsidiary guarantor, and certain funds and accounts managed by Franklin Advisers, Inc. as investment manager (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 14, 2019).
31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: August 7, 2019	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: August 7, 2019	By:	/S/ Robert T. Barker
Robert T. Barker
Senior Vice President, Controller, Chief Accounting Officer and Chief Financial Officer