Form 10-Q
period 2019-09-30
GOODRICH PETROLEUM CORP
filed 2019-11-07
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The Registrant had 12,312,750 shares of common stock outstanding on November 7, 2019.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,160	$4,068
Accounts receivable, trade and other, net of allowance	930	744
Accrued oil and natural gas revenue	9,902	14,464
Fair value of oil and natural gas derivatives	9,213	803
Inventory	268	596
Prepaid expenses and other	373	533
Total current assets	21,846	21,208
PROPERTY AND EQUIPMENT:
Unevaluated properties	155	180
Oil and natural gas properties (full cost method)	284,420	206,097
Furniture, fixtures and equipment and other capital assets	4,400	1,360
	288,975	207,637
Less: Accumulated depletion, depreciation and amortization	(79,715)	(42,447)
Net property and equipment	209,260	165,190
Fair value of oil and natural gas derivatives	708	-
Deferred tax asset	393	786
Other	2,451	580
TOTAL ASSETS	$234,658	$187,764
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,190	$25,734
Accrued liabilities	22,371	16,518
Fair value of oil and natural gas derivatives	74	-
Total current liabilities	45,635	42,252
Long term debt, net	98,822	76,820
Accrued abandonment cost	3,964	3,791
Fair value of oil and natural gas derivatives	253	471
Other non-current liabilities	1,164	-
Total liabilities	149,838	123,334
Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	-	-
Common stock: $0.01 par value, 75,000,000 shares authorized, and 12,312,750 and 12,150,918 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	123	122
Treasury stock: 47,133 and zero shares as of September 30, 2019 and December 31, 2018, respectively	(547)	-
Additional paid in capital	81,582	74,861
Accumulated earnings (deficit)	3,662	(10,553)
Total stockholders’ equity	84,820	64,430
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$234,658	$187,764

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Oil and natural gas revenues	$27,161	$24,331	$88,193	$53,958
Other	4	89	(4)	131
	27,165	24,420	88,189	54,089
OPERATING EXPENSES:
Lease operating expense	2,589	2,588	8,902	7,619
Production and other taxes	623	959	1,878	2,268
Transportation and processing	5,107	3,344	15,562	6,742
Depreciation, depletion and amortization	13,205	7,922	36,550	16,934
General and administrative	5,196	4,644	15,442	14,643
Other	228	(60)	179	105
	26,948	19,397	78,513	48,311
Operating income	217	5,023	9,676	5,778
OTHER INCOME (EXPENSE):
Interest expense	(1,981)	(3,105)	(9,036)	(8,510)
Interest income and other expense	-	1	24	110
Gain (loss) on commodity derivatives not designated as hedges	3,752	(237)	15,397	(3,392)
Loss on early extinguishment of debt	-	-	(1,846)	-
	1,771	(3,341)	4,539	(11,792)

Reorganization items, net	-	(16)	-	(305)

Income (loss) before income taxes	1,988	1,666	14,215	(6,319)
Income tax benefit	-	-	-	-
Net income (loss)	$1,988	$1,666	$14,215	$(6,319)
PER COMMON SHARE
Net income (loss) per common share - basic	$0.16	$0.14	$1.16	$(0.55)
Net income (loss) per common share - diluted	$0.14	$0.12	$1.02	$(0.55)
Weighted average shares of common stock outstanding - basic	12,257	11,762	12,208	11,538
Weighted average shares of common stock outstanding - diluted	14,040	14,046	14,497	11,538

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,215	$(6,319)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	36,550	16,934
Right of use asset depreciation	939	-
(Gain) loss on commodity derivatives not designated as hedges	(15,397)	3,392
Net cash received (paid) for settlement of derivative instruments	6,135	(737)
Share-based compensation (non-cash)	4,765	4,764
Amortization of finance cost, debt discount, paid in-kind interest and accretion	6,340	7,981
Loss on early extinguishment of debt	1,846	-
Reorganization items (non-cash), net	-	305
Other	269	(23)
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	207	465
Accrued oil and natural gas revenue	4,562	(4,297)
Prepaid expenses and other	192	(231)
Accounts payable	(2,544)	12,964
Accrued liabilities	(1,232)	1,537
Net cash provided by operating activities	56,847	36,735
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(74,199)	(85,105)
Proceeds from sale of assets	1,334	26,920
Net cash used in investing activities	(72,865)	(58,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(49,500)	(16,723)
Proceeds from bank borrowings	110,400	15,000
Repayment of Convertible Second Lien Notes	(56,728)	-
Proceeds from New 2L Notes	12,000	-
Issuance cost, net	(2,516)	(53)
Purchase of treasury stock and other	(546)	(835)
Net cash provided by (used in) financing activities	13,110	(2,611)
Decrease in cash and cash equivalents	(2,908)	(24,061)
Cash and cash equivalents, beginning of period	4,068	25,992
Cash and cash equivalents, end of period	$1,160	$1,931
Supplemental disclosures of cash flow information:
Cash paid for reorganization items, net	$-	$866
Cash paid for interest	$2,952	$249
Increase in non-cash capital expenditures	$5,052	$1,527

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	Earnings (Deficit)	Equity
Balance at June 30, 2018	-	$-	11,837	$119	$74,135	(76)	$(832)	$(20,288)	$53,134
Net income	-	-	-	-	-	-	-	1,666	1,666
Share-based compensation	-	-	-	-	1,774	-	-	-	1,774
Restricted stock vesting & other	-	-	1	-	-	-	(6)	-	(6)
Balance at September 30, 2018	-	$-	11,838	$119	$75,909	(76)	$(838)	$(18,622)	$56,568

Balance at June 30, 2019	-	$-	12,302	$123	$79,780	(47)	$(543)	$1,674	$81,034
Net income	-	-	-	-	-	-	-	1,988	1,988
Share-based compensation	-	-	11	-	1,802	-	-	-	1,802
Treasury stock activity	-	-	-	-	-	-	(4)	-	(4)
Balance at September 30, 2019	-	$-	12,313	$123	$81,582	(47)	$(547)	$3,662	$84,820

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	Earnings (Deficit)	Equity
Balance at December 31, 2017	-	$-	10,771	$108	$68,446	-	$-	$(12,303)	$56,251
Net loss	-	-	-	-	-	-	-	(6,319)	(6,319)
Share-based compensation	-	-	-	-	5,308	-	-	-	5,308
Restricted stock vesting & other	-	-	205	2	2,224	(76)	(838)	-	1,388
Convertible Second Lien Notes warrant exercises	-	-	862	9	(5)	-	-	-	4
Issuance cost	-	-	-	-	(64)	-	-	-	(64)
Balance at September 30, 2018	-	$-	11,838	$119	$75,909	(76)	$(838)	$(18,622)	$56,568

Balance at December 31, 2018	-	$-	12,151	$122	$74,861	-	$-	$(10,553)	$64,430
Net income	-	-	-	-	-	-	-	14,215	14,215
Share-based compensation	-	-	11	-	5,312	-	-	-	5,312
New 2L Notes conversion	-	-	-	-	1,429	-	-	-	1,429
Convertible Second Lien Notes warrant exercises	-	-	150	1	(20)	-	-	-	(19)
Treasury stock activity	-	-	1	-	-	(47)	(547)	-	(547)
Balance at September 30, 2019	-	$-	12,313	$123	$81,582	(47)	$(547)	$3,662	$84,820

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

Basis of Presentation

The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly, certain information normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) has been condensed or omitted. This information should be read in conjunction with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

Accounts Payable—Accounts payable consisted of the following amounts as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Trade payables	$8,051	$8,633
Revenue payables	14,878	16,665
Prepayments from partners	-	132
Miscellaneous payables	261	304
Total Accounts payable	$23,190	$25,734

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities—Accrued liabilities consisted of the following amounts as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Accrued capital expenditures	$13,138	$8,086
Accrued lease operating expense	857	1,100
Accrued production and other taxes	927	338
Accrued transportation and gathering	1,937	1,888
Accrued performance bonus	2,928	3,420
Accrued interest	185	443
Accrued office lease	1,386	598
Accrued general and administrative expense and other	1,013	645
Total Accrued liabilities	$22,371	$16,518

Inventory—Inventory consisted of equipment, casing and tubulars that are expected to be used in our capital drilling program. Inventory is carried on the Consolidated Balance Sheets at the lower of cost or market.

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

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and thereby subject to DD&A and the full cost ceiling test. For the three months ended September 30, 2019 and 2018, we transferred less than $0.1 million and $5.7 million, respectively, from unevaluated properties to proved oil and natural gas properties. For the nine months ended September 30, 2019 and 2018, we transferred $0.2 million and $6.1 million, respectively, from unevaluated properties to proved oil and natural gas properties. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

Full Cost Ceiling Test—The Full Cost Method requires that at the conclusion of each financial reporting period, the present value of estimated future net cash flows from proved reserves (excluding cash flows related to estimated abandonment costs), be compared to the net capitalized costs of proved oil and natural gas properties, net of related deferred taxes. This comparison is referred to as a “ceiling test”. If the net capitalized costs of proved oil and natural gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. Estimated future net cash flows from proved reserves are calculated based on a 12-month average pricing assumption.

There were no Full Cost Ceiling Test write-downs for the three or nine months ended September 30, 2019 or 2018.

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

As of September 30, 2019 and December 31, 2018, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

Revenue Recognition—Oil and natural gas revenues are generally recognized upon delivery of our produced oil and natural gas volumes to our customers. We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. As of September 30, 2019 and December 31, 2018, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted. See Note 2.

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

Share-Based Compensation—We account for our share-based transactions using the fair value as of the grant date and recognize compensation expense over the requisite service period. We record our share-based compensation costs to general and administrative expense, lease operating expense or capitalized cost in proportion with the employees’ time supporting such activities. We recognized $5.3 million of share-based compensation cost in both the nine month periods ended September 30, 2019 and 2018, of which $0.5 million in each such period was capitalized. We recognized $1.8 million in both the three month periods ended September 30, 2019 and 2018, of which $0.2 million in each such period was capitalized. We recorded less than $0.1 million of share-based compensation cost to lease operating expense in each period presented.

Guarantee—As of September 30, 2019, Goodrich Petroleum Company LLC, the wholly owned subsidiary of Goodrich Petroleum Corporation, was the Subsidiary Guarantor of our New 2L Notes (as defined below). The parent company has no independent assets or operations, the guarantee is full and unconditional, and the parent has no subsidiaries other than Goodrich Petroleum Company LLC.

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

New Accounting Pronouncements

On August 28, 2018, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“Topic 820”). The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820 including the removal, modification and addition of certain disclosure requirements. For all entities, the amendments in this ASU are effective for fiscal periods beginning after December 15, 2019, including interim periods therein. We do not expect a material impact from these amendments on our fair value measurement disclosures.

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

For further details on our revenue recognition policy, refer to Note 1—Revenue Recognition. As of September 30, 2019 and December 31, 2018, receivables from contracts with customers were $9.9 million and $14.5 million, respectively.

The following table presents our revenues disaggregated by revenue source and by operated and non-operated properties for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues

Operated	$2,365	$21,679	$-	$24,044	$7,881	$66,743	$-	$74,624
Non-operated	112	3,002	3	3,117	326	13,232	11	13,569
Total oil and natural gas revenues	$2,477	$24,681	$3	$27,161	$8,207	$79,975	$11	$88,193

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues

Operated	$3,605	$17,391	$-	$20,996	$11,240	$34,092	$-	$45,332
Non-operated	154	3,145	36	3,335	429	8,153	44	8,626
Total oil and natural gas revenues	$3,759	$20,536	$36	$24,331	$11,669	$42,245	$44	$53,958

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the nine months ended September 30, 2019 is as follows (in thousands):

Nine Months Ended September 30, 2019
Beginning balance as of December 31, 2018	$3,791
Liabilities incurred	159
Liabilities settled	(4)
Dispositions	(203)
Accretion expense	221
Ending balance as of September 30, 2019	$3,964
Current liability	$-
Long term liability	$3,964

NOTE 4—Debt

Debt consisted of the following balances as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Principal	Carrying Amount	Principal	Carrying Amount
2017 Senior Credit Facility	$-	$-	$27,000	$27,000
2019 Senior Credit Facility	87,900	87,900	-	-
Convertible Second Lien Notes (1)	-	-	53,691	49,820
New 2L Notes (2)	12,546	10,922	-	-
Total debt	$100,446	$98,822	$80,691	$76,820

(1) The debt discount was being amortized using the effective interest rate method based upon a maturity date of August 30, 2019 until the Convertible Second Lien Notes were fully paid off on May 29, 2019.

(2) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2021. The principal included $0.5 million of interest to be paid in-kind as of September 30, 2019. The carrying value included $1.3 million of unamortized debt discount as of September 30, 2019.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total interest expense for the three and nine months ended September 30, 2019 and 2018 including contractual interest expense, amortization of debt discount and financing costs (amounts in thousands, except effective interest rates):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
2017 Senior Credit Facility	$-	-	$281	8.6%	$872	7.2%	$529	8.3%
2019 Senior Credit Facility	1,377	6.2%	-	-	2,072	6.1%	-	-
Convertible Second Lien Notes (1)	-	-	2,824	24.4%	5,304	24.1%	7,981	24.7%
New 2L Notes (2)	604	21.9%	-	-	788	21.6%	-	-
Total interest expense	$1,981		$3,105		$9,036		$8,510

(1) The Convertible Second Lien Notes had a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 24.1% for the nine months ended September 30, 2019 and 24.4% and 24.7%, respectively, for the three and nine months ended September 30, 2018. Interest expense for the three months ended September 30, 2018 included $1.1 million of debt discount amortization and $1.7 million of paid in-kind interest. Interest expense for the nine months ended September 30, 2019 included $2.3 million of debt discount amortization and $3.0 million of paid in-kind interest, and interest expense for the nine months ended September 30, 2018 included $2.9 million of debt discount amortization and $4.9 million of paid in-kind interest.

(2) The New 2L Notes have a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 21.9% and 21.6%, respectively, for the three and nine months ended September 30, 2019. Interest expense for the three and nine months ended September 30, 2019 included $0.1 million and $0.2 million of debt discount amortization, respectively, and $0.4 million and $0.5 million of accrued interest to be paid in-kind, respectively.

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

The 2019 Senior Credit Facility matures (a) May 14, 2024 or (b) the date that is 180 days prior to the “Maturity Date” as defined in the New 2L Notes Indenture (as defined below) as in effect on the date of issuance of the New 2L Notes if the New 2L Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by such date. The 2019 Senior Credit Facility provides for a maximum credit amount of $500 million subject to a borrowing base limitation, which originally was $115 million. The borrowing base was increased to $125 million in August of 2019 and is set to be redetermined thereafter in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders at their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

All amounts outstanding under the 2019 Senior Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) the alternative base rate plus an applicable margin ranging from 1.50% to 2.50%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin from 2.50% to 3.50%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2019 Senior Credit Facility are subject to a commitment fee ranging from 0.375% to 0.50%, depending on the percentage of the borrowing base that is utilized. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2019 Senior Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. As of September 30, 2019, the interest rate on the borrowings from the 2019 Senior Credit Facility was 5.047%.

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

As of September 30, 2019, the Company had a borrowing base of $125.0 million with $87.9 million of borrowings outstanding. The Company also had $2.4 million of unamortized debt issuance costs recorded as of September 30, 2019 related to the 2019 Senior Credit Facility.

As of September 30, 2019, the Company was in compliance with all covenants within the 2019 Senior Credit Facility.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Second Lien Notes

In October 2016, the Company issued $40.0 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2019 (the “Convertible Second Lien Notes”) along with 10-year costless warrants to acquire 2.5 million shares of common stock. Holders of the Convertible Second Lien Notes had a second priority lien on all assets of the Company, and holders of such warrants had a right to appoint two members to our Board of Directors (the “Board”) as long as such warrants were outstanding.

The Convertible Second Lien Notes were scheduled to mature on August 30, 2019 or six months after the maturity of our current revolving credit facility but in no event later than March 30, 2020. The Convertible Second Lien Notes bore interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company also had the option under certain circumstances to pay all or any portion of interest in-kind on the then outstanding principal amount of the Convertible Second Lien Notes by increasing the principal amount of the outstanding Convertible Second Lien Notes or by issuing additional second lien notes.

Upon issuance of the Convertible Second Lien Notes in October 2016, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion as well as warrants on the debt instrument, we recorded a debt discount of $11.0 million, thereby reducing the $40.0 million carrying value upon issuance to $29.0 million and recorded an equity component of $11.0 million. The debt discount was amortized using the effective interest rate method based upon an original term through August 30, 2019. The Convertible Second Lien Notes were redeemed in full on May 29, 2019 for $56.7 million, using borrowings under the 2019 Senior Credit Facility. In connection with the redemption of the Convertible Second Lien Notes, we recorded a $1.6 million loss on early extinguishment of debt related to the remaining unamortized debt discount and debt issuance costs.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The New 2L Notes were issued and sold to the New 2L Notes Purchasers pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereunder. The Company has completed the registration with the U.S. Securities and Exchange Commission of the resale of the New 2L Notes and the shares of common stock issuable upon conversion of The New 2L Notes.

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

As of September 30, 2019, $1.3 million of debt discount and $0.4 million of debt issuance costs remained to be amortized on the New 2L Notes.

As of September 30, 2019, the Company was in compliance with all covenants within the New 2L Notes Indenture.

NOTE 5—Equity

During the three and nine months ended September 30, 2019, zero and 150,000, respectively, of the 10-year costless warrants associated with the Convertible Second Lien Notes were exercised. The Company received cash for the one cent par value for the issuance of the 150,000 common shares. As of September 30, 2019, no such warrants remain un-exercised. During the three and nine months ended September 30, 2019, the Company had vestings of its share-based compensation units representing a total fair value of $0.1 million and resulting in the issuance of approximately 12,000 common shares. During the three and nine months ended September 30, 2019, the Company paid less than $0.1 million and $0.5 million, respectively, in cash for the purchase of 352 and 47,133 Treasury shares, respectively, withheld from employees upon the vesting of restricted stock awards for the payment of taxes.

In connection with the issuance of the New 2L Notes, we recorded an equity component of $1.4 million. For further details, see Note 4.

During the three months ended September 30, 2018, no holders of the 10-year costless warrants associated with the Convertible Second Lien Notes exercised warrants. During the nine months ended September 30, 2018, certain holders of the 10-year costless warrants associated with the Convertible Second Lien Notes exercised 862,812 warrants for the issuance of an equal amount of our one cent par value common stock. The Company received cash for the one cent par value for the issuance of 315,937 common shares. As of September 30, 2018, 207,500 of such warrants remained un-exercised. The Company did not have a material vesting of its share-based compensation units during the three or nine months ended September 30, 2018.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—Net Income (Loss) Per Common Share

Net income (loss) applicable to common stock was used as the numerator in computing basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2019 and 2018. The Company used the treasury stock method in determining the effects of potentially dilutive restricted stock. The following table sets forth information related to the computations of basic and diluted net income (loss) per common share:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(Amounts in thousands, except per share data)
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$1,988	$1,666	$14,215	$(6,319)
Weighted average shares of common stock outstanding	12,257	11,762	12,208	11,538
Basic net income (loss) per common share	$0.16	$0.14	$1.16	$(0.55)

Diluted net income (loss) per common share:
Net income (loss) applicable to common stock	$1,988	$1,666	$14,215	$(6,319)
Interest, discount and amortization on New 2L Notes	-	-	565	-
Adjusted net income (loss) per common share	$1,988	$1,666	$14,780	$(6,319)
Weighted average shares of common stock outstanding	12,257	11,762	12,208	11,538
Common shares issuable upon conversion of the New 2L Notes	-	-	588	-
Common shares issuable upon conversion of warrants of unsecured claim holders	1,285	1,396	1,285	-
Common shares issuable upon conversion of the Convertible Second Lien Notes associated warrants	-	208	-	-
Common shares issuable to unsecured claim holders	-	39	-	-
Common shares issuable on assumed conversion of restricted stock (4)	498	641	416	-
Diluted weighted average shares of common stock outstanding	14,040	14,046	14,497	11,538
Diluted net income (loss) per common share (1) (2) (3)	$0.14	$0.12	$1.02	$(0.55)

(1) Common shares issuable on assumed conversion of share-based compensation for the periods in 2018 were not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive. (4)	-	-	-	445
(2) Common shares issuable upon conversion of the Convertible Second Lien Notes or New 2L Notes were not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive.	588	1,875	-	1,875
(3) Common shares issuable upon conversion of the warrants associated with the Convertible Second Lien Notes and unsecured claim holders for the periods in 2018 were not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive.	-	-	-	1,642

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Income Taxes

We recorded no income tax expense or benefit for either the three or nine months ended September 30, 2019 or 2018. We recorded a valuation allowance for our net deferred tax asset at December 31, 2016. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our history of net operating losses) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The valuation allowance was $84.1 million as of December 31, 2018, which resulted in a net non-current deferred tax asset of $0.8 million appearing on our statement of financial position as of December 31, 2018. The net $0.8 million deferred tax asset related to Alternative Minimum Tax (“AMT”) credits, which are expected to be fully refundable in tax years 2018 - 2021 regardless of the Company's regular tax liability. During the three months ended September 30, 2019, the Company reclassed $0.4 million from the deferred tax asset to accounts receivable representing the refund we expect to receive in connection with the monetization of the AMT credits in tax year 2018 leaving the remaining $0.4 million recorded as a deferred tax asset as of September 30, 2019. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of September 30, 2019 aside from the deferred tax asset related to the AMT credits.

As of September 30, 2019, we have no unrecognized tax benefits. There were no significant changes to our tax position since December 31, 2018.

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

The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Oil and Natural Gas Derivatives (in thousands)
Gain (loss) on commodity derivatives not designated as hedges, settled	$5,922	$(196)	$6,135	$(737)
Gain (loss) on commodity derivatives not designated as hedges, not settled	(2,170)	(41)	9,262	(2,655)
Total gain (loss) on commodity derivatives not designated as hedges	$3,752	$(237)	$15,397	$(3,392)

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivatives are approved by the Hedging Committee of our Board, and reviewed periodically by the Board.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counter-parties. Neither our counter-parties nor we require any collateral upon entering into derivative contracts. We would have been at risk of losing $9.6 million had SunTrust Bank and RBC Capital Markets been unable to fulfill their obligations as of September 30, 2019.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, the open positions on our outstanding commodity derivative contracts, all of which were with SunTrust Bank and RBC Capital Markets, were as follows:

Contract Type	Average Daily Volume	Total Remaining Volume	Weighted Average Fixed Price	Fair Value at September 30, 2019 (In thousands)
Oil swaps (Bbls)
2019	300	27,600	$51.08	$(74)
2020	221	80,945	$59.02	599
2021 (through March 31, 2021)	200	18,000	$56.58	112
Total oil				$637
Natural Gas swaps (MMBtu)
2019	100,000	9,200,000	$2.89	$4,277
2020	52,000	18,897,000	$2.67	4,382
2021 (through March 31, 2021)	43,000	3,839,000	$2.64	7

Natural Gas collar (MMBtu)
2020	18,000	6,693,000	$2.40 - $2.625	615
2021 (through March 31, 2021)	27,000	2,430,000	$2.40 - $2.625	(324)
Total natural gas				$8,957
Total oil and natural gas				$9,594

During the third quarter of 2019 we entered into the following contracts with SunTrust Bank and RBC Capital Markets:

Contract Type	Average Daily Volume	Weighted Average Fixed Price	Contract Start Date	Contract Termination
Natural gas swap (MMBtu)	24,748	$2.50	April 1, 2020	March 31, 2021
Natural gas collar (MMBtu)	24,995	$2.40 - $2.625	April 1, 2020	March 31, 2021

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each Level as of September 30, 2019 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1—“Description of Business and Significant Accounting Policies” for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

Description	Level 1	Level 2	Level 3	Total
Fair value of oil and natural gas derivatives - Current Assets	$-	$9,213	$-	$9,213
Fair value of oil and natural gas derivatives - Non-current Assets	-	708	-	708
Fair value of oil and natural gas derivatives - Current Liabilities	-	(74)	-	(74)
Fair value of oil and natural gas derivatives - Non-current Liabilities	-	(253)	-	(253)
Total	$-	$9,594	$-	$9,594

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter-party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
Fair Value of Oil and Natural Gas Derivatives	Gross	Amount	As	Gross	Amount	As
(in thousands)	Amount	Offset	Presented	Amount	Offset	Presented
Fair value of oil and natural gas derivatives - Current Assets	$9,624	$(411)	$9,213	$2,893	$(2,090)	$803
Fair value of oil and natural gas derivatives - Non-current Assets	2,072	(1,364)	708	-	-	-
Fair value of oil and natural gas derivatives - Current Liabilities	(485)	411	(74)	(2,090)	2,090	-
Fair value of oil and natural gas derivatives - Non-current Liabilities	(1,617)	1,364	(253)	(471)	-	(471)
Total	$9,594	$-	$9,594	$332	$-	$332

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Commitments and Contingencies

We are party to various lawsuits from time to time arising in the normal course of business, including, but not limited to, royalty, contract, personal injury, and environmental claims. We have established reserves as appropriate for all such proceedings and intend to vigorously defend these actions. Management believes, based on currently available information, that adverse results or judgments from such actions, if any, would not have been material to our consolidated financial position, results of operations or liquidity for the three and nine months ended September 30, 2019 and 2018.

NOTE 10—Leases

We adopted ASU 2016-02, Leases, on January 1, 2019, and we elected the transition relief package of practical expedients. We determine if an arrangement is or contains a lease at inception. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets. We lease our corporate office building in Houston, Texas. We recognize lease expense for this lease on a straight-line basis over the lease term. This operating lease is included in furniture, fixtures and equipment and other capital assets, accrued liabilities and other non-current liabilities on our Consolidated Balance Sheets. The operating lease asset and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As this lease did not provide an implicit rate, we used a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. The operating lease asset includes any lease payments made but excludes annual operating charges. Operating lease expense is recognized on a straight-line basis over the lease term and reported in general and administrative operating expense on our Consolidated Statements of Operations. We have also entered into leases for certain vehicles and other equipment which are immaterial to our financial statements and have therefore not been recorded on our Consolidated Balance Sheets.

The lease cost components for the three and nine months ended September 30, 2019 are classified as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Consolidated Statements of Operations Classification
Building lease cost	$368	$1,124	General and administrative expense
Variable lease cost (1)	50	145	General and administrative expense
	$418	$1,269

(1) Includes building operating expenses.

The following are additional details related to our lease portfolio as of September 30, 2019:

(in thousands)	September 30, 2019	Consolidated Balance Sheets Classification
Lease asset, gross	$2,922	Furniture, fixtures and equipment and other capital assets
Accumulated depreciation	(939)	Accumulated depletion, depreciation and amortization
Lease asset, net	$1,983

Current lease liability	$1,386	Accrued liabilities
Non-current lease liability	1,164	Other non-current liabilities
Total lease liabilities	$2,550

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents operating lease liability maturities as of September 30, 2019:

(in thousands)	September 30, 2019
2019	$385
2020	1,540
2021	813
2022	-
2023	-
Thereafter	-
Total lease payments	$2,738
Less imputed interest	$188
Present value of lease liabilities	$2,550

The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASU 842 are as follows:

(in thousands)	December 31, 2018
2019	$3,753
2020	1,556
2021	513
2022	-
2023	-
Thereafter	-
Future minimum lease obligations	$5,822

As of September 30, 2019, our office building operating lease has a weighted-average remaining lease term of 1.6 years and a weighted-average discount rate of 8.0 percent. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $1.2 million for the three and nine months ended September 30, 2019, respectively.

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

The Company also sold other miscellaneous acreage during the three and nine months ended September 30, 2018 for $0.4 million and $0.7 million, respectively, which was also recorded as a reduction to our oil and natural gas properties (full cost method) on our Consolidated Balance Sheet.

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

Primary Operating Areas

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Caddo, DeSoto and Red River parishes, Louisiana and Angelina and Nacogdoches counties, Texas. We have acquired or farmed-in leases totaling approximately 38,000 gross (22,000 net) acres as of September 30, 2019 in the Haynesville Shale Trend. We completed and produced 1 gross (0.9 net) new well in the third quarter of 2019 and had 6 gross (3.4 net) wells in the drilling or completions phase as of September 30, 2019. Our net production volumes from our Haynesville Shale Trend wells represented approximately 98% of our total equivalent production on a Mcfe basis and substantially all of our natural gas production for the third quarter of 2019. We are focusing on increasing our natural gas production volumes through increased drilling in the Haynesville Shale Trend, where we plan to focus all of our remaining 2019 drilling efforts.

Tuscaloosa Marine Shale Trend

We have acquired approximately 48,000 gross (33,000 net) lease acres in the TMS as of September 30, 2019 with approximately 46,000 gross (32,000 net) acres held by production. We have 2 gross (1.7 net) TMS wells drilled and awaiting completion. Our net production volumes from our TMS wells represented approximately 2% of our total equivalent production on a Mcfe basis and substantially all of our total oil production for the third quarter of 2019. Despite no capital expenditures, we are seeking to maintain production through strategic expense workover operations in the TMS.

Eagle Ford Shale Trend

We have retained approximately 12,000 net acres of undeveloped leasehold in the Eagle Ford Shale Trend in Frio County, Texas as of September 30, 2019, which is prospective for future development or sale.

Results of Operations

The item that had the most material financial effect on our net income of $2.0 million for the three months ended September 30, 2019 was a $3.8 million gain on derivatives not designated as hedges. The majority of the gain was attributable to settlement of our natural gas derivative positions at prices lower than our fixed contract prices. The items that had the most material financial effect on our net income of $14.2 million for the nine months ended September 30, 2019, in addition to derivative settlement and mark-to-market gains, were oil and gas revenues, transportation and processing expense and depletion, depreciation and amortization expense. All these items increased compared to the nine months ended September 30, 2018, which is primarily attributable to production volume increases.

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

Revenues from Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except for price and average daily production data)	2019	2018	Variance		2019	2018	Variance
Revenues:
Natural gas	$24,684	$20,572	$4,112	20%	$79,986	$42,289	$37,697	89%
Oil and condensate	2,477	3,759	(1,282)	(34)%	8,207	11,669	(3,462)	(30)%
Natural gas, oil and condensate	27,161	24,331	2,830	12%	88,193	53,958	34,235	63%
Net Production:
Natural gas (Mmcf)	12,257	7,479	4,778	64%	33,622	15,601	18,021	116%
Oil and condensate (MBbls)	42	52	(10)	(19)%	134	169	(35)	(21)%
Total (Mmcfe)	12,506	7,789	4,717	61%	34,425	16,617	17,808	107%
Average daily production (Mcfe/d)	135,936	84,663	51,273	61%	126,097	60,868	65,229	107%
Average realized sales price per unit:
Natural gas (per Mcf)	$2.01	$2.75	$(0.74)	(27)%	$2.38	$2.71	$(0.33)	(12)%
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	$2.51	$2.80	$(0.29)	(10)%	$2.58	$2.77	$(0.19)	(7)%
Oil and condensate (per Bbl)	$59.67	$72.29	$(12.62)	(17)%	$61.40	$69.05	$(7.65)	(11)%
Oil and condensate (per Bbl) including the effect of realized losses on derivatives	$56.09	$61.37	$(5.28)	(9)%	$57.52	$59.25	$(1.73)	(3)%
Average realized price (per Mcfe)	$2.17	$3.12	$(0.95)	(30)%	$2.56	$3.25	$(0.69)	(21)%

Natural gas, oil and condensate revenues increased by $2.8 million and $34.2 million, respectively for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increase was primarily driven by increased natural gas production offset by lower realized commodity prices and decreased oil production. The increase in natural gas production volumes is attributed to one operated Haynesville Shale Trend well completed in the third quarter of 2019 and the continued production of an additional eight operated and six non-operated Haynesville Shale Trend wells completed since the third quarter of 2018. We have brought 8 gross (6.0 net) Haynesville Trend wells on production since September 30, 2018. For the three and nine months ended September 30, 2019, 91% of our oil and natural gas revenue was attributable to natural gas sales compared to 85% and 78%, respectively for the three and nine months ended September 30, 2018.

Operating Expenses

As described below, total operating expenses increased $7.6 million to $26.9 million for the three months ended September 30, 2019 and increased $30.2 million to $78.5 million for the nine months ended September 30, 2019, compared to the same periods in 2018. The increase in total operating expenses for the three and nine months ended September 30, 2019 was primarily due to the increase in the number of producing wells and an increase in depreciation, depletion and amortization and transportation expense discussed further below.

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses (in thousands)	2019	2018	Variance		2019	2018	Variance
Lease operating expenses	$2,589	$2,588	$1	0%	$8,902	$7,619	$1,283	17%
Production and other taxes	623	959	(336)	(35)%	1,878	2,268	(390)	(17)%
Transportation and processing	5,107	3,344	1,763	53%	15,562	6,742	8,820	131%
Operating Expenses per Mcfe
Lease operating expenses	$0.21	$0.33	$(0.12)	(36)%	$0.26	$0.46	$(0.20)	(43)%
Production and other taxes	$0.05	$0.12	$(0.07)	(58)%	$0.05	$0.14	$(0.09)	(64)%
Transportation and processing	$0.41	$0.43	$(0.02)	(5)%	$0.45	$0.41	$0.04	10%

Lease Operating Expense

Lease operating expense (“LOE”) remaining steady at $2.6 million and increased $1.3 million to $8.9 million, respectively, during the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increase in LOE between years was totally attributable to increased production volumes which increased variable lease operating costs such as saltwater disposal and equipment rental expenses while fixed expenses remained relatively the same between periods. The per unit cost of production has been driven down to $0.21 per mcfe and $0.26 per mcfe, respectively, for the three and nine months ended September 30, 2019. Per unit LOE is expected to continue to decrease as we increase production in the Haynesville Shale Trend, which carries a much lower per unit LOE than the Company’s current per unit rate.

Production and Other Taxes

Production and other taxes includes severance and ad valorem taxes. Severance taxes were $0.4 million and $1.1 million respectively for the three and nine months ended September 30, 2019, which decreased by $0.4 million from the same periods in 2018. Severance taxes in 2018 were higher due to a non-recurring tax rate true-up associated with our non-operated take-in-kind natural gas volumes. Ad valorem taxes were $0.2 million and $0.8 million, respectively, for the three and nine months ended September 30, 2019, which was relatively unchanged from the same periods in 2018. The State of Louisiana has enacted an exemption from the existing 12.5% severance tax on oil and from the $0.111 per Mcf (from July 1, 2017 through June 30, 2018), $0.122 per Mcf (from July 1, 2018 through June 30, 2019) and $0.125 per Mcf (which began on July 1, 2019) severance tax on natural gas for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) payout of the well. Our recently drilled Haynesville Shale Trend wells in Northwest Louisiana are benefiting from this exemption. Though ad valorem tax remained relatively unchanged between the periods presented, we expect ad valorem taxes to increase as our newly producing wells begin to be valued by the taxing jurisdictions.

Transportation and Processing

Transportation and processing expense for the three and nine months ended September 30, 2019 increased compared to the same periods in 2018, reflecting increased production from our Haynesville Shale Trend wells. Our natural gas volumes from our operated wells generally carry less transportation cost per Mcf than wells we do not operate. Despite an increase in our operated natural gas production volumes between years, our cost per Mcfe decreased for the three months but increased for the three and nine months ended September 30, 2019 compared to 2018. This per unit increase for the nine months ended September 30, 2019 is partially attributed to the mix of oil and natural gas production volumes during the year as our oil production is decreasing and not burdened by transportation and processing cost. Additionally, the wells we have recently put on production are producing from leases that stipulate that the royalty is free from transportation cost; consequently, we currently are incurring a proportionately higher transportation cost on the production from those wells.

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses (in thousands):	2019	2018	Variance		2019	2018	Variance
Depreciation, depletion and amortization	$13,205	$7,922	$5,282	67%	$36,550	$16,934	$19,616	116%
General and administrative	5,196	4,644	552	12%	15,442	14,643	799	5%
Other	228	(60)	288	480%	179	105	74	70%
Operating Expenses per Mcfe
Depreciation, depletion and amortization	$1.06	$1.02	$0.04	4%	$1.06	$1.02	$0.04	4%
General and administrative	$0.42	$0.60	$(0.18)	(30)%	$0.45	$0.88	$(0.43)	(49)%
Other	$0.02	$(0.01)	$0.03	300%	$0.01	$0.01	$-	0%

Depreciation, Depletion and Amortization (“DD&A”)

DD&A expense is calculated on the Full Cost Method using the units of production (the “UOP”) method. The increase in DD&A expense was attributed primarily to increased production as well as an increased DD&A rate for the three and nine months ended September 30, 2019 as compared to the same period in 2018. The increased rate takes into account the estimated future cost of drilling and completing wells.

General and Administrative (“G&A”)

The Company recorded $5.2 million and $15.4 million respectively in G&A expense for the three and nine months ended September 30, 2019, which is an increase of $0.6 million and $0.8 million, respectively, compared to the same periods in 2018. G&A expense for 2019 included increased compensation expense and increased directors costs related to the increase in number of directors on our board of directors. We also incurred increased legal fees in 2019 due to preparation of the Notice of Stockholder Action by Written Consent and preparation of the annual Proxy, which provided for changes to the Original Certificate of Incorporation. The Written Consent and Proxy were filed with the Securities and Exchange Commission on June 24, 2019 and July 19, 2019, respectively. G&A expense for the three and nine months ended September 30, 2019 included non-cash expenses of $1.6 million and $4.7 million, respectively, for share-based compensation, which is virtually unchanged from the same periods in 2018.

Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
Other income (expense) (in thousands):	2019	2018	Variance		2019	2018	Variance
Interest expense	$(1,981)	$(3,105)	$1,124	(36)%	$(9,036)	$(8,510)	$(526)	6%
Interest income and other	-	1	(1)	(100)%	24	110	(86)	(78)%
Gain (loss) on commodity derivatives not designated as hedges	3,752	(237)	3,989	1683%	15,397	(3,392)	18,789	554%
Loss on early extinguishment of debt	-	-	-	0%	(1,846)	-	(1,846)	(100)%

Average funded borrowings adjusted for debt discount	$95,761	$58,196	$37,565	65%	$92,641	$51,077	$41,564	81%
Average funded borrowings	$99,598	$63,206	$36,392	58%	$96,323	$57,568	$38,755	67%

Interest Expense

Interest expense for the three and nine months ended September 30, 2019 reflected interest payable in cash of $1.2 million and $2.7 million, respectively, incurred on the 2017 Senior Credit Facility and 2019 Senior Credit Facility and non-cash interest of $0.7 million and $6.3 million, respectively, incurred primarily on the Company's Convertible Second Lien Notes and New 2L Notes, which included $0.4 million and $3.6 million, respectively, of paid in-kind interest and $0.3 million and $2.8 million, respectively, of debt discount and debt issuance cost amortization.

Interest expense for the three and nine months ended September 30, 2018 reflected cash interest of $0.3 million and $0.5 million, respectively, incurred on the 2017 Senior Credit Facility and non-cash interest of $2.8 million and $8.0 million, respectively, incurred on the Company's Convertible Second Lien Notes, which included $1.7 million and $4.9 million, respectively, of paid in-kind interest and $1.1 million and $2.9 million, respectively, of debt discount and debt issuance cost amortization.

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

Gain (Loss) on Commodity Derivatives Not Designated as Hedges

 Gain on commodity derivatives not designated as hedges for the three months ended September 30, 2019 was comprised of $5.9 million gain on cash settlements during the period offset by a mark-to-market loss of $2.2 million, representing the change of the fair value of our natural gas derivative contracts from June 30, 2019. Gain on commodity derivatives not designated as hedges for the nine months ended September 30, 2019 was comprised of a mark-to-market gain of $9.3 million, representing the change of the fair value of our natural gas derivative contracts from December 31, 2018, and a $6.1 million gain on net cash settlements during the period. Natural gas futures prices continued to fall below our fixed contract prices in the third quarter of 2019 resulting in our derivative asset position. Since we do not apply hedge accounting on our derivatives contracts there can be large swings in our reported gain or losses between periods. Going forward, any increase in natural gas futures prices would result in recording of losses in future periods.

Loss on commodity derivatives not designated as hedges for the three and nine months ended September 30, 2018 was comprised of a mark-to-market loss of $0.1 million and $2.7 million, respectively, representing the change of the fair value of our open natural gas and oil derivative contracts, as well as a loss of $0.2 million and $0.7 million, respectively, on cash settlements of natural gas and oil derivative contracts.

Income Tax Benefit

We recorded no income tax expense or benefit for the three or nine months ended September 30, 2019. We recorded a valuation allowance for our net deferred tax asset at December 31, 2016. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our history of net operating losses) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable.

The valuation allowance was $84.1 million as of December 31, 2018, which resulted in a net non-current deferred tax asset of $0.8 million appearing on our statement of financial position as of December 31, 2018. The net $0.8 million deferred tax asset related to Alternative Minimum Tax (“AMT”) credits, which are expected to be fully refundable in tax years 2018 - 2021 regardless of the Company's regular tax liability. During the three months ended September 30, 2019, the Company reclassed $0.4 million from the deferred tax asset to accounts receivable representing the refund we expect to receive in connection with the monetization of the AMT credits in tax year 2018 leaving the remaining $0.4 million recorded as a deferred tax asset as of September 30, 2019. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of September 30, 2019 aside from the deferred tax asset related to the AMT credits.

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

The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDA to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income (loss) (US GAAP)	$1,988	$1,666	$14,215	$(6,319)
Interest expense	1,981	3,105	9,036	8,510
Depreciation, depletion and amortization	13,205	7,922	36,550	16,934
Share-based compensation expense (non-cash)	1,617	1,597	4,765	4,763
(Gain) loss on commodity derivatives not designated as hedges, not settled	2,170	41	(9,262)	2,655
Loss on early extinguishment of debt	-	-	1,846	-
Other items (1)	297	(45)	855	54
Adjusted EBITDA	$21,258	$14,286	$58,005	$26,597

(1)

Other items include $0.3 million, zero, $0.9 million and zero, respectively, from the impact of accounting for operating leases under ASC 842 as well as interest income, reorganization items and other non-recurring income and expense.

Management believes that this non-US GAAP financial measure provides useful information to investors because it is monitored and used by our management and widely used by professional research analysts in the valuation and investment recommendations of companies within the oil and natural gas exploration and production industry.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the first nine months of 2019 were cash on hand, cash from operating activities, net proceeds from borrowings on our senior credit facilities and proceeds from the sale of assets. We used cash primarily to fund capital expenditures. We currently plan to fund our operations and capital expenditures for the remainder of 2019 through a combination of cash on hand, cash from operating activities and borrowings under the 2019 Senior Credit Facility, although we may from time to time consider the funding alternatives described below.

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

The 2019 Senior Credit Facility matures (a) May 14, 2024 or (b) the date that is 180 days prior to the “Maturity Date” as defined in the indenture governing the New 2L Notes (the “New 2L Notes Indenture”) as in effect on the issuance date of the New 2L Notes if the New 2L Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by such date. The maximum credit amount under the 2019 Senior Credit Facility is $500 million with a current borrowing base of $125 million. The borrowing base is scheduled to be redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders at their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

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

We exited the third quarter of 2019 with $1.2 million of cash on hand and $87.9 million of outstanding borrowings with $37.1 million of availability under the 2019 Senior Credit Facility borrowing base. Due to the timing of payment of our capital expenditures, we reflected a working capital deficit of $23.8 million as of September 30, 2019. To the extent we operate with a working capital deficit, we expect such deficit to be offset by liquidity available under our 2019 Senior Credit Facility.

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

We have supported our cash flows with derivative contracts that covered approximately 76% of our natural gas sales volumes for the first nine months of 2019 and 65% of our oil volumes for the first nine months of 2019. For additional information on our derivative instruments see Note 8—“Commodity Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash flow statement information:
Net cash:
Provided by operating activities	$15,594	$24,080	$56,847	$36,735
Used in investing activities	(19,083)	(32,005)	(72,865)	(58,185)
Provided by (used in) financing activities	2,980	8,127	13,110	(2,611)
Decrease in cash and cash equivalents	$(509)	$202	$(2,908)	$(24,061)

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations for the three and nine months ended September 30, 2019. Changes in working capital and net cash settlements related to our derivative contracts also impact cash flows. Net cash provided by operating activities for the three months ended September 30, 2019 was $15.6 million consisting of operating cash flows before working capital changes of $20.3 million reduced by negative working capital changes of $4.7 million. Net cash provided by operating activities for the three months ended September 30, 2019 was enhanced by $5.9 million net cash received from settled derivative contracts. Net cash provided by operating activities for the three months ended September 30, 2018 was $24.1 million including operating cash flows before working capital changes of $13.8 million reduced by net cash payments of $0.2 million in settlement of derivative contracts. Net cash provided by operating activities for the nine months ended September 30, 2019 was $56.8 million including operating cash flows before working capital changes of $55.7 million which included $6.1 million net cash received from settled derivative contracts. Net cash provided by operating activities for the nine months ended September 30, 2018 was $36.7 million including operating cash flows before working capital changes of $26.3 million reduced by net cash payments of $0.7 million in settlement of derivative contracts. Net cash provided by operating activities increased during the year to date period in 2019 compared to 2018 driven by revenue from production natural gas volume increases partially offset by lower realized commodity prices. The lower realized commodity prices were mitigated by our cash settled derivative contracts.

Investing activities: Net cash used in investing activities was $72.9 million for the nine months ended September 30, 2019. We paid out cash amounts totaling $74.2 million for drilling and development operations during the period versus recorded capital expenditures of $80.0 million. The difference in capital expenditures and cash expended on capital projects for the year was attributed to a net capital accrual increase of $5.1 million and $0.7 million of capitalized non-cash internal costs. The period also reflects the receipt of $1.3 million in proceeds from the sales of non-core oil and gas properties. We conducted drilling operations on 12 wells and completed 6 wells all in the Haynesville Shale Trend during the nine months ended September 30, 2019, capitalizing $2.7 million in internal costs. Net cash used in investing activities was $19.1 million for the three months ended September 30, 2019 which reflected cash expended on capital projects. We recorded $25.5 million in capital expenditures in this period. The difference in capital expenditures and cash expended on capital projects for the three months ended September 30, 2019 was attributed to a net capital accrual increase of $6.1 million and $0.3 million of capitalized non-cash internal costs.

Financing activities: Net cash provided by financing activities for the three and nine months ended September 30, 2019 reflects primarily net borrowings under our revolving credit facilities as well as the payoff of the Convertible Second Lien Notes and issuance of the New 2L Notes along with associated issuance costs paid in connection with such transactions.

Debt consisted of the following balances as of the dates indicated (in thousands):

	September 30, 2019		December 31, 2018
	Principal	Carrying Amount	Principal	Carrying Amount
2017 Senior Credit Facility	$-	$-	$27,000	$27,000
2019 Senior Credit Facility	87,900	87,900	-	-
Convertible Second Lien Notes (1)	-	-	53,691	49,820
New 2L Notes (2)	12,546	10,922	-	-
Total debt	$100,446	$98,822	$80,691	$76,820

(1) The debt discount was being amortized using the effective interest rate method based upon a maturity date of August 30, 2019 until the Convertible Second Lien Notes were fully paid off on May 29, 2019.
(2) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2021. The principal included $0.5 million of interest to be paid in-kind as of September 30, 2019. The carrying value included $1.3 million of unamortized debt discount as of September 30, 2019.

For additional information on our financing activities, see Note 4—“Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended September 30, 2019.

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

Commodity Price Risk

Our most significant market risk relates to fluctuations in crude oil and natural gas prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash write-down of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. We have entered into natural gas and oil derivative instruments in order to reduce the price risk associated with production for the remainder of 2019 of approximately 100,000 MMBtu and 300 barrels per day, respectively, for 2020 of 70,000 MMBtu and 221 barrels per day, respectively, and for the first quarter of 2021 for 70,000 MMBtu and 200 barrels per day, respectively. We did not enter into derivative instruments for trading purposes. Utilizing actual derivative contractual volumes, a hypothetical increase of 10% in the underlying commodity prices would have changed the natural gas asset position to a liability position with a change of $11.8 million and changed the derivative oil asset position to a liability position with a change of $0.6 million as of September 30, 2019. Likewise, a hypothetical decrease of 10% in the underlying commodity prices would have increased the derivative natural gas asset position by $12.0 million and increased the derivative oil asset position by $0.6 million as of September 30, 2019. Furthermore, a gain or loss would have been substantially offset by an increase or decrease, respectively, in the actual sales value of production covered by the derivative instruments.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of September 30, 2019, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

As of September 30, 2019, we did not have any material outstanding and pending litigation.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6—Exhibits

3.1

Third Amended and Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated August 16, 2019, (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 8-K (File No. 333-12719) filed on August 21, 2019).

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

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: November 7, 2019	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: November 7, 2019	By:	/S/ Robert T. Barker
Robert T. Barker
Senior Vice President, Controller, Chief Accounting Officer and Chief Financial Officer