Form 10-K
period 2019-12-31
GOODRICH PETROLEUM CORP
filed 2020-03-05
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12719

GOODRICH PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	76-0466193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
801 Louisiana, Suite 700 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (713) 780-9494

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	GDP	NYSE American
(Title of Each Class)	(Trading Symbol)	(Name of Each Exchange)

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

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates (based upon the closing sales price on the NYSE American on June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $67.9 million. The number of shares of the Registrant’s common stock par value $0.01 per share, outstanding as of March 2, 2020 was 12,532,950.

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

December 31, 2019

PART I

Items 1. and 2.	Business and Properties

General

Goodrich Petroleum Corporation, a Delaware corporation (together with its subsidiary, Goodrich Petroleum Company, L.L.C. (the “Subsidiary”),“we,” “our,” or “the Company”) formed in 1995, is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend, (ii) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale Trend (“TMS”), and (iii) South Texas, which includes the Eagle Ford Shale Trend. We own interests in 176 producing oil and natural gas wells located in 37 fields in seven states. At December 31, 2019, we had estimated proved reserves of approximately 517 Bcfe, comprised of 510 Bcf of natural gas and 1.1 MMBbls of oil and condensate.

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

Field is an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature or stratigraphic condition. The SEC provides a complete definition of field in Rule 4-10 (a) (15) of Regulation S-X.

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

Undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

Working interest is the operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

Workover is a series of operations on a producing well to restore or increase production.

Oil and Natural Gas Operations and Properties

As of December 31, 2019, nearly all of our proved oil and natural gas reserves were located in Louisiana, Texas and Mississippi. We spent substantially all of our 2019 capital expenditures of $98.4 million in the Haynesville Shale Trend of Northwest Louisiana. Our total capital expenditures, including accrued costs for services performed during 2019, consisted of $97.9 million for drilling and completion costs, $0.3 million for asset retirement obligations, and $0.2 million for furniture and fixtures.

We are currently focused on developing our Haynesville Shale Trend assets. The Haynesville Shale Trend is one of the top natural gas plays in the U.S., particularly when factoring in its geographic location, pipeline and infrastructure capacity and deliverability of gas to the gulf coast industrial complex and liquified natural gas export facilities. As a result, substantially all of our 2020 capital expenditure budget is planned for Haynesville Shale Trend development.

The table below details our acreage positions, average working interest and producing wells as of December 31, 2019:

	Acreage		Average	Producing wells
	As of December 31, 2019		Producing Well	at December 31,
Field or Area	Gross	Net	Working Interest	2019
Tuscaloosa Marine Shale Trend	47,786	33,192	65%	36
Haynesville Shale Trend	39,767	21,696	39%	116
Eagle Ford Shale Trend	18,909	12,445	-	-
Other	33,125	7,323	9%	24

Haynesville Shale Trend

As of December 31, 2019, we have acquired or farmed-in leases totaling approximately 40,000 gross (22,000 net) acres in the Haynesville Shale Trend. During 2019, we added 9 gross (7.2 net) wells to production on our acreage. Our Haynesville Shale Trend drilling activities are currently located in leasehold areas in Caddo, DeSoto and Red River parishes, Louisiana. As of December 31, 2019, we had 7 gross (3.2 net) wells in the drilling or completion phase in the Haynesville Shale Trend.

Tuscaloosa Marine Shale Trend

As of December 31, 2019, we own approximately 48,000 gross (33,000 net) lease acres in the TMS, an oil shale play in Southwest Mississippi and Southeast Louisiana. Approximately 47,000 gross (33,000 net) acres are currently held by production. During 2019, we did not conduct any drilling operations and did not add any wells to production. As of December 31, 2019, we had 2 gross (1.7 net) wells waiting on completion operations in the TMS.

Eagle Ford Shale Trend

As of December 31, 2019, we have retained approximately 12,000 net acres of undeveloped leasehold in the Eagle Ford Shale Trend in Frio County, Texas.

Other

As of December 31, 2019, we maintained ownership interests in acreage and/or wells in several additional fields.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information on our recent operations in the Haynesville Shale Trend, TMS and Eagle Ford Shale Trend.

Oil and Natural Gas Reserves

The following tables set forth summary information with respect to our proved reserves as of December 31, 2019 and 2018, as estimated by Netherland, Sewell & Associates, Inc. (“NSAI”) and by Ryder Scott Company (“RSC”) our independent reserve engineers. All of our proved reserves estimates are independently prepared by NSAI and RSC. NSAI prepared the estimates on all our proved reserves as of December 31, 2019 on properties other than those located in the TMS. RSC prepared the estimate of proved reserves as of December 31, 2019 for our TMS properties. Copies of the summary reserve reports of NSAI and RSC as of December 31, 2019 are included as exhibits to this Annual Report on Form 10-K. For additional information see Supplemental Information “Oil and Natural Gas Producing Activities (Unaudited)” to our consolidated financial statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Net proved reserves and the PV-10 estimates at December 31, 2019 below were calculated using flat, twelve month average commodity index prices of $55.69 per barrel and $2.58 per MMBtu.

	Proved Reserves at December 31, 2019
	Developed	Developed
	Producing	Non-Producing	Undeveloped	Total
	(dollars in thousands)
Net Proved Reserves:
Oil (MBbls) (1)	1,104	-	-	1,104
Natural Gas (Mmcf)	137,683	924	371,459	510,066
Mcf Natural Gas Equivalent (Mmcfe) (2)	144,308	924	371,459	516,691
Estimated Future Net Cash Flows				$556,536
PV-10 (3)				$296,954
Discounted Future Income Taxes				(2,631)
Standardized Measure of Discounted Net Cash Flows (3)				$294,323

	Proved Reserves at December 31, 2018
	Developed	Developed
	Producing	Non-Producing	Undeveloped	Total
	(dollars in thousands)
Net Proved Reserves:
Oil (MBbls) (1)	1,441	-	-	1,441
Natural Gas (Mmcf)	91,404	714	378,819	470,937
Mcf Natural Gas Equivalent (Mmcfe) (2)	100,050	714	378,819	479,583
Estimated Future Net Cash Flows				$734,048
PV-10 (3)				$417,770
Discounted Future Income Taxes				(20,185)
Standardized Measure of Discounted Net Cash Flows (3)				$397,585

(1)	Includes condensate.
(2)	Based on ratio of six Mcf of natural gas per Bbl of oil and per Bbl of NGLs. NGLs are immaterial and included in Natural Gas.
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

The following table presents our reserves by targeted geologic formation in Mmcfe:

	As of December 31, 2019
	Proved	Proved	Proved	% of
Area	Developed	Undeveloped	Reserves	Total
Tuscaloosa Marine Shale Trend	6,549	-	6,549	1%
Haynesville Shale Trend	138,554	371,459	510,013	99%
Other	129	-	129	0%
Total	145,232	371,459	516,691	100%

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

In accordance with the guidelines of the SEC, our independent reserve engineers’ estimates of future net revenues from our estimated proved reserves, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period of January 2019 through December 2019, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. For reserves at December 31, 2019, the average twelve month prices used were $2.58 per MMBtu of natural gas and $55.69 per Bbl of crude. These prices do not include the impact of hedging transactions, nor do they include the adjustments that are made for applicable transportation and quality differentials, and price differentials between natural gas liquids and oil, which are deducted from or added to the index prices on a well by well basis in estimating our proved reserves and related future net revenues.

Our proved reserve information as of December 31, 2019 included in this Annual Report on Form 10-K was estimated by our independent petroleum engineers, NSAI and RSC, in accordance with petroleum engineering and evaluation principles and definitions and guidelines set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserve Information promulgated by the Society of Petroleum Engineers. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Our principal internal engineer has over 35 years of experience in the oil and natural gas industry, including over 30 years as a reserve evaluator, trainer or manager. Further professional qualifications of our principal engineer include a degree in petroleum engineering, extensive internal and external reserve training, and experience in asset evaluation and management. In addition, the principal engineer is a participant in professional industry groups and has been a member of the Society of Petroleum Engineers for over 35 years.

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

Our total proved reserves at December 31, 2019, as estimated by NSAI and RSC, were 517 Bcfe, consisting of 510 Bcf of natural gas and 1.1 MMBbls of oil and condensate. In 2019, we added approximately 218 Bcfe related to our drilling activities in the Haynesville Shale Trend. We had negative revisions of approximately 133 Bcfe due primarily to natural gas prices and produced 48 Bcfe in 2019. We continue to employ completion techniques on our Haynesville Shale Trend wells which have been proven successful by the production volume results from the wells we drilled in 2019 and 2018. These well results in conjunction with our acreage position and our financial ability to develop our Haynesville Shale Trend properties allowed us to add the Haynesville Shale Trend reserves as of December 31, 2019.

Our proved undeveloped (“PUD”) reserves at December 31, 2019, all in our Haynesville Shale Trend, were 371 Bcfe, or 72% of our total proved reserves. In 2019, we had new additions of 182 Bcfe reflective of our plans to developed theses reserves in and after the year 2022 but before five years have elapsed. We had net negative revisions of previous estimates of 139 Bcfe. We developed approximately 50 Bcfe, or 13% of our total proved undeveloped reserves booked as of December 31, 2018, through the drilling of 4 gross (3.9 net) development wells. Of the proved undeveloped reserves in our December 31, 2019 reserve report, the oldest was initially booked on December 31, 2016. Consequently, none have remained undeveloped for more than five years since the date of initial booking as proved undeveloped reserves, and none are scheduled for commencement of development on a date more than five years from the date the reserves were initially booked as proved undeveloped.

The net negative PUD revision of previous estimates was primarily attributable to recognizing that reserves under current natural gas pricing representing approximately 147 Bcfe would not be developed within five years since they were originally booked. In addition, we had ownership decreases of 4 Bcfe and an increase of 12 Bcfe mostly due to economic parameter adjustments such as improved well performance.

Productive Wells

The following table sets forth the number of productive wells in which we maintain ownership interests as of December 31, 2019:

	Oil		Natural Gas		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Tuscaloosa Marine Shale Trend:
Southeast Louisiana	13	9.2	-	-	13	9.2
Southwest Mississippi	23	14.3	-	-	23	14.3
Haynesville Shale Trend:
East Texas	-	-	3	0.9	3	0.9
Northwest Louisiana	-	-	111	42.9	111	42.9
Other	6	0.3	20	2.7	26	3.0
Total Productive Wells	42	23.8	134	46.5	176	70.3

(1)	Royalty and overriding interest wells that have immaterial values are excluded from the above table.
(2)	Net working interest.

Productive wells consist of producing wells and wells capable of production, including wells awaiting pipeline connections. A gross well is a well in which we maintain an ownership interest, while a net well is deemed to exist when the sum of the fractional working interests owned by us equals one. Wells that are completed in more than one producing horizon are counted as one well.

Acreage

The following table summarizes our gross and net developed and undeveloped acreage under lease as of December 31, 2019. Acreage in which our interest is limited to a farm-out agreement, royalty or overriding royalty interest is excluded from the table.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Tuscaloosa Marine Shale Trend:
Southwest Mississippi	29,191	20,372	76	1	29,267	20,373
Southeast Louisiana	18,205	12,536	313	284	18,518	12,820
Haynesville Shale Trend:
East Texas	33,367	9,074	4,938	909	38,305	9,983
Northwest Louisiana	31,596	18,040	880	792	32,476	18,832
Eagle Ford Shale Trend:
South Texas	5,525	3,951	13,384	8,493	18,909	12,444
Other	2,103	195	9	9	2,112	204
Total	119,987	64,168	19,600	10,488	139,587	74,656

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

Lease Expirations

We have undeveloped lease acreage primarily in the Eagle Ford Shale Trend that will expire during the next two years unless the leases are converted into producing units or extended prior to lease expiration. The following table sets forth the lease expirations as of December 31, 2019:

Year	Net Acreage
2020	8,610
2021	56

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

	Year Ended December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	9	7.2	16	7.5	5	1.5
Non-Productive	-	-	-	-	-	-
Total	9	7.2	16	7.5	5	1.5
Exploratory Wells:
Productive	-	-	-	-	-	-
Non-Productive	-	-	-	-	-	-
Total	-	-	-	-	-	-
Total Wells:
Productive	9	7.2	16	7.5	5	1.5
Non-Productive	-	-	-	-	-	-
Total	9	7.2	16	7.5	5	1.5

At December 31, 2019, we had 9 gross (4.9 net) development wells waiting to be completed.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties (including two fields which have attributed more than 15% of our total proved reserves as of December 31, 2019), the revenue derived from the sale of such production, average sales prices received and average production costs during each of the years in the three-year period ended December 31, 2019.

	Sales Volumes			Average Sales Prices (1)				Average
	Natural	Oil &		Natural	Oil &		% of	Production
	Gas	Condensate	Total	Gas	Condensate	Total	Total	Cost (2)
	Mmcf	MBbls	Mmcfe	Mmcf	MBbls	Mmcfe	Revenue	Per Mcfe
For Year 2019:
TMS	-	169	1,011	$-	$60.92	$10.15	9%	$5.30
Haynesville Shale Trend	46,436	-	46,436	2.31	-	2.31	90%	0.14
Other	275	2	290	3.12	50.28	3.38	1%	1.04
Total	46,711	171	47,737	$2.31	$60.77	$2.48	100%	$0.26
For Year 2018:
TMS	-	215	1,289	$-	$68.03	$11.34	17%	$4.37
Haynesville Shale Trend	24,410	-	24,410	2.99	-	2.99	83%	0.19
Other	34	2	47	4.18	58.11	5.72	0%	2.38
Total	24,444	217	25,746	$2.99	$67.93	$3.42	100%	$0.41
For Year 2017:
TMS	-	302	1,813	$-	$50.86	$8.48	34%	$3.92
Haynesville Shale Trend	10,303	-	10,303	2.88	-	2.88	66%	0.47
Other	20	2	34	5.86	55.67	7.25	0%	3.84
Total	10,323	304	12,150	$2.90	$50.90	$3.73	100%	$1.00

(1)	Excludes the impact of commodity derivatives.
(2)	Excludes ad valorem and severance taxes.

Oil and Natural Gas Marketing and Major Customers

Marketing. Our natural gas production is sold under spot or market-sensitive contracts to various natural gas purchasers on short-term contracts. Our oil production is sold to various purchasers under short-term rollover agreements based on current market prices.

Customers. Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
CIMA Energy, LP	39%	41%
Shell	19%	0%
ETC	19%	15%
CES	10%	8%
Genesis Crude Oil LP	8%	13%

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

Employees

At February 28, 2020 we had 47 employees in our Houston administrative office and 4 employees in our field offices, all of whom were full-time and none of whom was represented by any labor union. We regularly use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site supervision, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for us, including gauging, maintenance, dispatching, inspection, and well testing.

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

Water Discharges and Subsurface Injections

The Federal Water Pollution Control Act, as amended, (“Clean Water Act”, or “CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state and federal waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In September 2015, the EPA and U.S. Army Corps of Engineers (the “Corps”) finalized new rules defining the scope of the EPA’s and the Corps’ jurisdiction under the Clean Water Act (the “WOTUS” rule). Several legal challenges to the rule followed, and the WOTUS rule was rescinded in September 2019. On January 23, 2020, the EPA and the Corps finalized the Navigable Waters Protection Rule, which narrows jurisdiction under the CWA relative to the WOTUS rule. However, legal challenges to the new rule are expected, and multiple challenges to the EPA's prior rulemakings remain pending. Therefore, the scope of jurisdiction under the CWA is uncertain at this time. To the extent any rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The process for obtaining permits has the potential to delay the development of natural gas and oil projects. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In addition, the Oil Pollution Act of 1990, as amended, imposes a variety of requirements related to the prevention of oil spills into navigable waters as well as liabilities for oil cleanup costs, natural resource damages and a variety of public and private damages that may result from such oil spills.

The disposal of oil and natural gas wastes into underground injection wells are subject to the federal Safe Drinking Water Act, as amended (“SDWA”), and analogous state laws. The SDWA’s Underground Injection Control Program establishes requirements for permitting, testing, monitoring, recordkeeping and reporting of injection well activities as well as a prohibition against the migration of fluid containing any contaminants into underground sources of drinking water. State programs may have analogous permitting and operational requirements. In response to concerns related to increased seismic activity in the vicinity of injection wells, regulators in some states are considering additional requirements related to seismic safety. For example, the Texas Railroad Commission (“RRC”) has previously adopted oil and gas permit rules in for wells used to dispose of saltwater and other fluids resulting from the production of oil and natural gas in order to address these seismic activity concerns within the state. Among other things, the rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells, and allow the RRC to modify, suspend, or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to conduct continue production may be delayed or limited, which could have a material adverse effect on our results of operations and financial position. In addition, any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource, and imposition of liability by third parties for property damages and personal injury.

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

Air Emissions

The CAA and comparable state laws regulate emissions of various air pollutants from many sources in the United States, including crude oil and natural gas production activities through air emissions standards, construction and operating programs and the imposition of other compliance requirements. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, or utilize specific equipment or technologies to control emissions of certain pollutants. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards, and the agency completed attainment/non-attainment designations in July 2018. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, in June 2016, the EPA finalized rules under the CAA regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities (such as tank batteries), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. Compliance with these requirements could increase our costs of development and production significantly.

Climate Change

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that greenhouse gas (“GHG”) emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standard (“NSPS”) OOOOa directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. In August 2019, EPA proposed amendments to NSPS OOOOa that would remove methane specific requirements from the oil and natural gas source category, while keeping in place requirements for volatile organic compounds. Legal challenges to any final rulemaking that rescinds NSPS OOOOa is expected. Similarly, the Bureau of Land Management has adopted certain regulations relating to GHG emissions from operations on federal and tribal land, and certain rescissions are pending legal challenge. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is an agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through non-binding, individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates seeking the office of the President of the United States in 2020. Two critical declarations made by one or more candidates running for the Democratic nomination for President include threats to take actions banning hydraulic fracturing of oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions that could be pursued by presidential candidates may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as the reversal of the United States’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas. Additionally, political, litigation and financial risks may result in us restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or having an impaired ability to continue to operate in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risks and uncertainties:

•	the market prices of oil and natural gas;

•	volatility in the commodity-futures market;

•	financial market conditions and availability of capital;

•	future cash flows, credit availability and borrowings;

•	sources of funding for exploration and development;

•	our financial condition;

•	our ability to repay our debt;

•	the securities, capital or credit markets;

•	planned capital expenditures;

•	future drilling activity;

•	uncertainties about the estimated quantities of our oil and natural gas reserves and production from our wells;

•	the creditworthiness of our hedging counterparties and the effect of our hedging arrangements;

•	litigation matters;

•	pursuit of potential future acquisition opportunities;

•	general economic conditions, either nationally or in the jurisdictions in which we are doing business;

•

legislative or regulatory changes, including retroactive royalty or production tax regimes, hydraulic-fracturing regulation, drilling and permitting regulations, derivatives reform, changes in state and federal corporate taxes, environmental regulation, environmental risks and liability under federal, state and foreign and local environmental laws and regulations;

•	the creditworthiness of our financial counterparties and operating partners; and

•	other factors discussed below and elsewhere in this Annual Report on Form 10-K and in our other public filings, press releases and discussions with our management.

Oil and natural gas prices are volatile. A sustained decrease in the price of oil or natural gas would adversely impact our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

Our success depends on the market prices of oil and natural gas. These market prices tend to fluctuate significantly in response to factors beyond our control. The prices we receive for our crude oil production are based on global market conditions. The general pace of global economic growth, the continued instability in the Middle East and other oil and natural gas producing regions and actions of the Organization of Petroleum Exporting Countries, as well as other economic, political, and environmental factors will continue to affect world supply and prices of oil. Domestic natural gas prices fluctuate significantly in response to numerous factors including U.S. economic conditions, weather patterns, other factors affecting demand such as substitute fuels, the impact of drilling levels on crude oil and natural gas supply, and the environmental and access issues that limit future drilling activities for the industry. During the period from January 1, 2015 to December 31, 2019, average daily prices for NYMEX Henry Hub natural gas ranged from a high of $6.15 per MMBtu to a low of $1.64 per MMBtu and NYMEX WTI oil prices ranged from a high of $107.26 per Bbl to a low of $26.55 per Bbl, and in the first quarter of 2020, the NYMEX Henry Hub price for natural gas has neared the five-year low. The market for these products will likely continue to be volatile in the future. Our revenues, operating results, profitability and future growth are highly dependent on the prices we receive for our production, and the levels of our production depend on numerous factors beyond our control. These factors include the following:

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

We must make a substantial amount of capital expenditures for the acquisition, exploration and development of oil and natural gas reserves. In recent years, we have paid for these expenditures with cash from operating activities and, to a lesser extent, borrowings under our 2019 Senior Credit Facility (as described below). Our revenues and cash flows are subject to a number of variables, including:

•	our proved reserves;

•	the volume of hydrocarbons we are able to produce from existing wells;

•	the prices at which our production is sold;

•	our ability to acquire, locate and produce new reserves;

•	the extent and levels of our derivative activities;

•	the levels of our operating expenses; and

•	our ability to borrow under our 2019 Senior Credit Facility.

If our revenues or cash flows decrease, we may not have the funds available to replace reserves or maintain production at current levels. If this occurs, our production will decline over time. Other sources of financing may not be available to us to the extent required or on acceptable terms if our cash flows from operations are not sufficient to fund our capital expenditure requirements. If funding is not available as needed, or is available only on more expensive or otherwise unfavorable terms, we may be unable to meet our obligations as they come due or we may be unable to implement our development plan, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations. In addition, where we are not the majority owner or operator of an oil and natural gas property, we may have no control over the timing or amount of capital expenditures associated with the particular property, and expenditures we are required to pay or reimburse may be incurred at times we cannot control. If we cannot fund such capital expenditures, our interests in some properties may be reduced or forfeited.

If we are unable to or do not otherwise replace reserves, we may not be able to sustain production at present levels.

Our future success depends largely upon our ability to find, acquire or develop additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves will decline over time. At December 31, 2019, 72% of our total estimated proved reserves by volume were undeveloped. By their nature, estimates of proved undeveloped reserves and timing of their production are less certain particularly because we may chose not to develop such reserves on anticipated schedules in lower oil or natural gas price environments. In addition, recovery of such reserves will require significant capital expenditures and successful drilling operations. The lack of availability of sufficient capital to fund such future operations could materially hinder or delay our replacement of produced reserves. We may not be able to successfully find and produce reserves economically in the future. In addition, we may not be able to acquire proved reserves at acceptable costs.

Our actual production, revenues and expenditures related to our reserves are likely to differ from our estimates of proved reserves. We may experience production that is less than estimated and drilling costs that are greater than estimated in our reserve report. These differences may be material.

The proved oil and natural gas reserve information included in this report are estimates. These estimates are based on reports prepared by NSAI and RSC, our independent reserve engineers, and were calculated using the unweighted average of first-day-of-the-month oil and natural gas prices in 2019. The prices we receive for our production may be lower than those upon which our reserve estimates are based. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

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

In addition, the 10% discount factor, which is required by the SEC to be used to calculate discounted future net cash flows for reporting purposes, and which we use in calculating our PV-10, may not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

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

We had operating income of $11.1 million for the year ended December 31, 2019 and $17.4 million for the year ended December 31, 2018, but had an operating loss of $2.2 million for the year ended December 31, 2017. We had accumulated earnings of $2.7 million at December 31, 2019. Our development of drilling locations has required and will continue to require substantial capital expenditures. The uncertainty and risks described in this report may impede our ability to economically acquire and develop oil and natural gas reserves. As a result, we may not be able to sustain profitability or positive cash flows provided by operating activities in the future.

Our use of oil and natural gas price hedging contracts may limit future revenues from price increases and result in significant fluctuations in our net income.

We have historically used hedging transactions with respect to a portion of our oil and natural gas production in an effort to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use may also limit future revenues from price increases. We had positive net cash settlements of $9.6 million during 2019 and negative net cash settlements of $3.2 million during 2018.

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

In the future, we will continue to be exposed to volatility in earnings resulting from changes in the fair value of our derivative instruments. See Note 9—Derivative Activities in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent a right to receive, common stock. Any issuance of additional shares of our common stock or convertible securities, including outstanding options, will dilute the ownership interest of our common stockholders. In addition, a significant amount of our common stock is owned by a limited number of holders, many of which received the shares that they own when we emerged from bankruptcy or in financing transactions following such emergence. We have filed registration statements under which many of these holders may sell shares of our common stock. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

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

If management’s estimates of the recoverable proved reserves on a property are revised downward or if oil and natural gas prices decline, we may be required to record non-cash impairment writedowns, which would result in a negative impact to our earnings and financial position. We account for our Oil and Natural Gas Properties under the Full Cost Method of accounting. The Full Cost Method requires a ceiling test be performed each quarter to determine whether an impairment exists. The reserve value basis used in the Ceiling Test is the SEC calculated reserves. The SEC value of reserves utilizes a look back at the last twelve month commodity prices. We had no impairment for the years ended December 31, 2019 and 2018.

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

Essentially all of our estimated proved reserves at December 31, 2019 were associated with our Louisiana, Texas and Mississippi properties which include the Haynesville Shale Trend and, to a lesser extent, the TMS. Accordingly, if the level of production from these properties substantially declines or is otherwise subject to a disruption in our operations resulting from operational problems, government intervention (including potential regulation or limitation of the use of high pressure fracture stimulation techniques in these formations) or natural disasters, it could have a material adverse effect on our overall production level and our revenue.

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

Other companies operate some of the properties in which we have an interest. For example, Chesapeake operates certain of our properties in the Haynesville Shale Trend. As of December 31, 2019, approximately 10% of our reserves and approximately 14% of our sales volumes were attributable to non-operated properties. We have less ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them versus those fields in which we are the operator. Although we have the ability to propose operations to the operator, our dependence on the operator and other working interest owners for these projects and our reduced influence or ability to control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital and lead to unexpected future costs.

Our ability to sell natural gas and receive market prices for our natural gas may be adversely affected by pipeline and gathering system capacity constraints and various transportation interruptions.

We operate primarily in (i) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend and (ii) Southwest Mississippi and Southeast Louisiana, which includes the TMS. A number of companies are currently operating in the Haynesville Shale Trend. If drilling in these areas continues to be successful, the amount of natural gas being produced could exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available in this region. If this occurs, it will be necessary for new pipelines and gathering systems to be built. Because of the current economic climate, certain pipeline projects that are planned for Northwest Louisiana and East Texas may not occur or may be substantially delayed for lack of financing. In addition, capital constraints could limit our ability to build intrastate gathering systems necessary to transport our natural gas to interstate pipelines. In such an event, we might have to shut in our wells awaiting a pipeline connection or capacity or sell natural gas production at significantly lower prices than those quoted on NYMEX or that we currently project, which would adversely affect our results of operations.

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

Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. Revenues from the largest of these sources as a percent of oil and natural gas revenues for the years ended December 31, 2019 and 2018 were 39% and 41%, respectively. Some of our customers may have material financial and liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better-capitalized companies. Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our financial condition, results of operations and cash flows. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenue.

Customer credit risks could result in losses.

Our exposure to non-payment or non-performance by our customers and counterparties presents a credit risk. Generally, non-payment or non-performance results from a customer’s or counterparty’s inability to satisfy obligations. We monitor the creditworthiness of our customers and counterparties and establish credit limits according to our credit policies and guidelines, but cannot assure that any losses will be consistent with our expectations. Furthermore, the concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
CIMA Energy, LP	39%	41%
Shell	19%	0%
ETC	19%	15%
CES	10%	8%
Genesis Crude Oil LP	8%	13%

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

We may be unable to maintain compliance with the financial maintenance or other covenants in the 2019 Senior Credit Facility and New 2L Notes, which could result in an event of default that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

Our New 2L Notes (as defined below) and our 2019 Senior Credit Facility (as defined below), contain various affirmative and negative covenants with which we must comply. For example, under the 2019 Senior Credit Facility, we are required to maintain certain financial covenants including the maintenance of (i) a ratio of Net Funded Debt (as defined in the 2019 Senior Credit Facility) to EBITDAX not to exceed 4.00 to 1.00 as of the last day of any fiscal quarter and (ii) a current ratio (based on the ratio of current assets plus availability under the current borrowing base to current liabilities) not to be less than 1.00 to 1.00 and (iii) until no New 2L Notes remain outstanding, a ratio of Total Proved PV-10 attributable to the Company's and Subsidiary's Proved Reserves (as defined in the 2019 Senior Credit Facility) to Total Secured Debt (net of any Unrestricted Cash not to exceed $10.0 million) not to be less than 1.50 to 1.00.

The 2019 Senior Credit Facility also contains certain covenants which, among other things, and subject to certain exceptions, restrict the Company’s and certain of its subsidiaries’ ability to incur additional debt or liens, pay dividends, repurchase equity interests, prepay other indebtedness, sell, transfer, lease or dispose of assets, and make investments in or merge with another company.

If the Company were to violate any of the covenants under the 2019 Senior Credit Facility and were unable to obtain a waiver, it would be considered a default after the expiration of any applicable grace period. If the Company were in default under the 2019 Senior Credit Facility, then we would no longer be permitted to borrow under that facility and the lenders thereunder may exercise remedies in accordance with the terms thereof, including declaring all outstanding borrowings immediately due and payable. This could adversely affect our operations and our ability to satisfy our obligations as they come due.

The exercise of all or any number of outstanding warrants or the issuance of share-based awards may dilute your holding of shares of our common stock.

As of February 28, 2020, we have outstanding (i) 1.0 million warrants exercisable into approximately 1.3 million shares of the Company's common stock at an exercise price of $17.48 per share, (ii) New 2L Notes convertible into approximately 0.7 million shares of the Company's common stock at an exercise price of $21.33, and (iii) approximately 1.0 million restricted stock awards at target, collectively representing in total approximately 20% of our shares on a fully diluted basis. The exercise of equity awards, including any stock options that we may grant in the future, and warrants, and the sale of shares of our common stock underlying any such options or the warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the warrants and any stock options that may be granted or issued pursuant to the warrants in the future.

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

Our operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for our products.

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. Similarly, the Bureau of Land Management has adopted certain regulations relating to GHG emissions from operations on federal and tribal land. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is an agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through non-binding, individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates seeking the office of the President of the United States in 2020. Two critical declarations made by one or more candidates running for the Democratic nomination for President include threats to take actions banning hydraulic fracturing of oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions that could be pursued by presidential candidates may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as the reversal of the United States’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas. Additionally, political, litigation and financial risks may result in us restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or having an impaired ability to continue to operate in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.

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

The ownership position of our larger stockholders may limit other stockholders’ ability to influence corporate matters and could affect the price of our common stock.

As of February 6, 2020, our largest three stockholders collectively beneficially own approximately 46% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of these stockholders with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Moreover, the concentration of stock ownership may adversely affect the trading price of our common stock as a result of lower public float or if investors perceive a disadvantage in owning stock of a company with a significant concentration of ownership.

We do not currently pay a dividend.

We do not currently pay cash dividends or other distributions with respect to our common stock. In addition, restrictive covenants in certain debt instruments to which we are, or may be, a party, may limit our ability to pay dividends or for us to receive dividends from our operating companies, any of which may negatively impact the trading price of our common stock.

Certain provisions of our Charter and our Bylaws may make it difficult for stockholders to change the composition of our Board and may discourage, delay or prevent a merger or acquisition that some stockholders may consider beneficial.

Certain provisions of our Third Amended and Restated Certificate of Incorporation (“Charter”) and our Second Amended and Restated Bylaws (“Bylaws”) may have the effect of delaying or preventing changes in control if our board of directors (“Board”) determines that such changes in control are not in the best interests of the Company and our stockholders. The provisions in our Charter and Bylaws include, among other things, those that:

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

Market Price of Our Common Stock

The Company's common stock trades on the NYSE American under the symbol “GDP”.

At March 2, 2020, the number of holders of record of our common stock was 87 and 12,532,950 shares were outstanding.

Dividends

We do not currently pay any dividends on our common stock.

Issuer Repurchases of Equity Securities

No private or open market repurchases of our common stock were made by or on our behalf or any that of any affiliated purchaser for the year ended December 31, 2019.

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

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Annual Report on Form 10-K in “Item 8—Financial Statements and Supplementary Data”, and the information set forth in “Part I, Item 1A—Risk Factors”.

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

Our revenues and operating cash flow depend on the successful development of our inventory of capital projects with available capital, the volume and timing of our production, as well as commodity prices for oil and natural gas. The prices we receive for our production are largely beyond our control, and in the first quarter of 2020, the NYMEX Henry Hub price for natural gas has neared the five-year low. We have historically been able to hedge our natural gas production at prices that are higher than current strip prices. However, in the current commodity price environment, our ability to enter into comparable derivative arrangements may be more limited. See “Item 1A—Risk Factors” for a discussion of the risks to our business as a result of lower commodity prices.

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

Increase our natural gas production. We have concentrated on increasing our natural gas production and reserves by investing and drilling in the Haynesville Shale Trend. We intend to take advantage of improved completion technology to significantly increase production volumes and reduce our per unit operating expenses.

Expand acreage position in the Haynesville Shale Trend. As of December 31, 2019, we held approximately 22,000 net acres in the Haynesville Shale Trend. In addition to having significant experience in the play, we intend to have significant operational control of our Haynesville Shale Trend assets. To leverage our extensive regional knowledge base, we seek to acquire leasehold acreage with significant drilling potential in areas that exhibit characteristics similar to our existing properties. We also continually strive to rationalize our portfolio of properties by selling marginal non-core properties in an effort to redeploy capital to exploitation, development and exploration projects that offer potentially higher overall returns.

Focus on maximizing cash flow margins. We intend to maximize operating cash flow by focusing on higher-margin natural gas development in the Haynesville Shale Trend. In the current commodity price environment, our Haynesville Shale Trend assets offer more attractive rates of return on capital invested and cash flow margins than our oil assets.

Maintain financial flexibility. As of December 31, 2019, we had $1.5 million in cash and $92.9 million of outstanding borrowings with $32.1 million of availability under the 2019 Senior Credit Facility borrowing base of $125 million. We plan on funding growth primarily through operating cash flow. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including fixed price swaps, costless collars and basis swaps. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating results.

Overview of 2019 Results

•	We grew production by 85% in 2019 as we conducted drilling or completion operations on 16 wells, adding 9 gross (7.2 net) wells to production in the Haynesville Shale Trend;
•	We grew reserves by 8% to 517 Bcfe of proved oil and natural gas reserves with a PV-10 of $297 million;
•	We increased our oil and natural gas revenues to $118.4 million, representing an increase of 35% from 2018;
•	We grew net cash provided by operating activities by 61% in 2019 to $79.1 million and generated net income of $13.3 million or $1.09 per share (basic) and $0.96 per share (diluted).

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Caddo, DeSoto and Red River parishes, Louisiana and Angelina and Nacogdoches counties, Texas. We held approximately 40,000 gross (22,000 net) acres as of December 31, 2019 producing from or prospective for the Haynesville Shale Trend. We incurred drilling or completion costs on 16 wells in 2019, spending $93.4 million of which $0.5 million was leasehold cost. We added 9 gross (7.2 net) wells to production in 2019. Our net production volumes from our Haynesville Shale Trend wells represented approximately 97% of our total equivalent production on a Mcfe basis and substantially all of our total natural gas production for the year ended December 31, 2019.

Tuscaloosa Marine Shale Trend

We held approximately 48,000 gross (33,000 net) acres in the TMS as of December 31, 2019 with approximately 47,000 gross (33,000 net) acres held by production. During 2019, we did not conduct any drilling operations in the TMS; however, we had 2 gross (1.7 net) wells drilled in 2015, which are still waiting on completion. Our net production volumes from our TMS wells represented approximately 2% of our total equivalent production on a Mcfe basis and approximately 99% of our total oil production for the year ended December 31, 2019. During 2019, we did not spend any capital in the TMS; however, we did spend $1.0 million on workover expense activities to maintain volumes on producing wells.

Eagle Ford Shale Trend

As of December 31, 2019, we retained approximately 12,000 net acres of undeveloped leasehold in the Eagle Ford Shale Trend in Frio County, Texas.

Results of Operations

For the year ended December 31, 2019, we reported net income of $13.3 million, or $1.09 per share (basic) and $0.96 per share (diluted), on oil and gas revenues of $118.4 million. This compares to net income of $1.8 million, or $0.15 per share (basic) and $0.13 per share (diluted) for the year ended December 31, 2018. The recurring items that had the most material financial effect on our net income for the years ended December 31, 2019 and 2018 were increased oil and gas revenues each year offset by increased transportation and processing cost and increased depreciation, depletion and amortization cost. Additionally, we incurred gains on derivatives not designated as hedges for the year ended December 31, 2019. All of these items can be primarily attributed to our increased production volumes and our derivative contracts entered into to manage commodity price risk.

The following table reflects our summary operating information for the periods presented in thousands except for price and volume data. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

	Year Ended December 31,	Year Ended December 31,
Summary Operating Information:	2019	2018	Variance
Revenues:
Natural gas	$107,966	$73,198	$34,768	47%
Oil and condensate	$10,387	$14,745	$(4,358)	(30%)
Natural gas, oil and condensate	$118,353	$87,943	$30,410	35%
Net Production:
Natural gas (Mmcf)	46,712	24,444	22,268	91%
Oil and condensate (MBbls)	171	217	(46)	(21%)
Total (Mmcfe)	47,737	25,746	21,991	85%
Average daily production (Mcfe/d)	130,787	70,537	60,250	85%
Average Realized Sales Price Per Unit:
Natural gas (per Mcf)	$2.31	$2.99	$(0.68)	(23%)
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	$2.53	$2.94	$(0.41)	(14%)
Oil and condensate (per Bbl)	$60.77	$67.93	$(7.16)	(11%)
Oil and condensate (per Bbl) including the effect of realized gains/losses on derivatives	$56.78	$59.27	$(2.49)	(4%)
Average realized price (per Mcfe)	$2.48	$3.42	$(0.94)	(27%)

Oil and Natural Gas Revenue

Natural gas, oil and condensate revenues increased during the year ended December 31, 2019 compared to the prior year period in 2018 reflecting an increase in natural gas production offset by decreased oil and condensate production as well as decreased realized sales prices for natural gas, oil and condensate. Increased natural gas production contributed approximately $51.5 million to our increased revenues while decreased realized prices and decreased oil and condensate production reduced revenues by $21.1 million compared to 2018. The increase in natural gas production volumes was attributed to 9 gross Haynesville Shale Trend wells put on production during 2019. We continue to concentrate our operational activities and resources on increasing natural gas production in the Haynesville Shale Trend. For the years ended December 31, 2019 and 2018, 91% and 83%, respectively, of our oil and natural gas revenue was attributable to natural gas sales.

The difference between our average realized prices inclusive and exclusive of net cash derivative settlements for the years ended December 31, 2019 and 2018 related to our oil and natural gas swap contracts. In 2019, we received a net $10.3 million on natural gas derivative settlements on a daily average of approximately 95,000 MMBtu with a weighted average fixed price of $2.90 per MMBtu and paid a net $0.7 million on oil derivative settlements on a daily average of 312 barrels at a weighted average price of $51.08 per barrel. In 2018, we paid a net $1.4 million on natural gas derivative settlements on a daily average of approximately 30,600 MMBtu with a weighted average fixed price of $3.01 per MMBtu and paid a net $1.9 million on oil derivative settlements on a daily average of 375 barrels at a weighted average price of $51.08 per barrel.

Operating Expenses

(in thousands)	Year Ended December 31,	Year Ended December 31,
	2019	2018	Variance
Lease operating expenses	$12,371	$10,446	$1,925	18%
Production and other taxes	2,573	2,605	(32)	(1%)
Transportation and processing	20,703	11,046	9,657	87%

Per Mcfe	Year Ended December 31,	Year Ended December 31,
	2019	2018	Variance
Lease operating expenses	$0.26	$0.41	$(0.15)	(37%)
Production and other taxes	$0.05	$0.10	$(0.05)	(50%)
Transportation and processing	$0.43	$0.43	$-	0%

Lease Operating Expense

Lease operating expense (“LOE”) increased $1.9 million to $12.4 million during the year ended December 31, 2019 compared to the prior year period. The increase in LOE between years was attributable primarily to increased natural gas production volumes which increased variable lease operating costs such as saltwater disposal and equipment rental expenses, while fixed expenses remained relatively flat between years. The per unit cost of production decreased by 37% to $0.26 per Mcfe for the year ended December 31, 2019. Per unit LOE is expected to continue to decrease as we increase production in the Haynesville Shale Trend, which carries a lower per unit LOE than the Company’s current per unit rate. We incurred $1.3 million in workover expense in 2019 and $1.4 million in 2018. The majority of the workover expense incurred in both years was attributed to our TMS wells in an effort to maintain our oil production. Lease operating expense exclusive of workover expense on a per unit basis was $0.23 and $0.35 per Mcfe for the years ended December 31, 2019 and 2018, respectively.

Production and Other Taxes

Production and other taxes includes severance and ad valorem taxes. Severance taxes were $1.6 million for the year ended December 31, 2019, which decreased by $0.2 million compared to the prior year period. Severance taxes in 2018 were higher due to a non-recurring tax rate true-up associated with our non-operated take-in-kind natural gas volumes. Ad valorem taxes were $1.0 million for the year ended December 31, 2019, which was an increase of $0.2 million compared to the prior year period. We expect ad valorem taxes to increase as our newly producing wells begin to be valued by the taxing jurisdictions. The State of Louisiana has enacted an exemption from the existing 12.5% severance tax on oil and from the $0.111 per Mcf (from July 1, 2017 through June 30, 2018), $0.122 per Mcf (from July 1, 2018 through June 30, 2019) and $0.125 per Mcf (which began on July 1, 2019) severance tax on natural gas for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) payout of the well. Our recently drilled Haynesville Shale Trend wells in Northwest Louisiana are benefiting from this exemption.

Transportation and Processing

Our natural gas production incurs substantially all of our transportation and processing cost. Transportation and processing expenses for the year ended December 31, 2019 increased while per unit expense remained flat compared to the prior year period, reflecting increased production from our operated Haynesville Shale Trend wells. Our natural gas volumes from operated wells generally carry less transportation cost than those from wells we do not operate. Additionally, the wells we have recently put on production are producing from leases that stipulate that the royalty is free from transportation cost; consequently, we currently are incurring a proportionately higher transportation cost on the production from those wells. Our per unit transportation cost will continue to decrease as we increase our operated natural gas production under more favorable transportation contracts and from areas with more favorable lease terms.

(in thousands)	Year Ended December 31,	Year Ended December 31,
	2019	2018	Variance
Depreciation, depletion & amortization	$50,722	$26,809	$23,913	89%
General & administrative	20,775	19,663	1,112	6%
Other	106	7	99	1414%

Per Mcfe	Year Ended December 31,	Year Ended December 31,
	2019	2018	Variance
Depreciation, depletion & amortization	$1.06	$1.04	$0.02	2%
General & administrative	$0.44	$0.76	$(0.32)	(42%)
Other	$-	$-	$-	0%

Depreciation, Depletion & Amortization (“DD&A”)

DD&A expense for the year ended December 31, 2019 and 2018 was calculated on the Full Cost Method of Accounting. We adjust our DD&A rates twice a year in conjunction with issuance of our year-end (for the fourth and first quarters) and mid-year (for the second and third quarters) reserve reports. DD&A increased for the year ended December 31, 2019 versus the prior year period as a result of an increase in the DD&A rate based on the 2019 reserve reports and also because of additional production volumes to which the DD&A rate was applied. Included in DD&A for the year ended December 31, 2019 was the depletion of our oil and gas properties of $50.1 million, accretion of our asset retirement obligation of $0.2 million, and $0.4 million in depreciation of our furniture and fixtures.

Impairment

Our Full Cost Ceiling Test performed quarterly did not require recording an impairment in 2019 or 2018.

General and Administrative Expense (“G&A”)

General and Administrative Expense for the year ended December 31, 2019 was $20.8 million, which included $6.3 million of share based compensation. The $1.1 million increase in G&A expense for the year ended December 31, 2019 compared to the prior year period was substantially attributed to an increase in the annual performance bonus accrual and payment of special bonuses partially offset by a decrease in share based compensation. The special bonus was granted to non-executives in 2019 in lieu of any year-end 2018 restricted stock grants. We capitalized $3.7 million and $3.5 million of G&A directly attributed to our capital development to the full cost pool for the year ended December 31, 2019 and December 31, 2018, respectively. Our G&A expense per unit of production decreased by 42% in 2019 and is expected to continue to decrease entirely due to our increasing production volumes with similar G&A expenses.

Other Income (Expense)

	Year Ended December 31,	Year Ended December 31,
	2019	2018	Variance
Other Income (Expense):
Interest expense	$(11,001)	$(11,944)	$(943)	(8%)
Interest income and other	25	508	(483)	(95%)
Gain (loss) on derivatives not designated as hedges	15,010	(3,986)	18,996	477%
Loss on early extinguishment of debt	(1,846)	-	(1,846)	(100%)
Reorganization items loss, net	-	(305)	305	100%
Income tax benefit	-	57	(57)	(100%)

Average funded borrowings adjusted for debt discount	$86,493	$55,672
Average funded borrowings	$89,909	$62,476

Interest Expense

Interest expense for the year ended December 31, 2019 included $0.9 million incurred on the 2017 Senior Credit Facility, $3.4 million incurred on the 2019 Senior Credit Facility, $5.3 million incurred on the Convertible Second Lien Notes, and $1.4 million incurred on the New 2L Notes. The interest on the Convertible Second Lien Notes and New 2L Notes was all non-cash consisting of paid-in-kind interest of $4.0 million, amortized debt discount of $2.6 million and amortization of debt issuance costs of $0.1 million.

Interest expense for the year ended December 31, 2018 included $1.1 million incurred on the 2017 Senior Credit Facility and $10.8 million incurred on the Convertible Second Lien Notes. The interest on the Convertible Second Lien Notes was all non-cash consisting of paid-in-kind interest of $6.7 million and amortized debt discount of $4.1 million.

Interest expense decreased for the year ended December 31, 2019 compared to the prior year period due to a reduction in our average interest rate on our debt offset by an increase in our funded debt amount, mainly resulting from additional borrowings on our 2019 Senior Credit Facility and accretion of the paid-in-kind interest on our New 2L Notes. On May 29, 2019, we redeemed our Convertible Second Lien Notes using borrowings from our 2019 Senior Credit Facility and recorded a $1.8 million loss on early extinguishment of debt. On May 31, 2019, we issued $12.0 million of new convertible second lien notes. These transactions resulted in, and will continue to result, in the Company incurring less interest expense overall because a large portion of our debt was moved to the 2019 Senior Credit Facility, which has a lower interest rate, but an increase in interest payable in cash.

Interest Income and Other

Interest income and other for the year ended December 31, 2019 was less than $0.1 million.

Interest income and other for the year ended December 31, 2018 of $0.5 million primarily related to sales tax refunds received on audits we performed on a contingency basis.

Gain/Loss on Derivatives Not Designated as Hedges

We produce and sell oil and natural gas into a market where prices are historically volatile. We enter into swap contracts, collars or other derivative agreements from time to time to manage our exposure to commodity price risk for a portion of our production. We do not designate our derivative contracts as hedges for accounting purposes. Consequently, the changes in our mark-to-market valuations are recorded directly to income or loss on our financial statements.

Gain on commodity derivatives not designated as hedges of $15.0 million for the year ended December 31, 2019 was comprised of a mark-to-market gain of $5.4 million, representing the change in fair value of our unsettled derivative contracts, and a gain of $9.6 million from net cash settlements. The mark-to-market gain represented an $8.2 million gain in the fair value of our natural gas derivative contracts, offset by a $2.4 million loss in the fair value of our basis swaps and a $0.4 million loss in the fair value our oil derivative contracts. The gain on cash settlements reflected a net $10.3 million received from our counter-parties on settlement of our natural gas derivatives offset by a net $0.7 million paid to our counter-parties on settlement of oil derivatives.

Loss on commodity derivatives not designated as hedges for the year ended December 31, 2018 was comprised of a mark-to-market loss of $0.8 million and a loss of $3.2 million from net cash settlements. The mark-to-market loss represented a $2.7 million loss in the fair value of our natural gas derivative contracts offset by a $1.9 million gain in the fair value of our oil derivative contracts. The loss on cash settlements reflected a net $1.3 million paid to our counter-parties on settlement of our natural gas derivatives and a net $1.9 million paid to our counter-parties on settlement of oil derivatives.

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

Income Tax Benefit

We recorded no income tax benefit or expense for the year ended December 31, 2019 and a $0.1 million income tax benefit for the year ended December 31, 2018. We maintained a valuation allowance at December 31, 2019, which resulted in no net deferred tax asset or liability appearing on our statement of financial position with the exception of a deferred tax asset related to alternative minimum tax (“AMT”) credits. We recorded this valuation allowance after an evaluation of all available evidence (including commodity prices and our recent history of tax net operating losses in 2018 and prior years) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature our deferred tax assets were unrecoverable. The income tax benefit recorded in 2018 was due to the adjustment to projected refund of AMT credits for which we also recorded a non-current deferred tax asset for the amount we expected to receive in 2019 and future tax years.

 Adjusted EBITDA

Adjusted EBITDA grew by 65% to $79.0 million in 2019. Adjusted EBITDA is a supplemental non-United States Generally Accepted Accounting Principle (“US GAAP”) financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as earnings before interest expense, income and similar taxes, DD&A, share-based compensation expense and impairment of oil and natural gas properties (if any). In calculating Adjusted EBITDA, gains on reorganization, gains/losses on commodity derivatives not designated as hedges and net cash received or paid in settlement of derivative instruments are also excluded. Other excluded items include interest income and any extraordinary non-cash gains or losses. Adjusted EBITDA is not a measure of net income (loss) as determined by US GAAP. Adjusted EBITDA should not be considered an alternative to net income (loss) as defined by US GAAP.

The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDA to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP:

	Year Ended December 31, 2019	Year Ended December 31, 2018
(In thousands)
Net income (US GAAP)	$13,288	$1,750
Depreciation, depletion and amortization	50,722	26,809
Income tax benefit	-	(57)
Share based compensation expense (non-cash)	6,400	6,545
Interest expense	11,001	11,944
Loss on reorganization	-	305
(Gain) loss on commodity derivatives not designated as hedges	(15,010)	3,986
Net cash received (paid) in settlement of derivative instruments	9,560	(3,236)
Loss on early extinguishment of debt	1,846	-
Other items (1)	1,146	(96)
Adjusted EBITDA	$78,953	$47,950

(1)

Other items include $1.2 million and zero, respectively, from the impact of accounting for operating leases under ASC 842 as well as interest income, reorganization items and other non-recurring income and expense.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of cash during 2019 were cash on hand, cash flow from operating activities of $79.1 million, $21.2 million net proceeds from borrowings on our senior credit facilities and the issuance of the New 2L Notes, and cash proceeds of $1.3 million from asset sales. We used $99.3 million in cash to fund our drilling and development capital program, $2.8 million to pay issuance costs related to our debt and $2.1 million for purchases of treasury stock for tax withholding purposes related to stock compensation. We currently plan to fund our operations and capital expenditures for 2020 through a combination of cash on hand, cash from operating activities and borrowings (if any) under the 2019 Senior Credit Facility, although we may from time to time consider other funding alternatives.

On May 14, 2019, the Company entered into a Second Amended and Restated Senior Secured Revolving Credit Agreement (the “2019 Credit Agreement”) among the Company, the Subsidiary, as borrower (in such capacity, the “Borrower”), SunTrust Bank, as administrative agent (the “Administrative Agent”), and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “2019 Senior Credit Facility”). The 2019 Senior Credit Facility amended, restated and refinanced the obligations under our 2017 Credit Agreement.

The 2019 Senior Credit Facility matures (a) May 14, 2024 or b) December 3, 2020, if the New 2L Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 3, 2020, which is the date that is 180 days prior to the “Maturity Date” as defined in the indenture governing the New 2L Notes (the “New 2L Notes Indenture”) as in effect on the issuance date of the New 2L Notes. The maximum credit amount under the 2019 Senior Credit Facility is $500 million with a current borrowing base of $125 million. The borrowing base is scheduled to be redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders at their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

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

We exited 2019 with $1.5 million of cash on hand and $92.9 million of outstanding borrowings with $32.1 million of availability under the current borrowing base of $125.0 million on the 2019 Senior Credit Facility. Due to the timing of payment of our capital expenditures, we reflected a working capital deficit of $19.7 million as of December 31, 2019. To the extent we operate with a working capital deficit, we expect such deficit to be offset by liquidity available under our 2019 Senior Credit Facility. We are beginning 2020 with $33.6 million in immediately available capital resources. See Note 5—Debt in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for more information on the 2019 Senior Credit Facility and the New 2L Notes.

Outlook

Our total capital expenditures for 2020 are expected to be approximately $55 to $65 million with flexibility to increase or decrease this amount based on the movement of commodity prices. We plan to focus all of our capital on drilling and development of our Haynesville Shale Trend natural gas properties in North Louisiana, and we currently contemplate drilling and developing 13 gross (5.8 net) wells utilizing improved completion techniques.

We believe the results of the capital investments we made in 2019 will generate additional cash flows and additional value that will allow us to raise capital to continue our capital development in the future.

In addition, to support future cash flows, we entered into strategic derivative positions as of December 31, 2019 covering approximately 47% of our anticipated natural gas sales volumes for 2020 and 54% of our anticipated oil sales volumes for 2020. See Note 9—Derivative Activities in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.

We continuously monitor our balance sheet and coordinate our capital program with our expected cash flows and scheduled debt repayments. We will continue to evaluate funding alternatives as needed.

Alternatives available to us include:

•	availability under the 2019 Senior Credit Facility;

•	issuance of debt securities;

•	joint ventures in our TMS and/or Haynesville Shale Trend acreage;

•	sale of non-core assets; and

•	issuance of equity securities if favorable conditions exist.

The table below summarizes our cash flows for the periods indicated (in thousands):

Cash flow statement information:	Year Ended December 31, 2019	Year Ended December 31, 2018
Net Cash:
Provided by operating activities	$79,071	$49,186
Used in investing activities	(97,967)	(78,249)
Provided by financing activities	16,280	7,139
Decrease in cash and cash equivalents	$(2,616)	$(21,924)

At December 31, 2019, our capital expenditures at the end of 2019 resulted in a working capital deficit of $19.7 million, which was more than offset by the liquidity available under the 2019 Senior Credit Facility. We had approximately $104.4 million in long-term debt as of December 31, 2019.

Cash Flows

For the Year Ended December 31, 2019

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers of our cash flow from operations. Changes in working capital and net cash settlements related to our derivative contracts also impacted operating cash flows. Net cash provided by operating activities for the year ended December 31, 2019 was $79.1 million including operating cash flows before working capital changes of $75.5 million which included $9.6 million for settlements of derivative contracts. The substantial increase in cash provided by operating activities in 2019 compared to 2018 was attributable to a 35% increase in oil and natural gas revenues driven by an 85% increase in equivalent production volumes.

Investing activities: Net cash used in investing activities was $98.0 million for the year ended December 31, 2019, which reflected cash expended on capital projects of $99.3 million reduced by $1.3 million cash proceeds received from sales of oil and gas properties. We recorded $98.4 million in capital expenditures in this period, which reflected the capitalization of $0.3 million in asset retirement obligation and $0.7 million of non-cash internal cost reduced by a net $1.9 million in the change of the capital expenditure accrual. We conducted drilling and completion operations on 16 gross wells bringing 9 gross (7.2 net) wells on production in the Haynesville Shale Trend during the year ended December 31, 2019, and we capitalized $5.0 million in internal costs. We had 9 gross (4.9 net) wells waiting completion at December 31, 2019.

Financing activities: Net cash provided by financing activities for the year ended December 31, 2019 was $16.3 million consisting of net draws of $65.9 million on the Company's senior credit facilities reduced by $44.7 million net payments on our convertible second lien notes, $2.1 million for the purchase of shares withheld from employee stock awards for the payments of taxes and $2.8 million of debt issuance cost paid upon the amendment of the 2019 Senior Credit Facility and issuance of the New 2L Notes.

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

Debt consisted of the following balances as of the dates indicated (in thousands):

	December 31, 2019			December 31, 2018
	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
2017 Senior Credit Facility (1)	$-	$-	$-	$27,000	$27,000	$27,000
2019 Senior Credit Facility (1)	92,900	92,900	92,900	-	-	-
Convertible Second Lien Notes (2)	-	-	-	53,691	49,820	60,857
New 2L Notes (3)	12,969	11,535	12,952	-	-	-
Total debt	$105,869	$104,435	$105,852	$80,691	$76,820	$87,857

(1)	The carrying amount for the 2017 Senior Credit Facility and the 2019 Senior Credit Facility represent fair value as they were fully secured.
(2)

The debt discount was being amortized using the effective interest rate method based upon a maturity date of August 30, 2019 until the Convertible Second Lien Notes were fully paid off on May 29, 2019.

(3)	The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2021. The principal includes paid-in-kind interest of $1.0 million as of December 31, 2019. The carrying value includes $1.1 million of unamortized debt discount and $0.3 million of unamortized issuance cost at December 31, 2019. The fair value of the New 2L Notes, a Level 2 fair value estimate, was obtained by using the last known sale price for the value on December 31, 2019.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount, accretion and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates) for the periods ended:

	Year Ended December 31, 2019		Year Ended December 31, 2018
		Effective		Effective
	Interest	Interest	Interest	Interest
	Expense	Rate	Expense	Rate
2017 Senior Credit Facility	$872	7.2%	$1,130	8.9%
2019 Senior Credit Facility	3,409	6.0%	-	-
Convertible Second Lien Notes (1)	5,304	24.1%	10,814	23.9%
New 2L Notes (2)	1,416	21.6%	-	-
Total	$11,001		$11,944

(1)	The Convertible Second Lien Notes had a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 24.1% for the year ended December 31, 2019 (until payoff on May 29, 2019) and 23.9% for the year ended December 31, 2018. Interest expense for the year ended December 31, 2019 included $2.3 million of debt discount amortization and $3.0 million of paid-in-kind interest. Interest expense for the year ended December 31, 2018 included $4.1 million of debt discount amortization and $6.7 million of paid-in-kind interest.
(2)	The New 2L Notes have a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 21.6% for the year ended December 31, 2019. Interest expense for the year ended December 31, 2019 included $0.3 million of debt discount amortization and $1.0 million of accrued interest to be paid in-kind.

Future Commitments

The table below (in thousands) provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2019. In addition to the contractual obligations presented in the table below, our Consolidated Balance Sheet at December 31, 2019 reflects accrued interest on our bank debt of $0.2 million payable in the first quarter of 2020. For additional information see Note 5—Debt, Note 10—Commitments and Contingencies and Note 11—Leases in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Payment due by Period
	Note	Total	2020	2021	2022	2023	2024
							and After
Debt	5	$105,869	$-	$12,969	$-	$-	$92,900
Office space leases	11	2,353	1,540	813	-	-	-
Operations contracts		2,491	2,491	-	-	-	-
Total contractual obligations (1)		$110,713	$4,031	$13,782	$-	$-	$92,900

(1)

This table does not include the estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $4.2 million as of December 31, 2019. We record a separate liability for the asset retirement obligations. See Note 4—Asset Retirement Obligation in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

While the estimates of our proved reserves at December 31, 2019 included in this report have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the SEC rules, those estimates could differ materially from our actual results.

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

We amortize our investment in oil and gas properties through DD&A expense using the units of production method. An amortization rate is calculated based on total proved reserves converted to equivalent thousand cubic feet of natural gas (“Mcfe”) as the denominator and the net book value of evaluated oil and gas asset together with the estimated future development cost of the proved undeveloped reserves as the numerator. The rate calculated per Mcfe is applied against the periods' production also converted to Mcfe to arrive at the periods' DD&A expense.

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

As a smaller reporting company, we are not required to provide the information required by this Item 7A.

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

We assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2019.

Management of Goodrich Petroleum Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Goodrich Petroleum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goodrich Petroleum Corporation and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
March 5, 2020

We have served as the Company’s auditor since 2017.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,452	$4,068
Accounts receivable, trade and other, net of allowance	1,131	744
Accrued oil and natural gas revenue	11,345	14,464
Fair value of oil and natural gas derivatives	8,537	803
Inventory	234	596
Prepaid expenses and other	549	533
Total current assets	23,248	21,208
PROPERTY AND EQUIPMENT:
Unevaluated properties	123	180
Oil and gas properties (full cost method)	302,859	206,097
Furniture, fixtures and equipment	4,450	1,360
	307,432	207,637
Less: Accumulated depletion, depreciation and amortization	(94,124)	(42,447)
Net property and equipment	213,308	165,190
Fair value of oil and natural gas derivatives	31	-
Deferred tax asset	393	786
Other	2,338	580
TOTAL ASSETS	$239,318	$187,764
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$26,348	$25,734
Accrued liabilities	16,615	16,518
Total current liabilities	42,963	42,252
Long term debt, net	104,435	76,820
Accrued abandonment costs	4,169	3,791
Fair value of oil and natural gas derivatives	2,786	471
Non-current operating lease liability	800	-
Total liabilities	155,153	123,334
Commitments and contingencies (See Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	-	-
Common stock: $0.01 par value, 75,000,000 shares authorized, and 12,532,550 shares issued and outstanding at December 31, 2019 and $0.01 par value, 75,000,000 shares authorized, and 12,150,918 shares issued and outstanding at December 31, 2018	125	122
Additional paid-in capital	81,305	74,861
Retained earnings (deficit)	2,735	(10,553)
Total stockholders’ equity	84,165	64,430
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,318	$187,764

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended December 31, 2019	Year Ended December 31, 2018
REVENUES:
Oil and natural gas revenues	$118,353	$87,943
Other	(3)	53
	118,350	87,996
OPERATING EXPENSES:
Lease operating expense	12,371	10,446
Production and other taxes	2,573	2,605
Transportation and processing	20,703	11,046
Depreciation, depletion, and amortization	50,722	26,809
General and administrative	20,775	19,663
Other	106	7
	107,250	70,576
Operating income	11,100	17,420
OTHER INCOME (EXPENSE):
Interest expense	(11,001)	(11,944)
Interest income and other	25	508
Gain (loss) on derivatives not designated as hedges	15,010	(3,986)
Loss on early extinguishment of debt	(1,846)	-
	2,188	(15,422)

Reorganization items, net	-	(305)

Income before income taxes	13,288	1,693
Income tax benefit	-	57
Net income	$13,288	$1,750
PER COMMON SHARE:
Net income per common share—basic	$1.09	$0.15
Net income per common share—diluted	$0.96	$0.13
Weighted average shares of common stock outstanding—basic	12,233	11,622
Weighted average shares of common stock outstanding—diluted	13,895	13,665

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,288	$1,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	50,722	26,809
Right of use asset depreciation	1,252	-
Deferred income taxes	-	(57)
(Gain) loss on derivatives not designated as hedges	(15,010)	3,986
Net cash received (paid) in settlement of derivative instruments	9,560	(3,236)
Share-based compensation (non-cash)	6,400	6,545
Loss on early extinguishment of debt	1,846	-
Amortization of finance cost, debt discount, paid-in-kind interest and accretion	7,097	10,983
Reorganization items (non-cash)	-	(476)
Loss (gain) from material transfers & inventory sales & write-downs	327	(32)
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	6	835
Accrued oil and natural gas revenue	3,119	(9,506)
Inventory	35	-
Prepaid expenses and other	(45)	(249)
Accounts payable	614	8,530
Accrued liabilities	(140)	3,304
Net cash provided by operating activities	79,071	49,186
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(99,301)	(105,088)
Proceeds from sale of assets	1,334	26,839
Net cash used in investing activities	(97,967)	(78,249)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(49,500)	(16,723)
Proceeds from bank borrowings	115,400	27,000
Repayment of Convertible Second Lien Notes	(56,728)	-
Proceeds from New 2L Notes	12,000	-
Issuance cost, net	(2,795)	(49)
Other including purchase of treasury stock	(2,097)	(3,089)
Net cash provided by financing activities	16,280	7,139
Decrease in cash and cash equivalents	(2,616)	(21,924)
Cash and cash equivalents, beginning of period	4,068	25,992
Cash and cash equivalents, end of period	$1,452	$4,068
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$4,137	$575
Cash paid during the year for taxes	$-	$-
Decrease in non-cash capital expenditures	$(1,911)	$(2,425)

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(In Thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Retained Earnings/	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	(Deficit)	Equity/(Deficit)
Balance at December 31, 2017	-	$-	10,771	$108	$68,446	-	$-	$(12,303)	$56,251
Net income	-	-	-	-	-	-	-	1,750	1,750
Share-based compensation	-	-	-	-	7,322	-	-	-	7,322
Restricted stock vesting & other	-	-	690	7	2,186	(230)	(2,970)	-	(777)
Convertible Second Lien Notes warrants and conversions	-	-	920	9	(5)	-	-	-	4
Issuance cost	-	-	-	-	(120)	-	-	-	(120)
Treasury stock activity	-	-	(230)	(2)	(2,968)	230	2,970	-	-
Balance at December 31, 2018	-	-	12,151	122	74,861	-	-	(10,553)	64,430
Net income	-	-	-	-	-	-	-	13,288	13,288
Share-based compensation	-	-	-	-	7,221	-	-	-	7,221
Restricted stock vesting & other	-	-	232	4	(90)	(208)	(2,098)	-	(2,184)
Convertible Second Lien Notes warrant exercises	-	-	150	1	(20)	-	-	-	(19)
New 2L Notes conversion	-	-	-	-	1,429	-	-	-	1,429
Treasury stock activity	-	-	-	(2)	(2,096)	208	2,098	-	-
Balance at December 31, 2019	-	$-	12,533	$125	$81,305	-	$-	$2,735	$84,165

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

Accounts Payable—Accounts payable consisted of the following items as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Trade payables	$11,461	$8,633
Revenue payables	14,483	16,665
Prepayments from partners	-	132
Other	404	304
Total Accounts payable	$26,348	$25,734

Accrued Liabilities—Accrued liabilities consisted of the following items as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Accrued capital expenditures	$6,175	$8,086
Accrued lease operating expense	989	1,100
Accrued production and other taxes	430	338
Accrued transportation and gathering	2,258	1,888
Accrued performance bonus	4,642	3,420
Accrued interest	208	443
Accrued office lease	1,414	598
Accrued general and administrative expense and other	499	645
Total Accrued liabilities	$16,615	$16,518

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

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and therefore subject to DD&A and the full cost ceiling test. For the years ended December 31, 2019 and December 31, 2018, we transferred $0.3 million and $6.0 million, respectively, from unevaluated properties to proved oil and natural gas properties. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

Under the Full Cost Method, we amortize our investment in oil and natural gas properties through DD&A expense using the units of production method. An amortization rate is calculated based on total proved reserves converted to equivalent thousand cubic feet of natural gas (“Mcfe”) as the denominator and the net book value of evaluated oil and gas asset together with the estimated future development cost of the proved undeveloped reserves as the numerator. The rate calculated per Mcfe is applied against the periods' production also converted to Mcfe to arrive at the periods' DD&A expense.

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

The Full Cost Ceiling Test performed as of December 31, 2019 and December 31, 2018 resulted in no write-down of the oil and gas properties.

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
•

Level 2 Inputs- quotes that are derived principally from or corroborated by observable market data. Included in this Level are our senior credit facilities and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counterparties; and

•

Level 3 Inputs- unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this Level would be our initial measurement of asset retirement obligations.

As of December 31, 2019 and December 31, 2018, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

Revenue Recognition—Oil and natural gas revenues are generally recognized upon delivery of our produced oil and natural gas volumes to our customers. We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. At December 31, 2019 and 2018, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

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

Concentration of Credit Risk—Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
CIMA Energy, LP	39%	41%
Shell	19%	0%
ETC	19%	15%
CES	10%	8%
Genesis Crude Oil LP	8%	13%

Share-based Compensation—We account for our share-based transactions using the fair value as of the grant date and recognize compensation expense over the requisite service period. See Note 3.

Guarantee—As of December 31, 2019 Goodrich Petroleum Company LLC, the wholly owned subsidiary of Goodrich Petroleum Corporation, was the Subsidiary Guarantor of our New 2L Notes (as defined below). The parent company has no independent assets or operations, the guarantee is full and unconditional, and the parent has no subsidiaries other than Goodrich Petroleum Company LLC.

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

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codification. For public entities, the amendments in this ASU are effective for fiscal periods beginning after December 15, 2020, including interim periods therein. We are evaluating the expected impact these amendments will have on our consolidated financial statements; however, we do not expect a material impact from the adoption of this ASU.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820 including the removal, modification and addition of certain disclosure requirements. For all entities, the amendments in this ASU are effective for fiscal periods beginning after December 15, 2019, including interim periods therein. We no do anticipate a material impact from the adoption of this ASU.

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

We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. As of December 31, 2019 and December 31, 2018, receivables from contracts with customers were $11.3 million and $14.5 million, respectively.

Topic 606 will not change our pattern of timing of revenue recognition. We utilized the full retrospective method for adoption of Topic 606, and in accordance with this method our consolidated financial statements for periods prior to January 1, 2018 were not materially affected or revised. We also do not anticipate a material impact on our financial statements on an ongoing basis.

The following tables present our oil and natural gas revenues disaggregated by revenue source and by operated and non-operated properties:

	Year Ended December 31, 2019
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues
Operated	$9,961	$91,811	$-	$101,772
Non-operated	426	16,142	13	16,581
Total oil and natural gas revenues	$10,387	$107,953	$13	$118,353

	Year Ended December 31, 2018
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues
Operated	$14,189	$58,911	$-	$73,100
Non-operated	556	14,236	51	14,843
Total oil and natural gas revenues	$14,745	$73,147	$51	$87,943

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Share-based Compensation Plans

Overview

The Company had one effective share-based compensation plan as of December 31, 2019 and December 31, 2018, which is the 2016 Long Term Incentive Plan, discussed further below. We measure the cost of share-based compensation based on the fair value of the award as of the grant date, net of estimated forfeitures. Awards granted are valued at fair value and recognized on a straight-line basis over the service periods (or the vesting periods) of each award. We estimate forfeiture rates for all unvested awards based on our historical experience.

2016 Long Term Incentive Plan

Our 2016 Long Term Incentive Plan (the “LTIP”), formerly referred to as the Management Incentive Plan, provides for awards of restricted stock, options, performance awards, phantom shares and stock appreciation rights to directors, officers, employees, and consultants. The LTIP is intended to promote the interests of the Company by providing a means by which employees, consultants and directors may acquire or increase their equity interest in the Company and may develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The LTIP is also intended to enhance the ability of the Company and its Subsidiary to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The LTIP provides that the Compensation Committee shall have the authority to determine the participants to whom stock options, restricted stock, performance awards, phantom shares and stock appreciation rights may be granted.

In 2019, the Company granted approximately (i) 205,000 restricted stock units (“RSUs”) to employees which will generally vest over three years from the date of grant, subject to continued employment, (ii) 205,000 performance share units (“PSUs”), which will generally cliff vest after a three-year performance period from the date of grant, subject to continued employment and the level of achievement with respect to applicable performance metrics and (iii) 81,000 RSU's to non-employee directors which will generally cliff vest in 12 months following the date of grant, subject to continued service. In 2018, there were no material issuances of RSUs granted to employees and the only issuances to employees under the LTIP were 201,969 shares of common stock issued in settlement for performance bonuses earned in 2017. In December 2018, 45,160 RSUs were granted to non-employee directors which vested in 12 months following the date of grant. As of December 31, 2019, the Company had no further shares available for future issuance under the LTIP, assuming that the PSUs awarded in 2017 and 2019 will vest at the maximum payouts of 250% and 200%, respectively.

Performance Share Unit Awards

In December 2019, the Company granted approximately 205,000 PSUs. The PSU awards have a service period of 3 years and contain predetermined market conditions established by the Compensation Committee, and, if the market and service conditions are met, will cliff vest after a three-year performance period from the date of grant. The actual number of shares to be earned and that will cliff vest is subject to a market condition, which is based on company stock price performance. The range of shares of common stock which may be earned by an award recipient ranges from zero to 200% of the initial PSUs granted. The grant date fair value of the PSUs was determined using a Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation model are described below:

•

Volatility factor - The volatility factor represents the extent to which the market price of a share of the Company's common stock is expected to fluctuate between the grant date and the end of the performance period.

•	Dividend yield - The dividend yield on the Company's common stock was assumed to be zero since the Company does not anticipate paying dividends within the vesting term of the PSU’s.

•	Risk-free interest rate - The risk-free interest rate is based upon the yield of US Treasuries with a three year term.

•	Expected term - The expected term represents the period of time that the PSUs will be outstanding, which is the grant date to the end of the performance period, or three years.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of each PSU as determined by the Monte Carlo simulation model was $10.43, which was based on the following assumptions:

2019
Number of simulations	250,000
Grant price	$10.43
Volatility factor	49.3%
Dividend yield	—
Risk-free interest rate	2%
Expected term (in years)	P3Y

The fair value of the PSUs granted in 2019 of $2.1 million is amortized on a straight-line basis and recognized as share-based compensation expense, net of amounts capitalized, over the requisite service period of 3 years. All compensation cost related to the PSUs will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved. As of December 31, 2019, unrecognized compensation costs related to the unvested PSUs granted in 2019 was $2.1 million and will be recognized as share-based compensation expense, net of amounts capitalized, over a weighted-average period of 2.95 years.

Share-based Compensation

The following tables summarizes the pre-tax components of our share-based compensation program under the LTIP, recognized as a component of general and administrative expenses in the Consolidated Statements of Operations (in thousands), for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
2016 Long Term Incentive Plan	2019	2018
RSU expense - employees	$4,521	$4,702
PSU expense	1,952	1,893
RSU expense - directors	664	595
Total share-based compensation	$7,137	$7,190
Capitalized and lease operating expense share-based compensation	(835)	(747)
Net share-based compensation - general and administrative expense	$6,302	$6,443

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs and PSUs awarded under the LTIP generally have a vesting period between one to three years. During the vesting period, ownership of RSUs and PSUs subject to the vesting period cannot be transferred and the shares are subject to forfeiture if the employment or service relationship, as applicable, ends before the end of the vesting period. Certain RSUs and PSUs provide for accelerated vesting in certain limited circumstances. RSUs and PSUs are not considered to be currently issued and outstanding until the restrictions lapse and/or they vest.

RSU and PSU activity and changes under the LTIP for the years ended December 31, 2019 and 2018 are as follows:

2016 Long Term Incentive Plan	Number of Units			Weighted Average Grant-Date Fair Value			Total Value (thousands)
	RSU	PSU	Total	RSU	PSU	Total	RSU	PSU	Total

Unvested at December 31, 2017	1,171,353	402,679	1,574,032	$9.91	$15.29	$11.29	$11,647	$6,157	$17,804
Granted (1)	249,751	-	249,751	11.54	-	11.54	2,882	-	2,882
Vested (1)	(742,607)	-	(742,607)	10.20	-	10.20	(9,681)	-	(9,681)
Forfeited	(17,360)	(3,291)	(20,651)	11.25	15.29	11.90	(195)	(50)	(245)
Unvested at December 31, 2018	661,137	399,388	1,060,525	10.16	15.29	12.09	4,653	6,107	10,760
Granted	294,871	204,755	499,626	9.96	10.43	10.16	2,938	2,136	5,074
Vested	(530,446)	-	(530,446)	10.18	-	10.18	(5,138)	-	(5,138)
Forfeited	(9,032)	-	(9,032)	13.84	-	13.84	(125)	-	(125)
Unvested at December 31, 2019	416,530	604,143	1,020,673	$9.92	$13.64	$12.12	$2,328	$8,243	$10,571

(1) Includes 201,969 shares of common stock issued in settlement for 2017 performance bonuses, which were paid in 2018.

As of December 31, 2019 and 2018, total unrecognized compensation cost and weighted average years to recognition related to RSUs and PSUs under the LTIP are as follows:

2016 Long Term Incentive Plan	Unrecognized compensation costs			Weighted Average years to recognition
	(thousands)			(years)
	RSU	PSU	Total	RSU	PSU	Total
December 31, 2019	$3,969	$4,283	$8,252	1.95	1.93	1.94
December 31, 2018	$6,340	$4,100	$10,440	1.35	1.96	1.59

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—Asset Retirement Obligations

The table below is the reconciliation of the beginning and ending asset retirement obligation for the periods as noted (in thousands):

	December 31, 2019	December 31, 2018
Beginning balance	$3,791	$3,367
Liabilities incurred	224	303
Revisions in estimated liabilities (1)	63	47
Liabilities settled	(4)	(13)
Accretion expense	297	262
Dispositions (2)	(202)	(175)
Ending balance	$4,169	$3,791
Current liability	$-	$-
Long term liability	$4,169	$3,791

(1) Changes in estimated costs and timing of plugging and abandoning gave rise to the revision in estimated liabilities.

(2) See Note 12 for further information on the dispositions during the year ended December 31, 2019.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Debt

Debt consisted of the following balances as of the dates indicated (in thousands):

	December 31, 2019			December 31, 2018
	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
2017 Senior Credit Facility (1)	$-	$-	$-	$27,000	$27,000	$27,000
2019 Senior Credit Facility (1)	92,900	92,900	92,900	-	-	-
Convertible Second Lien Notes (2)	-	-	-	53,691	49,820	60,857
New 2L Notes (3)	12,969	11,535	12,952	-	-	-
Total debt	$105,869	$104,435	$105,852	$80,691	$76,820	$87,857

(1)	The carrying amount for the 2017 Senior Credit Facility and the 2019 Senior Credit Facility represent fair value as they were fully secured.
(2)

The debt discount was being amortized using the effective interest rate method based upon a maturity date of August 30, 2019 until the Convertible Second Lien Notes were fully paid off on May 29, 2019.

(3)	The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2021. The principal includes paid-in-kind interest of $1.0 million as of December 31, 2019. The carrying value includes $1.1 million of unamortized debt discount and $0.3 million of unamortized issuance cost at December 31, 2019. The fair value of the New 2L Notes, a Level 2 fair value estimate, was obtained by using the last known sale price for the value on December 31, 2019.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount, accretion and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates) for the periods as noted below:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
2017 Senior Credit Facility	$872	7.2%	$1,130	8.9%
2019 Senior Credit Facility	3,409	6.0%	-	-
Convertible Second Lien Notes (1)	5,304	24.1%	10,814	23.9%
New 2L Notes (2)	1,416	21.6%	-	-
Total	$11,001		$11,944

(1)	The Convertible Second Lien Notes had a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 24.1% for the year ended December 31, 2019 (until payoff on May 29, 2019) and 23.9% for the year ended December 31, 2018. Interest expense for the year ended December 31, 2019 included $2.3 million of debt discount amortization and $3.0 million of paid-in-kind interest. Interest expense for the year ended December 31, 2018 included $4.1 million of debt discount amortization and $6.7 million of paid-in-kind interest.
(2)	The New 2L Notes have a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 21.6% for the year ended December 31, 2019. Interest expense for the year ended December 31, 2019 included $0.3 million of debt discount amortization and $1.0 million of accrued interest to be paid in-kind.

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

The 2019 Senior Credit Facility matures (a) May 14, 2024 or b) December 3, 2020, if the New 2L Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 3, 2020, which is the date that is 180 days prior to the “Maturity Date” as defined in the indenture governing the New 2L Notes (the “New 2L Notes Indenture”) as in effect on the issuance date of the New 2L Notes. The 2019 Senior Credit Facility provides for a maximum credit amount of $500 million subject to a borrowing base limitation, which originally was $115 million. The borrowing base was increased to $125 million in August of 2019 and is scheduled to be redetermined thereafter in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders at their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

All amounts outstanding under the 2019 Senior Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) the alternative base rate plus an applicable margin ranging from 1.50% to 2.50%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin from 2.50% to 3.50%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2019 Senior Credit Facility are subject to a commitment fee ranging from 0.375% to 0.50%, depending on the percentage of the borrowing base that is utilized. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2019 Senior Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. As of December 31, 2019, the weighted average interest rate on the borrowings from the 2019 Senior Credit Facility was 5.039%. The obligations under the 2019 Credit Agreement are guaranteed by the Company and secured by a first lien security interest in substantially all of the assets of the Company and the Borrower.

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

As of December 31, 2019, the Company had a borrowing base of $125.0 million with $92.9 million of borrowings outstanding. The Company also had $2.2 million of unamortized debt issuance costs recorded as of December 31, 2019 related to the 2019 Senior Credit Facility.

As of December 31, 2019, the Company was in compliance with all covenants within the 2019 Senior Credit Facility.

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

The New 2L Notes Indenture contains certain covenants pertaining to us and our Subsidiary, including delivery of financial reports; environmental matters; conduct of business; use of proceeds; operation and maintenance of properties; collateral and guarantee requirements; indebtedness; liens; dividends and distributions; limits on sales of assets and stock; business activities; transactions with affiliates; and changes of control. The New 2L Notes Indenture also contains a financial covenant which requires the maintenance of a ratio of Total Proved PV-10 attributable to the Company's and Subsidiary's Proved Reserves (as defined in the New 2L Notes Indenture) to Total Secured Debt (net of any Unrestricted Cash not to exceed $10.0 million) not to be less than 1.50 to 1.00.

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

The New 2L Notes were issued and sold to the New 2L Notes Purchasers pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder. The Company has completed the registration with the U.S. Securities and Exchange Commission of the resale of the New 2L Notes and the shares of common stock issuable upon conversion of The New 2L Notes.

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

As of December 31, 2019, $1.1 million of debt discount and $0.3 million of debt issuance costs remained to be amortized on the New 2L Notes.

As of December 31, 2019, the Company was in compliance with all covenants within the New 2L Notes Indenture.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018

Basic net income per common share:
Net income applicable to common stock	$13,288	$1,750
Weighted-average shares of common stock outstanding	12,233	11,622
Basic net income per common share	$1.09	$0.15

Diluted net income per common share:
Net income applicable to common stock	$13,288	$1,750
Weighted-average shares of common stock outstanding	12,233	11,622
Common shares issuable upon conversion of the Convertible Second Lien Notes associated warrants	-	150
Common shares issuable upon conversion of warrants of unsecured claim holders	1,314	1,418
Common shares issuable on assumed conversion of restricted stock *	348	475
Diluted weighted average shares of common stock outstanding	13,895	13,665
Diluted net income per common share (1)	$0.96	$0.13
(1) Common shares issuable upon conversion of the New 2L Notes and Convertible Second Lien Notes were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	608	1,875

* Common shares issuable on assumed conversion of restricted stock from share-based compensation assumes a payout of the Company's performance share awards at 100% of the initial performance units granted (or a ratio of one unit to one common share). The range of common stock shares which may be earned ranges from zero to 250% of the initial performance units granted.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Income Taxes

The following table summarizes the tax expense (benefit) for the periods as noted below (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Current tax expense (benefit)
Federal	$(393)	$(208)
State	-	-
Total current tax expense (benefit)	(393)	(208)
Deferred tax expense (benefit)
Federal	393	151
State	-	-
Total deferred tax expense (benefit)	393	151
Total tax expense (benefit)	$-	$(57)

The following is a reconciliation of the U.S. statutory income tax rate at 21% to our income before income taxes (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Income tax expense (benefit)
Tax expense at U.S. statutory rate	$2,790	$356
Disallowed executive compensation	821	841
Valuation allowance	(5,499)	(2,530)
State income taxes, net of federal benefit	718	1,194
Nondeductible expenses and other	1,170	82
Total tax expense (benefit)	$-	$(57)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands) for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Non-current deferred tax assets:
Operating loss carry-forwards	$45,280	$38,958
State tax NOL and credits	11,611	10,278
Statutory depletion carry-forward	-	4,221
AMT tax credit carry-forward	393	786
Compensation	1,461	1,426
Contingent liabilities and other	378	784
Lease liabilities	465	-
Debt discount	-	54
Property and equipment	16,813	28,530
Total gross non-current deferred tax assets	76,401	85,037
Less valuation allowance	(74,150)	(84,181)
Net non-current deferred tax assets	2,251	856
Non-current deferred tax liabilities:
Derivatives	(1,214)	(70)
Right of use asset	(350)
Other	(97)
Debt discount	(197)	-
Total non-current deferred tax liabilities	(1,858)	(70)
Net non-current deferred tax asset	$393	$786

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance for deferred tax assets decreased by $10.0 million to $74.2 million in 2019. The valuation allowance decreased by $5.5 million related to current year activity. Additionally, we determined that $4.5 million of our deferred tax asset, which carried a full valuation allowance, would never be recognized and therefore, we reduced both the deferred tax asset and the related valuation allowance for this in 2019. In determining the carrying value of our deferred tax assets and liabilities, we evaluated all available evidence (including commodity prices and our recent history of tax net operating losses in 2018 and prior years) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets and liabilities were unrecoverable. The carrying value of our deferred tax asset of $0.4 million represents the remaining Alternative Minimum Tax (“AMT”) credits that are expected to be monetized. The tax benefit recorded for 2018 was due to adjustment of the AMT credits that were expected to be recognized by the Company as sequestration was removed from the estimate. AMT credits were partially monetized in 2016 through 2018 with the Company receiving $0.4 million in 2019. The remaining $0.4 million of AMT credits are expected to be fully refundable in tax years 2019 - 2021 regardless of the Company's regular tax liability as a result of the repeal of the Corporate AMT under the Tax Cuts and Jobs Act. The Company no longer has a valuation recorded against our estimate of refundable AMT credits. The valuation allowance has no impact on our net operating loss (“NOL”) position for tax purposes, and if we generate taxable income in future periods, we will be able to use our NOLs to offset taxes due at that time.

As of December 31, 2019, we have federal net operating loss carry-forwards of approximately $846.6 million. These carry-forwards are subject to limitation by IRC Section 382 and it is estimated $215.6 million will be available to offset future U.S taxable income.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from bankruptcy in October 2016 triggered a change in ownership for purposes of IRC Section 382. The limitation under the tax code is based on the value of the Company when it emerged from bankruptcy on October 12, 2016. This ownership change resulted in limitation which will eliminate an estimated $630.7 million of federal net operating losses previously available to offset future U.S. taxable income. The Company also has net operating losses in Louisiana and Mississippi which will be subject to limitation due to the ownership change. The Company estimates state NOLs available for use of $77.0 million in Louisiana and $151.5 million in Mississippi after the reduction for unusable NOLs due to the ownership change.

We did not have any unrecognized tax benefits as of December 31, 2019. The amount of unrecognized tax benefits may change in the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or our financial position. We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions. With limited exceptions, we are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

Our continuing practice is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations before December 31, 2019.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—Stockholders’ Equity

At December 31, 2019 there were 12,532,550 shares of our Company common stock outstanding and 75,000,000 shares authorized at $0.01 par value per share.

During the year ended December 31, 2019, the final 150,000 of the 10-year costless warrants associated with the Convertible Second Lien Notes were exercised. The Company received cash for the one cent par value for the issuance of the 150,000 common shares. During the year ended December 31, 2019, the Company had vestings of its share-based compensation units representing a total fair value of $5.1 million and resulting in the issuance of approximately 530,000 common shares. During the year ended December 31, 2019, the Company paid $2.1 million in cash for the purchase of approximately 208,000 Treasury shares withheld from employees upon the vesting of restricted stock awards for the payment of taxes. All shares held in Treasury were retired prior to December 31, 2019.

In connection with the issuance of the New 2L Notes, we recorded an equity component of $1.4 million. For further details, see Note 5.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Derivative Activities

We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All derivative gains and losses during 2019 and 2018 are from our oil and natural gas derivative contracts and have been recognized in “Other income (expense)” on our Consolidated Statements of Operations.

The following table summarizes the gains and losses we recognized on our oil and natural gas derivatives for the periods as noted below:

Oil and Natural Gas Derivatives (in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018
Gain (loss) on commodity derivatives not designated as hedges, settled	$9,560	$(3,236)
Gain (loss) on commodity derivatives not designated as hedges, not settled	5,450	(750)
Total gain (loss) on commodity derivatives not designated as hedges	$15,010	$(3,986)

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivative contracts are approved by the Hedging Committee of our Board and reviewed periodically by the Board.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering into derivative contracts. We would have been at risk of losing $8.2 million had SunTrust Bank and RBC Capital been unable to fulfill their obligations as of December 31, 2019.

As of December 31, 2019, the open positions on our outstanding commodity derivative contracts, all of which were with SunTrust Bank, RBC Capital and ARM Energy, and the associated fair values (in thousands) were as follows:

Contract Type	Average Daily Volume	Total Volume	Weighted Average Fixed Price	December 31, 2019
Crude oil swaps (Bbls)
2020	221	80,945	$59.02	$35
2021	220	18,000	$56.58	24
			Total oil	59
Natural gas swaps (MMBtu)
2020	51,631	18,897,000	$2.67	$7,502
2021	42,656	3,839,000	$2.64	11
Natural gas collars (MMBtu)
2020	18,287	6,693,000	$2.40-$2.625	901
2021	27,000	2,430,000	$2.40-$2.625	(314)
			Total natural gas	8,100
Natural gas basis swaps (MMBtu)
2020	50,000	18,300,000	NYMEX - $0.209	$99
2021	50,000	18,250,000	NYMEX - $0.209	(239)
2022	50,000	18,250,000	NYMEX - $0.209	(518)
2023	50,000	18,250,000	NYMEX - $0.209	(679)
2024	50,000	18,300,000	NYMEX - $0.209	(1,040)
			Total natural gas basis	(2,377)

			Total	$5,782

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of December 31, 2019 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1 for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

Description	Level 1	Level 2	Level 3	Total
Fair value of oil and natural gas derivatives - Current Assets	$-	$8,537	$-	$8,537
Fair value of oil and natural gas derivatives - Non-current Assets	-	31	-	31
Fair value of oil and natural gas derivatives - Current Liabilities	-	-	-	-
Fair value of oil and natural gas derivatives - Non-current Liabilities	-	(2,786)	-	(2,786)
Total	$-	$5,782	$-	$5,782

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter-party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets for the periods ending December 31, 2019:

	December 31, 2019
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented
Fair value of oil and natural gas derivatives - Current Assets	$9,401	$(864)	$8,537
Fair value of oil and natural gas derivatives - Non-current Assets	847	(816)	31
Fair value of oil and natural gas derivatives - Current Liabilities	(864)	864	-
Fair value of oil and natural gas derivatives - Non-current Liabilities	(3,602)	816	(2,786)
Total	$5,782	$-	$5,782

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

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2019 (in thousands):

	Payment due by Period
	Note	Total	2020	2021	2022	2023	2024 and After
Debt	5	$105,869	$-	$12,969	$-	$-	$92,900
Office space leases	11	2,353	$1,540	$813	$-	$-	$-
Operations contracts		2,491	$2,491	$-	$-	$-	$-
Total contractual obligations (1)		$110,713	$4,031	$13,782	$-	$-	$92,900

(1)

This table does not include the estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $4.2 million as of December 31, 2019. We record a separate liability for the asset retirement obligations. See Note 4.

Operating Leases—We have commitments under an operating lease agreements for office space and office equipment leases. Total rent expense for the years ended December 31, 2019, and 2018 was approximately $1.7 million and $1.6 million, respectively.

NOTE 11—Leases

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

The lease cost components for the year ended December 31, 2019 are classified as follows:

(in thousands)	Year Ended December 31, 2019	Consolidated Statements of Operations Classification
Building lease cost	$1,540	General and administrative expense
Variable lease cost (1)	118	General and administrative expense
	$1,658

(1) Includes building operating expenses.

The following are additional details related to our lease portfolio as of December 31, 2019:

(in thousands)	December 31, 2019	Consolidated Balance Sheets Classification
Lease asset, gross	$2,922	Furniture, fixtures and equipment and other capital assets
Accumulated depreciation	(1,252)	Accumulated depletion, depreciation and amortization
Lease asset, net	$1,670

Current lease liability	$1,414	Accrued liabilities
Non-current lease liability	800	Other non-current liabilities
Total lease liabilities	$2,214

The following table presents operating lease liability maturities as of December 31, 2019:

(in thousands)	December 31, 2019
2020	1,540
2021	813
2022	-
2023	-
Thereafter	-
Total lease payments	$2,353
Less imputed interest	$139
Present value of lease liabilities	$2,214

As of December 31, 2019, our office building operating lease has a weighted-average remaining lease term of 1.3 years and a weighted-average discount rate of 8.0 percent. Cash paid for amounts included in the measurement of operating lease liabilities was $1.6 million for the year ended December 31, 2019.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—Dispositions and Acquisitions

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(Unaudited)

NOTE 13—Oil and Natural Gas Producing Activities (Unaudited)

Overview

All of our reserve information related to crude oil, condensate and natural gas was compiled based on estimates prepared and reviewed by our engineers. The technical persons primarily responsible for overseeing the preparation of the reserves estimates meet the requirements regarding qualifications. Our principal internal engineer has over 35 years of experience in the oil and natural gas industry, including over 30 years as a reserve evaluator, trainer or manager. Further professional qualifications of our principal engineer include a degree in petroleum engineering, extensive internal and external reserve training, and experience in asset evaluation and management. In addition, the principal engineer is a participant in professional industry groups and has been a member of the Society of Petroleum Engineers for over 35 years. The reserves estimation is part of our internal controls process subject to management’s annual review and approval. These reserves estimates are prepared by Netherland, Sewell & Associates, Inc. (“NSAI”) and Ryder Scott Company (“RSC”), our independent reserve engineer consulting firms. All of our proved reserves estimates shown herein at December 31, 2019 and 2018 have been independently prepared by NSAI and RSC. NSAI prepared the estimates on all our proved reserves as of December 31, 2019 and 2018 on our properties other than in the TMS. RSC prepared the estimate of proved reserves as of December 31, 2019 and 2018 for our TMS properties. Copies of the summary reserve reports of NSAI and RSC for 2019 are filed as exhibits 99.1 and 99.2, respectively to this Annual Report on Form 10-K. All of the subject reserves are located in the continental United States, primarily in Texas, Louisiana and Mississippi.

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

Prices we used to value our reserves are based on the twelve-month un-weighted arithmetic average of the first-day-of-the-month price for the period January through December 2019. For oil volumes, the average price of $55.69 per barrel is adjusted by lease for quality, transportation fees, and regional price differentials. For natural gas volumes, the average price of $2.58 per MMBtu is adjusted by lease for energy content, transportation fees, and regional price differentials.

     Capitalized Costs

The table below reflects our capitalized costs related to our oil and natural gas producing activities at December 31, 2019 and 2018 (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Proved properties	$302,859	$206,097
Unproved properties	123	180
	302,982	206,277
Less: accumulated depreciation, depletion and amortization	(91,958)	(41,886)
Net oil and natural gas properties	$211,024	$164,391

We did not have any capitalized exploratory well costs that were pending the determination of proved reserves as of December 31, 2019 and 2018, respectively.

     Costs Incurred

Costs incurred in oil and natural gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Property Acquisition
Unproved	$269	$178
Proved	-	-
Exploration	-	-
Development (1)	97,972	106,583
Total (2)	$98,241	$106,761

(1)	Includes asset retirement costs of $0.1 million in 2019 and less than $0.1 million in 2018.
(2)	Substantially all the costs incurred related to the Haynesville Shale Trend.

The following table sets forth our net proved oil and natural gas reserves at December 31, 2019, 2018 and 2017 and the changes in net proved oil and natural gas reserves during such years, as well as proved developed and proved undeveloped reserves at the beginning and end of each year:

	Natural Gas (Mmcf)			Oil, Condensate and NGLs (MBbls)
	2019	2018	2017	2019	2018	2017
Net proved reserves at beginning of period	470,937	415,224	286,038	1,441	2,130	2,815
Revisions of previous estimates (1)	(132,005)	(16,993)	106,639	(166)	(388)	(381)
Extensions, discoveries and improved recovery (2)	218,015	100,499	32,871	-	-	-
Purchases of minerals in place	-	-	-	-	-	-
Sales of minerals in place	(169)	(3,349)	-	-	(84)	-
Production	(46,712)	(24,444)	(10,324)	(171)	(217)	(304)
Net proved reserves at end of period	510,066	470,937	415,224	1,104	1,441	2,130
Net proved developed reserves:
Beginning of period	92,118	52,861	21,872	1,441	2,130	2,815
End of period	138,607	92,118	52,861	1,104	1,441	2,130
Net proved undeveloped reserves:
Beginning of period	378,819	362,363	264,166	-	-	-
End of period	371,459	378,819	362,363	-	-	-

	Natural Gas Equivalents (Mmcfe)
	2019	2018	2017
Net proved reserves at beginning of period	479,583	428,002	302,927
Revisions of previous estimates (1)	(133,001)	(19,320)	104,354
Extensions, discoveries and improved recovery (2)	218,016	100,499	32,871
Purchases of minerals in place	-	-	-
Sales of minerals in place (3)	(169)	(3,852)	-
Production	(47,738)	(25,746)	(12,150)
Net proved reserves at end of period	516,691	479,583	428,002
Net proved developed reserves:
Beginning of period	100,764	65,639	44,432
End of period	145,232	100,764	65,639
Net proved undeveloped reserves:
Beginning of period	378,819	362,363	258,495
End of period	371,459	378,819	362,363

(1)

Revisions of previous estimates in 2019 were negative, primarily due to commodity prices. Revisions of previous estimates in 2018 were negative, primarily due to increases in our operating expenditures and other tax rates. Revisions of previous estimates in 2017 were positive, primarily due to the application of both experience and ever improving technology in drilling and completing Haynesville Shale natural gas wells. Well production performance has improved by drilling longer laterals, increasing both the number of frac stages and the amount of sand used in each frac stage.

(2)	Extensions and discoveries were positive on an overall basis in all three periods presented, primarily reflecting our successful drilling results on our Haynesville Shale Trend properties.
(3)	In 2019, we sold approximately 55 Mmcfe and in 2018, we sold approximately 2,500 Mmcfe, attributed to the sale of producing properties in the TMS and Haynesville Shale.

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves as of year-end is shown below (in thousands):

	2019	2018	2017
Future revenues	$1,272,504	$1,494,557	$1,260,490
Future lease operating expenses and production taxes	(377,851)	(410,957)	(430,048)
Future development costs (1)	(338,116)	(349,552)	(329,938)
Future income tax expense	(13,945)	(56,784)	(17,113)
Future net cash flows	542,592	677,264	483,391
10% annual discount for estimated timing of cash flows	(248,269)	(279,679)	(223,081)
Standardized measure of discounted future net cash flows	$294,323	$397,585	$260,310
Index price used to calculate reserves (2)
Natural gas (per Mcf)	$2.58	$3.10	$2.98
Oil (per Bbl)	$55.69	$65.56	$51.34

(1)	Includes cumulative asset retirement obligations of $7.4 million and $7.3 million in 2019 and 2018, respectively.
(2)	These index prices, used to estimate our reserves at these dates, are before deducting or adding applicable transportation and quality differentials on a well-by-well basis.

The estimated future net cash flows are discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discount.

Changes in the Standardized Measure

The following are the principal sources of change in the standardized measure of discounted net cash flows for the years shown (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$397,585	$260,310	$56,922
Net changes in prices and production costs related to future production	(146,806)	95,927	113,319
Sales and transfers of oil and natural gas produced, net of production costs	(82,706)	(63,846)	(32,012)
Net change due to revisions in quantity estimates	(130,244)	(25,595)	107,499
Net change due to extensions, discoveries and improved recovery	101,012	129,207	8,970
Net change due to purchases and sales of minerals in place	10	(3,382)	-
Changes in future development costs	125,172	(4,608)	(59,560)
Previously estimated development cost incurred in period	31,340	7,923	8,114
Net change in income taxes	17,555	(16,336)	(3,686)
Accretion of discount	41,777	26,416	5,709
Change in production rates (timing) and other	(60,372)	(8,431)	55,035
Net increase (decrease) in standardized measures	(103,262)	137,275	203,388
Balance, end of year	$294,323	$397,585	$260,310

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As required by SEC rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of December 31, 2019, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

Item 9B.	Other Information

 None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions as of March 5, 2020, are as follows:

Name	Age	Position
Walter G. “Gil” Goodrich	61	Chairman of the Board of Directors, Chief Executive Officer and Director
Robert C. Turnham, Jr.	62	President, Chief Operating Officer and Director
Mark E. Ferchau	65	Executive Vice President
Michael J. Killelea	57	Executive Vice President, General Counsel and Corporate Secretary
Robert T. Barker	69	Senior Vice President, Controller, Chief Accounting Officer and Chief Financial Officer
Ronald F. Coleman	65	Director
K. Adam Leight	63	Director
Timothy D. Leuliette	70	Director
Jeffrey S. Serota	54	Director
Edward J. Sondey	54	Director
Thomas M. Souers	66	Director

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

Ronald F. Coleman is an energy executive with over 37 years of international and domestic oilfield services operations experience. From 2012 to 2014, Mr. Coleman was president North America and executive vice president of Archer. Prior to that, Mr. Coleman served as chief operating officer and executive vice president of Select Energy Services in 2011. Mr. Coleman spent 33 years at BJ Services Company, serving as vice president of operations in U.S. and Mexico from 1998 to 2007 and Vice President North America Pumping from 2007 to 2010. He has served on numerous boards, including Torqued Up Energy Services, Titan Liner (CWCS Company), Solaris Oil Field Services, and Ranger Energy Services. He has also been appointed by boards to serve in advising roles for CSL Energy Opportunities Fund II, LP, and Matador Resources Company. He was appointed to the Company’s Board of Directors in 2016.

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

Timothy D. Leuliette served as the president, chief executive officer and a member of the board of directors of Visteon Corporation from September 2012 to June 2015. Upon assuming his role at Visteon, Mr. Leuliette left FINNEA Group, a firm he had co-founded and where he was a senior managing director. He left the FINNEA Group’s predecessor firm to serve as chairman, president and chief executive officer of Dura Automotive LLC for two years to oversee its emergence from bankruptcy, its financial and operational restructuring and its successful sale. Prior to that, Mr. Leuliette was co-chief executive officer of Asahi Tec Corporation and chairman and chief executive officer of its subsidiary Metaldyne Corporation, a company he co-founded in 2000. Mr. Leuliette was formerly president and chief operating officer of Penske Corporation, president and chief executive officer of ITT Automotive Group and senior vice president of ITT Industries Inc. Before joining ITT, Mr. Leuliette served as president and chief executive officer of Siemens Automotive L.P and was a member of the Siemens Automotive managing board and a corporate vice president of Siemens AG. Mr. Leuliette has also served on numerous boards and recent directorships, including Visteon Corporation, Business Leaders of Michigan, and The Detroit Economic Club. He is a past chairman of the board of The Detroit Branch of The Federal Reserve Bank of Chicago. Mr. Leuliette holds a B.S. in mechanical engineering and a Master’s Degree in business administration from the University of Michigan. He was appointed to the Company’s Board of Directors in 2016.

Jeffrey S. Serota serves as Vice Chairman and Chief Investment Officer of Corbel Capital Partners, an independent investment firm that makes non-control investments in debt or equity securities in lower middle-market businesses. Mr. Serota has over 30 years of experience as a principal investor, financial services professional and operating executive. Independent of his responsibilities at Corbel, Mr. Serota currently serves as the Chairman of Great Elm Capital Group and as a Director of Maverick Natural Resources. Prior to joining Corbel, Mr. Serota served as a Senior Partner with Ares Management in Los Angeles from 1997 to 2012 and as a Senior Advisor to Ares in 2013. While at Ares, Mr. Serota was a member of the Investment Committee for all private equity related transactions. He has led transactions (including sourcing, due diligence, financing, consummating, monitoring and exiting) of a variety of sizes and in numerous industries including industrials, energy, chemicals, manufacturing and business services. As part of his role as Senior Partner at Ares, Mr. Serota acted as an interim CEO for certain portfolio company investments of Ares, led fundraising efforts for private equity investment funds, and participated in numerous private and public companies as a member of the boards of directors. Prior to joining Ares, Mr. Serota worked at Bear Stearns, Dabney/Resnick, Inc. and Salomon Brothers Inc. Mr. Serota received a B.S. in Economics from the Wharton School at the University of Pennsylvania, and an M.B.A. from the Anderson School of Management at the University of California at Los Angeles. He was elected to the Company’s Board of Directors in 2019.

Edward J. Sondey serves as Senior Managing Director of Private Equity at LS Power Group where he is responsible for the firm’s E&P and midstream investments. Mr. Sondey joined LS Power in 2011 and has over twenty-five years of experience in the energy industry. Prior to joining LS Power, Mr. Sondey served as Managing Director in the BofA Merrill Lynch global energy & power investment banking group from 2005 to 2011. He was head of competitive generation, and advised a broad range of industrial and financial clients on the execution of M&A, capital markets and structured commodity transactions. Prior to BofA Merrill, Mr. Sondey was Vice President, Finance for PSEG Power from 2000 to 2005 where he led strategic and finance activities and executed several asset M&A and development transactions. Mr. Sondey started his career as an early member of J. Makowski Associates, a Warburg Pincus portfolio company. Mr. Sondey received a BA degree from Princeton University. He was elected to the Company’s Board of Directors in 2019.

Thomas M. Souers served as a petroleum engineering consultant at Netherland, Sewell & Associates, Inc. (NSAI) from 1991 until his retirement in 2016. During that time, Mr. Souers worked on a range of oil and gas reserves estimations, property evaluations for sales and acquisitions, analysis of secondary recovery projects, field studies, deliverability studies, prospect evaluations, and economic evaluations utilizing deterministic methodology for projects in North America, Europe, Africa, South America, and Asia. His areas of expertise are the Gulf of Mexico and horizontal drilling in various US basins. Mr. Souers has also served as expert witness on a number of civil cases. Mr. Souers also served as a consulting COO of a private oil and gas company during his employment at NSAI. Prior to that time, Mr. Souers served as an operations engineer with GLG Energy LP, senior staff engineer with Wacker Oil Inc., area manager with Transco Exploration Company, and supervising engineer with Exxon Company, U.S.A. Mr. Souers holds a B.S. in civil engineering from North Carolina State University and an M.S. in civil engineering from the University of Florida. He was appointed to the Company’s Board of Directors in 2016.

Additional information required under this “Item 10—Directors, Executive Officers and Corporate Governance,” will be provided in our Proxy Statement for the 2020 Annual Meeting of Stockholders. The information required by this Item is incorporated by reference to the information provided in our definitive proxy statement for the 2020 annual meeting of stockholders to be filed within 120 days from December 31, 2019. Additional information regarding our corporate governance guidelines as well as the complete text of our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and our Nominating and Corporate Governance Committee may be found on our website at www.goodrichpetroleum.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information provided under the caption “Executive Compensation” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information provided under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2019.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the information provided under the caption “Transactions with Related Persons” and “Corporate Governance-Our Board-Board Size; Director Independence” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2019.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information provided under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2019.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page 47.

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
4.2

Indenture, dated as of May 31, 2019, by and between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as the Subsidiary Guarantor, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 13.50% Convertible Second Lien Senior Secured Notes due 2021 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-12719) filed on June 3, 2019).

4.3	Registration Rights Agreement, dated as of May 31, 2019, by and among Goodrich Petroleum Corporation and the Holders party thereto, relating to the New 2L Notes (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-12719) filed on June 3, 2019).
4.4*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1*	Form Agreement of the Restricted Stock and Performance Stock Unit awards dated December 14, 2017 and December 10, 2019 under the 2016 Long Term Incentive Plan.
10.2	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 14, 2019, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, SunTrust Bank, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 14, 2019).
10.3

Note Purchase Agreement, dated as of May 14, 2019, among Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as subsidiary guarantor and certain funds and accounts managed by Franklin Advisers, Inc. as investment manager (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 14, 2019.

10.4

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

10.7†

Goodrich Petroleum Corporation Management Incentive Plan. (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-214080) filed on October 12, 2016).

10.8†

First Amendment to the Goodrich Petroleum Corporation Management Incentive Plan effective December 8, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 4, 2017).

10.9†

Second Amendment to the Goodrich Petroleum Corporation Management Incentive Plan effective May 23, 2017 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 4, 2017).

10.10†

Form of Grant of Restricted Stock. (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-214080) filed on October 12, 2016) (attached as Exhibit A to the 2016 Long Term Incentive Plan).

10.11†

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

10.13†

Amendment and Restatement of Severance Agreement between the Company and Walter G. Goodrich dated August 22, 2018 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-12719) filed on August 23, 2018).

10.14†

Amendment and Restatement of Severance Agreement between the Company and Robert C. Turnham, Jr. dated August 22, 2018 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-12719) filed on August 23, 2018).

10.15†

Amendment and Restatement of Severance Agreement between the Company and Mark E. Ferchau dated August 22, 2018(Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-12719) filed on August 23, 2018).

21	Subsidiary of the Registrant:
Goodrich Petroleum Company L.L.C. - Organized in the State of Louisiana.
23.1*	Consent of Moss Adams LLP-Independent Registered Public Accounting Firm.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
23.3*	Consent of Ryder Scott Company.
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.
99.2*	Report of Ryder Scott Company, Independent Petroleum Engineers and Geologists.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 5, 2020.

Signature	Title
/s/ WALTER G. GOODRICH	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Walter G. Goodrich

/s/ ROBERT C. TURNHAM, JR.	President, Chief Operating Officer and Director
Robert C. Turnham, Jr.

/s/ ROBERT T. BARKER	Senior Vice President, Controller, Chief Accounting Officer and Chief Financial Officer
Robert T. Barker

/s/ RONALD COLEMAN	Director
Ronald Coleman

/s/ ADAM LEIGHT	Director
Adam Leight

/s/ TIM LEULIETTE	Director
Tim Leuliette

/s/ JEFFREY SEROTA	Director
Jeffrey Serota

/s/ EDWARD SONDEY	Director
Edward Sondey

/s/ TOM SOUERS	Director
Tom Souers