Form 10-Q
period 2020-03-31
GOODRICH PETROLEUM CORP
filed 2020-05-07
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The Registrant had 12,533,950 shares of common stock outstanding on May 6, 2020.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,262	$1,452
Accounts receivable, trade and other, net of allowance	1,304	1,131
Accrued oil and natural gas revenue	7,610	11,345
Fair value of oil and natural gas derivatives	12,141	8,537
Inventory	234	234
Prepaid expenses and other	582	549
Total current assets	23,133	23,248
PROPERTY AND EQUIPMENT:
Unevaluated properties	230	123
Oil and natural gas properties (full cost method)	321,058	302,859
Furniture, fixtures and equipment and other capital assets	4,501	4,450
	325,789	307,432
Less: Accumulated depletion, depreciation and amortization	(107,631)	(94,124)
Net property and equipment	218,158	213,308
Fair value of oil and natural gas derivatives	-	31
Deferred tax asset	393	393
Other	2,221	2,338
TOTAL ASSETS	$243,905	$239,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,279	$26,348
Accrued liabilities	16,336	16,615
Total current liabilities	42,615	42,963
Long term debt, net	105,089	104,435
Accrued abandonment cost	4,300	4,169
Fair value of oil and natural gas derivatives	3,191	2,786
Other non-current liabilities	202	800
Total liabilities	155,397	155,153
Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	-	-
Common stock: $0.01 par value, 75,000,000 shares authorized, and 12,533,950 and 12,532,550 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	125	125
Treasury stock (414 and zero shares, respectively)	(2)	-
Additional paid in capital	82,614	81,305
Accumulated earnings	5,771	2,735
Total stockholders’ equity	88,508	84,165
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,905	$239,318

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
REVENUES:
Oil and natural gas revenues	$22,983	$29,146
Other	3	(6)
	22,986	29,140
OPERATING EXPENSES:
Lease operating expense	3,328	3,335
Production and other taxes	863	631
Transportation and processing	4,875	4,701
Depreciation, depletion and amortization	13,267	10,046
General and administrative	4,914	5,310
Other	8	10
	27,255	24,033
Operating income (loss)	(4,269)	5,107
OTHER INCOME (EXPENSE):
Interest expense	(1,952)	(3,657)
Interest income and other expense	119	6
Gain (loss) on commodity derivatives not designated as hedges	9,138	(1,008)
	7,305	(4,659)

Income before income taxes	3,036	448
Income tax benefit	-	-
Net income	$3,036	$448
PER COMMON SHARE
Net income per common share - basic	$0.24	$0.04
Net income per common share - diluted	$0.22	$0.03
Weighted average shares of common stock outstanding - basic	12,533	12,151
Weighted average shares of common stock outstanding - diluted	13,849	14,132

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,036	$448
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	13,267	10,046
Right of use asset depreciation	313	285
(Gain) loss on commodity derivatives not designated as hedges	(9,138)	1,008
Net cash received (paid) for settlement of derivative instruments	5,969	(1,760)
Share-based compensation (non-cash)	1,156	1,568
Amortization of finance cost, debt discount, paid in-kind interest and accretion	782	3,193
Other	-	12
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(173)	(656)
Accrued oil and natural gas revenue	3,735	2,236
Prepaid expenses and other	4	35
Accounts payable	(69)	2,641
Accrued liabilities	(4,032)	(1,149)
Net cash provided by operating activities	14,850	17,907
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,038)	(28,254)
Proceeds from sale of assets	-	1,284
Net cash used in investing activities	(15,038)	(26,970)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	-	(2,000)
Proceeds from bank borrowings	-	7,000
Purchase of treasury stock	(2)	(5)
Net cash provided by (used in) financing activities	(2)	4,995
Decrease in cash and cash equivalents	(190)	(4,068)
Cash and cash equivalents, beginning of period	1,452	4,068
Cash and cash equivalents, end of period	$1,262	$-
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,224	$505
Increase in non-cash capital expenditures	$3,155	$1,059

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	Deficit	Equity
Balance at December 31, 2018	-	$-	12,151	$122	$74,861	-	$-	$(10,553)	$64,430
Net income	-	-	-	-	-	-	-	448	448
Share-based compensation	-	-	-	-	1,745	-	-	-	1,745
Treasury stock activity	-	-	1	-	-	-	(5)	-	(5)
Balance at March 31, 2019	-	$-	12,152	$122	$76,606	-	$(5)	$(10,105)	$66,618

Balance at December 31, 2019	-	$-	12,533	$125	$81,305	-	$-	$2,735	$84,165
Net income	-	-	-	-	-	-	-	3,036	3,036
Share-based compensation	-	-	-	-	1,309	-	-	-	1,309
Treasury stock activity	-	-	1	-	-	-	(2)	-	(2)
Balance at March 31, 2020	-	$-	12,534	$125	$82,614	-	$(2)	$5,771	$88,508

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

Basis of Presentation

The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly, certain information normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) has been condensed or omitted. This information should be read in conjunction with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

As further discussed in Note 12, “COVID-19 and Commodity Prices,” the impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic and related economic, business and market disruptions is evolving rapidly and its future effects are uncertain. The actual impact of these recent developments on the Company will depend on many factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or the Company. As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

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

Accounts Payable—Accounts payable consisted of the following amounts as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Trade payables	$12,315	$11,461
Revenue payables	12,330	14,483
Prepayments from partners	1,224	-
Miscellaneous payables	410	404
Total Accounts payable	$26,279	$26,348

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities—Accrued liabilities consisted of the following amounts as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Accrued capital expenditures	$9,330	$6,175
Accrued lease operating expense	1,069	989
Accrued production and other taxes	530	430
Accrued transportation and gathering	1,969	2,258
Accrued performance bonus	1,050	4,642
Accrued interest	154	208
Accrued office lease	1,669	1,414
Accrued general and administrative expense and other	565	499
Total Accrued liabilities	$16,336	$16,615

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

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and thereby subject to DD&A and the full cost ceiling test. For both the three months ended March 31, 2020 and 2019, we transferred less than $0.1 million and $0.1 million, respectively from unevaluated properties to proved oil and natural gas properties. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

The Full Cost Ceiling Test performed as of March 31, 2020 and 2019 resulted in no write-down of the oil and gas properties. The low commodity prices experienced in the first quarter of 2020 lowered the 12-month average price used in the ceiling test resulting in the loss of a substantial amount of cushion of future net cash flows over net capitalized cost. We may be required to impair our oil and gas properties in the future, if commodity prices do not recover to previous period levels.

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

As of March 31, 2020 and December 31, 2019, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

Revenue Recognition—Oil and natural gas revenues are generally recognized upon delivery of our produced oil and natural gas volumes to our customers. We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. As of March 31, 2020 and December 31, 2019, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted. See Note 2.

Derivative Instruments—We use derivative instruments such as futures, forwards, swaps, collars, and options for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas and hedging our exposure to changing interest rates. Accounting standards related to derivative instruments and hedging activities require that all derivative instruments subject to the requirements of those standards be measured at fair value and recognized as assets or liabilities in the balance sheet. We offset the fair value of our asset and liability positions with the same counter-party for each commodity type. Changes in fair value are required to be recognized in earnings unless specific hedge accounting criteria are met. All of our realized gain or losses on our derivative contracts are the result of cash settlements. We have not designated any of our derivative contracts as hedges; accordingly, changes in fair value are reflected in earnings. See Note 8.

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

Guarantee—As of March 31, 2020, Goodrich Petroleum Company LLC, the wholly owned subsidiary of Goodrich Petroleum Corporation, was the Subsidiary Guarantor of our New 2L Notes (as defined below). The parent company has no independent assets or operations, the guarantee is full and unconditional, and the parent has no subsidiaries other than Goodrich Petroleum Company LLC.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments is this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We are evaluating the expected impact these amendments and reference rate reform will have on our consolidated financial statements and various contracts.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—Revenue Recognition

In accordance with Accounting Standards Codification Topic 606, revenue is generally recognized upon delivery of our produced oil and natural gas volumes to our customers. Our customer sales contracts include oil and natural gas sales. Under Topic 606, each unit (Mcf or barrel) of commodity product represents a separate performance obligation which is sold at variable prices, determinable on a monthly basis. The pricing provisions of our contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, product quality and prevailing supply and demand conditions in the geographic areas in which we operate. We allocate the transaction price to each performance obligation and recognize revenue upon delivery of the commodity product when the customer obtains control. Control of our produced natural gas volumes passes to our customers at specific metered points indicated in our natural gas contracts. Similarly, control of our produced oil volumes passes to our customers when the oil is measured either by a trucking oil ticket or by a meter when entering an oil pipeline. The Company has no control over the commodities after those points and the measurement at those points dictates the amount on which the customer's payment is based. Our oil and natural gas revenue streams include volumes burdened by royalty and non-operated working interests. Our revenues are recorded and presented on our financial statements net of the royalty and non-operated working interests. Our revenue stream does not include any payments for services or ancillary items other than sale of oil and natural gas.

We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. As of March 31, 2020 and December 31, 2019, receivables from contracts with customers were $7.6 million and $11.3 million, respectively.

The following table presents our oil and natural gas revenues disaggregated by revenue source and by operated and non-operated properties for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues

Operated	$1,721	$19,138	$-	$20,859	$2,711	$20,174	$-	$22,885
Non-operated	93	2,028	3	2,124	75	6,182	4	6,261
Total oil and natural gas revenues	$1,814	$21,166	$3	$22,983	$2,786	$26,356	$4	$29,146

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the three months ended March 31, 2020 is as follows (in thousands):

Three Months Ended March 31, 2020
Beginning balance at December 31, 2019	$4,169
Liabilities incurred	70
Dispositions	(12)
Accretion expense	73
Beginning balance at March 31, 2020	$4,300
Current liability	$-
Long term liability	$4,300

NOTE 4—Debt

Debt consisted of the following balances as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Principal	Carrying Amount	Principal	Carrying Amount
2019 Senior Credit Facility (1)	$92,900	$92,900	$92,900	$92,900
New 2L Notes (2)	13,407	12,189	12,969	11,535
Total debt	$106,307	$105,089	$105,869	$104,435

(1) The carrying amount for the 2019 Senior Credit Facility represents fair value as it was fully secured.

(2) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2021. The principal includes $1.4 million and $1.0 million of paid in-kind interest as of March 31, 2020 and December 31, 2019, respectively. The carrying value includes $1.0 million and $1.1 million of unamortized debt discount and $0.3 million and $0.3 million of unamortized issuance cost as of March 31, 2020 and December 31, 2019, respectively.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount, accretion and financing costs) and the effective interest rate on the liability component of debt for the three months ended March 31, 2020 and 2019 (amounts in thousands, except effective interest rates):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
2017 Senior Credit Facility	$-	—%	$508	6.7%
2019 Senior Credit Facility	1,299	5.5%	-	—%
Convertible Second Lien Notes (1)	-	—%	3,149	24.3%
New 2L Notes (2)	653	22.0%	-	—%
Total interest expense	$1,952		$3,657

(1) The Convertible Second Lien Notes had a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 24.3% for the three months ended March 31, 2019. Interest expense for the three months ended March 31, 2019 included $1.3 million of debt discount amortization and $1.8 million of paid in-kind interest.

(2) The New 2L Notes have a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 22.0% for the three months ended March 31, 2020. Interest expense for the three months ended March 31, 2020 included $0.2 million of debt discount amortization and $0.4 million of accrued interest to be paid in-kind.

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

The 2019 Senior Credit Facility matures on (a) May 14, 2024 or (b) December 3, 2021, if the New 2L Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 3, 2021, which is the date that is 180 days prior to the May 31, 2022 “Maturity Date” of the New 2L Notes. The 2019 Senior Credit Facility provides for a maximum credit amount of $500 million subject to a borrowing base limitation, which originally was $115 million. The borrowing base was increased to $125 million in August of 2019 and was subsequently decreased to $120 million in May 2020. The borrowing base is scheduled to be redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

All amounts outstanding under the 2019 Senior Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) the alternative base rate plus an applicable margin ranging from 1.50% to 2.50%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin from 2.50% to 3.50%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2019 Senior Credit Facility are subject to a commitment fee ranging from 0.375% to 0.50%, depending on the percentage of the borrowing base that is utilized. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2019 Senior Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. As of March 31, 2020, the weighted average interest rate on the borrowings from the 2019 Senior Credit Facility was 3.74%. The obligations under the 2019 Credit Agreement are guaranteed by the Company and secured by a first lien security interest in substantially all of the assets of the Company and the Borrower.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020, the Company had a borrowing base of $125.0 million with $92.9 million of borrowings outstanding. The Company also had $2.1 million of unamortized debt issuance costs recorded as of March 31, 2020 related to the 2019 Senior Credit Facility.

As of March 31, 2020, the Company was in compliance with all covenants within the 2019 Senior Credit Facility.

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

Upon issuance of the Convertible Second Lien Notes in October 2016, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion as well as warrants on the debt instrument, we recorded a debt discount of $11.0 million, thereby reducing the $40.0 million carrying value upon issuance to $29.0 million and recorded an equity component of $11.0 million. The debt discount was amortized using the effective interest rate method based upon an original term through August 30, 2019. The Convertible Second Lien Notes were redeemed in full on May 29, 2019 for $56.7 million using borrowings under the 2019 Senior Credit Facility. In connection with the redemption of the Convertible Second Lien Notes, we recorded a $1.6 million loss on early extinguishment of debt related to the remaining unamortized debt discount and debt issuance costs.

New Convertible Second Lien Notes

On May 14, 2019, the Company and the Subsidiary entered into a purchase agreement with certain funds and accounts managed by Franklin Advisers, Inc., as investment manager (each such fund or account, together with its successors and assigns, a “New 2L Notes Purchaser”) pursuant to which the Company issued to the New 2L Notes Purchasers (the “New 2L Notes Offering”) $12.0 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2021 (the “New 2L Notes”). The closing of the New 2L Notes Offering occurred on May 31, 2019. Proceeds from the sale of the New 2L Notes were primarily used to pay down outstanding borrowings under the 2019 Revolving Credit Facility. Holders of the New 2L Notes have a second priority lien on all assets of the Company.

The New 2L Notes, as set forth in the indenture governing such notes (as amended, the “New 2L Notes Indenture”), were initially scheduled to mature on May 31, 2021. In May 2020, the maturity date of the New 2L Notes was extended to May 31, 2022. The New 2L Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in-kind on the then outstanding principal amount of the New 2L Notes by increasing the principal amount of the outstanding New 2L Notes.

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

As of March 31, 2020, $1.0 million of debt discount and $0.3 million of debt issuance costs remained to be amortized on the New 2L Notes.

As of March 31, 2020, the Company was in compliance with all covenants within the New 2L Notes Indenture.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Equity

During the three months ended March 31, 2020 and 2019, the Company did not have a material vesting of its share-based compensation units.

During the three months ended March 31, 2019, no 10 year costless warrants associated with the Convertible Second Lien Notes were exercised. As of March 31, 2019, 150,000 of such warrants remained un-exercised, which were subsequently exercised prior to the redemption of the Convertible Second Lien Notes in full in May 2019.

NOTE 6—Net Income Per Common Share

Net income applicable to common stock was used as the numerator in computing basic and diluted net income per common share for the three months ended March 31, 2020 and 2019. The Company used the treasury stock method in determining the effects of potentially dilutive restricted stock. The following table sets forth information related to the computations of basic and diluted net income per common share:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(Amounts in thousands, except per share data)
Basic net income per common share:
Net income applicable to common stock	$3,036	$448
Weighted average shares of common stock outstanding	12,533	12,151
Basic net income per common share	$0.24	$0.04

Diluted net income per common share:
Net income applicable to common stock	$3,036	$448
Weighted average shares of common stock outstanding	12,533	12,151
Common shares issuable upon conversion of the Convertible Second Lien Notes associated warrants	-	150
Common shares issuable upon conversion of warrants of unsecured claim holders	1,316	1,418
Common shares issuable on assumed conversion of restricted stock **	-	413
Diluted weighted average shares of common stock outstanding	13,849	14,132
Diluted net income per common share (1)	$0.22	$0.03

(1) Common shares issuable upon conversion of the New 2L Notes and Convertible Second Lien Notes, respectively, were not included in the computation of diluted net income per common share since their inclusion would have been anti-dilutive for the three months ended March 31, 2020 and 2019.	629	1,875

** Common shares issuable on assumed conversion of share-based compensation assumes a payout of the Company's performance share awards at 100% of the initial units granted (or a ratio of one unit to one common share). The range of common stock shares which may be earned ranges from zero to 250% of the initial performance units granted.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Income Taxes

We recorded no income tax expense or benefit for either the three months ended March 31, 2020 or 2019. We maintained a valuation allowance at March 31, 2020, which resulted in no net deferred tax asset or liability appearing on our statement of financial position with the exception of a deferred tax asset related to alternative minimum tax (“AMT”) credits. We recorded this valuation allowance after an evaluation of all available evidence (including commodity prices and our recent history of tax net operating losses in 2018 and prior years) led to a conclusion that based upon the more-likely-than-not standard of the accounting literature our deferred tax assets were unrecoverable. The valuation allowance was $74.2 million as of December 31, 2019, which resulted in a net non-current deferred tax asset of $0.4 million appearing on our statement of financial position. The net $0.4 million deferred tax asset as of March 31, 2020 relates to AMT credits, which are expected to be fully refundable regardless of the Company's regular tax liability. The valuation allowance has no impact on our net operating loss (“NOL”) position for tax purposes, and if we generate taxable income in future periods, we may be able to use our NOLs to offset taxable income at that time subject to any applicable tax limitations on the NOLs. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of March 31, 2020 aside from the deferred tax asset related to the AMT credits.

As of March 31, 2020, we have no unrecognized tax benefits. There were no significant changes to our tax position since December 31, 2019.

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

The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Oil and Natural Gas Derivatives (in thousands)
Gain (loss) on commodity derivatives not designated as hedges, settled	$5,969	$(1,760)
Gain on commodity derivatives not designated as hedges, not settled	3,169	752
Total gain (loss) on commodity derivatives not designated as hedges	$9,138	$(1,008)

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivatives are approved by the Hedging Committee of our Board, and reviewed periodically by the Board.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counter-parties. Neither our counter-parties nor we require any collateral upon entering into derivative contracts. We would have been at risk of losing $8.5 million and $2.5 million had RBC Capital Markets and Truist Bank, respectively, been unable to fulfill their obligations as of March 31, 2020.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020, the open positions on our outstanding commodity derivative contracts, all of which were with Truist Bank, RBC Capital Markets, ARM Energy and Citizens Commercial Banking were as follows:

Contract Type	Average Daily Volume	Total Volume	Weighted Average Fixed Price	Fair Value at March 31, 2020 (In thousands)
Oil swaps (Bbls)
2020	212	58,195	$58.46	$1,650
2021	200	18,000	$56.58	379
Total oil				$2,029
Natural Gas swaps (MMBtu)
2020	45,553	12,527,000	$2.56	$7,213
2021	35,641	13,009,000	$2.45	(499)
2022 (through March 31, 2022)	40,000	3,600,000	$2.39	(710)
Natural Gas collars (MMBtu)
2020	24,338	6,693,000	$2.40 - $2.62	2,961
2021 (through March 31, 2021)	27,000	2,430,000	$2.40 - $2.62	(366)
Natural Gas basis swaps (MMBtu)
2020	50,000	13,750,000	$0.21	$517
2021	50,000	18,250,000	$0.21	(166)
2022	50,000	18,250,000	$0.21	(495)
2023	50,000	18,250,000	$0.21	(589)
2024	50,000	18,300,000	$0.21	(945)
Total natural gas				$6,921
Total oil and natural gas				$8,950

During the first quarter of 2020 we entered into the following contracts with Truist Bank, RBC Capital Markets and Citizens Commercial Banking:

Contract Type	Daily Volume	Weighted Average Fixed Price	Contract Start Date	Contract Termination
Natural gas swap (MMBtu)	30,000	$2.37	April 1, 2021	March 31, 2022
Natural gas swap (MMBtu)	10,000	$2.48	October 1, 2021	March 31, 2022

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each Level as of March 31, 2020 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1—“Description of Business and Significant Accounting Policies” for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

Description	Level 1	Level 2	Level 3	Total
Fair value of oil and natural gas derivatives - Current Assets	$-	$12,141	$-	$12,141
Fair value of oil and natural gas derivatives - Non-current Assets	-	-	-	-
Fair value of oil and natural gas derivatives - Current Liabilities	-	-	-	-
Fair value of oil and natural gas derivatives - Non-current Liabilities	-	(3,191)	-	(3,191)
Total	$-	$8,950	$-	$8,950

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter-party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
Fair Value of Oil and Natural Gas Derivatives	Gross	Amount	As	Gross	Amount	As
(in thousands)	Amount	Offset	Presented	Amount	Offset	Presented
Fair value of oil and natural gas derivatives - Current Assets	$14,206	$(2,065)	$12,141	$9,401	$(864)	$8,537
Fair value of oil and natural gas derivatives - Non-current Assets	62	(62)	-	847	(816)	31
Fair value of oil and natural gas derivatives - Current Liabilities	(2,065)	2,065	-	(864)	864	-
Fair value of oil and natural gas derivatives - Non-current Liabilities	(3,253)	62	(3,191)	(3,602)	816	(2,786)
Total	$8,950	$-	$8,950	$5,782	$-	$5,782

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Commitments and Contingencies

We are party to various lawsuits from time to time arising in the normal course of business, including, but not limited to, royalty, contract, personal injury, and environmental claims. We have established reserves as appropriate for all such proceedings and intend to vigorously defend these actions. Management believes, based on currently available information, that adverse results or judgments from such actions, if any, would not have been material to our consolidated financial position, results of operations or liquidity for the three months ended March 31, 2020 and 2019.

NOTE 10—Leases

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

The lease cost components for the three months ended March 31, 2020 and 2019 are classified as follows:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Consolidated Statements of Operations Classification
Building lease cost	$385	$353	General and administrative expense
Variable lease cost (1)	19	47	General and administrative expense
	$404	$400

(1) Includes building operating expenses.

The following are additional details related to our lease portfolio as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019	Consolidated Balance Sheets Classification
Lease asset, gross	$2,922	$2,922	Furniture, fixtures and equipment and other capital assets
Accumulated depreciation	(1,565)	(1,252)	Accumulated depletion, depreciation and amortization
Lease asset, net	$1,357	$1,670

Current lease liability	$1,669	$1,414	Accrued liabilities
Non-current lease liability	202	800	Other non-current liabilities
Total lease liabilities	$1,871	$2,214

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents operating lease liability maturities as of March 31, 2020:

(in thousands)	March 31, 2020
2020	$1,155
2021	813
2022	-
2023	-
Thereafter	-
Total lease payments	$1,968
Less imputed interest	97
Present value of lease liabilities	$1,871

As of March 31, 2020, our office building operating lease has a weighted-average remaining lease term of 1.1 years and a weighted-average discount rate of 8.0 percent. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million for both the three months ended March 31, 2020 and 2019.

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

NOTE 12—Subsequent Events

COVID-19 and Commodity Prices

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 as a pandemic, based on the rapid increase in exposure globally. In addition, in March 2020, members of OPEC and other producing nations initially failed to agree on crude oil production levels which led to fears regarding increased supply and a substantial decrease in crude oil prices and an increasingly volatile market, although domestic natural gas prices have remained relatively stable and experienced less volatility.

The full impact of the COVID-19 pandemic and the decrease in oil prices continue to evolve as of the date of this report. Because we predominately produce natural gas and natural gas has not been impacted by the same market forces as crude oil, we expect to experience less of an impact from COVID-19 than many of our peers and believe that we could benefit from higher natural gas prices as associated production from oil wells decreases. However, the scope and length of this downturn and the ultimate effect on the price of natural gas cannot be determined and we could be adversely affected in future periods. Management is actively monitoring the impact on the Company’s results of operations, financial position, and liquidity in fiscal year 2020.

Second Credit Agreement Amendment

On May 6, 2020, the Company, the Subsidiary, the Administrative Agent and the lenders party thereto entered into the Second Amendment to Credit Agreement (the “Second Credit Agreement Amendment”). Pursuant to the terms of the Second Credit Agreement Amendment, the 2019 Senior Credit Facility was amended to, among other things, decrease the borrowing base thereunder to $120.0 million and extend the maturity date to occur no earlier than December 3, 2021. The foregoing description of the Second Credit Agreement Amendment is only a summary, does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Second Credit Agreement Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

New 2L Notes Indenture Amendment

On May 6, 2020, the Company, the subsidiary guarantor named therein and Wilmington Trust, National Association as trustee and collateral agent entered into the First Amendment to Indenture and Notes (the “First Indenture Amendment”). Pursuant to the terms of the First Indenture Amendment, the maturity date of the New 2L Notes was extended from May 31, 2021 to May 31, 2022. The foregoing description of the First Indenture Amendment is only a summary, does not purport to be complete and is subject to, and qualified in its entirety by reference to, the First Indenture Amendment, a copy of which is filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

•	the market prices of oil and natural gas;
•	volatility in the commodity-futures market;
•	financial market conditions and availability of capital;
•	future cash flows, credit availability and borrowings;
•	sources of funding for exploration and development;
•	our financial condition;
•	our ability to repay our debt;
•	the securities, capital or credit markets;
•	planned capital expenditures;
•	future drilling activity;
•	uncertainties about the estimated quantities of our oil and natural gas reserves;
•	production;
•	hedging arrangements;
•	litigation matters;
•	pursuit of potential future acquisition opportunities;
•	general economic conditions, either nationally or in the jurisdictions in which we are doing business;
•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;
•	public health crises, such as the coronavirus outbreak at the beginning of 2020, which has adversely impacted the price of crude oil and the global economy;
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

For additional information regarding known material factors that could cause our actual results to differ from projected results please read the rest of this report and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In March of 2020, the spot price of West Texas Intermediate (“WTI”) crude oil declined over 50% in response to reductions in global demand due to the Coronavirus Disease 2019 (“COVID-19”) pandemic and announcements by Saudi Arabia and Russia of plans to increase crude oil production. Following this unprecedented collapse in crude oil prices, Brent and WTI crude oil closed at $15 and $21 per barrel, respectively, on March 31, 2020. Since the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, crude oil and prices have declined further to record low levels. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions placing limitations on the mobility and ability to work of the worldwide population and the related impact on crude oil prices and the U.S. and global economy and capital markets is uncertain. Because we predominately produce natural gas and natural gas has not been impacted by the same market forces as crude oil, we expect to experience less of an impact from COVID-19 than many of our peers and believe that we could benefit from higher natural gas prices as associated production from oil wells decreases. However, the scope and length of this downturn and the ultimate effect on the price of natural gas cannot be determined and we could be adversely affected in future periods.

To mitigate the effects of the downturn to us, we have reduced our capital expenditures planned for 2020 by $15 million to $40 to $50 million, thereby conserving capital. We have initiated a company-wide cost reduction program eliminating outside services that are not core to our business. Additionally, we have substantial volumes of our production favorably hedged through the first quarter of 2022 and can further reduce our capital expenditures if necessary.

As a result of the steps we have taken to enhance our liquidity, we anticipate our cash on hand, cash from operations and our available borrowing capacity under our 2019 Senior Credit Facility will be sufficient to meet our investing, financing, and working capital requirements into 2021.

The economic effects of the COVID-19 pandemic has introduced significant volatility in the financial and commodity markets. We remain committed to the following priorities while navigating through this pandemic:

•	Ensure the health and safety of our employees and the contractors which provide services to us;
•	Continue to monitor the impact this pandemic has on demand for our products in addition to related commodity price impacts in order to adjust our business accordingly; and
•	Ensure we emerge from this event in as strong of a position as possible as we continue to move forward with our long-term strategies.

This pandemic could affect our operations or employees’ health; however, as of the date of this filing, we have not experienced a significant disruption to our operations and we have implemented a contingency plan, with most employees working remotely where possible in compliance with governmental orders and CDC recommendations.

Primary Operating Areas

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Caddo, DeSoto and Red River parishes, Louisiana and Angelina and Nacogdoches counties, Texas. We have acquired or farmed-in leases totaling approximately 40,300 gross (22,300 net) acres as of March 31, 2020 in the Haynesville Shale Trend. We completed and produced 5 gross (1.8 net) new wells in the first quarter of 2020 and had 8 gross (2.9 net) wells in the drilling or completions phase as of March 31, 2020. Our net production volumes from our Haynesville Shale Trend wells represented approximately 97% of our total equivalent production on a Mcfe basis and substantially all of our natural gas production for the first quarter of 2020. We are focusing on increasing our natural gas production volumes through increased drilling in the Haynesville Shale Trend, where we plan to focus all of our 2020 drilling efforts.

Tuscaloosa Marine Shale Trend

We have acquired approximately 47,700 gross (33,200 net) lease acres in the TMS as of March 31, 2020 with approximately 39,300 gross (33,000 net) acres held by production. We have 2 gross (1.7 net) TMS wells drilled and awaiting completion. Our net production volumes from our TMS wells represented approximately 2% of our total equivalent production on a Mcfe basis and 98% of our total oil production for the first quarter of 2020. Despite no capital expenditures, we are seeking to maintain production through strategic expense workover operations in the TMS.

Eagle Ford Shale Trend

We have retained approximately 4,300 net acres of undeveloped leasehold in the Eagle Ford Shale Trend in Frio County, Texas as of March 31, 2020, which is prospective for future development or sale.

Results of Operations

The item that had the most material financial effect on our net income of $3.0 million for the three months ended March 31, 2020 was the $9.1 million gain on derivatives not designated as hedges. The majority of the gain was attributable to $5.9 million in cash settlements of our natural gas derivative positions at prices lower than our fixed contract prices. Our operating expenses remained flat and our oil and gas revenues decreased due to the decline in oil and natural gas prices compared to the three months ended March 31, 2019.

The items that had the most material financial effect on our net income of $0.5 million for the three months ended March 31, 2019 were oil and gas revenues, transportation and processing expense and depletion, depreciation and amortization expense. All these items increased compared to the three months ended March 31, 2018, which was primarily attributable to production volume increases.

The following table reflects our summary operating information for the periods presented (in thousands, except for price and volume data). Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

Revenues from Operations

	Three Months Ended March 31,
(In thousands, except for price and average daily production data)	2020	2019	Variance
Revenues:
Natural gas	$21,169	$26,360	$(5,191)	(20)%
Oil and condensate	1,814	2,786	(972)	(35)%
Natural gas, oil and condensate	22,983	29,146	(6,163)	(21)%
Net Production:
Natural gas (Mmcf)	12,242	9,060	3,182	35%
Oil and condensate (MBbls)	38	47	(9)	(19)%
Total (Mmcfe)	12,471	9,342	3,129	33%
Average daily production (Mcfe/d)	137,042	103,795	33,247	32%
Average realized sales price per unit:
Natural gas (per Mcf)	$1.73	$2.91	$(1.18)	(41)%
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	$2.19	$2.73	$(0.54)	(20)%
Oil and condensate (per Bbl)	$47.64	$59.45	$(11.81)	(20)%
Oil and condensate (per Bbl) including the effect of realized losses on derivatives	$56.23	$57.06	$(0.83)	(1)%
Average realized price (per Mcfe)	$1.84	$3.12	$(1.28)	(41)%

Natural gas, oil and condensate revenues decreased by $6.2 million for the three months ended March 31, 2020 compared to the same period in 2019. The decrease was primarily driven by lower realized oil and natural gas prices partially offset by increased natural gas production volumes. The decline in oil and natural gas prices reduced revenues by $14.9 million and increased natural gas production offset by the decline in oil production increased revenue by $8.7 million compared to the prior year period.

Operating Expenses

As described below, total operating expenses increased $3.2 million to $27.3 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase in total operating expenses for the three months ended March 31, 2020 was primarily due to increased depreciation, depletion and amortization expense discussed further below.

	Three Months Ended March 31,
Operating Expenses (in thousands)	2020	2019	Variance
Lease operating expenses	$3,328	$3,335	$(7)	(0)%
Production and other taxes	863	631	232	37%
Transportation and processing	4,875	4,701	174	4%
Operating Expenses per Mcfe
Lease operating expenses	$0.27	$0.36	$(0.09)	(25)%
Production and other taxes	$0.07	$0.07	$-	0%
Transportation and processing	$0.39	$0.50	$(0.11)	(22)%

Lease Operating Expense

Lease operating expense (“LOE”) remained relatively flat at $3.3 million for three months ended March 31, 2020 compared to the same period in 2019, despite an increase in production. Per unit operating cost was $0.27 per Mcfe for the three months ended March 31, 2020 of which $0.04 per Mcfe was attributed to the $0.5 million in workover expense incurred. The decrease in per unit LOE not attributable to workover expense was due to our increased production from the Haynesville Shale Trend, which carries a much lower per unit LOE than our other properties.

Production and Other Taxes

Production and other taxes includes severance and ad valorem taxes. Severance taxes for the three months ended March 31, 2020 increased to $0.6 million, and ad valorem taxes remained flat at $0.3 million for the three months ended March 31, 2020 compared to the same period in 2019.

Severance taxes increased $0.2 million for the three months ended March 31, 2020 as compared with the same period in 2019 due to the expiration of the tax exemption on certain wells. The State of Louisiana has enacted an exemption from the existing 12.5% severance tax on oil and from the $0.122 per Mcf (from July 1, 2018 through June 30, 2019) and $0.125 per Mcf (which began on July 1, 2019) severance tax on natural gas for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) payout of the well. All of our recently drilled Haynesville Shale Trend wells in Northwest Louisiana are benefiting from this exemption.

Transportation and Processing

Transportation and processing expense for the three months ended March 31, 2020 increased $0.2 million compared to the same period in 2019, reflecting increased production from our Haynesville Shale Trend wells offset by decreased production from our non-operated properties. Our natural gas volumes from operated wells generally carry less transportation cost than those from wells we do not operate. Despite an increase in our operated natural gas production volumes between periods, our cost per Mcfe decreased in the first quarter of 2020 compared to the same period in 2019.

	Three Months Ended March 31,
Operating Expenses (in thousands):	2020	2019	Variance
Depreciation, depletion and amortization	$13,267	$10,046	$3,221	32%
General and administrative	4,914	5,310	(396)	(7)%
Other	-	10	(10)	(100)%
Operating Expenses per Mcfe
Depreciation, depletion and amortization	$1.06	$1.08	$(0.02)	(2)%
General and administrative	$0.39	$0.57	$(0.18)	(32)%
Other	$-	$-	$-	0%

Depreciation, Depletion and Amortization (“DD&A”)

DD&A expense is calculated on the Full Cost Method using the units of production method. The increase in DD&A expense was attributed primarily to increased production for the three months ended March 31, 2020 as compared to the same period in 2019.

General and Administrative (“G&A”)

The Company recorded $4.9 million in G&A expense for the three months ended March 31, 2020, which included non-cash expenses of $1.1 million for share-based compensation. G&A expense decreased for the three months ended March 31, 2020 by $0.4 million compared to the same period in 2019 primarily due to reduced stock compensation and legal fees partially offset by higher performance bonuses and employee benefits.

The Company recorded $5.3 million in G&A expense for the three months ended March 31, 2019, which included non-cash expenses of $1.5 million for share-based compensation.

Other Income (Expense)

	Three Months Ended March 31,
Other income (expense) (in thousands):	2020	2019	Variance
Interest expense	$(1,952)	$(3,657)	$(1,705)	(47)%
Interest income and other	119	6	113	1883%
Gain (loss) on commodity derivatives not designated as hedges	9,138	(1,008)	10,146	1007%

Average funded borrowings adjusted for debt discount	$102,456	$80,588	$21,868	27%
Average funded borrowings	$106,019	$84,490	$21,529	25%

Interest Expense

The Company's interest expense for the three months ended March 31, 2020 reflected interest payable in cash of $1.2 million incurred on the 2019 Senior Credit Facility (as defined below) and non-cash interest of $0.7 million incurred primarily on the Company's 13.50% Convertible Second Lien Senior Secured Notes due 2021 (the “New 2L Notes”), which included $0.4 million of paid in-kind interest, $0.1 million of amortization of debt discount, and $0.2 million in amortization of debt issuance costs.

The Company's interest expense for the three months ended March 31, 2019 reflected interest payable in cash of $0.5 million incurred on the 2017 Senior Credit Facility (as defined below) and non-cash interest of $3.2 million incurred on the Company's 13.50% Convertible Second Lien Senior Secured Notes due 2019 (the “Convertible Second Lien Notes”), which included $1.8 million of paid in-kind interest, $1.3 million of amortization of debt discount, and $0.1 million in amortization of debt issuance costs.

Gain (Loss) on Commodity Derivatives Not Designated as Hedges

The gain on commodity derivatives not designated as hedges of $9.1 million for the three months ended March 31, 2020 was comprised of a $6.0 million gain on cash settlement of natural gas and oil derivative contracts as well as a mark-to-market gain of $3.1 million, representing the change of the fair value of our open natural gas and oil derivative contracts.

Income Tax Benefit

We recorded no income tax expense or benefit for the three months ended March 31, 2020 or 2019. We maintained a valuation allowance at March 31, 2020, which resulted in no net deferred tax asset or liability appearing on our statement of financial position with the exception of a deferred tax asset related to alternative minimum tax (“AMT”) credits. We recorded this valuation allowance after an evaluation of all available evidence (including commodity prices and our recent history of tax net operating losses in 2018 and prior years) led to a conclusion that based upon the more-likely-than-not standard of the accounting literature our deferred tax assets were unrecoverable. The valuation allowance was $74.2 million as of December 31, 2019, which resulted in a net non-current deferred tax asset of $0.4 million appearing on our statement of financial position. The net $0.4 million deferred tax asset relates to AMT credits, which are expected to be fully refundable regardless of the Company's regular tax liability. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of March 31, 2020 aside from the deferred tax asset related to the AMT credits.

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

The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDA to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net income (US GAAP)	$3,036	$448
Interest expense	1,952	3,657
Depreciation, depletion and amortization	13,267	10,046
Share-based compensation expense (non-cash)	1,155	1,568
Gain on commodity derivatives not designated as hedges, not settled	(3,169)	(752)
Other items (1)	407	247
Adjusted EBITDA	$16,648	$15,214

(1)

Other items included $0.4 million and $0.3 million from the impact of accounting for operating leases under ASC 842 as well as interest income for the three months ended March 31, 2020 and 2019, respectively.

Management believes that this non-US GAAP financial measure provides useful information to investors because it is monitored and used by our management and widely used by professional research analysts in the valuation and investment recommendations of companies within the oil and natural gas exploration and production industry.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the first three months of 2020 were cash on hand and cash from operating activities. We used cash primarily to fund capital expenditures. We currently plan to fund our operations and capital expenditures for the remainder of 2020 through a combination of cash on hand, cash from operating activities and borrowing under our revolving credit facility, although we may from time to time consider the funding alternatives described below.

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

The 2019 Senior Credit Facility matures (a) May 14, 2024 or (b) December 3, 2021, if the New 2L Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 3, 2021, which is the date that is 180 days prior to the May 31, 2022 “Maturity Date” of the New 2L Notes. The 2019 Senior Credit Facility provides for a maximum credit amount of $500 million subject to a borrowing base limitation, which was originally $115 million. The borrowing base was increased to $125 million in August 2019 and was decreased to $120 million in May 2020. The borrowing base is scheduled to be redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders at their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

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

The New 2L Notes, as set forth in the indenture governing the New 2L Notes were scheduled to mature on May 31, 2021. In May 2020, the maturity date of the New 2L Notes was extended to May 31, 2022. The New 2L Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in-kind on the then outstanding principal amount of the New 2L Notes by increasing the principal amount of the outstanding New 2L Notes.

We exited the first quarter of 2020 with $1.3 million cash on hand and $92.9 million of outstanding borrowings with $32.1 million of availability under the 2019 Senior Credit Facility borrowing base of $125.0 million in effect as of March 31, 2020. Due to the timing of payment of our capital expenditures, we reflected a working capital deficit of $19.5 million as of March 31, 2020. To the extent we operate with a working capital deficit, we expect such deficit to be offset by liquidity available under our 2019 Senior Credit Facility.

Outlook

Our total capital expenditures for 2020 are expected to be approximately $40 to $50 million with flexibility to increase or decrease this amount based on the movement of commodity prices. We plan to focus all of our capital on drilling and development of our Haynesville Shale Trend natural gas properties in North Louisiana, and we currently contemplate drilling and developing 12 gross (4.2 net) wells utilizing improved completion techniques.

We believe the results of the capital investments we made in 2019 and the first quarter of 2020 will generate additional cash flows and additional value that will allow us to raise capital to continue our capital development in the future.

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

We have supported our cash flows with derivative contracts that covered approximately 52% of our natural gas sales volumes for the first three months of 2020 and 60% of our oil volumes for the first three months of 2020. For additional information on our derivative instruments see Note 8—“Commodity Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

To mitigate the effects of the downturn in commodity prices due to the effects of COVID-19, we have reduced our capital expenditures planned for 2020 thereby conserving capital. We have initiated a company-wide cost reduction program eliminating outside services that are not core to our business. Additionally, we have substantial volumes of our production favorably hedged through the first quarter of 2022 and can further reduce our capital expenditures if necessary.

As a result of the steps we have taken to enhance our liquidity, we anticipate our cash on hand, cash from operations and our available borrowing capacity under our 2019 Senior Credit Facility will be sufficient to meet our investing, financing, and working capital requirements into 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flow statement information:
Net cash:
Provided by operating activities	$14,850	$17,907
Used in investing activities	(15,038)	(26,970)
Provided by (used in) financing activities	(2)	4,995
Decrease in cash and cash equivalents	$(190)	$(4,068)

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations for the three months ended March 31, 2020 and 2019. Changes in working capital and net cash settlements related to our derivative contracts also impact cash flows. Net cash provided by operating activities for the three months ended March 31, 2020 was $14.9 million including operating cash flows before positive working capital changes of $15.4 million including a cash receipts of $6.0 million in settlement of derivative contracts. The decrease in cash provided by operating activities in the current quarter compared to the first quarter 2019 was primarily attributable to decreases in oil and natural gas revenues driven by decreased realized prices.

Investing activities: Net cash used in investing activities was $15.0 million for the three months ended March 31, 2020 which reflected cash expended on capital projects. We recorded $18.4 million in capital expenditures during the three months ended March 31, 2020. The difference in capital expenditures and cash expended on capital projects for the three months ended March 31, 2020 was attributed to a net capital accrual increase of $3.2 million and capitalization of $0.2 million of asset retirement and non-cash internal costs. During the three months ended March 31, 2020, we conducted drilling and completion operations on 12 gross (4.0 net) wells bringing 5 gross (1.8 net) wells on production with 10 gross (4.6 net) wells remaining in the drilling and completion process at March 31, 2020.

Financing activities: Net cash used in financing activities for the three months ended March 31, 2020 was immaterial while net cash provided by financing activities for the three months ended March 31, 2020 reflected primarily net borrowings under our 2019 Senior Credit Facility.

Debt consisted of the following balances as of the dates indicated (in thousands):

	March 31, 2020		December 31, 2019
	Principal	Carrying Amount	Principal	Carrying Amount
2019 Senior Credit Facility (1)	$92,900	$92,900	$92,900	$92,900
New 2L Notes (2)	13,407	12,189	12,969	11,535
Total debt	$106,307	$105,089	$105,869	$104,435

(1) The carrying amount for the 2019 Senior Credit Facility represents fair value as it was fully secured.

(2) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2021. The principal includes $1.4 million and $1.0 million of paid in-kind interest as of March 31, 2020 and December 31, 2019, respectively. The carrying value includes $1.0 million and $1.1 million of unamortized debt discount and $0.3 million and $0.3 million of unamortized issuance cost as of March 31, 2020 and December 31, 2019, respectively.

For additional information on our financing activities, see Note 4—“Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three months ended March 31, 2020.

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

Commodity Price Risk

Our most significant market risk relates to fluctuations in crude oil and natural gas prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash write-down of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. We have entered into natural gas and oil derivative instruments in order to reduce the price risk associated with production for the rest of 2020 of approximately 70,000 MMBtu per day and 212 barrels per day, respectively, in 2021 of approximately 42,500 MMBtu per day, in the first quarter of 2021, approximately 200 barrels per day, and in the first quarter of 2022, approximately 40,000 MMBtu per day. We did not enter into derivatives instruments for trading purposes. Utilizing actual derivative contractual volumes, a hypothetical increase of 10% in the underlying commodity prices would have decreased the derivative natural gas net asset position by $6.6 million and decreased the derivative oil asset position by $0.2 million as of March 31, 2020. Likewise, a hypothetical decrease of 10% in the underlying commodity prices would have increased the derivative natural gas net asset position by $6.2 million and increased the derivative oil asset position by $0.2 million as of March 31, 2020. Furthermore, a gain or loss would have been substantially offset by an increase or decrease, respectively, in the actual sales value of production covered by the derivative instruments.

Adoption of Comprehensive Financial Reform

The adoption of comprehensive financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of March 31, 2020, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

As of March 31, 2020, we did not have any material outstanding and pending litigation.

Item 1A—Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or future results.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6—Exhibits

3.1

Third Amended and Restated Certificate of Incorporation of Goodrich Petroleum Corporation, dated August 16, 2019, (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 333-12719) filed on August 21, 2019).

3.2

Second Amended and Restated Bylaws of Goodrich Petroleum Corporation, dated October 12, 2016, (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-214080) filed on October 12, 2016).

4.1*	First Amendment to Indenture and Notes, dated as of May 6, 2020, by and between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as the subsidiary guarantor, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 13.50% Convertible Second Lien Senior Secured Notes due 2022.
10.1*	First Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 16, 2019, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, SunTrust Bank, as Administrative Agent, and the Lenders party thereto.
10.2*	Second Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 6, 2020, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, SunTrust Bank, as Administrative Agent, and the Lenders party thereto.
31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: May 7, 2020	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: May 7, 2020	By:	/S/ Robert T. Barker
Robert T. Barker
Senior Vice President and Chief Financial Officer