Form 10-Q
period 2020-06-30
GOODRICH PETROLEUM CORP
filed 2020-08-11
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The Registrant had 12,655,785 shares of common stock outstanding on August 11, 2020.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,564	$1,452
Accounts receivable, trade and other, net of allowance	1,620	1,131
Accrued oil and natural gas revenue	7,593	11,345
Fair value of oil and natural gas derivatives	4,424	8,537
Inventory	234	234
Prepaid expenses and other	487	549
Total current assets	15,922	23,248
PROPERTY AND EQUIPMENT:
Unevaluated properties	104	123
Oil and natural gas properties (full cost method)	331,367	302,859
Furniture, fixtures and equipment and other capital assets	4,518	4,450
	335,989	307,432
Less: Accumulated depletion, depreciation and amortization	(126,590)	(94,124)
Net property and equipment	209,399	213,308
Fair value of oil and natural gas derivatives	-	31
Deferred tax asset	-	393
Other	2,092	2,338
TOTAL ASSETS	$227,413	$239,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,634	$26,348
Fair value of oil and natural gas derivatives	352	-
Accrued liabilities	9,534	16,615
Total current liabilities	36,520	42,963
Long term debt, net	107,925	104,435
Accrued abandonment cost	4,423	4,169
Fair value of oil and natural gas derivatives	4,148	2,786
Other non-current liabilities	-	800
Total liabilities	153,016	155,153
Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	-	-
Common stock: $0.01 par value, 75,000,000 shares authorized, and 12,664,078 and 12,532,550 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	127	125
Treasury stock (38,467 and zero shares, respectively)	(272)	-
Additional paid in capital	84,429	81,305
Accumulated earnings (deficit)	(9,887)	2,735
Total stockholders’ equity	74,397	84,165
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,413	$239,318

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Oil and natural gas revenues	$20,471	$31,886	$43,454	$61,032
Other	3	(2)	6	(8)
	20,474	31,884	43,460	61,024
OPERATING EXPENSES:
Lease operating expense	3,225	2,978	6,553	6,313
Production and other taxes	907	624	1,770	1,255
Transportation and processing	5,375	5,754	10,250	10,455
Depreciation, depletion and amortization	11,876	13,299	25,143	23,345
General and administrative	4,522	4,936	9,436	10,246
Impairment of oil and natural gas properties	6,847	-	6,847	-
Other	(10)	(59)	(2)	(49)
	32,742	27,532	59,997	51,565
Operating income (loss)	(12,268)	4,352	(16,537)	9,459
OTHER INCOME (EXPENSE):
Interest expense	(1,725)	(3,398)	(3,677)	(7,055)
Interest income and other expense	23	18	142	24
Gain (loss) on commodity derivatives not designated as hedges	(1,688)	12,653	7,450	11,645
Loss on early extinguishment of debt	-	(1,846)	-	(1,846)
	(3,390)	7,427	3,915	2,768

Income (loss) before income taxes	(15,658)	11,779	(12,622)	12,227
Income tax benefit	-	-	-	-
Net income (loss)	$(15,658)	$11,779	$(12,622)	$12,227
PER COMMON SHARE
Net income (loss) per common share - basic	$(1.25)	$0.96	$(1.01)	$1.00
Net income (loss) per common share - diluted	$(1.25)	$0.82	$(1.01)	$0.85
Weighted average shares of common stock outstanding - basic	12,540	12,211	12,536	12,181
Weighted average shares of common stock outstanding - diluted	12,540	14,581	12,536	14,498

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,622)	$12,227
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	25,143	23,345
Impairment of oil and natural gas properties	6,847	-
Right of use asset depreciation	626	626
Gain on commodity derivatives not designated as hedges	(7,450)	(11,645)
Net cash received for settlement of derivative instruments	13,308	213
Share-based compensation (non-cash)	2,529	3,148
Amortization of finance cost, debt discount, paid in-kind interest and accretion	1,529	7,445
Other	(13)	12
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(83)	(1,916)
Accrued oil and natural gas revenue	3,752	(1,405)
Prepaid expenses and other	51	131
Accounts payable	286	10,163
Accrued liabilities	(2,823)	(1,091)
Net cash provided by operating activities	31,080	41,253
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,196)	(55,066)
Proceeds from sale of assets	-	1,284
Net cash used in investing activities	(33,196)	(53,782)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	-	(49,500)
Proceeds from bank borrowings	2,500	106,900
Repayment of Convertible Second Lien Notes	-	(56,728)
Proceeds from New 2L Notes	-	12,000
Issuance cost, net	-	(2,000)
Purchase of treasury stock	(272)	(542)
Net cash provided by financing activities	2,228	10,130
Increase (decrease) in cash and cash equivalents	112	(2,399)
Cash and cash equivalents, beginning of period	1,452	4,068
Cash and cash equivalents, end of period	$1,564	$1,669
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,147	$1,681
Decrease in non-cash capital expenditures	$(5,058)	$(1,019)

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	Earnings (Deficit)	Equity
Balance at December 31, 2018	-	$-	12,151	$122	$74,861	-	$-	$(10,553)	$64,430
Net income	-	-	-	-	-	-	-	448	448
Share-based compensation	-	-	-	-	1,745	-	-	-	1,745
Treasury stock activity	-	-	1	-	-	-	(5)	-	(5)
Balance at March 31, 2019	-	$-	12,152	$122	$76,606	-	$(5)	$(10,105)	$66,618
Net income	-	-	-	-	-	-	-	11,779	11,779
Share-based compensation	-	-	-	-	1,765	-	-	-	1,765
New 2L Notes conversion	-	-	-	-	1,429	-	-		1,429
Convertible Second Lien Notes warrant exercises	-	-	150	1	(20)	-	-		(19)
Treasury stock activity	-	-	-	-	-	(47)	(538)	-	(538)
Balance at June 30, 2019	-	$-	12,302	$123	$79,780	(47)	$(543)	$1,674	$81,034

Balance at December 31, 2019	-	$-	12,533	$125	$81,305	-	$-	$2,735	$84,165
Net income	-	-	-	-	-	-	-	3,036	3,036
Share-based compensation	-	-	-	-	1,309	-	-	-	1,309
Treasury stock activity	-	-	1	-	-	-	(2)	-	(2)
Balance at March 31, 2020	-	$-	12,534	$125	$82,614	-	$(2)	$5,771	$88,508
Net loss	-	-	-	-	-	-	-	(15,658)	(15,658)
Share-based compensation	-	-	-	-	1,533	-	-	-	1,533
Discount from New 2L Notes Modification (See Note 4)	-	-	-	-	282	-	-	-	282
Treasury stock activity	-	-	130	2	-	(38)	(270)	-	(268)
Balance at June 30, 2020	-	$-	12,664	$127	$84,429	(38)	$(272)	$(9,887)	$74,397

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

Basis of Presentation

The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly, certain information normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) has been condensed or omitted. This information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The impact of the COVID-19 pandemic and related economic, business and market disruptions is both on-going and continuing to evolve, and its future effects are uncertain. The Company has seen impacts related to COVID-19 on oil price fluctuations due to market uncertainty. The full impact of COVID-19 and related market impacts on the Company will depend on many factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or the Company. As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows

Principles of Consolidation—The consolidated financial statements include the financial statements of the Company and the Subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. Certain data in prior periods’ financial statements have been adjusted to conform to the presentation of the current period. We have evaluated subsequent events through the date of this filing.

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

Accounts Payable—Accounts payable consisted of the following amounts as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Trade payables	$13,583	$11,461
Revenue payables	12,186	14,483
Prepayments from partners	488	-
Miscellaneous payables	377	404
Total Accounts payable	$26,634	$26,348

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities—Accrued liabilities consisted of the following amounts as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Accrued capital expenditures	$1,117	$6,175
Accrued lease operating expense	962	989
Accrued production and other taxes	970	430
Accrued transportation and gathering	2,445	2,258
Accrued performance bonus	1,907	4,642
Accrued interest	209	208
Accrued office lease	1,521	1,414
Accrued general and administrative expense and other	403	499
Total Accrued liabilities	$9,534	$16,615

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

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and thereby subject to DD&A and the full cost ceiling test. For the three months ended June 30, 2020 and 2019, we transferred less than $0.1 million and $0.1 million, respectively, from unevaluated properties to proved oil and natural gas properties. For the six months ended June 30, 2020 and 2019, we transferred less than $0.1 million and $0.2 million, respectively, from unevaluated properties to proved oil and natural gas properties. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

Under the Full Cost Method, we amortize our investment in oil and natural gas properties through DD&A expense using the units of production method. An amortization rate is calculated based on total proved reserves converted to equivalent thousand cubic feet of natural gas (“Mcfe”) as the denominator and the net book value of the evaluated oil and gas asset together with the estimated future development cost of the proved undeveloped reserves as the numerator. The rate calculated per Mcfe is applied against the periods' production also converted to Mcfe to arrive at the periods' DD&A expense.

Depreciation of furniture, fixtures and equipment, consisting of office furniture, computer hardware and software and leasehold improvements, is computed using the straight-line method over their estimated useful lives, which vary from three to five years.

Full Cost Ceiling Test—The Full Cost Method requires that at the conclusion of each financial reporting period, the present value of estimated future net cash flows from proved reserves (adjusted for hedges and excluding cash flows related to estimated abandonment costs), be compared to the net capitalized costs of proved oil and natural gas properties, net of related deferred taxes. This comparison is referred to as a “ceiling test.” If the net capitalized costs of proved oil and natural gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. Estimated future net cash flows from proved reserves are calculated based on a 12-month average pricing assumption.

The Full Cost Ceiling Test performed as of June 30, 2020 and 2019 resulted in $6.8 million and zero write-down of the oil and gas properties, respectively. The low commodity prices experienced in the first half of 2020 lowered the latest 12-month average price used in the ceiling test resulting in the present value of future net cash flows being lower than our capitalized cost. We may continue to be required to impair our oil and gas properties in the future, if commodity prices do not recover to previous period levels.

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

As of June 30, 2020 and December 31, 2019, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

Revenue Recognition—Oil and natural gas revenues are generally recognized upon delivery of our produced oil and natural gas volumes to our customers. We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. As of June 30, 2020 and December 31, 2019, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted. See Note 2.

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

Guarantee—As of June 30, 2020, Goodrich Petroleum Company, LLC, the wholly owned subsidiary of Goodrich Petroleum Corporation, was the Subsidiary Guarantor of our New 2L Notes (as defined below). The parent company has no independent assets or operations, the guarantee is full and unconditional, and the parent has no subsidiaries other than Goodrich Petroleum Company, LLC.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments is this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by this ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. We are evaluating the expected impact these amendments and reference rate reform will have on our consolidated financial statements and various contracts.

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

We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. As of June 30, 2020 and December 31, 2019, receivables from contracts with customers were $7.6 million and $11.3 million, respectively.

The following table presents our oil and natural gas revenues disaggregated by revenue source and by operated and non-operated properties for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues

Operated	$1,029	$15,353	$-	$16,382	$2,750	$34,491	$-	$37,241
Non-operated	408	3,680	1	4,089	501	5,708	4	6,213
Total oil and natural gas revenues	$1,437	$19,033	$1	$20,471	$3,251	$40,199	$4	$43,454

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues

Operated	$2,805	$25,163	$-	$27,968	$5,516	$45,337	$-	$50,853
Non-operated	139	3,775	4	3,918	214	9,957	8	10,179
Total oil and natural gas revenues	$2,944	$28,938	$4	$31,886	$5,730	$55,294	$8	$61,032

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the six months ended June 30, 2020 is as follows (in thousands):

Six Months Ended June 30, 2020
Beginning balance at December 31, 2019	$4,169
Liabilities incurred	117
Dispositions	(12)
Accretion expense	149
Ending balance at June 30, 2020	$4,423
Current liability	-
Long term liability	$4,423

NOTE 4—Debt

Debt consisted of the following balances as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Principal	Carrying Amount	Principal	Carrying Amount
2019 Senior Credit Facility (1)	$95,400	$95,400	$92,900	$92,900
New 2L Notes (2)	13,859	12,525	12,969	11,535
Total debt	$109,259	$107,925	$105,869	$104,435

(1) The carrying amount for the 2019 Senior Credit Facility represents fair value as it was fully secured.

(2) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2022. The principal includes $1.9 million and $1.0 million of paid in-kind interest as of June 30, 2020 and December 31, 2019, respectively. The carrying value includes $1.1 million and $1.1 million of unamortized debt discount and $0.2 million and $0.3 million of unamortized issuance cost as of June 30, 2020 and December 31, 2019, respectively.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount, accretion and financing costs) and the effective interest rate on the liability component of debt for the three and six months ended June 30, 2020 and 2019 (amounts in thousands, except effective interest rates):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
2017 Senior Credit Facility	$-	—%	$364	8.2%	$-	—%	$872	7.2%
2019 Senior Credit Facility	1,106	4.6%	695	5.9%	2,405	5.1%	695	5.9%
Convertible Second Lien Notes (1)	-	—%	2,155	23.9%	-	—%	5,304	24.1%
New 2L Notes (2)	619	20.0%	184	20.5%	1,272	21.0%	184	20.5%
Total interest expense	$1,725		$3,398		$3,677		$7,055

(1) The Convertible Second Lien Notes had a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 23.9% and 24.1%, respectively, for the three and six months ended June 30, 2019. Interest expense for the three months ended June 30, 2019 included $0.9 million of debt discount amortization and $1.2 million of paid in-kind interest, and interest expense for the six months ended June 30, 2019 included $2.3 million of debt discount amortization and $3.0 million of paid in-kind interest.

(2) The New 2L Notes have a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 19.9% and 20.9%, respectively, for the three and six months ended June 30, 2020 and 20.5% for the three and six months ended June 30, 2019. Interest expense for the three months ended June 30, 2020 included $0.1 million of debt discount amortization and $0.5 million of accrued interest to be paid in-kind, and interest expense for the six months ended June 30, 2020 included $0.3 million of debt discount amortization and $0.9 million of accrued interest to be paid in-kind. Interest expense for the three and six months ended June 30, 2019 included less than $0.1 million of debt discount amortization and $0.1 million of accrued interest to be paid in-kind.

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

The 2019 Senior Credit Facility matures on (a) May 14, 2024 or (b) December 3, 2021, if the New 2L Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 3, 2021, which is the date that is 180 days prior to the May 31, 2022 “Maturity Date” of the New 2L Notes. The 2019 Senior Credit Facility provides for a maximum credit amount of $500 million subject to a borrowing base limitation, which was $120 million as of June 30, 2020. The borrowing base is scheduled to be redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

All amounts outstanding under the 2019 Senior Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) the alternative base rate plus an applicable margin ranging from 1.50% to 2.50%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin from 2.50% to 3.50%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2019 Senior Credit Facility are subject to a commitment fee ranging from 0.375% to 0.50%, depending on the percentage of the borrowing base that is utilized. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2019 Senior Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. As of June 30, 2020, the weighted average interest rate on the borrowings from the 2019 Senior Credit Facility was 3.99%. The obligations under the 2019 Credit Agreement are guaranteed by the Company and secured by a first lien security interest in substantially all of the assets of the Company and the Borrower.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020, the Company had $95.4 million of borrowings outstanding under the 2019 Senior Credit Facility. The Company also had $2.0 million of unamortized debt issuance costs recorded as of June 30, 2020 related to the 2019 Senior Credit Facility.

As of June 30, 2020, the Company was in compliance with all covenants within the 2019 Senior Credit Facility.

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

Upon issuance of the New 2L Notes on May 31, 2019, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, we recorded a debt discount of $1.4 million, thereby reducing the $12.0 million carrying value upon issuance to $10.6 million and recorded an equity component of $1.4 million. The equity component was valued using a binomial model. Prior to the maturity extension in May 2020, the debt discount was amortized using the effective interest rate method based upon an original term through May 31, 2021. Upon the maturity extension in May 2020, an additional $0.3 million of debt discount was recorded, and the debt discount began to be amortized using the effective interest rate method based upon the maturity date of May 31, 2022.

As of June 30, 2020, $1.1 million of debt discount and $0.2 million of debt issuance costs remained to be amortized on the New 2L Notes.

As of June 30, 2020, the Company was in compliance with all covenants within the New 2L Notes Indenture.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Equity

During the three and six months ended June 30, 2020, the Company had vestings of its share-based compensation units upon the retirement of certain employees which resulted in the issuance of approximately 130,000 common stock shares. The Company withheld shares for payment of $0.3 million in taxes due upon vesting resulting in approximately 38,000 shares held in treasury as of June 30, 2020. During the three and six months ended June 30, 2019, the Company did not have a material vesting of its share-based compensation units.

NOTE 6—Net Income (Loss) Per Common Share

Net income applicable to common stock was used as the numerator in computing basic and diluted net income (loss) per common share for the three and six months ended June 30, 2020 and 2019. The Company used the treasury stock method in determining the effects of potentially dilutive restricted stock. The following table sets forth information related to the computations of basic and diluted net income (loss) per common share:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(Amounts in thousands, except per share data)
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$(15,658)	$11,779	$(12,622)	$12,227
Weighted average shares of common stock outstanding	12,540	12,211	12,536	12,181
Basic net income (loss) per common share	$(1.25)	$0.96	$(1.01)	$1.00

Diluted net income (loss) per common share:
Net income (loss) applicable to common stock	$(15,658)	$11,779	$(12,622)	$12,227
Interest, discount and amortization on New 2L Notes	-	107	-	107
Adjusted net income (loss) per common share	$(15,658)	$11,886	$(12,622)	$12,334
Weighted average shares of common stock outstanding	12,540	12,211	12,536	12,181
Common shares issuable upon conversion of the New 2L Notes	-	569	-	569
Common shares issuable upon conversion of warrants of unsecured claim holders	-	1,282	-	1,282
Common shares issuable on assumed conversion of restricted stock **	-	519	-	466
Diluted weighted average shares of common stock outstanding	12,540	14,581	12,536	14,498
Diluted net income (loss) per common share (1) (2) (3)	$(1.25)	$0.82	$(1.01)	$0.85

(1) Common shares issuable upon conversion of the New 2L Notes not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the three and six months ended June 30, 2020.	650	-	650	-
(2) Common shares issuable upon conversion of the unsecured claims warrants not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the three and six months ended June 30, 2020.	1,328	-	1,328	-
(3) Common shares issuable upon conversion of the restricted stock not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the three and six months ended June 30, 2020. **	273	-	136	-

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Income Taxes

We recorded no income tax expense or benefit for the three and six months ended June 30, 2020 or 2019. We maintained a valuation allowance at June 30, 2020, which resulted in no net deferred tax asset or liability appearing on our statement of financial position with the exception of a current tax receivable related to alternative minimum tax (“AMT”) credits. We recorded this valuation allowance after an evaluation of all available evidence (including commodity prices and our recent history of tax net operating losses in 2018 and prior years) led to a conclusion that based upon the more-likely-than-not standard of the accounting literature our deferred tax assets were unrecoverable. The valuation allowance was $74.2 million as of December 31, 2019, which resulted in a net non-current deferred tax asset of $0.4 million appearing on our statement of financial position at that time. The net $0.4 million deferred tax asset was reclassed to a current receivable as of June 30, 2020 and relates to AMT credits and accrued interest which are expected to be fully refunded in the third quarter of 2020. The valuation allowance has no impact on our net operating loss (“NOL”) position for tax purposes, and if we generate taxable income in future periods, we may be able to use our NOLs to offset taxable income at that time subject to any applicable tax limitations on the NOLs. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of June 30, 2020.

As of June 30, 2020, we have no unrecognized tax benefits. There were no significant changes to our tax position since December 31, 2019.

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

The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Oil and Natural Gas Derivatives (in thousands)
Gain on commodity derivatives not designated as hedges, settled	$7,339	$1,973	$13,308	$213
Gain (loss) on commodity derivatives not designated as hedges, not settled	(9,027)	10,680	(5,858)	11,432
Total gain (loss) on commodity derivatives not designated as hedges	$(1,688)	$12,653	$7,450	$11,645

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivatives are approved by the Hedging Committee of our Board, and reviewed periodically by the Board.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counter-parties. Neither our counter-parties nor we require any collateral upon entering into derivative contracts. We would have been at risk of losing $2.7 million and $0.4 million had RBC Capital Markets and Truist Bank, respectively, been unable to fulfill their obligations as of June 30, 2020. Included in net gain on cash settlements of natural gas and oil derivatives contracts for the three and six months ended June 30, 2020 was a $1.8 million gain from the cash settlement at the end of the quarter of our July 2020 natural gas derivative contracts.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020, the open positions on our outstanding commodity derivative contracts, all of which were with Truist Bank, RBC Capital Markets, ARM Energy and Citizens Commercial Banking were as follows:

Contract Type	Average Daily Volume	Total Volume	Weighted Average Fixed Price	Fair Value at June 30, 2020 (In thousands)
Oil swaps (Bbls)
2020	205	37,720	$57.95	$691
2021 (through March 31, 2021)	200	18,000	$56.58	295
Total oil				$986
Natural Gas swaps (MMBtu)
2020	45,000	6,824,000	$2.58	$3,308
2021	48,000	17,589,000	$2.51	(1,420)
2022 (through March 31, 2022)	50,000	4,500,000	$2.45	(1,109)
Natural Gas collars (MMBtu)
2020	25,000	3,825,000	$2.40 - $2.62	$1,382
2021 (through March 31, 2021)	27,000	2,430,000	$2.40 - $2.62	(672)
Natural Gas basis swaps (MMBtu)
2020	50,000	9,200,000	$0.209	$(127)
2021	50,000	18,250,000	$0.209	(296)
2022	50,000	18,250,000	$0.209	(515)
2023	50,000	18,250,000	$0.209	(624)
2024	50,000	18,300,000	$0.209	(989)
Total natural gas				$(1,062)
Total oil and natural gas				$(76)

During the second quarter of 2020 we entered into the following contracts with Truist Bank, RBC Capital Markets and Citizens Commercial Banking:

Contract Type	Daily Volume	Weighted Average Fixed Price	Contract Start Date	Contract Termination
Natural gas swap (MMBtu)	10,000	$2.65	April 1, 2021	September 30, 2021
Natural gas swap (MMBtu)	10,000	$2.66	April 1, 2021	March 31, 2022

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each Level as of June 30, 2020 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1—“Description of Business and Significant Accounting Policies” for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

Description	Level 1	Level 2	Level 3	Total
Fair value of oil and natural gas derivatives - Current Assets	$-	$4,424	$-	$4,424
Fair value of oil and natural gas derivatives - Non-current Assets	-	-	-	-
Fair value of oil and natural gas derivatives - Current Liabilities	-	(352)	-	(352)
Fair value of oil and natural gas derivatives - Non-current Liabilities	-	(4,148)	-	(4,148)
Total	$-	$(76)	$-	$(76)

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter-party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
Fair Value of Oil and Natural Gas Derivatives	Gross	Amount	As	Gross	Amount	As
(in thousands)	Amount	Offset	Presented	Amount	Offset	Presented
Fair value of oil and natural gas derivatives - Current Assets	$7,174	$(2,750)	$4,424	$9,401	$(864)	$8,537
Fair value of oil and natural gas derivatives - Non-current Assets	446	(446)	-	847	(816)	31
Fair value of oil and natural gas derivatives - Current Liabilities	(3,102)	2,750	(352)	(864)	864	-
Fair value of oil and natural gas derivatives - Non-current Liabilities	(4,594)	446	(4,148)	(3,602)	816	(2,786)
Total	$(76)	$-	$(76)	$5,782	$-	$5,782

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Commitments and Contingencies

We are party to various lawsuits from time to time arising in the normal course of business, including, but not limited to, royalty, contract, personal injury, and environmental claims. We have established reserves as appropriate for all such proceedings and intend to vigorously defend these actions. Management believes, based on currently available information, that adverse results or judgments from such actions, if any, would not have been material to our consolidated financial position, results of operations or liquidity for the three and six months ended June 30, 2020 and 2019.

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

The lease cost components for the three and six months ended June 30, 2020 and 2019 are classified as follows:

(in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Consolidated Statements of Operations Classification
Building lease cost	$385	$403	$770	$756	General and administrative expense
Variable lease cost (1)	6	48	25	95	General and administrative expense
	$391	$451	$795	$851

(1) Includes building operating expenses.

The following are additional details related to our lease portfolio as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019	Consolidated Balance Sheets Classification
Lease asset, gross	$2,922	$2,922	Furniture, fixtures and equipment and other capital assets
Accumulated depreciation	(1,878)	(1,252)	Accumulated depletion, depreciation and amortization
Lease asset, net	$1,044	$1,670

Current lease liability	$1,521	$1,414	Accrued liabilities
Non-current lease liability	-	800	Other non-current liabilities
Total lease liabilities	$1,521	$2,214

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents operating lease liability maturities as of June 30, 2020:

(in thousands)	June 30, 2020
2020	$770
2021	813
2022	-
2023	-
2024	-
Thereafter	-
Total lease payments	$1,583
Less imputed interest	62
Present value of lease liabilities	$1,521

As of June 30, 2020, our office building operating lease has a weighted-average remaining lease term of 0.8 years and a weighted-average discount rate of 8.0 percent. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million for both the three and six months ended June 30, 2020 and 2019.

NOTE 11—COVID-19 Pandemic

The impact of the COVID-19 pandemic and related economic, business and market disruptions is both on-going and continuing to evolve, and its future effects are uncertain. The Company has seen impacts related to COVID-19 on oil price fluctuations due to market uncertainty.

Starting in May 2020, as COVID-19 appeared to decrease or stabilize in certain areas, certain local, regional and national authorities began to loosen restrictions in various locations. While this relaxation of restrictions has led to an increased demand for oil and natural gas through improved general economic conditions, there has also been a resurgence of COVID-19 cases in June and continuing into July that could result in the reinstatement of restrictions, which could lower demand for oil and natural gas.

Because we predominately produce natural gas and natural gas has not been impacted by the same market forces as crude oil, we have experienced less of an impact from COVID-19 than many of our peers. However, the scope and length of the economic downturn in the face of COVID-19 and the ultimate effect on the price of natural gas and oil cannot be determined, and we could be adversely affected in future periods. Management is actively monitoring the impact on the Company’s results of operations, financial position, and liquidity in fiscal year 2020.

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

•	the market prices of oil and natural gas;
•	volatility in the commodity-futures market;
•	financial market conditions and availability of capital;
•	future cash flows, credit availability and borrowings;
•	sources of funding for exploration and development;
•	our financial condition;
•	our ability to repay our debt;
•	the securities, capital or credit markets;
•	planned capital expenditures;
•	future drilling activity;
•	uncertainties about the estimated quantities of our oil and natural gas reserves;
•	production;
•	hedging arrangements;
•	litigation matters;
•	pursuit of potential future acquisition opportunities;
•	general economic conditions, either nationally or in the jurisdictions in which we are doing business;
•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;
•	public health crises, such as the COVID-19 pandemic, which has adversely impacted the demand for and price of crude oil and the global economy;
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

The Coronavirus Disease 2019 (“COVID-19”) pandemic and related economic repercussions have created significant volatility, uncertainty and turmoil in the oil and gas industry. Throughout the first half of 2020, the effect of COVID-19 has lowered the demand for oil and natural gas and, in conjunction with the initial failure of Russia and OPEC to agree on production levels, resulted in an oversupply of crude oil with significant downward pressure on oil and natural gas prices. West Texas Intermediate crude oil closed at $21 per barrel on March 31, 2020 and generally remained at that level or lower through May 2020. In the second quarter of 2020, Russia and OPEC reached a supply curtailment agreement which has resulted in a gradual increase in oil and gas prices although not enough to alleviate the oversupply caused by lack of demand caused by COVID-19. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions placing limitations on the mobility and ability to work of the worldwide population and the related impact on crude oil prices and the U.S. and global economy and capital markets remains uncertain. Because we predominately produce natural gas and natural gas has not been impacted by the same market forces as crude oil, we have experienced less of an impact from COVID-19 than many of our peers. However, the scope and length of this downturn and the ultimate effect on the price of natural gas cannot be determined and we could be adversely affected in future periods.

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

We remain committed to the following priorities while navigating through the COVID-19 pandemic:

•	Ensure the health and safety of our employees and the contractors which provide services to us;
•	Continue to monitor the impact the COVID-19 pandemic has on demand for our products in addition to related commodity price impacts in order to adjust our business accordingly; and
•	Ensure we emerge from the COVID-19 pandemic and current oil and natural gas price environment in as strong of a position as possible as we continue to move forward with our long-term strategies.

While the potential still exists for the COVID-19 pandemic to adversely affect our operations or employees’ health, as of the date of this filing, we have not experienced a significant disruption to our operations and we have implemented a contingency plan, with most employees working remotely where possible in compliance with governmental orders and CDC recommendations.

Primary Operating Areas

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Caddo, DeSoto and Red River parishes, Louisiana and Angelina and Nacogdoches counties, Texas. We have acquired or farmed-in leases totaling approximately 40,800 gross (22,800 net) acres as of June 30, 2020 in the Haynesville Shale Trend. We completed and produced 1 gross (0.8 net) new wells in the second quarter of 2020 and had 11 gross (3.0 net) wells in the drilling or completions phase as of June 30, 2020. Our net production volumes from our Haynesville Shale Trend wells represented approximately 97% of our total equivalent production on a Mcfe basis and substantially all of our natural gas production for the second quarter of 2020. We are focusing on increasing our natural gas production volumes through increased drilling in the Haynesville Shale Trend, where we plan to focus all of our 2020 drilling efforts.

Tuscaloosa Marine Shale Trend

We have acquired approximately 47,800 gross (33,200 net) lease acres in the TMS as of June 30, 2020 with approximately 39,300 gross (33,000 net) acres held by production. We have 2 gross (1.7 net) TMS wells drilled and awaiting completion. Our net production volumes from our TMS wells represented approximately 1% of our total equivalent production on a Mcfe basis and 85% of our total oil production for the second quarter of 2020. Despite no capital expenditures, we are seeking to maintain production through strategic expense workover operations in the TMS.

Eagle Ford Shale Trend

We have retained approximately 4,300 net acres of undeveloped leasehold in the Eagle Ford Shale Trend in Frio County, Texas as of June 30, 2020, which is prospective for future development or sale.

Results of Operations

The items that had the most material financial effect on our net loss of $15.7 million and $12.6 million for the three and six months ended June 30, 2020, compared to prior respective periods, were the decrease in revenues as a result of a substantial drop in oil and natural gas prices in addition to a mark-to-market loss on unsettled derivative contracts and an impairment expense. Please see “Revenues from Operations”, “Gain (Loss) on Commodity Derivatives Not Designated as Hedges” and “Impairment Expense” below for further discussion.

The item that had the most material financial effect on our net income of $11.8 million for the three months ended June 30, 2019 was a $12.7 million gain on derivatives not designated as hedges. The majority of the gain was attributable to mark-to-market valuation of our derivative positions due to natural gas futures prices being lower than our fixed prices. The items that had the most material financial effect on our net income of $12.2 million for the six months ended June 30, 2019 in addition to the derivative gains mentioned above were oil and gas revenues, transportation and processing expense and depletion, depreciation and amortization expense. All these items increased compared to the six months ended June 30, 2018, which was primarily attributable to production volume increases.

The following table reflects our summary operating information for the periods presented (in thousands, except for price and volume data). Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

Revenues from Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except for price and average daily production data)	2020	2019	Variance		2020	2019	Variance
Revenues:
Natural gas	$19,034	$28,942	$(9,908)	(34)%	$40,203	$55,302	$(15,099)	(27)%
Oil and condensate	1,437	2,944	(1,507)	(51)%	3,251	5,730	(2,479)	(43)%
Natural gas, oil and condensate	20,471	31,886	(11,415)	(36)%	43,454	61,032	(17,578)	(29)%
Net Production:
Natural gas (Mmcf)	12,349	12,305	44	0%	24,591	21,366	3,225	15%
Oil and condensate (MBbls)	36	45	(9)	(20)%	74	92	(18)	(20)%
Total (Mmcfe)	12,562	12,577	(15)	(0)%	25,033	21,918	3,115	14%
Average daily production (Mcfe/d)	138,046	138,208	(162)	(0)%	137,544	121,096	16,448	14%
Average realized sales price per unit:
Natural gas (per Mcf)	$1.54	$2.35	$(0.81)	(34)%	$1.63	$2.59	$(0.96)	(37)%
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	$2.08	$2.54	$(0.46)	(18)%	$2.14	$2.62	$(0.48)	(18)%
Oil and condensate (per Bbl)	$40.41	$65.00	$(24.59)	(38)%	$44.15	$62.18	$(18.03)	(29)%
Oil and condensate (per Bbl) including the effect of realized gains/losses on derivatives	$58.55	$59.28	$(0.73)	(1)%	$57.35	$58.16	$(0.81)	(1)%
Average realized price (per Mcfe)	$1.63	$2.54	$(0.91)	(36)%	$1.74	$2.78	$(1.04)	(37)%

Natural gas, oil and condensate revenues decreased by $11.4 million and $17.6 million, respectively, for the three and six months ended June 30, 2020 compared to the same periods in 2019. The decrease was primarily driven by lower realized oil and natural gas prices, partially offset for the six month period by increased natural gas production volumes.

Operating Expenses

As described below, total operating expenses increased $5.2 million and $8.4 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increase in total operating expenses for the three months ended June 30, 2020 was primarily due to impairment expense offset by lower depreciation, depletion and amortization expense. The increase in total operating expenses for the six months ended June 30, 2020 was primarily due to increased depreciation, depletion and amortization expense and impairment expense.

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses (in thousands)	2020	2019	Variance		2020	2019	Variance
Lease operating expenses	$3,225	$2,978	$247	8%	$6,553	$6,313	$240	4%
Production and other taxes	907	624	283	45%	1,770	1,255	515	41%
Transportation and processing	5,375	5,754	(379)	(7)%	10,250	10,455	(205)	(2)%
Operating Expenses per Mcfe
Lease operating expenses	$0.26	$0.24	$0.02	8%	$0.26	$0.29	$(0.03)	(10)%
Production and other taxes	$0.07	$0.05	$0.02	40%	$0.07	$0.06	$0.01	17%
Transportation and processing	$0.43	$0.46	$(0.03)	(7)%	$0.42	$0.48	$(0.06)	(13)%

Lease Operating Expense

Lease operating expense (“LOE”) increased $0.2 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increase in LOE is entirely attributed to workover expense. Per unit operating cost was $0.26 per Mcfe for both the three and six months ended June 30, 2020 of which $0.04 per Mcfe was attributed to the $0.5 million and $1.0 million, respectively, in workover expense incurred. We are maintaining production levels in 2020 through our selective workover projects.

Production and Other Taxes

Production and other taxes includes severance and ad valorem taxes. Severance taxes for the three and six months ended June 30, 2020 were $0.6 million and $1.1 million, respectively, and ad valorem taxes were $0.3 million and $0.7 million for the three and six months ended June 30, 2020, respectively.

Severance taxes increased $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively, as compared with the same periods in 2019, due to the expiration of the tax exemption on certain wells. The State of Louisiana has enacted an exemption from the existing 12.5% severance tax on oil and from the $0.122 per Mcf (from July 1, 2018 through June 30, 2019) and $0.125 per Mcf (which began on July 1, 2019) severance tax on natural gas for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) payout of the well. All of our recently drilled Haynesville Shale Trend wells in Northwest Louisiana are benefiting from this exemption.

Ad valorem tax increased $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, as compared with the same periods in 2019, due to increased well count.

Transportation and Processing

Transportation and processing expense for the three and six months ended June 30, 2020 decreased $0.4 million and $0.2 million, respectively, compared to the same periods in 2019, despite an increase in production volumes. We have increased production from our operated Haynesville Shale Trend wells for which we have contracted more favorable rates than those of our non-operated properties. Our natural gas volumes from operated wells generally carry less transportation cost than those from wells we do not operate. For the same reason, our per unit transportation cost per Mcfe cost decreased in both the three and six months ended June 30, 2020,compared to the same periods in 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses (in thousands):	2020	2019	Variance		2020	2019	Variance
Depreciation, depletion and amortization	$11,876	$13,299	$(1,423)	(11)%	$25,143	$23,345	$1,798	8%
General and administrative	4,522	4,936	(414)	(8)%	9,436	10,246	(810)	(8)%
Impairment of oil and natural gas properties	6,847	-	3,277	100%	6,847	-	3,277	100%
Other	(10)	(59)	49	(83)%	(2)	(49)	47	(96)%
Operating Expenses per Mcfe
Depreciation, depletion and amortization	$0.95	$1.06	$(0.11)	(10)%	$1.00	$1.07	$(0.07)	(7)%
General and administrative	$0.36	$0.39	$(0.03)	(8)%	$0.38	$0.47	$(0.09)	(19)%
Impairment of oil and natural gas properties	$0.55	$-	$0.26	100%	$0.27	$-	$0.13	100%
Other	$-	$-	$-	0%	$-	$-	$-	0%

Depreciation, Depletion and Amortization (“DD&A”) Expense

DD&A expense is calculated under the Full Cost Method using the units of production method. DD&A expense for the three months ended June 30, 2020 decreased $1.4 million, compared to the same period in 2019, due to a decrease in the DD&A rate with similar production volumes. The $1.8 million increase in DD&A expense for the six months ended June 30, 2020, compared to the same period in 2019, was due to increased production volumes offset by a decrease in the DD&A rate. We calculate our DD&A rates semi-annually in connection with the preparation of our reserve report on December 31st and June 30th which is used for that ending period. The June 30, 2020 calculation recognized the decreases in drilling and completion cost that the industry is currently experiencing which has lowered the DD&A rate.

Impairment Expense

The Full Cost Method requires that we perform a quarterly Ceiling Test. The Ceiling Test performed as of June 30, 2020 indicated that the net book value of our proved oil and gas properties exceeded the estimated discounted future net cash flows resulting in a $6.8 million impairment of oil and natural gas properties. Please refer to Note 1—“Description of Business and Significant Accounting Policies—Full Cost Ceiling Test” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

General and Administrative (“G&A”) Expense

The Company recorded $4.5 million and $9.4 million in G&A expense for the three and six months ended June 30, 2020, respectively, which included non-cash expenses of $1.4 million and $2.5 million, respectively, for share-based compensation. G&A expense decreased for the three and six months ended June 30, 2020 by $0.4 million and $0.8 million, respectively, compared to the same periods in 2019, primarily due to reduced stock compensation expense of $0.2 million and $0.6 million, respectively. Additional reductions occurred in accrued employee performance bonus expense resulting from employee retirements.

The Company recorded $4.9 million and $10.2 million, respectively, in G&A expense for the three and six months ended June 30, 2019. G&A expense for the three and six months ended June 30, 2019 included non-cash expenses of $1.6 million and $3.1 million, respectively, for share-based compensation.

Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
Other income (expense) (in thousands):	2020	2019	Variance		2020	2019	Variance
Interest expense	$(1,725)	$(3,398)	$(1,673)	(49)%	$(3,677)	$(7,055)	$(3,378)	(48)%
Interest income and other	23	18	5	28%	142	24	118	492%
Gain (loss) on commodity derivatives not designated as hedges	(1,688)	12,653	(14,341)	113%	7,450	11,645	(4,195)	36%
Loss on early extinguishment of debt	-	(1,846)	1,846	100%	-	(1,846)	1,846	100%

Average funded borrowings adjusted for debt discount	$105,027	$101,408	$3,619	4%	$103,741	$91,055	$12,686	14%
Average funded borrowings	$108,421	$104,716	$3,705	4%	$107,220	$94,659	$12,561	13%

Interest Expense

The Company's interest expense for the three and six months ended June 30, 2020 reflected interest payable in cash of $1.0 million and $2.2 million, respectively, incurred on the 2019 Senior Credit Facility and non-cash interest of $0.7 million and $1.5 million, respectively, incurred primarily on the Company's 13.50% Convertible Second Lien Senior Secured Notes due 2022 (the “New 2L Notes”), which included $0.4 million of paid in-kind interest and $0.3 million of amortization of debt discount and issuance costs for the three months ended June 30, 2020 and $0.9 million of paid in-kind interest and $0.6 million of amortization of debt discount and debt issuance costs for the six months ended June 30, 2020.

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

Interest expense decreased $1.7 million and $3.4 million, respectively, for the three and six months ended June 30, 2020, compared to the same periods in 2019, having paid off in 2019 the higher interest bearing Convertible Second Lien Notes with borrowings from the 2019 Senior Credit Facility which carry a lower interest rate.

Gain (Loss) on Commodity Derivatives Not Designated as Hedges

The loss on commodity derivatives not designated as hedges of $1.7 million for the three months ended June 30, 2020 was comprised of a $9.0 million mark-to-market loss, representing the change in fair value of our open natural gas and oil derivatives, offset by a $7.3 million net gain on cash settlement of natural gas and oil derivative contracts. The gain on commodity derivatives not designated as hedges of $7.5 million for the six months ended June 30, 2020 was comprised of a $13.3 million net gain on cash settlement of natural gas and oil derivative contracts offset by a mark-to-market loss of $5.8 million, representing the change of the fair value of our open natural gas and oil derivative contracts. Included in net gain on cash settlements of natural gas and oil derivatives contracts for the three and six months ended June 30, 2020 was a $1.8 million gain for the cash settlement at the end of the quarter of our July 2020 natural gas derivative contracts. Volatility in the commodity futures market is quite high and since we do not apply hedge accounting on our derivatives contracts there can be large swings in our reported gain or losses between periods. Going forward, any increase in natural gas futures prices would result in recording of losses in future periods.

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

Income Tax Benefit

We recorded no income tax expense or benefit for the three and six months ended June 30, 2020 or 2019. We maintained a valuation allowance at June 30, 2020, which resulted in no net deferred tax asset or liability appearing on our statement of financial position with the exception of the current tax receivable related to alternative minimum tax (“AMT”) credits. We recorded this valuation allowance after an evaluation of all available evidence (including commodity prices and our recent history of tax net operating losses in 2018 and prior years) led to a conclusion that based upon the more-likely-than-not standard of the accounting literature our deferred tax assets were unrecoverable. The valuation allowance was $74.2 million as of December 31, 2019, which resulted in a net non-current deferred tax asset of $0.4 million appearing on our statement of financial position at that time. The net $0.4 million deferred tax asset was reclassed to a current receivable as of June 30, 2020 and relates to AMT credits and accrued interest which are expected to be fully refunded in the third quarter of 2020. The valuation allowance has no impact on our net operating loss (“NOL”) position for tax purposes, and if we generate taxable income in future periods, we may be able to use our NOLs to offset taxable income at that time subject to any applicable tax limitations on the NOLs. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of June 30, 2020.

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

The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDA to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income (loss) (US GAAP)	$(15,658)	$11,779	$(12,622)	$12,227
Interest expense	1,725	3,398	3,677	7,055
Depreciation, depletion and amortization	11,876	13,299	25,143	23,345
Impairment of oil and natural gas properties	6,847	-	6,847	-
Share-based compensation expense (non-cash)	1,374	1,580	2,529	3,148
Loss (gain) on commodity derivatives not designated as hedges, not settled	9,027	(10,680)	5,858	(11,432)
Loss on early extinguishment of debt	-	1,846	-	1,846
Other items (1)	254	311	418	558
Adjusted EBITDA	$15,445	$21,533	$31,850	$36,747

(1)

Other items included $0.3 million, $0.3 million, $0.4 million and $0.6 million, respectively, from the impact of accounting for operating leases under ASC 842 as well as interest income for the three and six months ended June 30, 2020 and 2019, respectively.

Management believes that this non-US GAAP financial measure provides useful information to investors because it is monitored and used by our management and widely used by professional research analysts in the valuation and investment recommendations of companies within the oil and natural gas exploration and production industry.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the first six months of 2020 were cash on hand and cash from operating activities. We used cash primarily to fund capital expenditures. We currently plan to fund our operations and capital expenditures for the remainder of 2020 through a combination of cash on hand, cash from operating activities and borrowings under our revolving credit facility, although we may from time to time consider the funding alternatives described below.

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

We exited the second quarter of 2020 with $1.6 million cash on hand and $95.4 million of outstanding borrowings with $24.6 million of availability under the 2019 Senior Credit Facility borrowing base of $120.0 million in effect as of June 30, 2020. Due to the timing of payment of our capital expenditures, we reflected a working capital deficit of $20.6 million as of June 30, 2020. To the extent we operate with a working capital deficit, we expect such deficit to be offset by liquidity available under our 2019 Senior Credit Facility. Compliance with our covenants under the 2019 Senior Credit Facility and New 2L Notes is primarily dependent upon our capital spending program.

Outlook

Our capital expenditures for the remainder of 2020 are dependent upon movement of commodity prices. We have the flexibility to move forward with or delay capital projects based on the upward or downward movement of commodity prices. We plan to focus all of our capital on drilling and development of our Haynesville Shale Trend natural gas properties in North Louisiana.

We believe the results of the capital investments we made in 2019 and the first half of 2020 will generate sufficient cash flows and coupled with the availability under our 2019 Senior Credit Facility will allow us to execute our operational plans through 2021. That value that is created will allow us to raise capital to continue our capital development in the future.

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

We have supported our cash flows with derivative contracts that covered approximately 52% of our natural gas sales volumes for the first half of 2020 and 59% of our oil volumes for the first half of 2020. We have approximately 52% of our forecasted natural gas production hedged through the first quarter of 2021 at a weighted average price of $2.52 per Mcf. We have approximately 52% of our forecasted oil production hedged through the first quarter of 2021 at a weighted average price of $57.50 per barrel. For the last three quarters of 2021, we have approximately 33% of our forecasted natural gas production hedged at a weighted average price of $2.47 per Mcf. For additional information on our derivative instruments see Note 8—“Commodity Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash flow statement information:
Net cash:
Provided by operating activities	$16,230	$23,346	$31,080	$41,253
Used in investing activities	(18,158)	(26,812)	(33,196)	(53,782)
Provided by financing activities	2,230	5,135	2,228	10,130
Increase (decrease) in cash and cash equivalents	$302	$1,669	$112	$(2,399)

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations for the three and six months ended June 30, 2020 and 2019. Changes in working capital and net cash settlements related to our derivative contracts also impact cash flows. Net cash provided by operating activities for the three months ended June 30, 2020 was $16.2 million including operating cash flows before positive working capital changes of $14.5 million, including cash receipts of $7.3 million in settlement of derivative contracts. Net cash provided by operating activities for the six months ended June 30, 2020 was $31.1 million including operating cash flows before positive working capital changes of $29.9 million, including cash receipts of $13.3 million in settlement of derivative contracts. The decrease in cash provided by operating activities for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily attributable to decreases in oil and natural gas revenues driven by decreased realized prices.

Investing activities: Net cash used in investing activities was $18.2 million and $33.2 million for the three and six months ended June 30, 2020, respectively, which reflected cash expended on capital projects. We recorded $10.2 million in capital expenditures during the three months ended June 30, 2020. The difference in capital expenditures and cash expended on capital projects for the three months ended June 30, 2020 was attributed to a net capital accrual decrease of $8.2 million offset by capitalization of $0.2 million of asset retirement and non-cash internal costs. During the three months ended June 30, 2020, we conducted drilling and completion operations on 6 gross (2.2 net) wells bringing 1 gross (0.8 net) wells on production. We recorded $28.6 million in capital expenditures during the six months ended June 30, 2020. The difference in capital expenditures and cash expended on capital projects for the six months ended June 30, 2020 was attributed to a net capital accrual decrease of $5.1 million offset by capitalization of $0.5 million of asset retirement and non-cash internal costs. Though we have reduced our drilling and completion activities, we are still paying for capital costs incurred and recorded in prior periods. During the six months ended June 30, 2020, we conducted drilling and completion operations on 17 gross (5.4 net) wells bringing 6 gross (2.5 net) wells on production with 13 gross (4.7 net) wells remaining in the drilling and completion process at June 30, 2020.

Financing activities: Net cash provided by financing activities for the three and six months ended June 30, 2020 reflected $2.5 million of borrowings under our 2019 Senior Credit Facility offset by $0.3 million for the purchase of shares withheld from employee stock award vestings for the payment of taxes.

Debt consisted of the following balances as of the dates indicated (in thousands):

	June 30, 2020		December 31, 2019
	Principal	Carrying Amount	Principal	Carrying Amount
2019 Senior Credit Facility (1)	$95,400	$95,400	$92,900	$92,900
New 2L Notes (2)	13,859	12,525	12,969	11,535
Total debt	$109,259	$107,925	$105,869	$104,435

(1) The carrying amount for the 2019 Senior Credit Facility represents fair value as it was fully secured.

(2) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2022. The principal includes $1.9 million and $1.0 million of paid in-kind interest as of June 30, 2020 and December 31, 2019, respectively. The carrying value includes $1.1 million and $1.1 million of unamortized debt discount and $0.2 million and $0.3 million of unamortized issuance cost as of June 30, 2020 and December 31, 2019, respectively.

For additional information on our financing activities, see Note 4—“Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three and six months ended June 30, 2020.

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

Commodity Price Risk

Our most significant market risk relates to fluctuations in crude oil and natural gas prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash write-down of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. We have entered into natural gas and oil derivative instruments in order to reduce the price risk associated with production for the rest of 2020 of approximately 70,000 MMBtu per day and 205 barrels per day, respectively, in the first quarter of 2021, approximately 70,000 MMBtu per day and 200 barrels per day, for the remainder of 2021 approximately 50,000 MMBtu per day, and in the first quarter of 2022, approximately 50,000 MMBtu per day. We did not enter into derivative instruments for trading purposes. Utilizing actual derivative contractual volumes, a hypothetical increase of 10% in the underlying commodity prices would have decreased the derivative natural gas net asset position by $5.9 million and decreased the derivative oil asset position by $0.2 million as of June 30, 2020. Likewise, a hypothetical decrease of 10% in the underlying commodity prices would have increased the derivative natural gas net asset position by $7.0 million and increased the derivative oil asset position by $0.2 million as of June 30, 2020. Furthermore, a gain or loss would have been substantially offset by an increase or decrease, respectively, in the actual sales value of production covered by the derivative instruments.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of June 30, 2020, the end of the period covered in this report, concluded that our disclosure controls and procedures were effective.

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

As of June 30, 2020, we did not have any material outstanding and pending litigation.

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

4.1	First Amendment to Indenture and Notes, dated as of May 6, 2020, by and between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as the subsidiary guarantor, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 13.50% Convertible Second Lien Senior Secured Notes due 2022 (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2020).
10.1	Second Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 6, 2020, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, SunTrust Bank, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2020).
31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: August 11, 2020	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: August 11, 2020	By:	/S/ Robert T. Barker
Robert T. Barker
Senior Vice President and Chief Financial Officer