Form 10-Q/A
period 2020-06-30
GOODRICH PETROLEUM CORP
filed 2020-11-13
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

Explanatory Note

Goodrich Petroleum Corporation is filing this Amendment No. 1 on Form 10Q/A (the “Amended Report”) to amend our Quarterly Report for the quarter ended June 30, 2020, that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 11, 2020 (the “Original Report”), to restate our condensed consolidated financial statements for the period ended June 30, 2020. Consequently, the previously filed unaudited condensed consolidated financial statements for the period ended June 30, 2020, should no longer be relied upon. Unless the context otherwise requires, references in this Amended Report to the “Company,” “we,” “our,” or similar terms refer to Goodrich Petroleum Corporation and its subsidiaries.

In accordance with applicable SEC rules, this Amended Report also includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),  (collectively, “Management”), dated as of the date of filing this Amended Report.

Background

As previously disclosed in a Current Report on Form 8-K filed with the SEC on November 6, 2020, the Company determined, in consultation with the Company’s independent auditors, that the Company’s unaudited condensed consolidated interim financial statements for the quarterly period ended June 30, 2020 included in the Original Report should no longer be relied upon as the Original Report contained a material error. Specifically, subsequent to the period ended June 30, 2020, the Company’s Management discovered that data used to calculate the PV-10 value of our reserves in the full cost ceiling test understated future development costs.

This error resulted in impairment of oil and natural gas properties for the three and six months ended June 30, 2020 being understated by $7.3 million in the Original Report. With this error being corrected in this Amended Report, net loss increased by $7.3 million. Additionally, the change impacted our basic and diluted net loss per common share calculations. See restated Note 1—“Description of Business and Significant Accounting Policies” to our unaudited consolidated financial statements included in this Amended Report for the adjustments to the consolidated financial statements related to this misstatement. The Company has also made corresponding amendments to Management's Discussion and Analysis of Financial Condition and Results of Operations.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be an “amendment” under U.S. generally accepted accounting principles (“US GAAP”). Accordingly, the revised financial information included in this Amended Report has been identified as “As Restated.” In connection with the corrections made in this Amended Report, Management re-evaluated its conclusions regarding our disclosure controls and procedures as of June 30, 2020 and concluded that a deficiency in the design and maintenance of our internal controls related to the estimated PV-10 of reserves, which impacted the full cost ceiling calculation, represented a material weakness in our internal control over financial reporting as of June 30, 2020. This Amended Report reflects this determination as of June 30, 2020. For a description of the material weakness identified by Management and the remediation efforts expected to be implemented to address that material weakness, see “Part I, Item 4. Controls and Procedures” included elsewhere in this Amended Report.

Items Amended in this Amended Report

The following sections in the Original Report are revised in this Amended Report, solely as a result of, and to reflect, the restatement:

•	Part I – Item 1. Financial Information
•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Part I – Item 4. Controls and Procedures
•	Part II – Item 6. Exhibits and Signatures

For the convenience of the reader, this Amended Report sets forth the information in the Original Report in its entirety, as such information is modified and superseded where necessary to reflect the restatements. This Amended Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Report speaks only as of the filing date of the Original Report, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amended Report should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
	(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,564	$1,452
Accounts receivable, trade and other, net of allowance	1,620	1,131
Accrued oil and natural gas revenue	7,593	11,345
Fair value of oil and natural gas derivatives	4,424	8,537
Inventory	234	234
Prepaid expenses and other	487	549
Total current assets	15,922	23,248
PROPERTY AND EQUIPMENT:
Unevaluated properties	104	123
Oil and natural gas properties (full cost method)	331,367	302,859
Furniture, fixtures and equipment and other capital assets	4,518	4,450
	335,989	307,432
Less: Accumulated depletion, depreciation, amortization and impairment	(133,873)	(94,124)
Net property and equipment	202,116	213,308
Fair value of oil and natural gas derivatives	-	31
Deferred tax asset	-	393
Other	2,092	2,338
TOTAL ASSETS	$220,130	$239,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,634	$26,348
Fair value of oil and natural gas derivatives	352	-
Accrued liabilities	9,534	16,615
Total current liabilities	36,520	42,963
Long term debt, net	107,925	104,435
Accrued abandonment cost	4,423	4,169
Fair value of oil and natural gas derivatives	4,148	2,786
Other non-current liabilities	-	800
Total liabilities	153,016	155,153
Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	-	-
Common stock: $0.01 par value, 75,000,000 shares authorized, and 12,664,078 and 12,532,550 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	127	125
Treasury stock (38,467 and zero shares, respectively)	(272)	-
Additional paid in capital	84,429	81,305
Accumulated earnings (deficit)	(17,170)	2,735
Total stockholders’ equity	67,114	84,165
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,130	$239,318

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019	2020	2019
	(As Restated)		(As Restated)
REVENUES:
Oil and natural gas revenues	$20,471	$31,886	$43,454	$61,032
Other	3	(2)	6	(8)
	20,474	31,884	43,460	61,024
OPERATING EXPENSES:
Lease operating expense	3,225	2,978	6,553	6,313
Production and other taxes	907	624	1,770	1,255
Transportation and processing	5,375	5,754	10,250	10,455
Depreciation, depletion and amortization	11,876	13,299	25,143	23,345
General and administrative	4,522	4,936	9,436	10,246
Impairment of oil and natural gas properties	14,130	-	14,130	-
Other	(10)	(59)	(2)	(49)
	40,025	27,532	67,280	51,565
Operating income (loss)	(19,551)	4,352	(23,820)	9,459
OTHER INCOME (EXPENSE):
Interest expense	(1,725)	(3,398)	(3,677)	(7,055)
Interest income and other expense	23	18	142	24
Gain (loss) on commodity derivatives not designated as hedges	(1,688)	12,653	7,450	11,645
Loss on early extinguishment of debt	-	(1,846)	-	(1,846)
	(3,390)	7,427	3,915	2,768

Income (loss) before income taxes	(22,941)	11,779	(19,905)	12,227
Income tax benefit	-	-	-	-
Net income (loss)	$(22,941)	$11,779	$(19,905)	$12,227
PER COMMON SHARE
Net income (loss) per common share - basic	$(1.83)	$0.96	$(1.59)	$1.00
Net income (loss) per common share - diluted	$(1.83)	$0.82	$(1.59)	$0.85
Weighted average shares of common stock outstanding - basic	12,540	12,211	12,536	12,181
Weighted average shares of common stock outstanding - diluted	12,540	14,581	12,536	14,498

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,905)	$12,227
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	25,143	23,345
Impairment of oil and natural gas properties	14,130	-
Right of use asset depreciation	626	626
Gain on commodity derivatives not designated as hedges	(7,450)	(11,645)
Net cash received for settlement of derivative instruments	13,308	213
Share-based compensation (non-cash)	2,529	3,148
Amortization of finance cost, debt discount, paid in-kind interest and accretion	1,529	7,445
Other	(13)	12
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(83)	(1,916)
Accrued oil and natural gas revenue	3,752	(1,405)
Prepaid expenses and other	51	131
Accounts payable	286	10,163
Accrued liabilities	(2,823)	(1,091)
Net cash provided by operating activities	31,080	41,253
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,196)	(55,066)
Proceeds from sale of assets	-	1,284
Net cash used in investing activities	(33,196)	(53,782)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	-	(49,500)
Proceeds from bank borrowings	2,500	106,900
Repayment of Convertible Second Lien Notes	-	(56,728)
Proceeds from New 2L Notes	-	12,000
Issuance cost, net	-	(2,000)
Purchase of treasury stock	(272)	(542)
Net cash provided by financing activities	2,228	10,130
Increase (decrease) in cash and cash equivalents	112	(2,399)
Cash and cash equivalents, beginning of period	1,452	4,068
Cash and cash equivalents, end of period	$1,564	$1,669
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,147	$1,681
Decrease in non-cash capital expenditures	$(5,058)	$(1,019)

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	Earnings (Deficit)	Equity
Balance at December 31, 2018	-	$-	12,151	$122	$74,861	-	$-	$(10,553)	$64,430
Net income	-	-	-	-	-	-	-	448	448
Share-based compensation	-	-	-	-	1,745	-	-	-	1,745
Treasury stock activity	-	-	1	-	-	-	(5)	-	(5)
Balance at March 31, 2019	-	$-	12,152	$122	$76,606	-	$(5)	$(10,105)	$66,618
Net income	-	-	-	-	-	-	-	11,779	11,779
Share-based compensation	-	-	-	-	1,765	-	-	-	1,765
New 2L Notes conversion	-	-	-	-	1,429	-	-		1,429
Convertible Second Lien Notes warrant exercises	-	-	150	1	(20)	-	-		(19)
Treasury stock activity	-	-	-	-	-	(47)	(538)	-	(538)
Balance at June 30, 2019	-	$-	12,302	$123	$79,780	(47)	$(543)	$1,674	$81,034

Balance at December 31, 2019	-	$-	12,533	$125	$81,305	-	$-	$2,735	$84,165
Net income	-	-	-	-	-	-	-	3,036	3,036
Share-based compensation	-	-	-	-	1,309	-	-	-	1,309
Treasury stock activity	-	-	1	-	-	-	(2)	-	(2)
Balance at March 31, 2020	-	$-	12,534	$125	$82,614	-	$(2)	$5,771	$88,508
Net loss (As Restated)	-	-	-	-	-	-	-	(22,941)	(22,941)
Share-based compensation	-	-	-	-	1,533	-	-	-	1,533
Discount from New 2L Notes Modification (See Note 4)	-	-	-	-	282	-	-	-	282
Treasury stock activity	-	-	130	2	-	(38)	(270)	-	(268)
Balance at June 30, 2020 (As Restated)	-	$-	12,664	$127	$84,429	(38)	$(272)	$(17,170)	$67,114

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

Restatement of Previously Issued Unaudited Consolidated Financial Statements

The Company has restated its unaudited consolidated financial statements as of and for the three and six months ended June 30, 2020 to correct an error in a component of the estimated PV-10 of its reserves, which impacted the full cost ceiling impairment of oil and natural gas properties. This error as of June 30, 2020 was identified in the course of preparing the Company's consolidated financial statements for the quarter ended September 30, 2020.

The following table presents the effect of the error correction discussed above on all affected line items of our previously issued consolidated balance sheets as of June 30, 2020.

Consolidated Balance Sheets

	June 30, 2020
	As Reported	Adjustments	As Restated
	(In thousands)
Accumulated depletion, depreciation, amortization and impairment	$(126,590)	$(7,283)	$(133,873)
Net property and equipment	209,399	(7,283)	202,116
TOTAL ASSETS	$227,413	$(7,283)	$220,130

Accumulated earnings (deficit)	(9,887)	(7,283)	(17,170)
Total stockholders’ equity	74,397	(7,283)	67,114
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,413	(7,283)	$220,130

The following tables present the effect of the error correction discussed above on all affected line items of our previously issued consolidated statements of operations for the three and six months ended June 30, 2020.

Consolidated Statements of Operations

	Three Months Ended June 30, 2020
	As Reported	Adjustments	As Restated
	(In thousands)
Impairment of oil and natural gas properties	$6,847	$7,283	$14,130
Total operating expenses	32,742	7,283	40,025
Operating income (loss)	(12,268)	(7,283)	(19,551)
Income (loss) before income taxes	(15,658)	(7,283)	(22,941)
Net income (loss)	$(15,658)	$(7,283)	$(22,941)
PER COMMON SHARE
Net income (loss) per common share - basic	$(1.25)	$(0.58)	$(1.83)
Net income (loss) per common share - diluted	$(1.25)	$(0.58)	$(1.83)

	Six Months Ended June 30, 2020
	As Reported	Adjustments	As Restated
	(In thousands)
Impairment of oil and natural gas properties	$6,847	$7,283	$14,130
Total operating expenses	59,997	7,283	67,280
Operating income (loss)	(16,537)	(7,283)	(23,820)
Income (loss) before income taxes	(12,622)	(7,283)	(19,905)
Net income (loss)	$(12,622)	(7,283)	$(19,905)
PER COMMON SHARE
Net income (loss) per common share - basic	$(1.01)	$(0.58)	$(1.59)
Net income (loss) per common share - diluted	$(1.01)	$(0.58)	$(1.59)

The following table presents the effect of the error correction discussed above on all affected line items of our previously issued consolidated statements of cash flows for the six months ended June 30, 2020.

Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2020
	As Reported	Adjustments	As Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,622)	$(7,283)	$(19,905)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of oil and natural gas properties	6,847	7,283	14,130

The following tables present the effect of the error correction discussed above on all affected line items of our previously issued consolidated statements of stockholders' equity (in thousands) for the three months ended June 30, 2020.

Consolidated Statements of Stockholders' Equity

	Accumulated Earnings (Deficit)
	As Reported	Adjustments	As Restated
Net loss	$(15,658)	$(7,283)	$(22,941)
Balance at June 30, 2020	(9,887)	(7,283)	(17,170)

	Total Stockholders' Equity
	As Reported	Adjustments	As Restated
Net loss	$(15,658)	$(7,283)	$(22,941)
Balance at June 30, 2020	74,397	$(7,283)	67,114

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

The Full Cost Ceiling Test performed as of June 30, 2020 and 2019 resulted in $14.1 million and zero write-down of the oil and gas properties, respectively. The low commodity prices experienced in the first half of 2020 lowered the latest 12-month average price used in the ceiling test resulting in the present value of future net cash flows being lower than our capitalized cost. We may continue to be required to impair our oil and gas properties in the future, if commodity prices do not recover to previous period levels.

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

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(As Restated)		(As Restated)
	(Amounts in thousands, except per share data)
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$(22,941)	$11,779	$(19,905)	$12,227
Weighted average shares of common stock outstanding	12,540	12,211	12,536	12,181
Basic net income (loss) per common share	$(1.83)	$0.96	$(1.59)	$1.00

Diluted net income (loss) per common share:
Net income (loss) applicable to common stock	$(22,941)	$11,779	$(19,905)	$12,227
Interest, discount and amortization on New 2L Notes	-	107	-	107
Adjusted net income (loss) per common share	$(22,941)	$11,886	$(19,905)	$12,334
Weighted average shares of common stock outstanding	12,540	12,211	12,536	12,181
Common shares issuable upon conversion of the New 2L Notes	-	569	-	569
Common shares issuable upon conversion of warrants of unsecured claim holders	-	1,282	-	1,282
Common shares issuable on assumed conversion of restricted stock **	-	519	-	466
Diluted weighted average shares of common stock outstanding	12,540	14,581	12,536	14,498
Diluted net income (loss) per common share (1) (2) (3)	$(1.83)	$0.82	$(1.59)	$0.85

(1) Common shares issuable upon conversion of the New 2L Notes not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the three and six months ended June 30, 2020.	650	-	650	-
(2) Common shares issuable upon conversion of the unsecured claims warrants not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the three and six months ended June 30, 2020.	1,328	-	1,328	-
(3) Common shares issuable upon conversion of the restricted stock not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the three and six months ended June 30, 2020. **	273	-	136	-

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020, the open positions on our outstanding commodity derivative contracts, all of which were with Truist Bank, RBC Capital Markets, ARM Energy and Citizens Commercial Banking were as follows:

Contract Type	Average Daily Volume	Total Volume	Weighted Average Fixed Price	Fair Value at June 30, 2020 (In thousands)
Oil swaps (Bbls)
2020	205	37,720	$ 57.95	$691
2021 (through March 31, 2021)	200	18,000	$ 56.58	295
Total oil				$986
Natural Gas swaps (MMBtu)
2020	45,000	6,824,000	$ 2.58	$3,308
2021	48,000	17,589,000	$ 2.51	(1,420)
2022 (through March 31, 2022)	50,000	4,500,000	$ 2.45	(1,109)
Natural Gas collars (MMBtu)
2020	25,000	3,825,000	$2.40 - $2.62	$1,382
2021 (through March 31, 2021)	27,000	2,430,000	$2.40 - $2.62	(672)
Natural Gas basis swaps (MMBtu)
2020	50,000	9,200,000	$ 0.209	$(127)
2021	50,000	18,250,000	$ 0.209	(296)
2022	50,000	18,250,000	$ 0.209	(515)
2023	50,000	18,250,000	$ 0.209	(624)
2024	50,000	18,300,000	$ 0.209	(989)
Total natural gas				$(1,062)
Total oil and natural gas				$(76)

During the second quarter of 2020 we entered into the following contracts with Truist Bank, RBC Capital Markets and Citizens Commercial Banking:

Contract Type	Daily Volume	Weighted Average Fixed Price	Contract Start Date	Contract Termination
Natural gas swap (MMBtu)	10,000	$ 2.65	April 1, 2021	September 30, 2021
Natural gas swap (MMBtu)	10,000	$ 2.66	April 1, 2021	March 31, 2022

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

Results of Operations

The items that had the most material financial effect on our net loss of $22.9 million and $19.9 million for the three and six months ended June 30, 2020, compared to prior respective periods, were the decrease in revenues as a result of a substantial drop in oil and natural gas prices in addition to a mark-to-market loss on unsettled derivative contracts and an impairment expense. Please see “Revenues from Operations”, “Gain (Loss) on Commodity Derivatives Not Designated as Hedges” and “Impairment Expense” below for further discussion.

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

Operating Expenses

As described below, total operating expenses increased $12.5 million and $15.7 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increase in total operating expenses for the three months ended June 30, 2020 was primarily due to impairment expense offset by lower depreciation, depletion and amortization expense. The increase in total operating expenses for the six months ended June 30, 2020 was primarily due to increased depreciation, depletion and amortization expense and impairment expense.

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

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses (in thousands):	2020	2019	Variance		2020	2019	Variance
Depreciation, depletion and amortization	$11,876	$13,299	$(1,423)	(11)%	$25,143	$23,345	$1,798	8%
General and administrative	4,522	4,936	(414)	(8)%	9,436	10,246	(810)	(8)%
Impairment of oil and natural gas properties	14,130	-	14,130	100%	14,130	-	14,130	100%
Other	(10)	(59)	49	(83)%	(2)	(49)	47	(96)%
Operating Expenses per Mcfe
Depreciation, depletion and amortization	$0.95	$1.06	$(0.11)	(10)%	$1.00	$1.07	$(0.07)	(7)%
General and administrative	$0.36	$0.39	$(0.03)	(8)%	$0.38	$0.47	$(0.09)	(19)%
Impairment of oil and natural gas properties	$1.12	$-	$1.12	100%	$0.56	$-	$0.56	100%
Other	$-	$-	$-	0%	$-	$-	$-	0%

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

Impairment Expense

The Full Cost Method requires that we perform a quarterly Ceiling Test. The Ceiling Test performed as of June 30, 2020 indicated that the net book value of our proved oil and gas properties exceeded the estimated discounted future net cash flows resulting in a $14.1 million impairment of oil and natural gas properties. Please refer to Note 1—“Description of Business and Significant Accounting Policies—Full Cost Ceiling Test” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

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

The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDA to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income (loss) (US GAAP)	$(22,941)	$11,779	$(19,905)	$12,227
Interest expense	1,725	3,398	3,677	7,055
Depreciation, depletion and amortization	11,876	13,299	25,143	23,345
Impairment of oil and natural gas properties	14,130	-	14,130	-
Share-based compensation expense (non-cash)	1,374	1,580	2,529	3,148
Loss (gain) on commodity derivatives not designated as hedges, not settled	9,027	(10,680)	5,858	(11,432)
Loss on early extinguishment of debt	-	1,846	-	1,846
Other items (1)	254	311	418	558
Adjusted EBITDA	$15,445	$21,533	$31,850	$36,747

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

At the time of our Original Report on August 11, 2020, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective. Subsequent to the evaluation made in connection with our Original Report, a material weakness was identified in our internal control over financial reporting. Our Chief Executive Officer and our Chief Financial Officer have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2020.

Notwithstanding the identified material weakness, the Company's management, including our Chief Executive Officer and Chief Financial Officer have determined, based on the procedures we have performed, that the unaudited consolidated financial statements included in this Amended Report fairly present in all material respects our financial condition and results of operations as of and for the three and six months ended June 30, 2020 and 2019 in accordance with US GAAP.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the third quarter of fiscal year 2020, management, in connection with our independent auditors, identified a material weakness in our controls over the determination of the estimated PV-10 of our reserves. Specifically, we did not design and maintain effective controls to sufficiently review the completeness and accuracy of the future development costs component of the estimated PV-10 of our reserves and, thus, failed to identify the omission of capital expenditure costs from the future costs required to develop certain of our reserves. This material weakness resulted in a $7.3 million error in the amount of impairment expense recorded in relation to our oil and gas properties for the three and six months ended June 30, 2020 and resulted in the Company's restating its consolidated financial statements as of and for the three and six months ended June 30, 2020.

Plan for Remediation of Material Weakness

Our management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified. Specifically, our management is currently evaluating our policies and procedures related to its process of verifying the completeness and accuracy of data inputs into our reserves calculation. As part of our commitment to strengthening our internal control over financial reporting, we are implementing the following remedial actions under the oversight of the Audit Committee of our Board of Directors to address deficiencies in the preparation of reserves estimates, including:

•	implementation of a quarterly review by independent reserve engineers to verify the completeness and accuracy of data inputs into the reserves calculation;
•	implementation of additional procedures to perform enhanced internal detailed reviews of reserves report components, including (but not necessarily limited to) future development costs; and
•

revision and communication of the accounting controls, policies and procedures relating to identifying and assessing changes that could potentially impact the system of internal control governing the full cost ceiling test calculation.

We will continue to monitor the design and effectiveness of these procedures and controls and make any further changes management determines appropriate. We believe the control improvements described above will remediate the material weakness that management has identified. However, this material weakness will not be considered remediated until the applicable remedial controls operate effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

Except for the remedial actions described above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: November 13, 2020	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: November 13, 2020	By:	/S/ Robert T. Barker
Robert T. Barker
Senior Vice President and Chief Financial Officer