Form 10-Q
period 2020-09-30
GOODRICH PETROLEUM CORP
filed 2020-11-13
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The Registrant had 12,655,785 shares of common stock outstanding on November 10, 2020.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,251	$1,452
Accounts receivable, trade and other, net of allowance	2,107	1,131
Accrued oil and natural gas revenue	7,637	11,345
Fair value of oil and natural gas derivatives	579	8,537
Inventory	234	234
Prepaid expenses and other	1,221	549
Total current assets	13,029	23,248
PROPERTY AND EQUIPMENT:
Unevaluated properties	144	123
Oil and natural gas properties (full cost method)	348,227	302,859
Furniture, fixtures and equipment and other capital assets	4,560	4,450
	352,931	307,432
Less: Accumulated depletion, depreciation, amortization and impairment	(147,490)	(94,124)
Net property and equipment	205,441	213,308
Fair value of oil and natural gas derivatives	-	31
Deferred tax asset	-	393
Other	1,963	2,338
TOTAL ASSETS	$220,433	$239,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,853	$26,348
Fair value of oil and natural gas derivatives	6,181	-
Accrued liabilities	12,258	16,615
Total current liabilities	47,292	42,963
Long term debt, net	109,529	104,435
Accrued abandonment cost	4,523	4,169
Fair value of oil and natural gas derivatives	7,151	2,786
Other non-current liabilities	-	800
Total liabilities	168,495	155,153
Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	-	-
Common stock: $0.01 par value, 75,000,000 shares authorized, and 12,655,785 and 12,532,550 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	127	125
Treasury stock (39,700 and zero shares, respectively)	(281)	-
Additional paid in capital	85,622	81,305
Accumulated earnings (deficit)	(33,530)	2,735
Total stockholders’ equity	51,938	84,165
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,433	$239,318

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Oil and natural gas revenues	$21,463	$27,161	$64,917	$88,193
Other	3	4	9	(4)
	21,466	27,165	64,926	88,189
OPERATING EXPENSES:
Lease operating expense	2,831	2,589	9,384	8,902
Production and other taxes	591	623	2,361	1,878
Transportation and processing	4,336	5,107	14,586	15,562
Depreciation, depletion and amortization	10,341	13,205	35,484	36,550
General and administrative	3,891	5,196	13,327	15,442
Impairment of oil and natural gas properties	3,040	-	17,170	-
Other	(11)	228	(13)	179
	25,019	26,948	92,299	78,513
Operating income (loss)	(3,553)	217	(27,373)	9,676
OTHER INCOME (EXPENSE):
Interest expense	(1,733)	(1,981)	(5,410)	(9,036)
Interest income and other expense	5	-	147	24
Gain (loss) on commodity derivatives not designated as hedges	(11,079)	3,752	(3,629)	15,397
Loss on early extinguishment of debt	-	-	-	(1,846)
	(12,807)	1,771	(8,892)	4,539

Income (loss) before income taxes	(16,360)	1,988	(36,265)	14,215
Income tax benefit	-	-	-	-
Net income (loss)	$(16,360)	$1,988	$(36,265)	$14,215
PER COMMON SHARE
Net income (loss) per common share - basic	$(1.30)	$0.16	$(2.89)	$1.16
Net income (loss) per common share - diluted	$(1.30)	$0.14	$(2.89)	$1.02
Weighted average shares of common stock outstanding - basic	12,618	12,257	12,564	12,208
Weighted average shares of common stock outstanding - diluted	12,618	14,040	12,564	14,497

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,265)	$14,215
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	35,484	36,550
Impairment of oil and natural gas properties	17,170	-
Right of use asset depreciation	939	939
Loss (gain) on commodity derivatives not designated as hedges	3,629	(15,397)
Net cash received for settlement of derivative instruments	14,905	6,135
Share-based compensation (non-cash)	3,564	4,765
Amortization of finance cost, debt discount, paid in-kind interest and accretion	2,261	6,340
Loss on early extinguishment of debt	-	1,846
Other	-	269
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(583)	207
Accrued oil and natural gas revenue	3,708	4,562
Prepaid expenses and other	65	192
Accounts payable	2,505	(2,544)
Accrued liabilities	(2,790)	(1,232)
Net cash provided by operating activities	44,592	56,847
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48,012)	(74,199)
Proceeds from sale of assets	-	1,334
Net cash used in investing activities	(48,012)	(72,865)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(1,000)	(49,500)
Proceeds from bank borrowings	4,500	110,400
Repayment of Convertible Second Lien Notes	-	(56,728)
Proceeds from New 2L Notes	-	12,000
Issuance cost, net	-	(2,516)
Purchase of treasury stock	(281)	(546)
Net cash provided by financing activities	3,219	13,110
Decrease in cash and cash equivalents	(201)	(2,908)
Cash and cash equivalents, beginning of period	1,452	4,068
Cash and cash equivalents, end of period	$1,251	$1,160
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,182	$2,952
Increase (decrease) in non-cash capital expenditures	$(2,367)	$5,052

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	Earnings (Deficit)	Equity
Balance at December 31, 2018	-	$-	12,151	$122	$74,861	-	$-	$(10,553)	$64,430
Net income	-	-	-	-	-	-	-	448	448
Share-based compensation	-	-	-	-	1,745	-	-	-	1,745
Treasury stock activity	-	-	1	-	-	-	(5)	-	(5)
Balance at March 31, 2019	-	$-	12,152	$122	$76,606	-	$(5)	$(10,105)	$66,618
Net income	-	-	-	-	-	-	-	11,779	11,779
Share-based compensation	-	-	-	-	1,765	-	-	-	1,765
New 2L Notes conversion	-	-	-	-	1,429	-	-		1,429
Convertible Second Lien Notes warrant exercises	-	-	150	1	(20)	-	-		(19)
Treasury stock activity	-	-	-	-	-	(47)	(538)	-	(538)
Balance at June 30, 2019	-	$-	12,302	$123	$79,780	(47)	$(543)	$1,674	$81,034
Net income	-	-	-	-	-	-	-	1,988	1,988
Share-based compensation	-	-	11	-	1,802	-	-	-	1,802
Treasury stock activity	-	-	-	-	-	-	(4)	-	(4)
Balance at September 30, 2019	-	$-	12,313	$123	$81,582	(47)	$(547)	$3,662	$84,820

Balance at December 31, 2019	-	$-	12,533	$125	$81,305	-	$-	$2,735	$84,165
Net income	-	-	-	-	-	-	-	3,036	3,036
Share-based compensation	-	-	-	-	1,309	-	-	-	1,309
Treasury stock activity	-	-	1	-	-	-	(2)	-	(2)
Balance at March 31, 2020	-	$-	12,534	$125	$82,614	-	$(2)	$5,771	$88,508
Net loss	-	-	-	-	-	-	-	(22,941)	(22,941)
Share-based compensation	-	-	-	-	1,533	-	-	-	1,533
Discount from New 2L Notes Modification (See Note 4)	-	-	-	-	282	-	-	-	282
Treasury stock activity	-	-	130	2	-	(38)	(270)	-	(268)
Balance at June 30, 2020	-	$-	12,664	$127	$84,429	(38)	$(272)	$(17,170)	$67,114
Net loss	-	-	-	-	-	-	-	(16,360)	(16,360)
Share-based compensation	-	-	(12)	-	1,193	-	-	-	1,193
Treasury stock activity	-	-	4	-	-	(1)	(9)	-	(9)
Balance at September 30, 2020	-	$-	12,656	$127	$85,622	(39)	$(281)	$(33,530)	$51,938

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

Basis of Presentation

The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and accordingly, certain information normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) has been condensed or omitted. This information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

Accounts Payable—Accounts payable consisted of the following amounts as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Trade payables	$16,547	$11,461
Revenue payables	11,470	14,483
Prepayments from partners	513	-
Miscellaneous payables	323	404
Total Accounts payable	$28,853	$26,348

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities—Accrued liabilities consisted of the following amounts as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Accrued capital expenditures	$3,808	$6,175
Accrued lease operating expense	1,096	989
Accrued production and other taxes	1,031	430
Accrued transportation and gathering	1,884	2,258
Accrued performance bonus	2,731	4,642
Accrued interest	175	208
Accrued office lease	1,164	1,414
Accrued general and administrative expense and other	369	499
Total Accrued liabilities	$12,258	$16,615

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

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and thereby subject to DD&A and the full cost ceiling test. For the three months ended September 30, 2020 and 2019, we transferred less than $0.1 million from unevaluated properties to proved oil and natural gas properties. For the nine months ended September 30, 2020 and 2019, we transferred less than $0.1 million and $0.2 million, respectively, from unevaluated properties to proved oil and natural gas properties. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

Full Cost Ceiling Test—The Full Cost Method requires that at the conclusion of each financial reporting period, the present value of estimated future net cash flows from proved reserves (adjusted for hedges and excluding cash flows related to estimated abandonment costs), be compared to the net capitalized costs of proved oil and natural gas properties, net of related deferred taxes. This comparison is referred to as a “ceiling test.” If the net capitalized costs of proved oil and natural gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. Estimated future net cash flows from proved reserves are calculated based on the Securities and Exchange Commission (“SEC”) required trailing 12-month average pricing assumption.

The Full Cost Ceiling Test performed as of September 30, 2020 utilized the latest SEC 12-month average price of $1.97 per mcf of natural gas, which resulted in the present value of future net cash flows being lower than our capitalized cost by $3.0 million. We recorded that amount as an impairment in the three months ended September 30, 2020 for a total impairment for the nine months ended September 30, 2020 of $17.2 million. We did not have an impairment for the comparable periods in 2019.

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

As of September 30, 2020 and December 31, 2019, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

Revenue Recognition—Oil and natural gas revenues are generally recognized upon delivery of our produced oil and natural gas volumes to our customers. We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. As of September 30, 2020 and December 31, 2019, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted. See Note 2.

Derivative Instruments—We use derivative instruments such as futures, forwards, swaps, collars, and options for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas and hedging our exposure to changing interest rates. Accounting standards related to derivative instruments and hedging activities require that all derivative instruments subject to the requirements of those standards be measured at fair value and recognized as assets or liabilities in the balance sheet. We offset the fair value of our asset and liability positions with the same counter-party for each commodity type. Changes in fair value are required to be recognized in earnings unless specific hedge accounting criteria are met. All of our realized gains or losses on our derivative contracts are the result of cash settlements. We have not designated any of our derivative contracts as hedges; accordingly, changes in fair value are reflected in earnings. See Note 8.

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

Guarantee—As of September 30, 2020, Goodrich Petroleum Company, LLC, the wholly owned subsidiary of Goodrich Petroleum Corporation, was the Subsidiary Guarantor of our New 2L Notes (as defined below). The parent company has no independent assets or operations, the guarantee is full and unconditional, and the parent has no subsidiaries other than Goodrich Petroleum Company, LLC.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments is this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by this ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. We are evaluating the expected impact these amendments and reference rate reform will have on our consolidated financial statements and various contracts.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU affect entities that issue convertible instruments and/or contracts in an entity’s own equity. The amendments in this ASU primarily affect convertible instruments issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements of this ASU. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. Also affected is the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this ASU affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this ASU are effective for public business entities, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Board decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact of these amendments on our accounting for and disclosure of our convertible notes.

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

We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. As of September 30, 2020 and December 31, 2019, receivables from contracts with customers were $7.6 million and $11.3 million, respectively.

The following table presents our oil and natural gas revenues disaggregated by revenue source and by operated and non-operated properties for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues

Operated	$1,257	$17,665	$-	$18,922	$4,007	$52,156	$-	$56,163
Non-operated	39	2,499	3	2,541	540	8,207	7	8,754
Total oil and natural gas revenues	$1,296	$20,164	$3	$21,463	$4,547	$60,363	$7	$64,917

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues

Operated	$2,365	$21,679	$-	$24,044	$7,881	$66,743	$-	$74,624
Non-operated	112	3,002	3	3,117	326	13,232	11	13,569
Total oil and natural gas revenues	$2,477	$24,681	$3	$27,161	$8,207	$79,975	$11	$88,193

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligation for the nine months ended September 30, 2020 is as follows (in thousands):

Nine Months Ended September 30, 2020
Beginning balance at December 31, 2019	$4,169
Liabilities incurred	138
Dispositions	(12)
Accretion expense	228
Ending balance at September 30, 2020	$4,523
Current liability	-
Long term liability	$4,523

NOTE 4—Debt

Debt consisted of the following balances as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Principal	Carrying Amount	Principal	Carrying Amount
2019 Senior Credit Facility (1)	$96,400	$96,400	$92,900	$92,900
New 2L Notes (2)	14,327	13,129	12,969	11,535
Total debt	$110,727	$109,529	$105,869	$104,435

(1) The carrying amount for the 2019 Senior Credit Facility represents fair value as it was fully secured.

(2) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2022. The principal includes $2.3 million and $1.0 million of paid in-kind interest as of September 30, 2020 and December 31, 2019, respectively. The carrying value includes $1.0 million and $1.1 million of unamortized debt discount and $0.2 million and $0.3 million of unamortized issuance cost as of September 30, 2020 and December 31, 2019, respectively.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount, accretion and financing costs) and the effective interest rate on the liability component of debt for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands, except effective interest rates):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
2017 Senior Credit Facility	$-	—%	$-	-	$-	—%	$872	7.2%
2019 Senior Credit Facility	1,129	4.6%	1,377	6.2%	3,534	4.9%	2,072	6.1%
Convertible Second Lien Notes (1)	-	—%	-	-	-	—%	5,304	24.1%
New 2L Notes (2)	604	18.6%	604	21.9%	1,876	20.1%	788	21.6%
Total interest expense	$1,733		$1,981		$5,410		$9,036

(1) The Convertible Second Lien Notes had a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 24.1% for the nine months ended September 30, 2019. Interest expense for the nine months ended September 30, 2019 included $2.3 million of debt discount amortization and $3.0 million of paid in-kind interest.

(2) The New 2L Notes have a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 18.6% and 20.1%, respectively, for the three and nine months ended September 30, 2020 and 21.9% and 21.6%, respectively, for the three and nine months ended September 30, 2019. Interest expense for the three months ended September 30, 2020 included $0.1 million of debt discount amortization and $0.5 million of accrued interest to be paid in-kind, and interest expense for the nine months ended September 30, 2020 included $0.4 million of debt discount amortization and $1.4 million of accrued interest to be paid in-kind. Interest expense for the three and nine months ended September 30, 2019 included $0.1 million and $0.2 million of debt discount amortization, respectively, and $0.4 million and $0.5 million of accrued interest to be paid in-kind, respectively.

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

2019 Senior Credit Facility

On May 14, 2019, the Company entered into a Second Amended and Restated Senior Secured Revolving Credit Agreement (the “2019 Credit Agreement”) among the Company, the Subsidiary, as borrower (in such capacity, the “Borrower”), Truist Bank (formerly SunTrust Bank), as administrative agent (the “Administrative Agent”), and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “2019 Senior Credit Facility”).

The 2019 Senior Credit Facility matures on (a) May 14, 2024 or (b) December 3, 2021, if the New 2L Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 3, 2021, which is the date that is 180 days prior to the May 31, 2022 “Maturity Date” of the New 2L Notes. The 2019 Senior Credit Facility provides for a maximum credit amount of $500 million subject to a borrowing base limitation, which was $120 million as of September 30, 2020. The borrowing base is scheduled to be redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

All amounts outstanding under the 2019 Senior Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) the alternative base rate plus an applicable margin ranging from 1.50% to 2.50%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin from 2.50% to 3.50%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2019 Senior Credit Facility are subject to a commitment fee ranging from 0.375% to 0.50%, depending on the percentage of the borrowing base that is utilized. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2019 Senior Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. As of September 30, 2020, the weighted average interest rate on the borrowings from the 2019 Senior Credit Facility was 3.93%. The obligations under the 2019 Credit Agreement are guaranteed by the Company and secured by a first lien security interest in substantially all of the assets of the Company and the Borrower.

The 2019 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the 2019 Senior Credit Facility to be immediately due and payable.

The 2019 Credit Agreement also contains certain financial covenants, including the maintenance of (i) a ratio of Net Funded Debt to EBITDAX not to exceed 3.50 to 1.00 as of the last day of any fiscal quarter, (ii) a current ratio (based on the ratio of current assets to current liabilities as defined in the 2019 Credit Agreement) not to be less than 1.00 to 1.00 and (iii) until no New 2L Notes remain outstanding, a ratio of Total Proved PV-10 attributable to the Company’s and Borrower’s Proved Reserves to Total Secured Debt (net of any Unrestricted Cash not to exceed $10 million) not to be less than 1.50 to 1.00 and minimum liquidity requirements. On May 14, 2019, the Company utilized borrowings under the 2019 Senior Credit Facility to refinance its obligations under the 2017 Senior Credit Facility and to fund the Redemption (as defined below) of the Convertible Second Lien Notes.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020, the Company had $96.4 million of borrowings outstanding under the 2019 Senior Credit Facility. The Company also had $1.9 million of unamortized debt issuance costs recorded as of September 30, 2020 related to the 2019 Senior Credit Facility.

As of September 30, 2020, the Company was in compliance with all covenants within the 2019 Senior Credit Facility with the exception of the current ratio. On October 30, 2020, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with the Subsidiary, Truist Bank, as administrative agent, and the lenders party thereto, pursuant to which, among other things, the lenders agreed to waive the default caused by our failure to comply with the current ratio financial covenant under the 2019 Senior Credit Facility as of the last day of the fiscal quarter ended September 30, 2020. The Third Amendment also decreased the maximum ratio of Net Funded Debt to EBITDAX from 4.00 to 1.00 to 3.50 to 1.00 and added an anti-cash hoarding covenant, which requires mandatory prepayments of the loans then outstanding with the amount of certain cash on the balance sheet in excess of $10 million, as set forth in greater detail in the Third Amendment. Additionally, the Third Amendment included updated language surrounding a benchmark replacement rate in anticipation of the phase out of LIBOR.

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

As of September 30, 2020, $1.0 million of debt discount and $0.2 million of debt issuance costs remained to be amortized on the New 2L Notes.

As of September 30, 2020, the Company was in compliance with all covenants within the New 2L Notes Indenture.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Equity

During the three and nine months ended September 30, 2020, the Company had vestings of its share-based compensation units upon the retirement of certain employees representing a total fair value of less than $0.1 million and $1.0 million, respectively, and resulting in the issuance of approximately 6,000 and 136,000 common stock shares, respectively. The Company withheld shares for payment of $0.3 million in taxes due upon vesting resulting in approximately 39,700 shares held in treasury as of September 30, 2020.

During the three and nine months ended September 30, 2019, zero and 150,000, respectively, of the 10-year costless warrants associated with the Convertible Second Lien Notes were exercised. The Company received cash for the one cent par value for the issuance of the 150,000 common shares. As of September 30, 2019, no such warrants remain un-exercised. During the three and nine months ended September 30, 2019, the Company had vestings of its share-based compensation units representing a total fair value of $0.1 million and resulting in the issuance of approximately 12,000 common stock shares. During the three and nine months ended September 30, 2019, the Company paid less than $0.1 million and $0.5 million, respectively, in cash for the purchase of 352 and 47,133 Treasury shares, respectively, withheld from employees upon the vesting of restricted stock awards for the payment of taxes.

NOTE 6—Net Income (Loss) Per Common Share

Net income applicable to common stock was used as the numerator in computing basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2020 and 2019. The Company used the treasury stock method in determining the effects of potentially dilutive restricted stock. The following table sets forth information related to the computations of basic and diluted net income (loss) per common share:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(Amounts in thousands, except per share data)
Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$(16,360)	$1,988	$(36,265)	$14,215
Weighted average shares of common stock outstanding	12,618	12,257	12,564	12,208
Basic net income (loss) per common share	$(1.30)	$0.16	$(2.89)	$1.16

Diluted net income (loss) per common share:
Net income (loss) applicable to common stock	$(16,360)	$1,988	$(36,265)	$14,215
Interest, discount and amortization on New 2L Notes	-	-	-	565
Adjusted net income (loss) per common share	$(16,360)	$1,988	$(36,265)	$14,780
Weighted average shares of common stock outstanding	12,618	12,257	12,564	12,208
Common shares issuable upon conversion of the New 2L Notes	-	-	-	588
Common shares issuable upon conversion of warrants of unsecured claim holders	-	1,285	-	1,285
Common shares issuable on assumed conversion of restricted stock **	-	498	-	416
Diluted weighted average shares of common stock outstanding	12,618	14,040	12,564	14,497
Diluted net income (loss) per common share (1) (2) (3)	$(1.30)	$0.14	$(2.89)	$1.02

(1) Common shares issuable upon conversion of the New 2L Notes not included in the computation of diluted net income (loss) per common share since their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2020 and the three months ended September 30, 2019.	672	588	672	-
(2) Common shares issuable upon conversion of the unsecured claims warrants not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2020.	1,329	-	1,329	-
(3) Common shares issuable upon conversion of the restricted stock not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2020. **	420	-	231	-

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Income Taxes

We recorded no income tax expense or benefit for the three and nine months ended September 30, 2020 or 2019. We maintained a valuation allowance at September 30, 2020, which resulted in no net deferred tax asset or liability appearing on our statement of financial position. We recorded this valuation allowance after an evaluation of all available evidence (including commodity prices and our recent history of tax net operating losses (“NOLs”) in 2019 and prior years) led to a conclusion that based upon the more-likely-than-not standard of the accounting literature our deferred tax assets were unrecoverable. The valuation allowance was $74.2 million as of December 31, 2019, which resulted in a net non-current deferred tax asset of $0.4 million appearing on our statement of financial position at that time. The net $0.4 million deferred tax asset related to alternative minimum tax (“AMT”) credits and accrued interest which were refundable to the Company was reclassed to a current receivable as of June 30, 2020, and such funds were subsequently received in the third quarter of 2020. The valuation allowance has no impact on our NOL position for tax purposes, and if we generate taxable income in future periods, we may be able to use our NOLs to offset taxable income at that time subject to any applicable tax limitations on the NOLs. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of September 30, 2020.

As of September 30, 2020, we have no unrecognized tax benefits. There were no significant changes to our tax position since December 31, 2019.

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

The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Oil and Natural Gas Derivatives (in thousands)
Gain on commodity derivatives not designated as hedges, settled	$1,597	$5,922	$14,905	$6,135
Gain (loss) on commodity derivatives not designated as hedges, not settled	(12,676)	(2,170)	(18,534)	9,262
Total gain (loss) on commodity derivatives not designated as hedges	$(11,079)	$3,752	$(3,629)	$15,397

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivatives are approved by the Hedging Committee of our Board, and reviewed periodically by the Board.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counter-parties. Neither our counter-parties nor we require any collateral upon entering into derivative contracts. We would have been at risk of losing $0.6 million had RBC Capital Markets been unable to fulfill their obligations as of September 30, 2020.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020, the open positions on our outstanding commodity derivative contracts, all of which were with Truist Bank, RBC Capital Markets, ARM Energy and Citizens Commercial Banking were as follows:

Contract Type	Average Daily Volume	Total Volume	Weighted Average Fixed Price	Fair Value at September 30, 2020 (In thousands)
Oil swaps (Bbls)
2020	200	18,400	$57.51	$310
2021 (through March 31, 2021)	200	18,000	$56.58	269
Total oil				$579
Natural Gas swaps (MMBtu)
2020	45,000	4,109,000	$2.59	$58
2021	63,167	23,089,000	$2.56	(7,089)
2022 (through March 31, 2022)	70,000	6,300,000	$2.53	(2,735)
Natural Gas collars (MMBtu)
2020	25,000	2,300,000	$2.40 - $2.62	$(195)
2021	29,250	10,680,000	$2.40 - $3.50	(966)
2022 (through March 31, 2022)	30,000	2,700,000	$2.50 - $3.50	(97)
Natural Gas basis swaps (MMBtu)
2020	50,000	4,600,000	$0.209	$252
2021	50,000	18,250,000	$0.209	(384)
2022	50,000	18,250,000	$0.209	(517)
2023	50,000	18,250,000	$0.209	(642)
2024	50,000	18,300,000	$0.209	(1,017)
Total natural gas				$(13,332)
Total oil and natural gas				$(12,753)

During the third quarter of 2020 we entered into the following contracts with Truist Bank, RBC Capital Markets and Citizens Commercial Banking:

Contract Type	Daily Volume	Weighted Average Fixed Price	Contract Start Date	Contract Termination
Natural gas swap (MMBtu)	20,000	$2.73	April 1, 2021	March 31, 2022
Natural gas collar (MMBtu)	30,000	$2.50 - $3.50	April 1, 2021	March 31, 2022

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each Level as of September 30, 2020 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1—“Description of Business and Significant Accounting Policies” for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

Description	Level 1	Level 2	Level 3	Total
Fair value of oil and natural gas derivatives - Current Assets	$-	$579	$-	$579
Fair value of oil and natural gas derivatives - Non-current Assets	-	-	-	-
Fair value of oil and natural gas derivatives - Current Liabilities	-	(6,181)	-	(6,181)
Fair value of oil and natural gas derivatives - Non-current Liabilities	-	(7,151)	-	(7,151)
Total	$-	$(12,753)	$-	$(12,753)

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter-party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
Fair Value of Oil and Natural Gas Derivatives	Gross	Amount	As	Gross	Amount	As
(in thousands)	Amount	Offset	Presented	Amount	Offset	Presented
Fair value of oil and natural gas derivatives - Current Assets	$3,403	$(2,824)	$579	$9,401	$(864)	$8,537
Fair value of oil and natural gas derivatives - Non-current Assets	1,356	(1,356)	-	847	(816)	31
Fair value of oil and natural gas derivatives - Current Liabilities	(9,005)	2,824	(6,181)	(864)	864	-
Fair value of oil and natural gas derivatives - Non-current Liabilities	(8,507)	1,356	(7,151)	(3,602)	816	(2,786)
Total	$(12,753)	$-	$(12,753)	$5,782	$-	$5,782

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Commitments and Contingencies

We are party to various lawsuits from time to time arising in the normal course of business, including, but not limited to, royalty, contract, personal injury, and environmental claims. We have established reserves as appropriate for all such proceedings and intend to vigorously defend these actions. Management believes, based on currently available information, that adverse results or judgments from such actions, if any, would not have been material to our consolidated financial position, results of operations or liquidity for the three and nine months ended September 30, 2020 and 2019.

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

The lease cost components for the three and nine months ended September 30, 2020 and 2019 are classified as follows:

(in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Consolidated Statements of Operations Classification
Building lease cost	$385	$368	$1,155	$1,124	General and administrative expense
Variable lease cost (1)	(3)	50	20	145	General and administrative expense
	$382	$418	$1,175	$1,269

(1) Includes building operating expenses.

The following are additional details related to our lease portfolio as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019	Consolidated Balance Sheets Classification
Lease asset, gross	$2,922	$2,922	Furniture, fixtures and equipment and other capital assets
Accumulated depreciation	(2,191)	(1,252)	Accumulated depletion, depreciation and amortization
Lease asset, net	$731	$1,670

Current lease liability	$1,164	$1,414	Accrued liabilities
Non-current lease liability	-	800	Other non-current liabilities
Total lease liabilities	$1,164	$2,214

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents operating lease liability maturities as of September 30, 2020:

(in thousands)	September 30, 2020
2020	$385
2021	813
2022	-
2023	-
2024	-
Thereafter	-
Total lease payments	$1,198
Less imputed interest	34
Present value of lease liabilities	$1,164

As of September 30, 2020, our office building operating lease has a weighted-average remaining lease term of 0.6 years and a weighted-average discount rate of 8.0 percent. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million for both the three months ended September 30, 2020 and 2019 and $1.2 million for the nine months ended September 30, 2020 and 2019.

NOTE 11—COVID-19 Pandemic

The impact of the COVID-19 pandemic and related economic, business and market disruptions is both on-going and continuing to evolve, and its future effects are uncertain. The Company has seen impacts related to COVID-19 on oil price fluctuations due to market uncertainty.

Starting in May 2020, as COVID-19 appeared to decrease or stabilize in certain areas, certain local, regional and national authorities began to loosen restrictions in various locations. While this relaxation of restrictions has led to an increased demand for oil and natural gas through improved general economic conditions, there has also been resurgences of COVID-19 cases that could result in the reinstatement of restrictions, which could lower demand for oil and natural gas.

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

The Coronavirus Disease 2019 (“COVID-19”) pandemic and related economic repercussions have created significant volatility, uncertainty and turmoil in the oil and gas industry. Throughout the first nine months of 2020, the effect of COVID-19 has lowered the demand for oil and natural gas which has resulted in an oversupply of crude oil with significant downward pressure on oil and natural gas prices. West Texas Intermediate crude oil closed at $21 per barrel on March 31, 2020 and generally remained at that level or lower through May 2020. In the third quarter of 2020, we experienced a gradual increase in oil and natural gas prices although not enough to alleviate the oversupply caused by lack of demand caused by COVID-19. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions placing limitations on the mobility and ability to work of the worldwide population and the related impact on crude oil prices and the U.S. and global economy and capital markets remains uncertain. Because we predominately produce natural gas and natural gas has not been impacted by the same market forces as crude oil, we have experienced less of an impact from COVID-19 than many of our peers. However, the scope and length of this downturn and the ultimate effect on the price of natural gas cannot be determined and we could be adversely affected in future periods.

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

Primary Operating Areas

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Caddo, DeSoto and Red River parishes, Louisiana and Angelina and Nacogdoches counties, Texas. We have acquired or farmed-in leases totaling approximately 42,000 gross (24,000 net) acres as of September 30, 2020 in the Haynesville Shale Trend. We completed and produced 8 gross (3.0 net) new wells in the third quarter of 2020 and had 4 gross (0.6 net) wells in the drilling or completions phase as of September 30, 2020. Our net production volumes from our Haynesville Shale Trend wells represented approximately 96% of our total equivalent production on a Mcfe basis and substantially all of our natural gas production for the third quarter of 2020. We are focusing on increasing our natural gas production volumes through increased drilling in the Haynesville Shale Trend, where we plan to focus all of our 2020 drilling efforts.

Tuscaloosa Marine Shale Trend

We have acquired approximately 48,000 gross (33,000 net) lease acres in the TMS as of September 30, 2020 which is held by production. We have 2 gross (1.7 net) TMS wells drilled and awaiting completion. Our net production volumes from our TMS wells represented approximately 2% of our total equivalent production on a Mcfe basis and 98% of our total oil production for the third quarter of 2020. Despite no capital expenditures, we are seeking to maintain production through strategic expense workover operations in the TMS.

Eagle Ford Shale Trend

We have retained approximately 4,300 net acres of undeveloped leasehold in the Eagle Ford Shale Trend in Frio County, Texas as of September 30, 2020, which is prospective for future development or sale.

Results of Operations

The items that had the most material financial effect on our net loss of $16.4 million and $36.3 million for the three and nine months ended September 30, 2020, compared to prior respective periods, were the decrease in revenues as a result of a substantial drop in oil and natural gas prices for both the three and nine months ended September 30, 2020, a mark-to-market loss on unsettled derivative contracts driven by increased natural gas forward strip prices and an impairment expense. Please see “Revenues from Operations”, “Gain (Loss) on Commodity Derivatives Not Designated as Hedges” and “Impairment Expense” below for further discussion.

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

Revenues from Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except for price and average daily production data)	2020	2019	Variance		2020	2019	Variance
Revenues:
Natural gas	$20,167	$24,684	$(4,517)	(18)%	$60,370	$79,986	$(19,616)	(25)%
Oil and condensate	1,296	2,477	(1,181)	(48)%	4,547	8,207	(3,660)	(45)%
Natural gas, oil and condensate	21,463	27,161	(5,698)	(21)%	64,917	88,193	(23,276)	(26)%
Net Production:
Natural gas (Mmcf)	11,346	12,257	(911)	(7)%	35,937	33,622	2,315	7%
Oil and condensate (MBbls)	33	42	(9)	(21)%	107	134	(27)	(20)%
Total (Mmcfe)	11,543	12,506	(963)	(8)%	36,576	34,425	2,151	6%
Average daily production (Mcfe/d)	125,462	135,936	(10,474)	(8)%	133,487	126,097	7,390	6%
Average realized sales price per unit:
Natural gas (per Mcf)	$1.78	$2.01	$(0.23)	(11)%	$1.68	$2.38	$(0.70)	(29)%
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	$1.89	$2.51	$(0.62)	(25)%	$2.06	$2.58	$(0.52)	(20)%
Oil and condensate (per Bbl)	$39.63	$59.67	$(20.04)	(34)%	$42.76	$61.40	$(18.64)	(30)%
Oil and condensate (per Bbl) including the effect of realized gains/losses on derivatives	$49.90	$56.09	$(6.19)	(11)%	$55.06	$57.52	$(2.46)	(4)%
Average realized price (per Mcfe)	$1.86	$2.17	$(0.31)	(14)%	$1.77	$2.56	$(0.79)	(31)%

Natural gas, oil and condensate revenues decreased by $5.7 million and $23.3 million, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019. For the three months ended September 30, 2020 as compared to the prior year period, the decrease was primarily driven by lower realized oil and natural gas prices as well as decreased production volumes as a result of normal well production decline and the timing of new wells brought online in the later part of the quarter. For the nine months ended September 30, 2020 as compared to the prior year, the decrease was primarily driven by lower realized oil and natural gas prices, partially offset by increased natural gas production volumes as a result of our capital expenditure program.

Operating Expenses

As described below, total operating expenses decreased $1.9 million and increased $13.8 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decrease in total operating expenses for the three months ended September 30, 2020 was primarily due to decreased transportation, general and administrative and depreciation, depletion and amortization expense. The increase in total operating expenses for the nine months ended September 30, 2020 was primarily due to impairment expense as well as increased LOE and production and other taxes, offset by lower transportation costs and general and administrative expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses (in thousands)	2020	2019	Variance		2020	2019	Variance
Lease operating expenses	$2,831	$2,589	$242	9%	$9,384	$8,902	$482	5%
Production and other taxes	591	623	(32)	(5)%	2,361	1,878	483	26%
Transportation and processing	4,336	5,107	(771)	(15)%	14,586	15,562	(976)	(6)%
Operating Expenses per Mcfe
Lease operating expenses	$0.25	$0.21	$0.04	19%	$0.26	$0.26	$-	0%
Production and other taxes	$0.05	$0.05	$-	0%	$0.06	$0.05	$0.01	20%
Transportation and processing	$0.38	$0.41	$(0.03)	(7)%	$0.41	$0.45	$(0.04)	(9)%

Lease Operating Expense

Lease operating expense (“LOE”) increased $0.2 million and $0.5 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase in LOE is primarily attributed to workover expense. Per unit operating cost was $0.25 and $0.26 per Mcfe for the three and nine months ended September 30, 2020 of which $0.03 per Mcfe was attributed to the $0.3 million in workover expense incurred in the three months and $0.04 per Mcfe was attributed to the $1.3 million incurred in the nine months ended September 30, 2020. We are maintaining production levels in 2020 through our selective workover projects.

Production and Other Taxes

Production and other taxes includes severance and ad valorem taxes. Severance taxes for the three and nine months ended September 30, 2020 were $0.4 million and $1.5 million, respectively, and ad valorem taxes were $0.2 million and $0.9 million for the three and nine months ended September 30, 2020, respectively.

Severance taxes remained the same for the three months ended September 30, 2020 and increased $0.4 million for the nine months ended September 30, 2020, as compared with the same periods in 2019 The current quarter severance tax expense reflects the reduction of the severance tax rate that was effective on July 1, 2020 while the current year to date expense reflects the expiration of tax exemptions on certain wells. On July 1, 2020, the severance tax rate on natural gas production was reduced to $0.0934 per Mcf from the $0.125 per Mcf rate that was effective on July 1, 2019. The State of Louisiana has enacted an exemption from severance tax on oil and natural gas for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) payout of the well. All of our recently drilled Haynesville Shale Trend wells in Northwest Louisiana are benefiting from this exemption.

Ad valorem tax remained relatively flat for the three months ended September 30, 2020 and increased $0.1 million for the nine months ended September 30, 2020, as compared with the same periods in 2019. The slight increase in the current year to date period is due to our increased well count.

Transportation and Processing

Transportation and processing expense for the three and nine months ended September 30, 2020 decreased $0.8 million and $1.0 million, respectively, compared to the same periods in 2019, despite an increase in production volumes for the year. We have increased production from our operated Haynesville Shale Trend wells for which we have contracted more favorable rates than those of our non-operated properties. Our natural gas volumes from operated wells generally carry less transportation cost than those from wells we do not operate. For the same reason, our per unit transportation cost per Mcfe cost decreased in both the three and nine months ended September 30, 2020,compared to the same periods in 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses (in thousands):	2020	2019	Variance		2020	2019	Variance
Depreciation, depletion and amortization	$10,341	$13,205	$(2,864)	(22)%	$35,484	$36,550	$(1,066)	(3)%
General and administrative	3,891	5,196	(1,305)	(25)%	13,327	15,442	(2,115)	(14)%
Impairment of oil and natural gas properties	3,040	-	3,040	100%	17,170	-	17,170	100%
Other	(11)	228	(239)	(105)%	(13)	179	(192)	(107)%
Operating Expenses per Mcfe
Depreciation, depletion and amortization	$0.90	$1.06	$(0.16)	(15)%	$0.97	$1.06	$(0.09)	(8)%
General and administrative	$0.34	$0.42	$(0.08)	(19)%	$0.36	$0.45	$(0.09)	(20)%
Impairment of oil and natural gas properties	$0.26	$-	$0.26	100%	$0.47	$-	$0.47	100%
Other	$-	$0.02	$(0.02)	(100)%	$-	$0.01	$(0.01)	(100)%

Depreciation, Depletion and Amortization (“DD&A”) Expense

DD&A expense is calculated under the Full Cost Method using the units of production method. DD&A expense for the three months ended September 30, 2020 decreased $2.9 million, and DD&A expense for the nine months ended September 30, 2020 decreased $1.1 million compared to the same periods in 2019.These decreases were due to using a lower DD&A rate in 2020 offset by the effect of increased production volumes for the year. We calculate our DD&A rates at least semi-annually in connection with the preparation of our reserve report on December 31st and June 30th which is used for that ending period. The June 30, 2020 and subsequently the September 30, 2020 calculation recognized the decreases in drilling and completion cost that the industry is currently experiencing which has lowered the DD&A rate.

Impairment Expense

The Full Cost Method requires that we perform a quarterly Ceiling Test. The Ceiling Test performed as of September 30, 2020 indicated that the net book value of our proved oil and natural gas properties exceeded the estimated discounted future net cash flows resulting in a $3.0 million impairment of oil and natural gas properties for the three months ended September 30, 2020, and $17.2 million for the nine months ended September 30, 2020, due to the low commodity price environment experienced during 2020 which brought the trailing 12-month average price to $1.97 per mcf of natural gas. Commodity prices have the greatest effect on the determination of an impairment, among other factors. Recently, natural gas future prices are trending upward; however, any commodity price deterioration from current levels may indicate an impairment of our oil and natural gas properties in the future. Please refer to Note 1—“Description of Business and Significant Accounting Policies—Full Cost Ceiling Test” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

General and Administrative (“G&A”) Expense

The Company recorded $3.9 million and $13.3 million in G&A expense for the three and nine months ended September 30, 2020, respectively, which included non-cash expenses of $1.0 million and $3.5 million, respectively, for share-based compensation. G&A expense decreased for the three and nine months ended September 30, 2020 by $1.3 million and $2.1 million, respectively, compared to the same periods in 2019, primarily due to reduced stock compensation expense of $0.6 million and $1.2 million, respectively. Additional reductions occurred in accrued employee performance bonus expense and employee related expenses resulting from employee retirements during 2020.

The Company recorded $5.2 million and $15.4 million, respectively, in G&A expense for the three and nine months ended September 30, 2019. G&A expense for the three and nine months ended September 30, 2019 included non-cash expenses of $1.6 million and $4.7 million, respectively, for share-based compensation.

Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
Other income (expense) (in thousands):	2020	2019	Variance		2020	2019	Variance
Interest expense	$(1,733)	$(1,981)	$(248)	(13)%	$(5,410)	$(9,036)	$(3,626)	(40)%
Interest income and other	5	-	5	100%	147	24	123	513%
Gain (loss) on commodity derivatives not designated as hedges	(11,079)	3,752	(14,831)	395%	(3,629)	15,397	(19,026)	124%
Loss on early extinguishment of debt	-	-	-	0%	-	(1,846)	1,846	(100)%

Average funded borrowings adjusted for debt discount	$107,268	$95,761	$11,507	12%	$104,925	$92,641	$12,284	13%
Average funded borrowings	$110,505	$99,598	$10,907	11%	$108,323	$96,323	$12,000	12%

Interest Expense

The Company's interest expense for the three and nine months ended September 30, 2020 reflected interest payable in cash of $1.0 million and $3.1 million, respectively, incurred on the 2019 Senior Credit Facility and non-cash interest of $0.7 million and $2.3 million, respectively, incurred primarily on the Company's 13.50% Convertible Second Lien Senior Secured Notes due 2022 (the “New 2L Notes”), which included $0.5 million of paid in-kind interest and $0.2 million of amortization of debt discount and issuance costs for the three months ended September 30, 2020 and $1.4 million of paid in-kind interest and $0.9 million of amortization of debt discount and debt issuance costs for the nine months ended September 30, 2020.

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

Interest expense decreased $0.2 million and $3.6 million, respectively, for the three and nine months ended September 30, 2020, compared to the same periods in 2019, having paid off in 2019 the higher interest bearing Convertible Second Lien Notes with borrowings from the 2019 Senior Credit Facility which carry a lower interest rate.

Gain (Loss) on Commodity Derivatives Not Designated as Hedges

The loss on commodity derivatives not designated as hedges of $11.1 million for the three months ended September 30, 2020 was comprised of a $12.7 million mark-to-market loss, representing the change in fair value of our open natural gas and oil derivatives, offset by a $1.6 million net gain on cash settlement of natural gas and oil derivative contracts. The loss on commodity derivatives not designated as hedges of $3.6 million for the nine months ended September 30, 2020 was comprised of a $18.5 million mark-to-market loss, representing the change of the fair value of our open natural gas and oil derivative contracts offset by $14.9 million net gain on cash settlement of natural gas and oil derivative contracts Volatility in the commodity futures market is quite high and since we do not apply hedge accounting on our derivatives contracts there can be large swings in our reported gains or losses between periods. Going forward, any increase in natural gas futures prices would result in recording of losses in future periods.

The gain on commodity derivatives not designated as hedges for the three months ended September 30, 2019 was comprised of $5.9 million gain on cash settlements during the period offset by a mark-to-market loss of $2.2 million, representing the change of the fair value of our natural gas derivative contracts. The gain on commodity derivatives not designated as hedges for the nine months ended September 30, 2019 was comprised of a mark-to-market gain of $9.3 million, representing the change of the fair value of our natural gas derivative contracts, and a $6.1 million gain on net cash settlements during the period.

Income Tax Benefit

We recorded no income tax expense or benefit for the three and nine months ended September 30, 2020 or 2019. We maintained a valuation allowance at September 30, 2020, which resulted in no net deferred tax asset or liability appearing on our statement of financial position. We recorded this valuation allowance after an evaluation of all available evidence (including commodity prices and our recent history of tax net operating losses (“NOLs”) in 2019 and prior years) led to a conclusion that based upon the more-likely-than-not standard of the accounting literature our deferred tax assets were unrecoverable. The valuation allowance was $74.2 million as of December 31, 2019, which resulted in a net non-current deferred tax asset of $0.4 million appearing on our statement of financial position at that time. The net $0.4 million deferred tax asset related to alternative minimum tax (“AMT”) credits and accrued interest which were refundable to the Company was reclassed to a current receivable as of June 30, 2020, and such funds were subsequently received in the third quarter of 2020. The valuation allowance has no impact on our NOL position for tax purposes, and if we generate taxable income in future periods, we may be able to use our NOLs to offset taxable income at that time subject to any applicable tax limitations on the NOLs. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of September 30, 2020.

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-United States Generally Accepted Accounting Principle (“US GAAP”) financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. The Company defines Adjusted EBITDA as earnings before interest expense, income and similar tax, DD&A, share-based compensation expense and impairment of oil and natural gas properties (if any). In calculating Adjusted EBITDA, gains/losses on reorganization and mark-to-market gains/losses on commodity derivatives not designated as hedges are also excluded. Other excluded items include adjustments resulting from the accounting for operating leases under Accounting Standards Codification (“ASC”) 842 in accordance with our 2019 Senior Credit Facility, interest income and any extraordinary non-cash gains or losses. Adjusted EBITDA is not a measure of net income (loss) as determined by US GAAP. Adjusted EBITDA should not be considered an alternative to net income (loss), as defined by US GAAP.

The following table presents a reconciliation of the non-US GAAP measure of Adjusted EBITDA to the US GAAP measure of net income (loss), its most directly comparable measure presented in accordance with US GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net income (loss) (US GAAP)	$(16,360)	$1,988	$(36,265)	$14,215
Interest expense	1,733	1,981	5,410	9,036
Depreciation, depletion and amortization	10,341	13,205	35,484	36,550
Impairment of oil and natural gas properties	3,040	-	17,170	-
Share-based compensation expense (non-cash)	1,035	1,617	3,564	4,765
Loss (gain) on commodity derivatives not designated as hedges, not settled	12,676	2,170	18,534	(9,262)
Loss on early extinguishment of debt	-	-	-	1,846
Other items (1)	266	297	684	855
Adjusted EBITDA	$12,731	$21,258	$44,581	$58,005

(1)

Other items included $0.3 million, $0.3 million, $0.8 million and $0.9 million, respectively, from the impact of accounting for operating leases under ASC 842 as well as interest income for the three and nine months ended September 30, 2020 and 2019, respectively.

Management believes that this non-US GAAP financial measure provides useful information to investors because it is monitored and used by our management and widely used by professional research analysts in the valuation and investment recommendations of companies within the oil and natural gas exploration and production industry.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the first nine months of 2020 were cash on hand and cash from operating activities. We used cash primarily to fund capital expenditures. We currently plan to fund our operations and capital expenditures for the remainder of 2020 through a combination of cash on hand, cash from operating activities and borrowings under our revolving credit facility, although we may from time to time consider the funding alternatives described below.

On May 14, 2019, the Company entered into a Second Amended and Restated Senior Secured Revolving Credit Agreement (the “2019 Credit Agreement”) among the Company, the Subsidiary, as borrower (in such capacity, the “Borrower”), Truist Bank (formerly SunTrust Bank), as administrative agent (the “Administrative Agent”), and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “2019 Senior Credit Facility”). The 2019 Senior Credit Facility amended, restated and refinanced the obligations under our 2017 Credit Agreement.

The 2019 Senior Credit Facility matures (a) May 14, 2024 or (b) December 3, 2021, if the New 2L Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 3, 2021, which is the date that is 180 days prior to the May 31, 2022 “Maturity Date” of the New 2L Notes. The 2019 Senior Credit Facility provides for a maximum credit amount of $500 million subject to a borrowing base limitation, which was originally $115 million. The borrowing base was increased to $125 million in August 2019 and was decreased to $120 million in May 2020, which was reaffirmed in the fall 2020 redetermination. The borrowing base is scheduled to be redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders at their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

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

We exited the third quarter of 2020 with $1.3 million cash on hand and $96.4 million of outstanding borrowings with $23.6 million of availability under the 2019 Senior Credit Facility borrowing base of $120.0 million in effect as of September 30, 2020. Due to the timing of payment of our capital expenditures, we reflected a working capital deficit of $34.3 million as of September 30, 2020. Subsequently, our working capital deficit was not covered by availability under the 2019 Senior Credit Facility, and we were therefore not in compliance with our current ratio under the 2019 Senior Credit Facility. On October 30, 2020, we entered into a Third Amendment to Credit Agreement with the Subsidiary, Truist Bank, as administrative agent, and the lenders party thereto, pursuant to which, among other things, the lenders agreed to waive the default caused by our failure to comply with the current ratio financial covenant under the 2019 Senior Credit Facility as of the last day of the fiscal quarter ended September 30, 2020. To the extent we continue to operate with a working capital deficit, we expect such deficit to be offset by liquidity available under our 2019 Senior Credit Facility. Compliance with our covenants under the 2019 Senior Credit Facility and New 2L Notes is primarily dependent upon our capital spending program. We have taken advantage of the improving natural gas prices by completing wells in the third quarter which were drilled in prior quarters. Our financial forecast indicates we will be in compliance with all our bank covenants through 2021.

Outlook

Our capital expenditures for the remainder of 2020 and 2021 are dependent upon commodity prices. We have the flexibility to move forward with or delay capital projects based on the upward or downward movement of commodity prices. We plan to continue to focus all of our capital on drilling and development of our Haynesville Shale Trend natural gas properties in North Louisiana.

We believe the results of the capital investments we made in 2019 and thus far in 2020 will generate sufficient cash flows and coupled with the availability under our 2019 Senior Credit Facility will allow us to execute our operational plans through 2021. That value that is created will allow us to raise capital to continue our capital development in the future.

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

We have supported our cash flows with derivative contracts that covered approximately 53% of our natural gas sales volumes for the first nine months of 2020 and 59% of our oil volumes for the first nine months of 2020. We have approximately 50% of our forecasted natural gas production hedged through the first quarter of 2022 at a weighted average price of $2.53 per Mcf. We have approximately 52% of our forecasted oil production hedged through the first quarter of 2021 at a weighted average price of $57.05 per barrel. For additional information on our derivative instruments see Note 8—“Commodity Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

To mitigate the effects of the downturn in commodity prices experienced during 2020 due to the effects of COVID-19, we reduced our capital expenditures for 2020 thereby conserving capital. We also initiated a company-wide cost reduction program eliminating outside services that are not core to our business. Additionally, we have substantial volumes of our production favorably hedged through the first quarter of 2022 and can further adjust our capital expenditures based upon commodity prices, if necessary.

As a result of the steps we have taken to enhance our liquidity, we anticipate our cash on hand, cash from operations and our available borrowing capacity under our 2019 Senior Credit Facility will be sufficient to meet our investing, financing, and working capital requirements into 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash flow statement information:
Net cash:
Provided by operating activities	$13,512	$15,594	$44,592	$56,847
Used in investing activities	(14,816)	(19,083)	(48,012)	(72,865)
Provided by financing activities	991	2,980	3,219	13,110
Decrease in cash and cash equivalents	$(313)	$(509)	$(201)	$(2,908)

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations for the three and nine months ended September 30, 2020 and 2019. Changes in working capital and net cash settlements related to our derivative contracts also impact cash flows. Net cash provided by operating activities for the three months ended September 30, 2020 was $13.5 million including operating cash flows before positive working capital changes of $11.8 million, including net cash receipts of $1.6 million in settlement of derivative contracts. Net cash provided by operating activities for the nine months ended September 30, 2020 was $44.6 million including operating cash flows before positive working capital changes of $41.7 million, including net cash receipts of $14.9 million in settlement of derivative contracts. The decrease in cash provided by operating activities for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily attributable to decreases in oil and natural gas revenues driven by decreased realized prices.

Investing activities: Net cash used in investing activities was $14.8 million and $48.0 million for the three and nine months ended September 30, 2020, respectively, which reflected cash expended on capital projects. We recorded $16.9 million in capital expenditures during the three months ended September 30, 2020. The difference in capital expenditures and cash expended on capital projects for the three months ended September 30, 2020 was attributed to a net capital accrual increase of $2.7 million and $0.1 million of asset retirement and non-cash internal costs, offset by $0.7 million in cash calls paid on our non-operated wells. During the three months ended September 30, 2020, we conducted drilling and completion operations and brought onto production 8 gross (3.0 net) wells. We recorded $45.5 million in capital expenditures during the nine months ended September 30, 2020. The difference in capital expenditures and cash expended on capital projects for the nine months ended September 30, 2020 was attributed to a net capital accrual decrease of $2.4 million and $0.7 million in paid cash calls on non-operated wells, offset by capitalization of $0.6 million of asset retirement and non-cash internal costs. Though we have reduced our drilling and completion activities, we are still paying for capital costs incurred and recorded in prior periods. During the nine months ended September 30, 2020, we conducted drilling and completion operations on 20 gross (6.1 net) wells bringing 16 gross (5.5 net) wells on production with 6.0 gross (2.4 net) wells remaining in the drilling and completion process at September 30, 2020.

Financing activities: Net cash provided by financing activities for the three and nine months ended September 30, 2020 reflected $1.0 million and $3.5 million of net borrowings under our 2019 Senior Credit Facility, respectively, offset by $0.3 million for the purchase of shares withheld from employee stock award vestings for the payment of taxes in the nine month period ended September 30, 2020.

Debt consisted of the following balances as of the dates indicated (in thousands):

	September 30, 2020		December 31, 2019
	Principal	Carrying Amount	Principal	Carrying Amount
2019 Senior Credit Facility (1)	$96,400	$96,400	$92,900	$92,900
New 2L Notes (2)	14,327	13,129	12,969	11,535
Total debt	$110,727	$109,529	$105,869	$104,435

(1) The carrying amount for the 2019 Senior Credit Facility represents fair value as it was fully secured.

(2) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2022. The principal includes $2.3 million and $1.0 million of paid in-kind interest as of September 30, 2020 and December 31, 2019, respectively. The carrying value includes $1.0 million and $1.1 million of unamortized debt discount and $0.2 million and $0.3 million of unamortized issuance cost as of September 30, 2020 and December 31, 2019, respectively.

For additional information on our financing activities, see Note 4—“Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion of our critical accounting policies and there have been no material changes to such policies during the three and nine months ended September 30, 2020.

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

Commodity Price Risk

Our most significant market risk relates to fluctuations in crude oil and natural gas prices. Management expects the prices of these commodities to remain volatile and unpredictable. As these prices decline or rise significantly, revenues and cash flow will also decline or rise significantly. In addition, a non-cash write-down of our oil and natural gas properties may be required if future commodity prices experience a sustained and significant decline. We have entered into natural gas and oil derivative instruments in order to reduce the price risk associated with production for the rest of 2020 of approximately 70,000 MMBtu per day and 200 barrels per day, respectively, in the first quarter of 2021, approximately 70,000 MMBtu per day and 200 barrels per day, for the remainder of 2021 approximately 100,000 MMBtu per day, and in the first quarter of 2022, approximately 100,000 MMBtu per day. We did not enter into derivative instruments for trading purposes. Utilizing actual derivative contractual volumes, a hypothetical increase of 10% in the underlying commodity prices would have increased the derivative natural gas net liability position by $9.1 million and decreased the derivative oil asset position by $0.1 million as of September 30, 2020. Likewise, a hypothetical decrease of 10% in the underlying commodity prices would have changed our derivative natural gas net liability position to a net asset position with a change of $11.6 million and increased the derivative oil asset position by $0.1 million as of September 30, 2020. Furthermore, a gain or loss would have been substantially offset by an increase or decrease, respectively, in the actual sales value of production covered by the derivative instruments.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report and have identified a material weakness in our internal control over financial reporting. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

Notwithstanding the identified material weakness, the Company's management, including our Chief Executive Officer and Chief Financial Officer have determined, based on the procedures we have performed, that the unaudited consolidated financial statements included in this report fairly present in all material respects our financial condition and results of operations as of and for the three and nine months ended September 30, 2020 and 2019 in accordance with US GAAP.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the third quarter of fiscal year 2020, management, in connection with our independent auditors, identified a material weakness in our controls over the determination of the estimated PV-10 of our reserves. Specifically, we did not design and maintain effective controls to sufficiently review the completeness and accuracy of the future development costs component of the estimated PV-10 of our reserves and, thus, failed to identify the omission of capital expenditure costs from the future costs required to develop certain of our reserves. This material weakness resulted in an undiscovered $7.3 million error in the amount of impairment expense recorded in relation to our oil and gas properties for the three and six months ended June 30, 2020, which required the Company to restate its consolidated financial statements as of and for the three and six months ended June 30, 2020, and also resulted in a corrected $1.0 million error in the amount of impairment expense recorded in relation to our oil and gas properties in the consolidated financial statements for the three and nine months ended September 30, 2020.

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

As of September 30, 2020, we did not have any material outstanding and pending litigation.

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

4.1	First Amendment to Indenture and Notes, dated as of May 6, 2020, by and between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as the subsidiary guarantor, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 13.50% Convertible Second Lien Senior Secured Notes due 2022 (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2020).
10.1	Second Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 6, 2020, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, SunTrust Bank, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2020).
10.2	Third Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of October 30, 2020, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, Truist Bank, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-12719) filed on November 5, 2020).
31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

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