Form 10-K
period 2020-12-31
GOODRICH PETROLEUM CORP
filed 2021-03-12
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates (based upon the closing sales price on the NYSE American on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $40.4 million. The number of shares of the Registrant’s common stock par value $0.01 per share, outstanding as of March 9, 2021 was 13,402,291.

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

December 31, 2020

PART I

Items 1. and 2.	Business and Properties

General

Goodrich Petroleum Corporation, a Delaware corporation (together with its subsidiary, Goodrich Petroleum Company, L.L.C. (the “Subsidiary”),“we,” “our,” or “the Company”) formed in 1995, is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend, (ii) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale Trend (“TMS”), and (iii) South Texas, which includes the Eagle Ford Shale Trend. We own interests in 189 producing oil and natural gas wells located in 37 fields in six states. At December 31, 2020, we had estimated proved reserves of approximately 543 Bcfe, comprised of 540 Bcf of natural gas and 0.5 MMBbls of oil and condensate.

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

PV-10 is the pre-tax present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying the 12-month average price for the year and holding that price constant throughout the productive life of the reserves (except for consideration of price changes to the extent provided by contractual arrangements), and deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on current costs and assuming continuation of existing economic conditions). PV-10 is not a financial measure that is calculated in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The SEC methodology for computing the 12-month average price is discussed in the definition of “Proved reserves” below.

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

Oil and Natural Gas Operations and Properties

As of December 31, 2020, nearly all of our proved oil and natural gas reserves were located in Louisiana, Texas and Mississippi. We spent substantially all of our 2020 capital expenditures of $56.5 million in the Haynesville Shale Trend of Northwest Louisiana. Our total capital expenditures, including accrued costs for services performed during 2020, consisted of $56.2 million for drilling and completion costs, $0.2 million for asset retirement obligations, and $0.1 million for furniture and fixtures.

We are currently focused on developing our Haynesville Shale Trend assets. The Haynesville Shale Trend is one of the top natural gas plays in the U.S., particularly when factoring in its geographic location, pipeline and infrastructure capacity and deliverability of gas to the gulf coast industrial complex and liquified natural gas export facilities. As a result, substantially all of our 2021 capital expenditure budget is planned for Haynesville Shale Trend development.

The table below details our acreage positions, average working interest and producing wells as of December 31, 2020:

	Acreage		Average	Producing wells
	As of December 31, 2020		Producing Well	at December 31,
Field or Area	Gross	Net	Working Interest	2020
Tuscaloosa Marine Shale Trend	47,669	33,076	65%	36
Haynesville Shale Trend	48,829	26,109	39%	129
Eagle Ford Shale Trend	6,041	4,295	-	-
Other	33,125	7,323	9%	24

Haynesville Shale Trend

As of December 31, 2020, we have acquired or farmed-in leases totaling approximately 49,000 gross (26,000 net) acres in the Haynesville Shale Trend. During 2020, we added 16 gross (5.5 net) wells to production on our acreage. Our Haynesville Shale Trend drilling activities are currently located in leasehold areas in Caddo, DeSoto and Red River parishes, Louisiana. As of December 31, 2020, we had 9 gross (3.1 net) wells in the drilling or completion phase in the Haynesville Shale Trend.

Tuscaloosa Marine Shale Trend

As of December 31, 2020, we own approximately 48,000 gross (33,000 net) lease acres in the TMS, an oil shale play in Southwest Mississippi and Southeast Louisiana, which is predominately held by production. During 2020, we did not conduct any drilling operations and did not add any wells to production. As of December 31, 2020, we had 2 gross (1.7 net) wells waiting on completion operations in the TMS.

Eagle Ford Shale Trend

As of December 31, 2020, we have retained approximately 4,300 net acres of undeveloped leasehold in the Eagle Ford Shale Trend in Frio County, Texas.

Other

As of December 31, 2020, we maintained ownership interests in acreage and/or wells in several additional fields.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information on our recent operations in the Haynesville Shale Trend, TMS and Eagle Ford Shale Trend.

Oil and Natural Gas Reserves

The following tables set forth summary information with respect to our proved reserves as of December 31, 2020 and 2019, as estimated by Netherland, Sewell & Associates, Inc. (“NSAI”) and by Ryder Scott Company (“RSC”) our independent reserve engineers. All of our proved reserves estimates are independently prepared by NSAI and RSC. NSAI prepared the estimates on all our proved reserves as of December 31, 2020 on properties other than those located in the TMS. RSC prepared the estimate of proved reserves as of December 31, 2020 for our TMS properties. Copies of the summary reserve reports of NSAI and RSC as of December 31, 2020 are included as exhibits to this Annual Report on Form 10-K. For additional information see Supplemental Information “Oil and Natural Gas Producing Activities (Unaudited)” to our consolidated financial statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Net proved reserves and the PV-10 estimates at December 31, 2020 below were calculated using flat, twelve month average commodity index prices of $39.57 per barrel and $1.99 per MMBtu.

	Proved Reserves at December 31, 2020
	Developed	Developed
	Producing	Non-Producing	Undeveloped	Total
	(dollars in thousands)
Net Proved Reserves:
Oil (MBbls) (1)	527	-	-	527
Natural Gas (Mmcf)	151,732	-	388,272	540,004
Mcf Natural Gas Equivalent (Mmcfe) (2)	154,892	-	388,272	543,164
Estimated Future Net Cash Flows				$382,641
PV-10 (3)				$182,737
Discounted Future Income Taxes				-
Standardized Measure of Discounted Net Cash Flows (3)				$182,737
(1)	Includes condensate.
(2)	Based on ratio of six Mcf of natural gas per Bbl of oil and per Bbl of NGLs. NGLs are immaterial and included in Natural Gas.
(3)

PV-10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves before income tax, discounted at 10%. PV-10 of our total year-end proved reserves is considered a non-U.S. GAAP financial measure as defined by the SEC. We believe that the presentation of the PV-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. We further believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. See the reconciliation of our PV-10 to the standardized measure of discounted future net cash flows in the table above.

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
(3)

PV-10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves before income tax, discounted at 10%. PV-10 of our total year-end proved reserves is considered a non-U.S. GAAP financial measure as defined by the SEC. We believe that the presentation of the PV-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. We further believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. See the reconciliation of our PV-10 to the standardized measure of discounted future net cash flows in the table above.

The following table presents our reserves by targeted geologic formation in Mmcfe:

	As of December 31, 2020
	Proved	Proved	Proved	% of
Area	Developed	Undeveloped	Reserves	Total
Tuscaloosa Marine Shale Trend	3,093	-	3,093	1%
Haynesville Shale Trend	151,672	388,272	539,944	99%
Other	127	-	127	0%
Total	154,892	388,272	543,164	100%

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

In accordance with the guidelines of the SEC, our independent reserve engineers’ estimates of future net revenues from our estimated proved reserves, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period of January 2020 through December 2020, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. For reserves at December 31, 2020, the average twelve month prices used were $1.99 per MMBtu of natural gas and $39.57 per Bbl of crude. These prices do not include the impact of hedging transactions, nor do they include the adjustments that are made for applicable transportation and quality differentials, and price differentials between natural gas liquids and oil, which are deducted from or added to the index prices on a well by well basis in estimating our proved reserves and related future net revenues.

Our proved reserve information as of December 31, 2020 included in this Annual Report on Form 10-K was estimated by our independent petroleum engineers, NSAI and RSC, in accordance with petroleum engineering and evaluation principles and definitions and guidelines set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserve Information promulgated by the Society of Petroleum Engineers. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a preliminary copy of the NSAI and RSC reserve reports are reviewed by our senior management with representatives of NSAI and RSC and our internal technical staff. Additionally, our senior management reviews and approves any internally estimated significant changes to our proved reserves at least semi-annually.

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

Our total proved reserves at December 31, 2020, as estimated by NSAI and RSC, were 543 Bcfe, consisting of 540 Bcf of natural gas and 0.5 MMBbls of oil and condensate. In 2020, we added approximately 181 Bcfe related to our drilling activities in the Haynesville Shale Trend. We had negative revisions of approximately 106 Bcfe due primarily to natural gas prices and produced 49 Bcfe in 2020. We continue to employ completion techniques on our Haynesville Shale Trend wells which have been proven successful by the production volume results from the wells we drilled in recent years. These well results in conjunction with our acreage position and our financial ability to develop our Haynesville Shale Trend properties allowed us to add the Haynesville Shale Trend reserves as of December 31, 2020.

Our proved undeveloped (“PUD”) reserves at December 31, 2020, mostly in our Haynesville Shale Trend, were 388 Bcfe, or 71% of our total proved reserves. In 2020, we had new additions of 164 Bcfe reflective of our plans to develop these reserves in and after the year 2021 but before five years have elapsed. We had net negative revisions of previous estimates of 112 Bcfe. We developed approximately 35 Bcfe, or 10% of our total proved undeveloped reserves booked as of December 31, 2019, through the drilling of 16 gross (5.5 net) development wells. Of the proved undeveloped reserves in our December 31, 2020 reserve report, the oldest was initially booked on December 31, 2016. Consequently, none have remained undeveloped for more than five years since the date of initial booking as proved undeveloped reserves, and none are scheduled for commencement of development on a date more than five years from the date the reserves were initially booked as proved undeveloped.

The net negative PUD revision of previous estimates was primarily attributable to recognizing that reserves under the natural gas pricing utilized for the reserves estimation process representing approximately 117 Bcfe would not be developed within five years since they were originally booked. In addition, we had ownership decreases of 1 Bcfe offset by an increase of 6 Bcfe mostly due to economic parameter adjustments such as improved well performance and lease operating expenses.

Productive Wells

The following table sets forth the number of productive wells in which we maintain ownership interests as of December 31, 2020:

	Oil		Natural Gas		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Tuscaloosa Marine Shale Trend:
Southeast Louisiana	13	9.2	-	-	13	9.2
Southwest Mississippi	23	14.3	-	-	23	14.3
Haynesville Shale Trend:
East Texas	-	-	5	1.8	5	1.8
Northwest Louisiana	-	-	124	48.7	124	48.7
Other	3	0.2	21	2.0	24	2.2
Total Productive Wells	39	23.7	150	52.5	189	76.2
(1)	Royalty and overriding interest wells that have immaterial values are excluded from the above table.
(2)	Net working interest.

Productive wells consist of producing wells and wells capable of production, including wells awaiting pipeline connections. A gross well is a well in which we maintain an ownership interest, while a net well is deemed to exist when the sum of the fractional working interests owned by us equals one. Wells that are completed in more than one producing horizon are counted as one well.

Acreage

The following table summarizes our gross and net developed and undeveloped acreage under lease as of December 31, 2020. Acreage in which our interest is limited to a farm-out agreement, royalty or overriding royalty interest is excluded from the table.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Tuscaloosa Marine Shale Trend:
Southwest Mississippi	29,191	20,372	76	1	29,267	20,373
Southeast Louisiana	18,206	12,535	196	168	18,402	12,703
Haynesville Shale Trend:
East Texas	8,274	3,474	310	23	8,584	3,497
Northwest Louisiana	30,593	17,870	9,652	4,742	40,245	22,612
Eagle Ford Shale Trend:
South Texas	6,041	4,295	-	-	6,041	4,295
Other	28,488	6,636	4,637	687	33,125	7,323
Total	120,793	65,182	14,871	5,621	135,664	70,803

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

Lease Expirations

We have undeveloped lease acreage, excluding optioned acreage, that will expire during the next four years unless the leases are converted into producing units or extended prior to lease expiration. The following table sets forth the lease expirations as of December 31, 2020:

Year	Net Acreage
2021	416
2022	85
2023	0
2024	27

Operator Activities

We operate a majority of our producing properties by value, and we will generally seek to become the operator of record on properties we drill or acquire. Chesapeake Energy Corporation (“Chesapeake”) continues to operate a portion of our Northwest Louisiana acreage in the Haynesville Shale Trend.

Drilling Activities

The following table sets forth our drilling activities for the last three years. As denoted in the following table, “gross” wells refer to wells in which a working interest is owned, while a “net” well is deemed to exist when the sum of the fractional working interests we own in gross wells equals one.

	Year Ended December 31,
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	16	5.5	9	7.2	16	7.5
Non-Productive	-	-	-	-	-	-
Total	16	5.5	9	7.2	16	7.5
Exploratory Wells:
Productive	-	-	-	-	-	-
Non-Productive	-	-	-	-	-	-
Total	-	-	-	-	-	-
Total Wells:
Productive	16	5.5	9	7.2	16	7.5
Non-Productive	-	-	-	-	-	-
Total	16	5.5	9	7.2	16	7.5

At December 31, 2020, we had 11 gross (4.8 net) development wells waiting to be completed.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties (including two fields which have attributed more than 15% of our total proved reserves as of December 31, 2020), the revenue derived from the sale of such production, average sales prices received and average production costs during each of the years in the three-year period ended December 31, 2020.

	Sales Volumes			Average Sales Prices (1)				Average
	Natural	Oil &		Natural	Oil &		% of	Production
	Gas	Condensate	Total	Gas	Condensate	Total	Total	Cost (2)
	Mmcf	MBbls	Mmcfe	Mmcf	MBbls	Mmcfe	Revenue	Per Mcfe
For Year 2020:
TMS	-	135	812	$-	$41.61	$6.93	6%	$5.41
Haynesville Shale Trend	48,032	-	48,032	1.82	-	1.82	93%	0.18
Other	78	8	124	1.99	60.44	4.95	1%	0.74
Total	48,110	143	48,968	$1.82	$42.59	$1.92	100%	$0.27
For Year 2019:
TMS	-	169	1,011	$-	$60.92	$10.15	9%	$5.30
Haynesville Shale Trend	46,436	-	46,436	2.31	-	2.31	90%	0.14
Other	275	2	290	3.12	50.28	3.38	1%	1.04
Total	46,711	171	47,737	$2.31	$60.77	$2.48	100%	$0.26
For Year 2018:
TMS	-	215	1,289	$-	$68.03	$11.34	17%	$4.37
Haynesville Shale Trend	24,410	-	24,410	2.99	-	2.99	83%	0.19
Other	34	2	47	4.18	58.11	5.72	0%	2.38
Total	24,444	217	25,746	$2.99	$67.93	$3.42	100%	$0.41

(1)	Excludes the impact of commodity derivatives.
(2)	Excludes ad valorem and severance taxes.

Oil and Natural Gas Marketing and Major Customers

Marketing. Our natural gas production is sold under spot or market-sensitive contracts to various natural gas purchasers on short-term contracts. Our oil production is sold to various purchasers under short-term rollover agreements based on current market prices.

Customers. Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
CIMA Energy, LP	41%	39%
ARM Energy Management LLC	22%	0%
Shell	13%	19%
CES	2%	10%
Genesis Crude Oil LP	0%	8%
ETC Marketing, Ltd	5%	19%
Symmetry Energy Solutions, LLC	5%	0%

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

Human Capital Resources

The Company’s approach to human capital is a critical strategy with priorities that include, among others: (i) attracting, developing, and retaining a diverse and talented workforce; (ii) providing opportunities for learning, development, career growth, and movement within the Company; (iii) evaluating compensation and benefits, and rewarding performance; (iv) obtaining Employee feedback; (v) maintaining and enhancing Company culture; and (vi) communicating with the Board of Directors on a routine basis on key topics, including executive succession planning. The Company rewards Employees with competitive compensation and benefits packages, including attractive insurance plans and a 401(k) plan.

At February 28, 2021, we had 39 employees in our Houston administrative office and 4 employees in our field offices, all of whom, with the exception of one part-time employee, were full-time and none of whom was represented by any labor union. We regularly use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site supervision, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for us, including gauging, maintenance, dispatching, inspection, and well testing.

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

Water Discharges and Subsurface Injections

The Federal Water Pollution Control Act, as amended (“Clean Water Act,” or “CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state and federal waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In September 2015, the EPA and U.S. Army Corps of Engineers (the “Corps”) finalized new rules defining the scope of the EPA’s and the Corps’ jurisdiction under the Clean Water Act (the “WOTUS rule”). Several legal challenges to the rule followed, and the WOTUS rule was rescinded in September 2019. On January 23, 2020, the EPA and the Corps finalized the Navigable Waters Protection Rule, which narrows jurisdiction under the CWA relative to the WOTUS rule. These rulemakings are currently subject to litigation, and it is possible that the Biden Administration could propose a broader definition of WOTUS. Therefore, the scope of jurisdiction under the CWA is uncertain at this time. To the extent any rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The process for obtaining permits has the potential to delay the development of natural gas and oil projects. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In addition, the Oil Pollution Act of 1990, as amended, imposes a variety of requirements related to the prevention of oil spills into navigable waters as well as liabilities for oil cleanup costs, natural resource damages and a variety of public and private damages that may result from such oil spills.

The disposal of oil and natural gas wastes into underground injection wells are subject to the federal Safe Drinking Water Act, as amended (“SDWA”), and analogous state laws. The SDWA’s Underground Injection Control Program establishes requirements for permitting, testing, monitoring, recordkeeping and reporting of injection well activities as well as a prohibition against the migration of fluid containing any contaminants into underground sources of drinking water. State programs may have analogous permitting and operational requirements. In response to concerns related to increased seismic activity in the vicinity of injection wells, regulators in some states are considering additional requirements related to seismic safety. For example, Texas has imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic activities. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to conduct continue production may be delayed or limited, which could have a material adverse effect on our results of operations and financial position. In addition, any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource, and imposition of liability by third parties for property damages and personal injury.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Over the years, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing. For example, the EPA has taken the issued guidance under the SDWA for hydraulic fracturing activities involving the use of diesel fuel and published final rules in June 2016 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.

In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. The EPA has not proposed to take any action in response to the report’s findings. Additionally, the Biden Administration has issued orders temporarily suspending the issuance of certain authorizations, and suspending the issuance of new leases, for oil and gas activities on federal lands, though these orders do not impact existing operations on valid leases.

Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process, and such legislation may be considered again in the future. At the state level, some states where we operate, including Louisiana and Texas, have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Moreover, some states and local governments have enacted laws or regulations limiting hydraulic fracturing within their borders or prohibiting the activity altogether. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

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

Climate Change

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that greenhouse gas (“GHG”) emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In September 2020, the Trump Administration revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, on January 20, 2021, President Biden signed an executive order calling for the suspension, revision, or rescission of the September 2020 rule, and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored Paris Agreement requires member states to submit non-binding, individually-determined emissions reduction goals every five years after 2020. Although the United States withdrew from the Paris Agreement on November 4, 2020, President Biden has signed executive orders recommitting the United States to the agreement and calling for the federal government to begin formulating the United States’ nationally determined emissions reduction goals under the agreement. However, the impacts of these orders and the terms of any legislation or regulation to implement the United States’ commitment under the Paris Agreement remain unclear at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates now in political office. On January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risk across governmental agencies and economic sectors. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil fuel energy companies may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Recently, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risks and uncertainties:

•	public health crises, such as the Coronavirus Disease 2019 ("COVID-19") outbreak in 2020, which has negatively impacted the global economy, and correspondingly, the price of oil and natural gas;

•	the market prices of oil and natural gas;

•	volatility in the commodity-futures market;

•	financial market conditions and availability of capital;

•	future cash flows, credit availability and borrowings;

•	sources of funding for exploration and development;

•	our financial condition;

•	our ability to repay our debt;

•	the securities, capital or credit markets;

•	planned capital expenditures;

•	future drilling activity;

•	uncertainties about the estimated quantities of our oil and natural gas reserves and production from our wells;

•	the creditworthiness of our hedging counterparties and the effect of our hedging arrangements;

•	litigation matters;

•	pursuit of potential future acquisition opportunities;

•	general economic conditions, either nationally or in the jurisdictions in which we are doing business;

•

legislative or regulatory changes, including retroactive royalty or production tax regimes, hydraulic-fracturing regulation, drilling and permitting regulations, derivatives reform, changes in state and federal corporate taxes, environmental regulation, environmental risks and liability under federal, state and foreign and local environmental laws and regulations;

•	the creditworthiness of our financial counterparties and operating partners; and

•	other factors discussed below and elsewhere in this Annual Report on Form 10-K and in our other public filings, press releases and discussions with our management.

Item 1A.	Risk Factors

The risks described in this Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Business and Operating Risks

Oil and natural gas prices are volatile. A sustained decrease in the price of oil or natural gas, including price decreases caused by the COVID-19 pandemic, would adversely impact our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

Our success depends on the market prices of oil and natural gas. These market prices tend to fluctuate significantly in response to factors beyond our control. The prices we receive for our crude oil production are based on global market conditions. The general pace of global economic growth, the continued instability in the Middle East and other oil and natural gas producing regions and actions of OPEC, as well as other economic, political, and environmental factors will continue to affect world supply and prices of oil. Domestic natural gas prices fluctuate significantly in response to numerous factors including U.S. economic conditions, weather patterns, other factors affecting demand such as substitute fuels, the impact of drilling levels on crude oil and natural gas supply, and the environmental and access issues that limit future drilling activities for the industry.

Market prices of oil and natural gas have been adversely affected by the ongoing outbreak of COVID-19, which has also adversely impacted and is expected to continue to adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas. A significant majority of states as well as local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects. Such effects and restrictions have decreased the demand for oil and natural gas, resulting in a sustained decrease in the market prices of such commodities.

During the period from January 1, 2014 to December 31, 2020, average daily prices for NYMEX Henry Hub natural gas ranged from a high of $6.00 per MMBtu to a low of $1.63 per MMBtu and NYMEX WTI oil prices ranged from a high of $107.26 per Bbl to a low of $10.01 per Bbl. The market for these products will likely continue to be volatile in the future. Our revenues, operating results, profitability and future growth are highly dependent on the prices we receive for our production, and the levels of our production depend on numerous factors beyond our control. These factors include the following:

•	public health crises, such as the COVID-19 outbreak at the beginning of 2020, which has negatively impacted the global economy, and correspondingly, the price of crude oil;
•	worldwide and regional economic conditions impacting the supply and demand for oil and natural gas;
•	the level of global oil and natural gas exploration and production;
•	the level of global inventories;
•	prevailing prices on local price indices in the areas in which we operate and expectations about future commodity prices;
•	the extent of natural gas production associated with increased oil production;
•	the proximity, capacity, cost and availability of gathering and transportation facilities;
•	localized and global supply and demand fundamentals and transportation availability;
•	weather conditions across North America and, increasingly due to liquified natural gas, across the globe;
•	technological advances affecting energy consumption;
•	risks associated with operating drilling rigs;
•	speculative trading in commodity markets;
•	end user conservation trends;
•	petrochemical, fertilizer, ethanol, transportation supply and demand balance;
•	the price and availability of alternative fuels;
•	domestic, local and foreign governmental regulation and taxes; and
•	liquefied petroleum products supply and demand balances.

Changes in commodity prices significantly affect our capital resources, liquidity and expected operating results. The extent to which COVID-19 and depressed crude oil prices impacts our business, financial condition, or results of operations will depend on future developments, such as the availability of effective treatments and vaccines, which are highly uncertain and cannot be predicted.

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

In addition, while lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically, higher oil and natural gas prices generally increase the demand for drilling rigs, equipment and crews and can lead to shortages of, and increased costs for, such drilling equipment, services and personnel. Such shortages could restrict our ability to drill the wells and conduct the operations that we currently have planned, and increased costs could reduce the profitability of our operations. Any delay in the drilling of new wells or significant increases in drilling costs could adversely affect our ability to increase our reserves and production and reduce our revenues.

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

Our future success depends largely upon our ability to find, acquire or develop additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves will decline over time. At December 31, 2020, 71% of our total estimated proved reserves by volume were undeveloped. By their nature, estimates of proved undeveloped reserves and timing of their production are less certain particularly because we may choose not to develop such reserves on anticipated schedules in lower oil or natural gas price environments. In addition, recovery of such reserves will require significant capital expenditures and successful drilling operations. The lack of availability of sufficient capital to fund such future operations could materially hinder or delay our replacement of produced reserves. We may not be able to successfully find and produce reserves economically in the future. In addition, we may not be able to acquire proved reserves at acceptable costs.

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

The nature of the oil and natural gas exploration and production business involves certain operating hazards such as:

•	well blowouts;
•	cratering;
•	explosions;
•	uncontrollable flows of oil, natural gas, brine or well fluids;
•	fires;
•	formations with abnormal pressures;
•	shortages of, or delays in, obtaining water for hydraulic fracturing operations;
•	environmental hazards such as crude oil spills;
•	natural gas leaks;
•	pipeline and tank ruptures;
•	unauthorized discharges of brine, well stimulation and completion fluids or toxic gases into the environment;
•	encountering naturally occurring radioactive materials; and
•	other pollution, hazards and risks.

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

The proved oil and natural gas reserve information included in this Annual Report on Form 10-K are estimates. These estimates are based on reports prepared by NSAI and RSC, our independent reserve engineers, and were calculated using the unweighted average of first-day-of-the-month oil and natural gas prices in 2020. The prices we receive for our production may be lower than those upon which our reserve estimates are based. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

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

Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Our actual production, revenues and expenditures with respect to reserves will likely be different from estimates and the differences may be material. The discounted future net cash flows included in this Annual Report on Form 10-K should not be considered as the current market value of the estimated oil and natural gas reserves attributable to our properties. As required by the SEC, the standardized measure of discounted future net cash flows from proved reserves are generally based on 12-month average prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

•	the amount and timing of actual production;
•	supply and demand for oil and natural gas;
•	increases or decreases in consumption; and
•	changes in governmental regulations or taxation.

In addition, the 10% discount factor, which is required by the SEC to be used to calculate discounted future net cash flows for reporting purposes, and which we use in calculating our PV-10, may not necessarily be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. The loss of, or material nonpayment or nonperformance by, any one or more of these customers could materially adversely affect our financial condition, results of operations and cash flows.

Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. Revenues from the largest of these purchasers as a percent of oil and natural gas revenues for the years ended December 31, 2020 and 2019 were 41% and 39%, respectively. Some of our customers may have material financial and liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better-capitalized companies. Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our financial condition, results of operations and cash flows. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenue.

A majority of our production, revenue and cash flow from operating activities are derived from assets that are concentrated in a single geographic area, making us vulnerable to risks associated with operating in one geographic area.

Essentially all of our estimated proved reserves at December 31, 2020 were associated with our Louisiana, Texas and Mississippi properties which include the Haynesville Shale Trend and, to a lesser extent, the TMS. Accordingly, if the level of production from these properties substantially declines or is otherwise subject to a disruption in our operations resulting from operational problems, government intervention (including potential regulation or limitation of the use of high pressure fracture stimulation techniques in these formations) or natural disasters, it could have a material adverse effect on our overall production level and our revenue.

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

Other companies operate some of the properties in which we have an interest. For example, Chesapeake operates certain of our properties in the Haynesville Shale Trend. As of December 31, 2020, approximately 11% of our reserves and approximately 13% of our sales volumes were attributable to non-operated properties. We have less ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them versus those fields in which we are the operator. Although we have the ability to propose operations to the operator, our dependence on the operator and other working interest owners for these projects, and our reduced influence or ability to control the operation and future development of these properties, could materially adversely affect the realization of our targeted returns on capital and lead to unexpected future costs.

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

The success of our business depends on key personnel. The ability to attract and retain these key personnel may be difficult in light of the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity and business operations could be adversely affected.

Financial Risks

We have incurred losses from operations and may continue to do so in the future.

We had an operating loss of $41.7 million for the year ended December 31, 2020 inclusive of a $36.1 million impairment of oil and natural gas properties and an operating income of $11.1 million for the year ended December 31, 2019. We had accumulated deficit of $41.4 million as of December 31, 2020. Our development of drilling locations has required and will continue to require substantial capital expenditures. The uncertainty and risks described in this Annual Report on Form 10-K may impede our ability to economically acquire and develop oil and natural gas reserves. As a result, we may not be able to sustain profitability or positive cash flows provided by operating activities in the future.

We may be unable to maintain compliance with the financial maintenance or other covenants in the 2019 Senior Credit Facility and 2023 Second Lien Notes, which could result in an event of default that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

Our 2023 Second Lien Notes (as defined below) and our 2019 Senior Credit Facility (as defined below), contain various affirmative and negative covenants with which we must comply. For example, under the 2019 Senior Credit Facility, we are required to maintain certain financial covenants including the maintenance of (i) a ratio of Net Funded Debt (as defined in the 2019 Senior Credit Facility) to EBITDAX not to exceed 3.50 to 1.00 as of the last day of any fiscal quarter and (ii) a current ratio (based on the ratio of current assets plus availability under the current borrowing base to current liabilities) not to be less than 1.00 to 1.00 and (iii) until no 2023 Second Lien Notes remain outstanding, a ratio of Total Proved PV-10 attributable to the Company's and Subsidiary's Proved Reserves (as defined in the 2019 Senior Credit Facility) to Total Secured Debt (net of any Unrestricted Cash not to exceed $10.0 million) not to be less than 1.50 to 1.00.

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

Our exposure to non-payment or non-performance by our customers and counterparties presents a credit risk. Generally, non-payment or non-performance results from a customer’s or counterparty’s inability to satisfy obligations. We monitor the creditworthiness of our customers and counterparties and establish credit limits according to our credit policies and guidelines, but cannot assure that any losses will be consistent with our expectations. Furthermore, the concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
CIMA Energy, LP	41%	39%
ARM Energy Management LLC	22%	0%
Shell	13%	19%
CES	2%	10%
Genesis Crude Oil LP	0%	8%
ETC Marketing, Ltd	5%	19%
Symmetry Energy Solutions, LLC	5%	0%

Our use of oil and natural gas price hedging contracts may limit future revenues from price increases and result in significant fluctuations in our net income.

We have historically used hedging transactions with respect to a portion of our oil and natural gas production in an effort to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use may also limit future revenues from price increases. We had positive net cash settlements of $15.2 million during 2020 and positive net cash settlements of $9.6 million during 2019.

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

As of March 9, 2021, we have outstanding (i) 910,790 warrants exercisable into approximately 1.3 million shares of the Company's common stock at an exercise price of $15.52 per share, (ii) 2023 Second Lien Notes convertible into approximately 1.4 million shares of the Company's common stock at an exercise price of $21.33, and (iii) approximately 305,442 restricted stock awards at target, collectively representing in total approximately 19% of our shares on a fully diluted basis. The exercise of equity awards, including any stock options that we may grant in the future, and warrants and the sale of shares of our common stock underlying any such options or the warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the warrants and any stock options that may be granted or issued pursuant to the warrants in the future.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), among other things, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Commodity Futures Trading Commission (“CFTC”) has finalized certain of its regulations under the Dodd-Frank Act, but others remain to be finalized or implemented. It is not possible at this time to predict when this will be accomplished or what the terms of the final rules will be, so the impact of those rules is uncertain at this time.

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

If management’s estimates of the recoverable proved reserves on a property are revised downward or if oil and natural gas prices decline, we may be required to record non-cash impairment writedowns, which would result in a negative impact to our earnings and financial position. We account for our oil and natural gas properties under the Full Cost Method of Accounting (the “Full Cost Method”). The Full Cost Method requires a ceiling test be performed each quarter to determine whether an impairment exists. The reserve value basis used in the ceiling test is the SEC calculated reserves. The SEC value of reserves utilizes a look back at the last twelve month commodity prices. We recorded a $36.1 million impairment for the year ended December 31, 2020, while we had no impairment for the year ended December 31, 2019.

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

As of February 28, 2021, our largest three stockholders collectively beneficially own approximately 42% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of these stockholders with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Moreover, the concentration of stock ownership may adversely affect the trading price of our common stock as a result of lower public float or if investors perceive a disadvantage in owning stock of a company with a significant concentration of ownership.

Legal or Regulatory Risks

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

As is common in the oil and natural gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a material adverse effect on our financial position and results of operations. There can be no assurance that the insurance coverage that we maintain will be sufficient to cover every claim made against us in the future. A loss in connection with our oil and natural gas properties could have a material adverse effect on our financial position and results of operations to the extent that the insurance coverage provided under our policies cover only a portion of any such loss.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Over the years, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing. For example, the EPA has issued guidance under the SDWA for hydraulic fracturing activities involving the use of diesel fuel and finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.

In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. The EPA has not proposed to take any action in response to the report’s findings. Additionally, the Biden Administration has issued orders temporarily suspending the issuance of certain authorizations, and suspending the issuance of new leases, for oil and gas activities on federal lands, though these orders do not impact existing operations on valid leases.

Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process, and such legislation may be considered again in the future. At the state level, some states where we operate, including Louisiana and Texas, have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. There has also been increased public scrutiny of seismic events in areas where hydraulic fracturing of wastewater disposal activities occur. Moreover, some states and local governments have enacted laws or regulations limiting hydraulic fracturing within their borders or prohibiting the activity altogether. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In September 2020, the Trump Administration revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, on January 20, 2021, President Biden signed an executive order calling for the suspension, revision, or rescission of the September 2020 rule, and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored Paris Agreement requires member states to submit non-binding, individually-determined reduction goals every five years after 2020. Although the United States withdrew from the Paris Agreement on November 4, 2020, President Biden has signed executive orders recommitting the United States to the agreement and calling for the federal government to begin formulating the United States’ nationally determined emissions reduction goals under the agreement. However, the impacts of these orders and the terms of any legislation or regulation to implement the United States’ commitment under the Paris Agreement remain unclear at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates now in political office. On January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risk across agencies and economic sectors. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose those impacts to their investors or customers.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil fuel energy companies may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Recently, the Federal Reserve announced it had joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

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

At March 9, 2021, the number of holders of record of our common stock was 90 and 13,402,291 shares were outstanding.

Dividends

We do not currently pay any dividends on our common stock.

Issuer Repurchases of Equity Securities

No private or open market repurchases of our common stock were made by or on our behalf or that of any affiliated purchaser for the year ended December 31, 2020.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Equity Securities

None that have not been previously reported by us on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6.	Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Annual Report on Form 10-K in “Item 8—Financial Statements and Supplementary Data,” and the information set forth in “Part I, Item 1A—Risk Factors.”

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

Management strives to increase our oil and natural gas reserves, production and cash flow through exploration and development activities. We develop an annual capital expenditure budget, which is reviewed and approved by our Board of Directors (the “Board”) on a quarterly basis and revised throughout the year as circumstances warrant. When establishing our capital expenditure budget, we take into consideration our projected operating cash flow, commodity prices for oil and natural gas and externally available sources of financing, such as bank debt, asset divestitures, issuance of debt and equity securities and strategic joint-ventures.

We place primary emphasis on our operating cash flow in managing our business. Management considers operating cash flow a more important indicator of our financial success than other traditional performance measures such as net income because operating cash flow considers only the cash expenses incurred during the period and excludes the non-cash impact of hedging gains (losses) that have not yet been settled, non-cash general and administrative expenses and impairments.

Our revenues and operating cash flow depend on the successful development of our inventory of capital projects with available capital, the volume and timing of our production, as well as commodity prices for oil and natural gas. The prices we receive for our production are largely beyond our control, and in the first half of 2020, the NYMEX Henry Hub price for natural gas hit a five-year low. We have historically been able to hedge our natural gas production at prices that are higher than current strip prices. However, depending on volatility in the commodity price environment, our ability to enter into comparable derivative arrangements may be more limited. See “Item 1A—Risk Factors” for a discussion of the risks to our business as a result of lower commodity prices.

The Coronavirus Disease 2019 (“COVID-19”) pandemic and related economic repercussions have created significant volatility, uncertainty and turmoil in the oil and gas industry. Throughout 2020, the effect of COVID-19 lowered the demand for oil and natural gas which resulted in an oversupply of crude oil with significant downward pressure on oil and natural gas prices for much of the year. West Texas Intermediate crude oil closed at $21 per barrel on March 31, 2020 and generally remained at that level or lower through May 2020. In the third and fourth quarters of 2020, we experienced gradual increases in oil and natural gas prices although not enough to alleviate the oversupply caused by lack of demand caused by COVID-19. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions placing limitations on the mobility and ability to work of the worldwide population and the related impact on crude oil prices, and the U.S. and global economy and capital markets remains uncertain. Because we predominately produce natural gas, and natural gas has not been impacted by the same market forces as crude oil, we have experienced less of an impact from COVID-19 than many of our peers. However, the scope and length of the COVID-19 pandemic and the ultimate effect on the price of natural gas cannot be determined, and we could be adversely affected in future periods.

To mitigate the effects of the downturn in commodity prices due to the effects of COVID-19, we reduced our capital expenditures for 2020 thereby conserving capital. We also initiated a company-wide cost reduction program eliminating outside services that are not core to our business. Additionally, we have substantial volumes of our production favorably hedged through the first quarter of 2022.

As a result of the steps we have taken to enhance our liquidity, we anticipate our cash on hand, cash from operations, 2023 Second Lien Notes and our available borrowing capacity under our 2019 Senior Credit Facility will be sufficient to meet our investing, financing, and working capital requirements into 2021.

We remain committed to the following priorities while navigating the COVID-19 pandemic:

•	Ensuring the health and safety of our employees and the contractors that provide services to us;
•	Continuing to monitor the impact the COVID-19 pandemic has on demand for our products in addition to related commodity price impacts in order to adjust our business accordingly; and
•	Ensuring we emerge from the COVID-19 pandemic and current oil and natural gas price environment in as strong of a position as possible as we continue to move forward with our long-term strategies.

While the COVID-19 pandemic may potentially adversely affect our operations or employees’ health in the future, as of the date of this filing, we have not experienced a significant disruption to our operations and we have implemented a contingency plan, with employees working remotely where possible and in compliance with governmental orders and CDC recommendations.

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

Increase our natural gas production. We have concentrated on increasing our natural gas production and reserves by investing and drilling in the Haynesville Shale Trend. We intend to continue to take advantage of improved completion technology to increase production volumes and reduce our per unit operating expenses.

Expand acreage position in the Haynesville Shale Trend. As of December 31, 2020, we held approximately 26,000 net acres in the Haynesville Shale Trend. In addition to having significant experience in the play, we intend to have significant operational control of our Haynesville Shale Trend assets. To leverage our extensive regional knowledge base, we seek to acquire leasehold acreage with significant drilling potential in areas that exhibit characteristics similar to our existing properties. We also continually strive to rationalize our portfolio of properties by selling marginal non-core properties in an effort to redeploy capital to exploitation, development and exploration projects that offer potentially higher overall returns.

Focus on maximizing cash flow margins. We intend to maximize operating cash flow by focusing on higher-margin natural gas development in the Haynesville Shale Trend. In the current commodity price environment, our Haynesville Shale Trend assets offer more attractive rates of return on capital invested and cash flow margins than our oil assets.

Maintain financial flexibility. As of December 31, 2020, we had $1.4 million in cash and $96.4 million of outstanding borrowings with $23.6 million of availability under the 2019 Senior Credit Facility borrowing base of $120 million. We plan on funding growth primarily through operating cash flow. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including fixed price swaps, costless collars and basis swaps. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating results.

Overview of 2020 Results

•	We grew production by 3% in 2020 as we conducted drilling or completion operations on 25 wells, adding 16 gross (5.5 net) wells to production in the Haynesville Shale Trend;
•	We grew reserves by 5% to 543 Bcfe of proved oil and natural gas reserves with a PV-10 of $183 million; and
•	We delivered $58.9 million of net cash provided by operating activities.

Haynesville Shale Trend

Our relatively low risk development acreage in this trend is primarily centered in Caddo, DeSoto and Red River parishes, Louisiana and Angelina and Nacogdoches counties, Texas. We held approximately 49,000 gross (26,000 net) acres as of December 31, 2020 producing from or prospective for the Haynesville Shale Trend. We incurred drilling or completion costs on 25 wells in 2020, spending $56.5 million of which $0.1 million was leasehold cost. We added 16 gross (5.5 net) wells to production in 2020. Our net production volumes from our Haynesville Shale Trend wells represented approximately 98% of our total equivalent production on a Mcfe basis and substantially all of our total natural gas production for the year ended December 31, 2020.

Tuscaloosa Marine Shale Trend

We held approximately 48,000 gross (33,000 net) acres in the TMS as of December 31, 2020 all held by production. During 2020, we did not conduct any drilling operations in the TMS; however, we had 2 gross (1.7 net) wells drilled in 2015, which are still waiting on completion. Our net production volumes from our TMS wells represented approximately 2% of our total equivalent production on a Mcfe basis and approximately 95% of our total oil production for the year ended December 31, 2020. During 2020, we did not spend any capital in the TMS; however, we did spend $0.6 million on workover expense activities to maintain volumes on producing wells.

Eagle Ford Shale Trend

As of December 31, 2020, we retained approximately 4,000 net acres of undeveloped leasehold in the Eagle Ford Shale Trend in Frio County, Texas.

Results of Operations

For the year ended December 31, 2020, we reported a net loss of $44.1 million, or ($3.50) per share (basic and diluted), on oil and gas revenues of $93.8 million. This compares to net income of $13.3 million, or $1.09 per share (basic) and $0.96 per share (diluted) for the year ended December 31, 2019. The items that had the most material financial effect on our net loss for the year ended December 31, 2020 were decreased oil and gas revenues in the year as well as a non-cash impairment charge of $36.1 million. These were offset by gains on derivatives not designated as hedges for the year ended December 31, 2020 of $4.4 million. These items can be primarily attributed to a decrease in market prices during 2020 offset by increased production volumes from new wells brought online.

The recurring items that had the most material financial effect on our net income for the year ended December 31, 2019 were increased oil and gas revenues offset by increased transportation and processing cost and increased depreciation, depletion and amortization cost. Additionally, we incurred gains on derivatives not designated as hedges for the year ended December 31, 2019 of $15.0 million. All of these items could be primarily attributed to our increased production volumes and our derivative contracts entered into to manage commodity price risk.

The following table reflects our summary operating information for the periods presented in thousands except for price and volume data. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

	Year Ended December 31,	Year Ended December 31,
Summary Operating Information:	2020	2019	Variance
Revenues:
Natural gas	$87,704	$107,966	$(20,262)	(19%)
Oil and condensate	$6,089	$10,387	$(4,298)	(41%)
Natural gas, oil and condensate	$93,793	$118,353	$(24,560)	(21%)
Net Production:
Natural gas (Mmcf)	48,110	46,712	1,398	3%
Oil and condensate (MBbls)	143	171	(28)	(16%)
Total (Mmcfe)	48,968	47,737	1,231	3%
Average daily production (Mcfe/d)	133,792	130,787	3,005	2%
Average Realized Sales Price Per Unit:
Natural gas (per Mcf)	$1.82	$2.31	$(0.49)	(21%)
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	$2.11	$2.53	$(0.42)	(17%)
Oil and condensate (per Bbl)	$42.59	$60.77	$(18.18)	(30%)
Oil and condensate (per Bbl) including the effect of realized gains/losses on derivatives	$53.66	$56.78	$(3.12)	(5%)
Average realized price (per Mcfe)	$1.92	$2.48	$(0.56)	(23%)

Oil and Natural Gas Revenue

Natural gas, oil and condensate revenues decreased $24.6 million during the year ended December 31, 2020 compared to the prior year period in 2019 reflecting a decrease in realized sales prices for natural gas, oil and condensate and decreased oil production, offset by an increase in natural gas production from new wells brought online during 2020. Decreased realized prices and decreased oil and condensate production reduced revenues by $25.9 million and $1.2 million, respectively, compared to 2019, while increased natural gas production contributed approximately $2.5 million of additional revenues. The increase in natural gas production volumes was attributed to 16 gross (5.5 net) Haynesville Shale Trend wells put on production during 2020. We continue to concentrate our operational activities and resources on increasing natural gas production in the Haynesville Shale Trend. For the years ended December 31, 2020 and 2019, 94% and 91%, respectively, of our oil and natural gas revenue was attributable to natural gas sales.

In 2020, we received a net $13.6 million on natural gas derivative settlements on a daily average of approximately 70,000 MMBtu with a weighted average fixed price of $2.60 per MMBtu and received a net $1.6 million on oil derivative settlements on a daily average of 220 barrels at a weighted average price of $58.84 per barrel. In 2019, we received a net $10.3 million on natural gas derivative settlements on a daily average of approximately 95,000 MMBtu with a weighted average fixed price of $2.90 per MMBtu and paid a net $0.7 million on oil derivative settlements on a daily average of 312 barrels at a weighted average price of $51.08 per barrel.

Operating Expenses

(in thousands)	Year Ended December 31,	Year Ended December 31,
	2020	2019	Variance
Lease operating expenses	$13,001	$12,371	$630	5%
Production and other taxes	2,751	2,573	178	7%
Transportation and processing	19,055	20,703	(1,648)	(8%)

Per Mcfe	Year Ended December 31,	Year Ended December 31,
	2020	2019	Variance
Lease operating expenses	$0.27	$0.26	$0.01	4%
Production and other taxes	$0.06	$0.05	$0.01	20%
Transportation and processing	$0.40	$0.43	$(0.03)	(7%)

Lease Operating Expense

Lease operating expense (“LOE”) increased $0.6 million to $13.0 million during the year ended December 31, 2020 compared to the prior year period. On a per unit basis, the cost of production increased by 4% to $0.27 per Mcfe for the year ended December 31, 2020. The increase in LOE between years was attributable primarily to increased workover expense and higher variable lease operating costs due to increased natural gas production in 2020, while fixed expenses remained relatively flat between years. We incurred $2.2 million in workover expense in 2020 and $1.3 million in 2019. The majority of the workover expense incurred in 2020 was in our Thornlake area, and both years incurred workover expense attributed to our TMS wells, in an effort to maintain our natural gas and oil production on producing wells in these areas. Lease operating expense exclusive of workover expense on a per unit basis decreased to $0.22 per Mcfe for 2020 from $0.23 per Mcfe for 2019. Per unit LOE is expected to continue to decrease as we increase production in the Haynesville Shale Trend, which carries a lower per unit LOE than the Company’s current per unit rate.

Production and Other Taxes

Production and other taxes includes severance and ad valorem taxes. Severance taxes were $1.9 million for the year ended December 31, 2020, which increased by $0.3 million compared to the prior year period. The State of Louisiana has enacted an exemption from the existing 12.5% severance tax on oil and from the $0.122 per Mcf (from July 1, 2018 through June 30, 2019), $0.125 per Mcf (from July 1, 2019 through June 30, 2020) and $0.0934 per Mcf (from July 1, 2020 to June 30, 2021) severance tax on natural gas for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) payout of the well. Our recently drilled Haynesville Shale Trend wells in Northwest Louisiana are benefiting from this exemption. Severance taxes in 2020 were higher due to taxes incurred on certain wells as they reach payout or 24 months from the date of first production. Ad valorem taxes were $0.9 million for the year ended December 31, 2020, which was a decrease of $0.1 million compared to the prior year period due to more favorable tax calculation methodologies on certain of our properties with respective taxing agencies.

Transportation and Processing

Our natural gas production incurs substantially all of our transportation and processing cost. Transportation and processing expenses for the year ended December 31, 2020 decreased $1.6 million despite an increase in production volumes for the year. Our natural gas volumes from operated wells generally carry less transportation cost than those from wells we do not operate, and the decrease in transportation and processing expenses resulted from increases in operated production. For the same reason, our per unit transportation cost per Mcfe cost also decreased for 2020 when compared to the prior year period. Our per unit transportation cost will continue to decrease as we increase our operated natural gas production under more favorable transportation contracts and from areas with more favorable lease terms.

(in thousands)	Year Ended December 31,	Year Ended December 31,
	2020	2019	Variance
Depreciation, depletion & amortization	$46,603	$50,722	$(4,119)	(8%)
Impairment of oil and natural gas properties	36,059	-	36,059	100%
General & administrative	17,989	20,775	(2,786)	(13%)
Other	21	106	(85)	80%

Per Mcfe	Year Ended December 31,	Year Ended December 31,
	2020	2019	Variance
Depreciation, depletion & amortization	$0.95	$1.06	$(0.11)	(10%)
Impairment of oil and natural gas properties	$0.74	$-	$0.74	100%
General & administrative	$0.37	$0.44	$(0.07)	(16%)
Other	$-	$-	$-	0%

Depreciation, Depletion & Amortization (“DD&A”)

DD&A expense for the year ended December 31, 2020 and 2019 was calculated on the Full Cost Method of Accounting. We adjust our DD&A rates at least twice a year in conjunction with issuance of our year-end (for the fourth and first quarters) and mid-year (for the second and third quarters) reserve reports. We make additional adjustments to our DD&A rates on a quarterly basis if deemed material based on interim period reserve reports. DD&A decreased for the year ended December 31, 2020 versus the prior year period as a result of a decrease in the DD&A rate based on the 2020 reserve reports and lower capitalized asset base offset by additional production volumes to which the DD&A rate was applied. Included in DD&A for the year ended December 31, 2020 was the depletion of our oil and gas properties of $46.0 million, accretion of our asset retirement obligation of $0.3 million, and depreciation of our furniture and fixtures of $0.3 million.

Impairment

The Full Cost Method requires that we perform a quarterly ceiling test. The ceiling test performed as of December 31, 2020 indicated that the net book value of our proved oil and natural gas properties exceeded the estimated discounted future net cash flows resulting in a $36.1 million impairment of oil and natural gas properties for the year ended December 31, 2020, due to the low commodity price environment experienced during 2020 that brought the trailing 12-month average price to $1.99 per mcf of natural gas. Commodity prices have the greatest effect on the determination of an impairment, among other factors. Recently, natural gas future prices are trending upward; however, any commodity price deterioration from current levels may indicate an impairment of our oil and natural gas properties in the future. Please refer to Note 1—“Description of Business and Significant Accounting Policies—Full Cost Ceiling Test” in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K for additional details.

The Full Cost Method ceiling test performed as of December 31, 2019 resulted in no impairment of oil and natural gas properties.

General and Administrative Expense (“G&A”)

General and Administrative Expense for the year ended December 31, 2020 was $18.0 million, which included $4.7 million of share based compensation. The $2.8 million decrease in G&A expense for the year ended December 31, 2020 compared to the prior year period was substantially attributed to a decrease in employee related expenses due to decreased headcount in 2020 as well as a decrease in share based compensation. We capitalized $3.5 million and $3.7 million of G&A directly attributed to our capital development to the full cost pool for the year ended December 31, 2020 and December 31, 2019, respectively. Our G&A expense per unit of production decreased by 16% in 2020.

Other Income (Expense)

	Year Ended December 31,	Year Ended December 31,
	2020	2019	Variance
Other Income (Expense):
Interest expense	$(7,049)	$(11,001)	$(3,952)	(36%)
Interest income and other	153	25	128	512%
Gain on derivatives not designated as hedges	4,408	15,010	(10,602)	71%
Loss on early extinguishment of debt	-	(1,846)	1,846	(100%)

Average funded borrowings adjusted for debt discount	$105,489	$86,493
Average funded borrowings	$108,778	$89,909

Interest Expense

Interest expense for the year ended December 31, 2020 included $4.5 million incurred on the 2019 Senior Credit Facility and $2.5 million incurred on the 2021/2022 Second Lien Notes, as defined below. The interest on the 2021/2022 Second Lien Notes was all non-cash consisting of paid-in-kind interest of $1.8 million, amortized debt discount of $0.5 million and amortization of debt issuance costs of $0.2 million.

Interest expense for the year ended December 31, 2019 included $0.9 million incurred on the 2017 Senior Credit Facility, $3.4 million incurred on the 2019 Senior Credit Facility, $5.3 million incurred on the 2019 Second Lien Notes and $1.4 million incurred on the 2021/2022 Second Lien Notes. The interest on the 2019 Second Lien Notes and 2021/2022 Second Lien Notes was all non-cash consisting of paid-in-kind interest of $4.0 million, amortized debt discount of $2.6 million and amortization of debt issuance costs of $0.1 million.

Interest expense decreased for the year ended December 31, 2020 compared to the prior year period as a result of the repayment in 2019 of the higher interest rate 2019 Second Lien Notes with borrowings from the 2019 Senior Credit Facility that carries a lower interest rate, offset by additional net borrowings on our 2019 Senior Credit Facility in 2020. On May 29, 2019, we redeemed our 2019 Second Lien Notes using borrowings from our 2019 Senior Credit Facility and recorded a $1.8 million loss on early extinguishment of debt. On May 31, 2019, we issued $12.0 million of new convertible second lien notes. These transactions resulted in, and will continue to result in, the Company incurring less interest expense overall because a large portion of our debt was moved to the 2019 Senior Credit Facility, which has a lower interest rate, but an increase in interest payable in cash.

Interest Income and Other

Interest income and other for the years ended December 31, 2020 and 2019 were $0.2 million and less than $0.1 million, respectively.

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

Gain on commodity derivatives not designated as hedges of $4.4 million for the year ended December 31, 2020 was comprised of a gain of $15.2 million from net cash settlements offset by a mark-to-market loss of $10.8 million, representing the change in fair value of our unsettled derivative contracts. The mark-to-market loss represented an $11.4 million loss in the fair value of our natural gas derivative contracts, offset by a $0.5 million gain in the fair value of our basis swaps and a $0.1 million gain in the fair value of our oil derivative contracts. The gain on cash settlements reflected a net $13.6 million received from our counter-parties on settlement of our natural gas derivatives and $1.6 million received to our counter-parties on settlement of oil derivatives.

Gain on commodity derivatives not designated as hedges of $15.0 million for the year ended December 31, 2019 was comprised of a mark-to-market gain of $5.4 million, representing the change in fair value of our unsettled derivative contracts, and a gain of $9.6 million from net cash settlements. The mark-to-market gain represented an $8.2 million gain in the fair value of our natural gas derivative contracts, offset by a $2.4 million loss in the fair value of our basis swaps and a $0.4 million loss in the fair value of our oil derivative contracts. The gain on cash settlements reflected a net $10.3 million received from our counter-parties on settlement of our natural gas derivatives offset by a net $0.7 million paid to our counter-parties on settlement of oil derivatives.

Income Tax Benefit

We recorded no income tax benefit or expense for the years ended December 31, 2020 or 2019. We maintained a valuation allowance at December 31, 2020, which resulted in no net deferred tax asset or liability appearing on our statement of financial position. As of December 31, 2019, we had recorded a deferred tax asset related to alternative minimum tax (“AMT”) credits which were subsequently received as tax refunds during 2020. We recorded this valuation allowance after an evaluation of all available evidence (including commodity prices and our history of tax net operating losses in 2020 and prior years) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature our deferred tax assets were unrecoverable.

 Adjusted EBITDA

Adjusted EBITDA is a supplemental non-United States Generally Accepted Accounting Principle (“U.S. GAAP”) financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. The Company defines Adjusted EBITDA as earnings before interest expense, income and similar tax, DD&A, share-based compensation expense and impairment of oil and natural gas properties (if any). In calculating Adjusted EBITDA, gains/losses on reorganization and mark-to-market gains/losses on commodity derivatives not designated as hedges are also excluded. Other excluded items include adjustments resulting from the accounting for operating leases under Accounting Standards Codification (“ASC”) 842 in accordance with our 2019 Senior Credit Facility, interest income and any extraordinary non-cash gains or losses. Adjusted EBITDA is not a measure of net income (loss) as determined by U.S. GAAP. Adjusted EBITDA should not be considered an alternative to net income (loss), as defined by U.S. GAAP.

The following table presents a reconciliation of the non-U.S. GAAP measure of Adjusted EBITDA to the U.S. GAAP measure of net income (loss), its most directly comparable measure presented in accordance with U.S. GAAP:

	Year Ended December 31, 2020	Year Ended December 31, 2019
(In thousands)
Net income (loss) (U.S. GAAP)	$(44,141)	$13,288
Depreciation, depletion and amortization	46,603	50,722
Impairment of oil and natural gas properties	36,059	-
Share based compensation expense (non-cash)	4,827	6,400
Interest expense	7,049	11,001
Gain on commodity derivatives not designated as hedges	(4,408)	(15,010)
Net cash received in settlement of derivative instruments	15,192	9,560
Loss on early extinguishment of debt	-	1,846
Other items (1)	842	1,146
Adjusted EBITDA	$62,023	$78,953

(1)

Other items include $1.0 million and $1.2 million, respectively, from the impact of accounting for operating leases under ASC 842, as well as interest income, reorganization items and other non-recurring income and expense.

Management believes that this non-U.S. GAAP financial measure provides useful information to investors because it is monitored and used by our management and widely used by professional research analysts in the valuation and investment recommendations of companies within the oil and natural gas exploration and production industry. Our computations of Adjusted EBITDA may not be comparable to other similarly totaled measures of other companies.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of cash during 2020 were cash on hand, cash flow from operating activities of $58.9 million and $3.5 million net proceeds from borrowings on our 2019 Senior Credit Facility. We used $58.3 million in cash to fund our drilling and development capital program and $4.2 million for purchases of treasury stock for tax withholding purposes related to stock compensation. We currently plan to fund our operations and capital expenditures for 2021 through a combination of cash on hand, cash from operating activities, 2023 Second Lien Notes (as defined below) and borrowings under the 2019 Senior Credit Facility, although we may from time to time consider other funding alternatives.

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

The 2019 Senior Credit Facility matures (a) May 14, 2024 or (b) December 2, 2022, if the 2023 Second Lien Notes have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 2, 2022, which is the date that is 180 days prior to the May 31, 2023 “Maturity Date” of the 2023 Second Lien Notes. The 2019 Senior Credit Facility provides for a maximum credit amount of $500 million subject to a borrowing base limitation, which was originally $115 million. The borrowing base was increased to $125 million in August 2019 and was decreased to $120 million in May 2020, which was reaffirmed in the fall 2020 redetermination. The borrowing base is scheduled to be redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders at their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

On May 14, 2019, the Company and the Subsidiary issued $12.0 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2021 (the “2021/2022 Second Lien Notes”). Proceeds from the sale of the 2021/2022 Second Lien Notes were primarily used to pay down outstanding borrowings under the 2019 Senior Credit Facility. In May 2020, the maturity date of the 2021/2022 Second Lien Notes was extended to May 31, 2022.

On March 9, 2021, the Company and the Subsidiary entered into a purchase and exchange agreement with certain purchasers (each such purchaser, together with its successors and assigns, a “2023 Second Lien Notes Purchaser”) pursuant to which the Company issued to the 2023 Second Lien Notes Purchasers (the “2023 Second Lien Notes Offering”) (A) $15.2 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2023 (the “2023 Second Lien Notes”) in exchange for an equal amount of 2021/2022 Second Lien Notes and (B) $15.0 million of the 2023 Second Lien Notes in exchange for cash. Proceeds from the sale of the 2023 Second Lien Notes were used to pay down outstanding borrowings under the 2019 Senior Credit Facility.

The 2023 Second Lien Notes, as set forth in the indenture governing the 2023 Second Lien Notes, are scheduled to mature on May 31, 2023. The 2023 Second Lien Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in-kind on the then outstanding principal amount of the 2023 Second Lien Notes by increasing the principal amount of the outstanding 2023 Second Lien Notes.

We exited 2020 with $1.4 million of cash on hand and $96.4 million of outstanding borrowings with $23.6 million of availability under the current borrowing base of $120.0 million on the 2019 Senior Credit Facility. Due to the timing of the payment of our capital expenditures, we reflected a working capital deficit of $27.9 million as of December 31, 2020. Subsequently, our working capital deficit was not covered by availability under the 2019 Senior Credit Facility, and we were therefore not in compliance with our current ratio financial covenant under the 2019 Senior Credit Facility. On March 9, 2021, we entered into a Fourth Amendment to Credit Agreement with the Subsidiary, Truist Bank, as administrative agent, and the lenders party thereto, pursuant to which, among other things, the lenders permitted the issuance of the 2023 Second Lien Notes and agreed to waive the default caused by our failure to comply with the current ratio financial covenant under the 2019 Senior Credit Facility as of the last day of the fiscal quarter ended December 31, 2020. To the extent we continue to operate with a working capital deficit, we expect such deficit to be offset by liquidity available under our 2019 Senior Credit Facility. Compliance with our covenants under the 2019 Senior Credit Facility and 2023 Second Lien Notes is primarily dependent upon our capital spending program. Our financial forecast indicates we will be in compliance with all our bank covenants through 2021. See Note 5—Debt in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information on the 2019 Senior Credit Facility and the 2021/2022 Second Lien Notes.

Outlook

Our total capital expenditures for 2021 are expected to be approximately $75 to $85 million with flexibility to increase or decrease this amount based on the movement of commodity prices. We have the flexibility to move forward with or delay capital projects based on the upward or downward movement of commodity prices. We plan to focus all of our capital on drilling and development of our Haynesville Shale Trend natural gas properties in North Louisiana.

To mitigate the effects of the downturn in commodity prices due to the effects of COVID-19, we reduced our capital expenditures for 2020 thereby conserving capital and will continue to monitor our capital expenditures in 2021.

We believe the results of the capital investments we made in 2020 will allow us to generate sufficient cash flows, and coupled with the availability under our 2019 Senior Credit Facility and the 2023 Second Lien Notes, will allow us to execute our operational plans and meet our investing, financing and working capital requirements through 2021. We also believe that the value that is created by our plan will allow us to generate cash flow and raise capital to continue our capital development in the future.

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

In addition, to support future cash flows, we entered into strategic derivative positions as of December 31, 2020 covering approximately 55% of our forecasted natural gas production hedged through the first quarter of 2022 at a weighted average price of $2.53 per Mcf. We have approximately 55% of our forecasted oil production hedged through the first quarter of 2021 at a weighted average price of $56.58 per barrel. See Note 9—Derivative Activities in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.

The table below summarizes our cash flows for the periods indicated (in thousands):

Cash flow statement information:	Year Ended December 31, 2020	Year Ended December 31, 2019
Net Cash:
Provided by operating activities	$58,891	$79,071
Used in investing activities	(58,262)	(97,967)
Provided by (used in) financing activities	(721)	16,280
Decrease in cash and cash equivalents	$(92)	$(2,616)

Cash Flows

For the Year Ended December 31, 2020

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers of our cash flow from operations. Changes in working capital and net cash settlements related to our derivative contracts also impacted operating cash flows. Net cash provided by operating activities for the year ended December 31, 2020 was $58.9 million including operating cash flows before working capital changes of $58.4 million that included $15.2 million for settlements of derivative contracts. The decrease in cash provided by operating activities in 2020 compared to 2019 was primarily attributable to a 21% decrease in oil and natural gas revenues driven by an 23% decrease in average realized prices.

Investing activities: Net cash used in investing activities was $58.3 million for the year ended December 31, 2020, which reflected cash expended on capital projects. We recorded $56.5 million in capital expenditures in this period, which reflected the capitalization of $0.2 million in asset retirement obligation and $0.6 million of non-cash internal cost reduced by a net $2.6 million in the change of the capital expenditure accrual and cash calls received. We conducted drilling and completion operations on 25 gross wells bringing 16 gross (5.5 net) wells on production in the Haynesville Shale Trend during the year ended December 31, 2020, and we capitalized $3.5 million in internal costs. We had 11 gross (4.8 net) wells in the drilling and completion phases at December 31, 2020.

Financing activities: Net cash used in financing activities for the year ended December 31, 2020 was $0.7 million, which consisted of payments of $4.2 million for the purchase of shares withheld from employee stock awards for the payments of taxes upon vesting offset by net draws of $3.5 million on the Company's 2019 Senior Credit Facility.

For the Year Ended December 31, 2019

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers of our cash flow from operations. Changes in working capital and net cash settlements related to our derivative contracts also impacted operating cash flows. Net cash provided by operating activities for the year ended December 31, 2019 was $79.1 million including operating cash flows before working capital changes of $75.5 million that included $9.6 million for settlements of derivative contracts. The substantial increase in cash provided by operating activities in 2019 compared to 2018 was attributable to a 35% increase in oil and natural gas revenues driven by an 85% increase in equivalent production volumes.

Investing activities: Net cash used in investing activities was $98.0 million for the year ended December 31, 2019, which reflected cash expended on capital projects of $99.3 million reduced by $1.3 million cash proceeds received from sales of oil and gas properties. We recorded $98.4 million in capital expenditures in 2019, which reflected the capitalization of $0.3 million in asset retirement obligation and $0.7 million of non-cash internal cost reduced by a net $1.9 million in the change of the capital expenditure accrual. We conducted drilling and completion operations on 16 gross wells bringing 9 gross (7.2 net) wells on production in the Haynesville Shale Trend during the year ended December 31, 2019, and we capitalized $5.0 million in internal costs. We had 9 gross (4.9 net) wells waiting completion at December 31, 2019.

Financing activities: Net cash provided by financing activities for the year ended December 31, 2019 was $16.3 million, which consisted of net draws of $65.9 million on the Company's senior credit facilities reduced by $44.7 million net payments on our convertible second lien notes, $2.1 million for the purchase of shares withheld from employee stock awards for the payments of taxes and $2.8 million of debt issuance cost paid upon the amendment of the 2019 Senior Credit Facility and issuance of the 2021/2022 Second Lien Notes.

Debt consisted of the following balances as of the dates indicated (in thousands):

	December 31, 2020			December 31, 2019
	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
2019 Senior Credit Facility (1)	$96,400	$96,400	$96,400	$92,900	$92,900	$92,900
2021/2022 Second Lien Notes (2)	14,811	13,759	15,107	12,969	11,535	12,952
Total debt	$111,211	$110,159	$111,507	$105,869	$104,435	$105,852

(1)	The carrying amount for the 2019 Senior Credit Facility represents fair value as it was fully secured.
(2)	The debt discount was amortized using the effective interest rate method based upon a maturity date of May 31, 2022. The principal includes paid-in-kind interest of $2.8 million as of December 31, 2020 and $1.0 million as of December 31, 2019. The carrying value includes $0.9 million of unamortized debt discount and $0.2 million of unamortized issuance cost at December 31, 2020. The carrying value includes $1.1 million of unamortized debt discount and $0.3 million of unamortized issuance cost at December 31, 2019. The fair value of the 2021/2022 Second Lien Notes, a Level 2 fair value estimate, was obtained by using the last known sale price for the value on December 31, 2020.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount, accretion and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates) for the periods ended:

	Year Ended December 31, 2020		Year Ended December 31, 2019
		Effective		Effective
	Interest	Interest	Interest	Interest
	Expense	Rate	Expense	Rate
2017 Senior Credit Facility	$-	0.0%	$872	7.2%
2019 Senior Credit Facility	4,543	4.7%	3,409	6.0%
2019 Second Lien Notes (1)	-	0.0%	5,304	24.1%
2021/2022 Second Lien Notes (2)	2,506	19.7%	1,416	21.6%
Total	$7,049		$11,001

(1)	The 2019 Second Lien Notes had a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 24.1% for the year ended December 31, 2019 (until payoff on May 29, 2019). Interest expense for the year ended December 31, 2019 included $2.3 million of debt discount amortization and $3.0 million of paid-in-kind interest.
(2)	The 2021/2022 Second Lien Notes have a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 19.7% and 21.6% for the years ended December 31, 2020 and 2019, respectively. Interest expense for the year ended December 31, 2020 included $1.8 million of accrued interest to be paid in-kind, $0.5 million of debt discount amortization and $0.2 million issuance cost amortization. Interest expense for the year ended December 31, 2019 included $1.0 million of accrued interest to be paid in-kind, $0.3 million of debt discount amortization and $0.1 million of issuance cost amortization.

Future Commitments

The table below (in thousands) provides estimates of the timing of future payments that we are obligated to make based on agreements in place as of December 31, 2020. In addition to the contractual obligations presented in the table below, our Consolidated Balance Sheet at December 31, 2020 reflects accrued interest on our bank debt of $0.2 million payable in the first quarter of 2021. For additional information see Note 5—Debt, Note 10—Commitments and Contingencies and Note 11—Leases in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Payment due by Period
	Note	Total	2021	2022	2023	2024	2025
							and After
Debt	5	$111,211	$-	$14,811	$-	$96,400	$-
Office space leases	11	4,781	1,238	637	653	661	1,592
Operations contracts		1,469	1,406	31	32	-	-
Total contractual obligations (1)		$117,461	$2,644	$15,479	$685	$97,061	$1,592

(1)

This table does not include the estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $4.7 million as of December 31, 2020. We record a separate liability for the asset retirement obligations. See Note 4—Asset Retirement Obligation in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

While the estimates of our proved reserves at December 31, 2020 included in this report have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the SEC rules, those estimates could differ materially from our actual results.

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

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leaseholds, as well as drilling and completion activities, but we do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and gas properties and therefore subject to DD&A. Our sales of oil and gas properties are accounted for as adjustments to net proved oil and gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. Additionally, we capitalize a portion of the costs of interest incurred on our debt based upon the balance of our unevaluated property costs and our weighted-average borrowing rate.

All exploratory costs are capitalized, and DD&A expense is computed on cost centers represented by entire countries. Our oil and gas properties are subject to a ceiling test to assess for impairment, as discussed below, under the Full Cost Method.

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

Full Cost Ceiling Test

The Full Cost Method requires that at the conclusion of each financial reporting period, the present value of estimated future net cash flows from proved reserves (adjusted for hedges and excluding cash flows related to estimated abandonment costs), be compared to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. This comparison is referred to as a ceiling test. If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows. Estimated future net cash flows from proved reserves are calculated based on a 12-month average pricing assumption.

Fair Value Measurement

Fair value is defined by Accounting Standards Codification (“ASC”) 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We carry our derivative instruments at fair value and measure their fair value by applying the income approach provided for ASC 820, using Level 2 inputs based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our credit worthiness or that of our counterparties. We carry our oil and natural gas properties held for use at historical cost or their estimated fair value if an impairment has been identified. We use Level 3 inputs, which are unobservable data such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices to determine the fair value of our oil and natural gas properties in determining impairment. We carry cash and cash equivalents, account receivables and payables at carrying value that represent fair value because of the short-term nature of these instruments. For definitions of Level 1, Level 2 and Level 3 inputs see Note 1—Description of Business and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Asset Retirement Obligations

We make estimates of the future costs of the retirement obligations of our producing oil and natural gas properties in order to record the liability as required by the applicable accounting standard. This requirement necessitates us to make estimates of our property abandonment costs that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors that may be difficult to predict.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goodrich Petroleum Corporation and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The Impact of Proved Oil and Natural Gas Reserves on Depletion Expense and Ceiling Test Calculation

As described in Note 1, the Company follows the full cost method of accounting, under which capitalized costs, including production equipment and future development costs, are depleted or depreciated using the unit-of-production method based on proved oil and natural gas reserves. On a quarterly basis, management performs a full cost ceiling impairment test on proved oil and natural gas properties. Under the ceiling test, the net capitalized costs of oil and natural gas properties are limited to the lower of unamortized cost or the cost center ceiling which is equal to the sum of: (1) the present value discounted at 10% of estimated future net cash flows from proved reserves, (2) the cost of properties not being amortized, and (3) the lower of cost or estimated fair value of unproven properties included in the costs being amortized. For the year ended December 31, 2020, the Company recorded depletion expense related to proved oil and gas properties of approximately 46 million. The Company recorded a ceiling test impairment of approximately 36 million for the year ended December 31, 2020 due to the net capitalized cost of the oil and gas properties exceeding the ceiling limitation. To estimate the volume of proved reserves and future revenues, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion expense and the ceiling impairment test.

We identified the impact of proved oil and natural gas reserves on depletion expense and the ceiling test as a critical audit matter due to use of significant judgment by management, including the use of specialists, when developing the estimates of proved oil and natural gas reserves. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the significant assumptions used in developing those estimates of proved oil and natural gas reserves. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

The primary procedures we performed to address this critical audit matter included:

•	Gaining an understanding of the design and implementation of controls relating to management’s estimates of proved oil and natural gas reserves, the full cost ceiling impairment test, and depletion, depreciation and amortization expense.
•	Evaluating the significant assumptions used by management in developing the estimates of proved oil and natural gas reserves, including pricing differentials, future operations costs, future production rates and capital expenditures. The procedures performed included tests of the data used by specialists and an evaluation of the specialist’s findings. Evaluating the significant assumptions relating to the estimates of proved oil and natural gas reserves also involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions used were reasonable considering the past performance of the Company, and whether they were consistent with evidence obtained in other areas of the audit.
•	Evaluating the working and net revenue interests used in the reserve report by testing a sample of land and division order records.
•	Evaluating the Company’s evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining historical conversion rates and support for the operator’s intent to develop the proved undeveloped properties.
•	Using the work of management’s specialists to evaluate the reasonableness of the estimates of proved oil and natural gas reserves. As a basis for using this work, the specialists’ qualifications and objectivity were assessed, as well as the reasonableness of methods and assumptions used by the specialists.
•	Analyzing the ceiling test impairment calculation for compliance with industry and regulatory standards and performing a mathematical recalculation of the ceiling test impairment calculation.
•	Analyzing the depletion expense calculation for compliance with industry and regulatory standards, and performing an independent calculation and comparing the Company’s results with our results.

/s/ Moss Adams LLP

Houston, Texas
March 12, 2021

We have served as the Company’s auditor since 2017.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,360	$1,452
Accounts receivable, trade and other, net of allowance	920	1,131
Accrued oil and natural gas revenue	10,179	11,345
Fair value of oil and natural gas derivatives	143	8,537
Inventory	130	234
Prepaid expenses and other	1,292	549
Total current assets	14,024	23,248
PROPERTY AND EQUIPMENT:
Unevaluated properties	240	123
Oil and gas properties (Full Cost Method)	359,112	302,859
Furniture, fixtures and equipment	7,535	4,450
	366,887	307,432
Less: Accumulated depletion, depreciation and amortization	(177,669)	(94,124)
Net property and equipment	189,218	213,308
Fair value of oil and natural gas derivatives	-	31
Deferred tax asset	-	393
Other	1,835	2,338
TOTAL ASSETS	$205,077	$239,318
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$27,811	$26,348
Fair value of oil and natural gas derivatives	1,274	-
Accrued liabilities	12,866	16,615
Total current liabilities	41,951	42,963
Long term debt, net	110,159	104,435
Accrued abandonment costs	4,716	4,169
Fair value of oil and natural gas derivatives	3,871	2,786
Non-current operating lease liability	2,810	800
Total liabilities	163,507	155,153
Commitments and contingencies (See Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	-	-
Common stock: $0.01 par value, 75,000,000 shares authorized, and 13,392,625 shares issued and outstanding at December 31, 2020 and $0.01 par value, 75,000,000 shares authorized, and 12,532,550 shares issued and outstanding at December 31, 2019	134	125
Additional paid-in capital	82,842	81,305
Retained earnings (deficit)	(41,406)	2,735
Total stockholders’ equity	41,570	84,165
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,077	$239,318

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended December 31, 2020	Year Ended December 31, 2019
REVENUES:
Oil and natural gas revenues	$93,793	$118,353
Other	33	(3)
	93,826	118,350
OPERATING EXPENSES:
Lease operating expense	13,001	12,371
Production and other taxes	2,751	2,573
Transportation and processing	19,055	20,703
Depreciation, depletion, and amortization	46,603	50,722
Impairment of oil and natural gas properties	36,059	-
General and administrative	17,989	20,775
Other	21	106
	135,479	107,250
Operating income (loss)	(41,653)	11,100
OTHER INCOME (EXPENSE):
Interest expense	(7,049)	(11,001)
Interest income and other	153	25
Gain on derivatives not designated as hedges	4,408	15,010
Loss on early extinguishment of debt	-	(1,846)
	(2,488)	2,188

Income (loss) before income taxes	(44,141)	13,288
Income tax benefit	-	-
Net income (loss)	$(44,141)	$13,288
PER COMMON SHARE:
Net income (loss) per common share—basic	$(3.50)	$1.09
Net income (loss) per common share—diluted	$(3.50)	$0.96
Weighted average shares of common stock outstanding—basic	12,617	12,233
Weighted average shares of common stock outstanding—diluted	12,617	13,895

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44,141)	$13,288
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	46,603	50,722
Impairment of oil and gas properties	36,059	-
Right of use asset depreciation	1,193	1,252
Gain on derivatives not designated as hedges	(4,408)	(15,010)
Net cash received in settlement of derivative instruments	15,192	9,560
Share-based compensation (non-cash)	4,827	6,400
Loss on early extinguishment of debt	-	1,846
Amortization of finance cost, debt discount, paid-in-kind interest and accretion	3,019	7,097
Loss from material transfers & inventory sales & write-downs	104	327
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	604	6
Accrued oil and natural gas revenue	1,166	3,119
Inventory	-	35
Prepaid expenses and other	(116)	(45)
Accounts payable	1,463	614
Accrued liabilities	(2,674)	(140)
Net cash provided by operating activities	58,891	79,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(58,262)	(99,301)
Proceeds from sale of assets	-	1,334
Net cash used in investing activities	(58,262)	(97,967)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(6,000)	(49,500)
Proceeds from bank borrowings	9,500	115,400
Repayment of 2019 Second Lien Notes	-	(56,728)
Proceeds from 2021/2022 Second Lien Notes	-	12,000
Issuance cost, net	-	(2,795)
Other, including purchase of treasury stock	(4,221)	(2,097)
Net cash provided by (used in) financing activities	(721)	16,280
Decrease in cash and cash equivalents	(92)	(2,616)
Cash and cash equivalents, beginning of period	1,452	4,068
Cash and cash equivalents, end of period	$1,360	$1,452
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$4,030	$4,137
Decrease in non-cash capital expenditures	$(2,037)	$(1,911)

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(In Thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Retained Earnings/	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	(Deficit)	Equity/(Deficit)
Balance at December 31, 2018	-	$-	12,151	$122	$74,861	-	$-	$(10,553)	$64,430
Net income	-	-	-	-	-	-	-	13,288	13,288
Share-based compensation	-	-	-	-	7,221	-	-	-	7,221
Restricted stock vesting & other	-	-	232	4	(90)	(208)	(2,098)	-	(2,184)
2019 Second Lien Notes warrants and conversions	-	-	150	1	(20)	-	-	-	(19)
Issuance cost	-	-	-	-	1,429	-	-	-	1,429
Treasury stock activity	-	-	-	(2)	(2,096)	208	2,098	-	-
Balance at December 31, 2019	-	-	12,533	125	81,305	-	-	2,735	84,165
Net loss	-	-	-	-	-	-	-	(44,141)	(44,141)
Share-based compensation	-	-	-	-	5,483	-	-	-	5,483
Restricted stock vesting & other	-	-	1,269	13	(11)	(409)	(4,221)	-	(4,219)
Discount from 2021/2022 Second Lien Notes Modification (See Note 4)	-	-	-	-	282	-	-	-	282
Treasury stock activity	-	-	(409)	(4)	(4,217)	409	4,221	-	-
Balance at December 31, 2020	-	$-	13,393	$134	$82,842	-	$-	$(41,406)	$41,570

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

Basis of Presentation

Principles of Consolidation—The consolidated financial statements of the Company included in this Annual Report on Form 10-K have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States Generally Accepted Accounting Principle (“U.S. GAAP”). The consolidated financial statements include the financial statements of Goodrich Petroleum Corporation and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. Certain data in prior period financial statements have been adjusted to conform to the presentation of the current period. We have evaluated subsequent events through the date of this filing.

Use of Estimates—Our Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. GAAP.

Cash and Cash Equivalents—Cash and cash equivalents included cash on hand, demand deposit accounts and temporary cash investments with maturities of ninety days or less at date of purchase.

Accounts Payable—Accounts payable consisted of the following items as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Trade payables	$12,190	$11,461
Revenue payables	14,413	14,483
Prepayments from partners	664	-
Other	544	404
Total Accounts payable	$27,811	$26,348

Accrued Liabilities—Accrued liabilities consisted of the following items as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Accrued capital expenditures	$4,138	$6,175
Accrued lease operating expense	971	989
Accrued production and other taxes	509	430
Accrued transportation and gathering	1,722	2,258
Accrued performance bonus	3,947	4,642
Accrued interest	166	208
Accrued office lease	962	1,414
Accrued general and administrative expense and other	451	499
Total Accrued liabilities	$12,866	$16,615

Inventory—Inventory consisted of equipment, casing and tubulars that are expected to be used in our capital drilling program. Inventory is carried on the Consolidated Balance Sheets at the lower of cost or market.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment—Under U.S. GAAP, two acceptable methods of accounting for oil and gas properties are allowed. These are the Successful Efforts Method and the Full Cost Method. Entities engaged in the production of oil and gas have the option of selecting either method for application in the accounting for their properties. The principal differences between the two methods are in the treatment of exploration costs, the computation of depreciation, depletion and amortization (“DD&A”) expense and the assessment of impairment of oil and gas properties. We have elected to adopt the Full Cost Method. We believe that the true cost of developing a “portfolio” of reserves should reflect both successful and unsuccessful attempts at exploration and production. Application of the Full Cost Method better reflects the true economics of exploring for and developing our oil and gas reserves.

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and therefore subject to DD&A and the full cost ceiling test. For the years ended December 31, 2020 and December 31, 2019, we transferred $0.1 million and $0.3 million, respectively, from unevaluated properties to proved oil and natural gas properties. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

Full Cost Ceiling Test—The Full Cost Method requires that at the conclusion of each financial reporting period, the present value of estimated future net cash flows from proved reserves (adjusted for hedges and excluding cash flows related to estimated abandonment costs), be compared to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. This comparison is referred to as a ceiling test. If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, we are required to write-down the value of our oil and gas properties to the value of the discounted cash flows. Estimated future net cash flows from proved reserves are calculated based on a 12-month average pricing assumption.

The Full Cost Method ceiling test resulted in a total of $36.1 million in impairments of oil and gas properties for the year ended December 31, 2020, and no impairment for the year ended  December 31, 2019.

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
•

Level 2 Inputs- quotes that are derived principally from or corroborated by observable market data. Included in this Level are our senior credit facilities and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counterparties; and

•

Level 3 Inputs- unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Our initial measurement of asset retirement obligations are included in this Level.

As of December 31, 2020 and December 31, 2019, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

Revenue Recognition—Oil and natural gas revenues are generally recognized upon delivery of our produced oil and natural gas volumes to our customers. We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record a liability or an asset for natural gas balancing when we have sold more or less than our working interest share of natural gas production, respectively. As of December 31, 2020 and 2019, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted.

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

Concentration of Credit Risk—Due to the nature of the industry, we sell our oil and natural gas production to a limited number of purchasers and, accordingly, amounts receivable from such purchasers could be significant. The revenues compared to our total oil and natural gas revenues from the top purchasers for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
CIMA Energy, LP	41%	39%
ARM Energy Management LLC	22%	0%
Shell	13%	19%
CES	2%	10%
Genesis Crude Oil LP	0%	8%
ETC Marketing, Ltd	5%	19%
Symmetry Energy Solutions, LLC	5%	0%

Share-based Compensation—We account for our share-based transactions using the fair value as of the grant date and recognize compensation expense over the requisite service period. See Note 3.

Guarantee—As of December 31, 2020 Goodrich Petroleum Company LLC, the wholly owned subsidiary of Goodrich Petroleum Corporation, was the Subsidiary Guarantor of our 2021/2022 Second Lien Notes (as defined below). The parent company has no independent assets or operations, the guarantee is full and unconditional, and the parent has no subsidiaries other than Goodrich Petroleum Company LLC.

Debt Issuance Cost—The Company records debt issuance costs associated with its 2021/2022 Second Lien Notes (and previously with its 2019 Second Lien Notes, both as defined below) as a contra balance to long term debt, net in our Consolidated Balance Sheets, which is amortized straight-line over the life of the respective notes. Debt issuance costs associated with our revolving credit facility debt are recorded in other assets in our Consolidated Balance Sheets, which is amortized straight-line over the life of such debt.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments is this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by this ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. We are evaluating the expected impact these amendments and reference rate reform will have on our consolidated financial statements and various contracts.

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

We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. As of December 31, 2020 and December 31, 2019, receivables from contracts with customers were $10.2 million and $11.3 million, respectively.

The following tables present our oil and natural gas revenues disaggregated by revenue source and by operated and non-operated properties for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues
Operated	$5,488	$75,998	$-	$81,486
Non-operated	601	11,695	11	12,307
Total oil and natural gas revenues	$6,089	$87,693	$11	$93,793

	Year Ended December 31, 2019
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues
Operated	$9,961	$91,811	$-	$101,772
Non-operated	426	16,142	13	16,581
Total oil and natural gas revenues	$10,387	$107,953	$13	$118,353

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Share-based Compensation Plans

Overview

The Company had one effective share-based compensation plan as of December 31, 2020 and December 31, 2019, which is the 2016 Long Term Incentive Plan, discussed further below. We measure the cost of share-based compensation based on the fair value of the award as of the grant date, net of estimated forfeitures. Awards granted are valued at fair value and recognized on a straight-line basis over the service periods (or the vesting periods) of each award. We estimate forfeiture rates for all unvested awards based on our historical experience.

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

In 2020, the Company granted approximately 151,300 restricted stock units (“RSUs”) to employees which vested immediately upon retirement or exit from the Company upon which all further outstanding awards were forfeited and granted 66,300 RSU's to non-employee directors which will generally cliff vest in 12 months following the date of grant, subject to continued service. In 2019, the Company granted approximately (i) 205,000 restricted stock units (“RSUs”) to employees which will generally vest over three years from the date of grant, subject to continued employment, (ii) 205,000 performance share units (“PSUs”), which will generally cliff vest after a three-year performance period from the date of grant, subject to continued employment and the level of achievement with respect to applicable performance metrics and (iii) 81,000 RSU's to non-employee directors which vested in 12 months following the date of grant. As of December 31, 2020, the Company had approximately 389,000 further shares available for future issuance under the LTIP, assuming that the PSUs 2019 will vest at the maximum payout of 200%.

Share-based Compensation

The following tables summarizes the pre-tax components of our share-based compensation program under the LTIP, recognized as a component of general and administrative expenses in the Consolidated Statements of Operations (in thousands), for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
2016 Long Term Incentive Plan	2020	2019
RSU expense - employees	$2,796	$4,521
PSU expense	1,938	1,952
RSU expense - directors	750	664
Total share-based compensation	$5,484	$7,137
Capitalized and lease operating expense share-based compensation	(658)	(835)
Net share-based compensation - general and administrative expense	$4,826	$6,302

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

RSU and PSU activity and changes under the LTIP for the years ended December 31, 2020 and 2019 are as follows:

2016 Long Term Incentive Plan	Number of Units			Weighted Average Grant-Date Fair Value			Total Value (thousands)
	RSU	PSU	Total	RSU	PSU	Total	RSU	PSU	Total

Unvested at December 31, 2018	661,137	399,388	1,060,525	$10.16	$15.29	$12.09	$4,653	$6,107	$10,760
Granted	294,871	204,755	499,626	9.96	10.43	10.16	2,938	2,136	5,074
Vested	(530,446)	-	(530,446)	10.18	-	10.18	(5,138)	-	(5,138)
Forfeited	(9,032)	-	(9,032)	13.84	-	13.84	(125)	-	(125)
Unvested at December 31, 2019	416,530	604,143	1,020,673	9.92	13.64	12.12	2,328	8,243	10,571
Granted	217,586	-	217,586	8.80	-	8.80	1,916	-	1,916
Vested	(400,285)	(353,100)	(753,385)	9.08	15.29	13.35	(1,830)	(5,399)	(7,229)
Forfeited	(71,496)	(107,536)	(179,032)	9.92	12.52	11.48	(709)	(1,347)	(2,056)
Unvested at December 31, 2020	162,335	143,507	305,842	$10.51	$10.43	$10.47	$1,705	$1,497	$3,202

As of December 31, 2020 and 2019, total unrecognized compensation cost and weighted average years to recognition related to RSUs and PSUs under the LTIP are as follows:

2016 Long Term Incentive Plan	Unrecognized compensation costs			Weighted Average years to recognition
	(thousands)			(years)
	RSU	PSU	Total	RSU	PSU	Total
December 31, 2020	$1,630	$998	$2,628	1.51	1.94	1.67
December 31, 2019	$3,969	$4,283	$8,252	1.95	1.93	1.94

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—Asset Retirement Obligations

The table below is the reconciliation of the beginning and ending asset retirement obligation for the periods as noted (in thousands):

	December 31, 2020	December 31, 2019
Beginning balance	$4,169	$3,791
Liabilities incurred	231	224
Revisions in estimated liabilities (1)	17	63
Liabilities settled	-	(4)
Accretion expense	310	297
Dispositions (2)	(11)	(202)
Ending balance	$4,716	$4,169
Current liability	$-	$-
Long term liability	$4,716	$4,169

(1) Changes in estimated costs and timing of plugging and abandoning gave rise to the revision in estimated liabilities.

(2) Dispositions during the year ended December 31, 2020 included a swap of producing properties, and dispositions for the year ended December 31, 2019 included sales producing properties.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Debt

Debt consisted of the following balances as of the dates indicated (in thousands):

	December 31, 2020			December 31, 2019
	Principal	Carrying Amount	Fair Value	Principal	Carrying Amount	Fair Value
2019 Senior Credit Facility (1)	96,400	96,400	96,400	92,900	92,900	92,900
2021/2022 Second Lien Notes (2)	14,811	13,759	15,107	12,969	11,535	12,952
Total debt	$111,211	$110,159	$111,507	$105,869	$104,435	$105,852

(1)	The carrying amount for the 2019 Senior Credit Facility represents fair value as it was fully secured.
(2)	The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2022. The principal includes paid-in-kind interest of $2.8 million as of December 31, 2020 and $1.0 million as of December 31, 2019. The carrying value includes $0.9 million of unamortized debt discount and $0.2 million of unamortized issuance cost at December 31, 2020. The carrying value includes $1.1 million of unamortized debt discount and $0.3 million of unamortized issuance cost at December 31, 2019. The fair value of the 2021/2022 Second Lien Notes, a Level 2 fair value estimate, was obtained by using the last known sale price for the value on December 31, 2020.

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount, accretion and financing costs) and the effective interest rate on the liability component of the debt (amounts in thousands, except effective interest rates) for the periods as noted below:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
2017 Senior Credit Facility	$-	0.0%	$872	7.2%
2019 Senior Credit Facility	4,543	4.7%	3,409	6.0%
2019 Second Lien Notes (1)	-	0.0%	5,304	24.1%
2021/2022 Second Lien Notes (2)	2,506	19.7%	1,416	21.6%
Total	$7,049		$11,001

(1)	The 2019 Second Lien Notes had a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 24.1% for the year ended December 31, 2019 (until payoff on May 29, 2019). Interest expense for the year ended December 31, 2019 included $2.3 million of debt discount amortization and $3.0 million of paid-in-kind interest.
(2)	The 2021/2022 Second Lien Notes have a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 19.7% and 21.6% for the years ended December 31, 2020 and 2019, respectively. Interest expense for the year ended December 31, 2020 included $1.8 million of accrued interest to be paid in-kind, $0.5 million of debt discount amortization and $0.2 million issuance cost amortization. Interest expense for the year ended December 31, 2019 included $1.0 million of accrued interest to be paid in-kind, $0.3 million of debt discount amortization and $0.1 million of issuance cost amortization.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017 Senior Credit Facility

On October 17, 2017, the Company entered into the Amended and Restated Senior Secured Revolving Credit Agreement (as amended, the “2017 Credit Agreement”) with the Subsidiary, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders that are party thereto, which provided for revolving loans of up to the borrowing base then in effect (as amended, the “2017 Senior Credit Facility”). The 2017 Senior Credit Facility was set to mature on (a) October 17, 2021 or (b) December 30, 2019, if the 2019 Second Lien Notes had not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 30, 2019. The maximum credit amount under the 2017 Senior Credit Facility when it was paid off in full on May 14, 2019 was $250.0 million with a borrowing base of $75.0 million.

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

The 2019 Senior Credit Facility matures on (a) May 14, 2024 or (b) December 2, 2022, if the 2023 Second Lien Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 2, 2022, which is the date that is 180 days prior to the May 31, 2023 “Maturity Date” of the 2023 Second Lien Notes. The 2019 Senior Credit Facility provides for a maximum credit amount of $500 million subject to a borrowing base limitation, which was $120.0 million as of December 31, 2020. The borrowing base is scheduled to be redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders at their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

All amounts outstanding under the 2019 Senior Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) the alternative base rate plus an applicable margin ranging from 1.50% to 2.50%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin from 2.50% to 3.50%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2019 Senior Credit Facility are subject to a commitment fee ranging from 0.375% to 0.50%, depending on the percentage of the borrowing base that is utilized. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2019 Senior Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. As of December 31, 2020, the weighted average interest rate on the borrowings from the 2019 Senior Credit Facility was 3.49%. The obligations under the 2019 Credit Agreement are guaranteed by the Company and secured by a first lien security interest in substantially all of the assets of the Company and the Borrower.

The 2019 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the 2019 Senior Credit Facility to be immediately due and payable.

The 2019 Credit Agreement also contains certain financial covenants, including the maintenance of (i) a ratio of Net Funded Debt to EBITDAX not to exceed 3.50 to 1.00 as of the last day of any fiscal quarter, (ii) a current ratio (based on the ratio of current assets to current liabilities as defined in the 2019 Credit Agreement) not to be less than 1.00 to 1.00 and (iii) until no 2023 Second Lien Notes remain outstanding, a ratio of Total Proved PV-10 attributable to the Company’s and Borrower’s Proved Reserves to Total Secured Debt (net of any Unrestricted Cash not to exceed $10 million) not to be less than 1.50 to 1.00 and minimum liquidity requirements. On May 14, 2019, the Company utilized borrowings under the 2019 Senior Credit Facility to refinance its obligations under the 2017 Senior Credit Facility and to fund the redemption of the 2019 Second Lien Notes. On October 30, 2020, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with the Subsidiary, Truist Bank, as administrative agent, and the lenders party thereto, which, among other things, added an anti-cash hoarding covenant, which requires mandatory prepayments of the loans then outstanding with the amount of certain cash on the balance sheet in excess of $10 million, as set forth in greater detail in the Third Amendment. Additionally, the Third Amendment included updated language surrounding a benchmark replacement rate in anticipation of the phase out of LIBOR.

As of December 31, 2020, the Company had a borrowing base of $120.0 million with $96.4 million of borrowings outstanding. The Company also had $1.7 million of unamortized debt issuance costs recorded as of December 31, 2020 related to the 2019 Senior Credit Facility.

As of December 31, 2020, the Company was in compliance with all covenants within the 2019 Senior Credit Facility with the exception of the current ratio. On March 9, 2021, the Company entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with the Subsidiary, Truist Bank, as administrative agent, and the lenders party thereto, pursuant to which, among other things, the lenders agreed to waive the default caused by our failure to comply with the current ratio financial covenant under the 2019 Senior Credit Facility as of the last day of the fiscal quarter ended December 31, 2020.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Second Lien Notes

In October 2016, the Company issued $40.0 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2019 (the “2019 Second Lien Notes”) along with 10-year costless warrants to acquire 2.5 million shares of common stock. Holders of the 2019 Second Lien Notes had a second priority lien on all assets of the Company, and holders of such warrants had a right to appoint two members to our Board of Directors (the “Board”) as long as such warrants were outstanding.

The 2019 Second Lien Notes were scheduled to mature on August 30, 2019 or six months after the maturity of our current revolving credit facility but in no event later than March 30, 2020. The 2019 Second Lien Notes bore interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company also had the option under certain circumstances to pay all or any portion of interest in-kind on the then outstanding principal amount of the 2019 Second Lien Notes by increasing the principal amount of the outstanding 2019 Second Lien Notes or by issuing additional second lien notes.

Upon issuance of the 2019 Second Lien Notes in October 2016, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion as well as warrants on the debt instrument, we recorded a debt discount of $11.0 million, thereby reducing the $40.0 million carrying value upon issuance to $29.0 million and recorded an equity component of $11.0 million. The debt discount was amortized using the effective interest rate method based upon an original term through August 30, 2019. The 2019 Second Lien Notes were redeemed in full on May 29, 2019 for $56.7 million, using borrowings under the 2019 Senior Credit Facility. In connection with the redemption of the 2019 Second Lien Notes, we recorded a $1.6 million loss on early extinguishment of debt related to the remaining unamortized debt discount and debt issuance costs.

On May 14, 2019, the Company and the Subsidiary entered into a purchase agreement with certain purchasers pursuant to which the Company issued to such purchasers $12.0 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2021 (the “2021/2022 Second Lien Notes”). Proceeds from the sale of the 2021/2022 Second Lien Notes were primarily used to pay down outstanding borrowings under the 2019 Senior Credit Facility. In May 2020, the maturity date of the 2021/2022 Second Lien Notes was extended to May 31, 2022.

Upon issuance of the 2021/2022 Second Lien Notes on May 31, 2019, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, we recorded a debt discount of $1.4 million, thereby reducing the $12.0 million carrying value upon issuance to $10.6 million and recorded an equity component of $1.4 million. The equity component was valued using a binomial model. The debt discount is amortized using the effective interest rate method based upon an original term through May 31, 2021. Upon the maturity extension in May 2020, an additional $0.3 million of debt discount was recorded, and the debt discount began to be amortized using the effective interest rate method based upon the maturity date of May 31, 2022.

As of December 31, 2020, $0.9 million of debt discount and $0.2 million of debt issuance costs remained to be amortized on the 2021/2022 Second Lien Notes.

As of December 31, 2020, the Company was in compliance with all covenants within the 2021/2022 Second Lien Notes Indenture.

On March 9, 2021, the Company and the Subsidiary entered into a purchase and exchange agreement with certain purchasers (each such purchaser, together with its successors and assigns, a “2023 Second Lien Notes Purchaser”) pursuant to which the Company issued to the 2023 Second Lien Notes Purchasers (the “2023 Second Lien Notes Offering”) (A) $15.2 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2023 (the “2023 Second Lien Notes”) in exchange for an equal amount of 2021/2022 Second Lien Notes and (B) $15.0 million of the 2023 Second Lien Notes in exchange for cash. Proceeds from the sale of the 2023 Second Lien Notes were used to pay down outstanding borrowings under the 2019 Senior Credit Facility.

The 2023 Second Lien Notes, as set forth in the indenture governing the 2023 Second Lien Notes (the “2023 Second Lien Notes Indenture”), are scheduled to mature on May 31, 2023. The 2023 Second Lien Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in-kind on the then outstanding principal amount of the 2023 Second Lien Notes by increasing the principal amount of the outstanding 2023 Second Lien Notes.

The 2023 Second Lien Notes Indenture contains certain covenants pertaining to us and our Subsidiary, including delivery of financial reports; environmental matters; conduct of business; use of proceeds; operation and maintenance of properties; collateral and guarantee requirements; indebtedness; liens; dividends and distributions; limits on sales of assets and stock; business activities; transactions with affiliates; and changes of control. The 2023 Second Lien Notes Indenture also contains a financial covenant which requires the maintenance of a ratio of Total Proved PV-10 attributable to the Company's and Subsidiary's Proved Reserves (as defined in the 2023 Second Lien Notes Indenture) to Total Secured Debt (net of any Unrestricted Cash not to exceed $10.0 million) not to be less than 1.50 to 1.00.

The 2023 Second Lien Notes are convertible into the Company’s common stock at the conversion rate, which is the sum of the outstanding principal amount of 2023 Second Lien Notes to be converted, including any accrued and unpaid interest, divided by the conversion price, which shall initially be $21.33, subject to certain adjustments as described in the 2023 Second Lien Notes Indenture. Upon conversion, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the 2023 Second Lien Notes Indenture, (2) cash or (3) a combination of shares of its common stock and cash; however, the Company’s ability to redeem the 2023 Second Lien Notes with cash is subject to the terms of the 2019 Senior Credit Agreement.

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

	Year Ended December 31, 2020	Year Ended December 31, 2019

Basic net income (loss) per common share:
Net income (loss) applicable to common stock	$(44,141)	$13,288
Weighted-average shares of common stock outstanding	12,617	12,233
Basic net income (loss) per common share	$(3.50)	$1.09

Diluted net income (loss) per common share:
Net income (loss) applicable to common stock	$(44,141)	$13,288
Weighted-average shares of common stock outstanding	12,617	12,233
Common shares issuable upon conversion of warrants of unsecured claim holders	-	1,314
Common shares issuable on assumed conversion of restricted stock *	-	348
Diluted weighted average shares of common stock outstanding	12,617	13,895
Diluted net income (loss) per common share (1) (2) (3)	$(3.50)	$0.96
(1) Common shares issuable upon conversion of the 2021/2022 Second Lien Notes and 2019 Second Lien Notes were not included in the computation of diluted loss per common share since their inclusion would have been anti-dilutive.	694	608
(2) Common shares issuable upon conversion of the unsecured claims warrants not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the twelve months ended December 31, 2020.	1,409	-
(3) Common shares issuable upon conversion of the restricted stock not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the twelve months ended December 31, 2020. **	259	-
** Common shares issuable on assumed conversion of share-based compensation assumes a payout of the Company's performance share awards at 100% of the initial units granted (or a ratio of one unit to one common share). The range of common stock shares which may be earned ranges from zero to 200% of the initial performance units granted.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Income Taxes

The following table summarizes the tax expense (benefit) for the periods as noted below (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Current tax expense (benefit)
Federal	$(393)	$(393)
State	-	-
Total current tax expense (benefit)	(393)	(393)
Deferred tax expense (benefit)
Federal	393	393
State	-	-
Total deferred tax expense (benefit)	393	393
Total tax expense (benefit)	$-	$-

The following is a reconciliation of the U.S. statutory income tax rate at 21% to our income before income taxes (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Income tax expense (benefit)
Tax expense (benefit) at U.S. statutory rate	$(9,270)	$2,790
Disallowed executive compensation	469	821
Valuation allowance	12,547	(5,499)
State income taxes, net of federal benefit	(3,597)	718
Nondeductible expenses and other	(149)	1,170
Total tax expense (benefit)	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands) for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Non-current deferred tax assets:
Operating loss carry-forwards	$47,778	$45,280
State tax NOL and credits	13,191	11,611
AMT tax credit carry-forward	-	393
Compensation	1,024	1,461
Contingent liabilities and other	46	378
Lease liabilities	792	465
Derivatives	1,050	-
Property and equipment	23,756	16,813
Total gross non-current deferred tax assets	87,637	76,401
Less valuation allowance	(86,697)	(74,150)
Net non-current deferred tax assets	940	2,251
Non-current deferred tax liabilities:
Derivatives	-	(1,214)
Right of use asset	(719)	(350)
Other	(65)	(97)
Debt discount	(156)	(197)
Total non-current deferred tax liabilities	(940)	(1,858)
Net non-current deferred tax asset	$-	$393

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded no income tax expense or benefit for the years ended December 31, 2020 or 2019. We maintained a valuation allowance as of December 31, 2020, which resulted in no net deferred tax asset or liability appearing on our statement of financial position. We recorded this valuation allowance after an evaluation of all available evidence (including commodity prices and our history of tax net operating losses (“NOLs”) in 2020 and prior years) led to a conclusion that based upon the more-likely-than-not standard of the accounting literature our deferred tax assets were unrecoverable. The valuation allowance for deferred tax assets increased by $12.5 million to $86.7 million in 2020 related to current year activity. The valuation allowance was $74.2 million as of December 31, 2019, which resulted in a net non-current deferred tax asset of $0.4 million appearing on our statement of financial position at that time. The net $0.4 million deferred tax asset related to alternative minimum tax (“AMT”) credits which were refundable to the Company. Such AMT credits and accrued interest were subsequently received in the third quarter of 2020. The valuation allowance has no impact on our NOL position for tax purposes, and if we generate taxable income in future periods, we may be able to use our NOLs to offset taxable income at that time subject to any applicable tax limitations on NOLs.

As of December 31, 2020, we have federal net operating loss carry-forwards of approximately $858.5 million. These carry-forwards are subject to limitation by IRC Section 382 and it is estimated $227.5 million will be available to offset future U.S taxable income.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from bankruptcy in October 2016 triggered a change in ownership for purposes of IRC Section 382. The limitation under the tax code is based on the value of the Company when it emerged from bankruptcy on October 12, 2016. This ownership change resulted in limitation which will eliminate an estimated $630.7 million of federal net operating losses previously available to offset future U.S. taxable income. The Company also has net operating losses in Louisiana and Mississippi which are subject to limitation due to the ownership change. The Company estimates state NOLs available for use of $96.6 million in Louisiana and $160.0 million in Mississippi after the reduction for unusable NOLs due to the ownership change.

We did not have any unrecognized tax benefits as of December 31, 2020. The amount of unrecognized tax benefits may change in the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or our financial position. We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions. With limited exceptions, we are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

Our continuing practice is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations before December 31, 2020.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—Stockholders’ Equity

At December 31, 2020 there were 13,392,625 shares of our Company common stock outstanding and 75,000,000 shares authorized at $0.01 par value per share.

During the year ended December 31, 2020, the Company had vestings of its share-based compensation units representing a total fair value of $13.3 million and resulting in the issuance of approximately 1,282,000 common shares. During the year ended December 31, 2020, the Company paid $4.2 million in cash for the purchase of approximately 409,000 Treasury shares withheld from employees upon the vesting of restricted stock awards for the payment of taxes. All shares held in Treasury in 2020 were retired prior to December 31, 2020.

During the year ended December 31, 2019, the final 150,000 of the 10-year costless warrants associated with the 2019 Second Lien Notes were exercised. The Company received cash for the one cent par value for the issuance of the 150,000 common shares. During the year ended December 31, 2019, the Company had vestings of its share-based compensation units representing a total fair value of $5.1 million and resulting in the issuance of approximately 530,000 common shares. During the year ended December 31, 2019, the Company paid $2.1 million in cash for the purchase of approximately 208,000 Treasury shares withheld from employees upon the vesting of restricted stock awards for the payment of taxes. All shares held in Treasury in 2019 were retired prior to December 31, 2019.

In connection with the issuance of the 2021/2022 Second Lien Notes in May 2019, we recorded an equity component of $1.4 million, and in connection with the extension of the 2021/2022 Second Lien Notes in May 2020, we recorded an additional equity component of $0.3 million. For further details, see Note 5.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Derivative Activities

We use commodity and financial derivative contracts to manage fluctuations in commodity prices and interest rates. We are currently not designating our derivative contracts for hedge accounting. All derivative gains and losses during 2020 and 2019 are from our oil and natural gas derivative contracts and have been recognized in “Other income (expense)” on our Consolidated Statements of Operations.

The following table summarizes the gains and losses we recognized on our oil and natural gas derivatives for the periods as noted below:

Oil and Natural Gas Derivatives (in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Gain on commodity derivatives not designated as hedges, settled	$15,192	$9,560
Gain (loss) on commodity derivatives not designated as hedges, not settled	(10,784)	5,450
Total gain on commodity derivatives not designated as hedges	$4,408	$15,010

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivative contracts are approved by the Hedging Committee of our Board and reviewed periodically by the Board.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counterparties. Neither our counterparties nor we require any collateral upon entering into derivative contracts. We were not at risk of losing any fair value amounts had our counterparties been unable to fulfill their obligations as of December 31, 2020.

As of December 31, 2020, the open positions on our outstanding commodity derivative contracts, all of which were with Truist Bank, RBC Capital Markets, ARM Energy, and Citizens Commercial Banking, and the associated fair values (in thousands) were as follows:

Contract Type	Average Daily Volume	Total Volume	Weighted Average Fixed Price	December 31, 2020
Crude oil swaps (Bbls)
2021 (through March 31, 2021)	200	18,000	$56.58	$143
			Total oil	143
Natural gas swaps (MMBtu)
2021	63,258	23,089,000	$2.56	$(2,191)
2022 (through March 31, 2022)	70,000	6,300,000	$2.53	(2,125)
Natural gas collars (MMBtu)
2021	29,260	10,680,000	$2.40-$3.52	972
2022 (through March 31, 2022)	30,000	2,700,000	$2.50-$3.52	7
			Total natural gas	(3,337)
Natural gas basis swaps (MMBtu)
2021	50,000	18,250,000	NYMEX - $0.209	(54)
2022	50,000	18,250,000	NYMEX - $0.209	(321)
2023	50,000	18,250,000	NYMEX - $0.209	(516)
2024	50,000	18,300,000	NYMEX - $0.209	(917)
			Total natural gas basis	(1,808)

			Total	$(5,002)

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each level as of December 31, 2020 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1 for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

Description	Level 1	Level 2	Level 3	Total
Fair value of oil and natural gas derivatives - Current Assets	$-	$143	$-	$143
Fair value of oil and natural gas derivatives - Non-current Assets	-	-	-	-
Fair value of oil and natural gas derivatives - Current Liabilities	-	(1,274)	-	(1,274)
Fair value of oil and natural gas derivatives - Non-current Liabilities	-	(3,871)	-	(3,871)
Total	$-	$(5,002)	$-	$(5,002)

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter-party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets for the periods ending December 31, 2020:

	December 31, 2020
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented
Fair value of oil and natural gas derivatives - Current Assets	$3,193	$(3,050)	$143
Fair value of oil and natural gas derivatives - Non-current Assets	537	(537)	-
Fair value of oil and natural gas derivatives - Current Liabilities	(4,324)	3,050	(1,274)
Fair value of oil and natural gas derivatives - Non-current Liabilities	(4,408)	537	(3,871)
Total	$(5,002)	$-	$(5,002)

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

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2020 (in thousands):

	Payment due by Period
	Note	Total	2021	2022	2023	2024	2025 and After
Debt	5	$111,211	$-	$14,811	$-	$96,400	$-
Office space leases	11	4,781	1,238	637	653	661	1,592
Operations contracts		1,469	1,406	31	32	-	-
Total contractual obligations (1)		$117,461	$2,644	$15,479	$685	$97,061	$1,592

(1)

This table does not include the estimated liability for dismantlement, abandonment and restoration costs of oil and natural gas properties of $4.7 million as of December 31, 2020. We record a separate liability for the asset retirement obligations. See Note 4.

Operating Leases—We have commitments under an operating lease agreements for office space and office equipment leases. Total rent expense for the years ended December 31, 2020, and 2019 was approximately $1.5 million and $1.7 million, respectively.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The lease cost components for the year ended December 31, 2020 are classified as follows:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Consolidated Statements of Operations Classification
Building lease cost	$1,341	$1,540	General and administrative expense
Variable lease cost (1)	157	118	General and administrative expense
	$1,498	$1,658

(1) Includes building operating expenses.

The following are additional details related to our lease portfolio as of December 31, 2020:

(in thousands)	December 31, 2020	Consolidated Balance Sheets Classification
Lease asset, gross	$5,871	Furniture, fixtures and equipment and other capital assets
Accumulated depreciation	(2,445)	Accumulated depletion, depreciation and amortization
Lease asset, net	$3,426

Current lease liability	$962	Accrued liabilities
Non-current lease liability	2,810	Other non-current liabilities
Total lease liabilities	$3,772

The following table presents operating lease liability maturities as of December 31, 2020:

(in thousands)	December 31, 2020
2021	1,238
2022	637
2023	653
2024	661
Thereafter	1,592
Total lease payments	$4,781
Less imputed interest	$1,009
Present value of lease liabilities	$3,772

As of December 31, 2020, our office building operating lease has a weighted-average remaining lease term of 0.3 years and a weighted-average discount rate of 8.0 percent. Cash paid for amounts included in the measurement of operating lease liabilities for our building was $1.5 million for the year ended December 31, 2020.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—COVID-19 Pandemic

The impact of the COVID-19 pandemic and related economic, business and market disruptions is both on-going and continuing to evolve, and its future effects are uncertain. The Company has seen impacts related to COVID-19 on oil price fluctuations due to market uncertainty.

Because we predominately produce natural gas and natural gas has not been impacted by the same market forces as crude oil, we have experienced less of an impact from COVID-19 than many of our peers. However, the scope and length of the COVID-19 pandemic and the ultimate effect on the price of natural gas and oil cannot be determined, and we could be adversely affected in future periods. Management is actively monitoring the impact on the Company’s results of operations, financial position, and liquidity in fiscal year 2020.

NOTE 13—Subsequent Events

On March 9, 2021, the Company completed the 2023 Second Lien Notes Offering. See Note 5—Debt.

On March 9, 2021, the Company entered into the Fourth Amendment, pursuant to which, among other things, the lenders agreed to waive the default caused by our failure to comply with the current ratio financial covenant under the 2019 Senior Credit Facility as of the last day of the fiscal quarter ended December 31, 2020. See Note 5—Debt.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(Unaudited)

NOTE 14—Oil and Natural Gas Producing Activities (Unaudited)

Overview

All of our reserve information related to crude oil, condensate and natural gas was compiled based on estimates prepared and reviewed by our external engineers. The technical persons primarily responsible for overseeing the preparation of the reserves estimates meet the requirements regarding qualifications. Our internal professional staff has over 20 years of experience in the oil and natural gas industry, including over 15 years as a reserve evaluator, trainer or manager. Further professional qualifications include extensive internal and external reserve training. The reserves estimation is part of our internal controls process subject to management’s annual review and approval. These reserves estimates are prepared by Netherland, Sewell & Associates, Inc. (“NSAI”) and Ryder Scott Company (“RSC”), our independent reserve engineer consulting firms. All of our proved reserves estimates shown herein at December 31, 2020 and 2019 have been independently prepared by NSAI and RSC. NSAI prepared the estimates on all our proved reserves as of December 31, 2020 and 2019 on our properties other than in the TMS. RSC prepared the estimate of proved reserves as of December 31, 2020 and 2019 for our TMS properties. Copies of the summary reserve reports of NSAI and RSC for 2020 are filed as exhibits 99.1 and 99.2, respectively to this Annual Report on Form 10-K. All of the subject reserves are located in the continental United States, primarily in Texas, Louisiana and Mississippi.

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

Prices we used to value our reserves are based on the twelve-month un-weighted arithmetic average of the first-day-of-the-month price for the period January through December 2020. For oil volumes, the average price of $39.57 per barrel is adjusted by lease for quality, transportation fees, and regional price differentials. For natural gas volumes, the average price of $1.99 per MMBtu is adjusted by lease for energy content, transportation fees, and regional price differentials.

     Capitalized Costs

The table below reflects our capitalized costs related to our oil and natural gas producing activities at December 31, 2020 and 2019 (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Proved properties	$359,112	$302,859
Unproved properties	240	123
	359,352	302,982
Less: accumulated depreciation, depletion and amortization	(173,989)	(91,958)
Net oil and natural gas properties	$185,363	$211,024

We did not have any capitalized exploratory well costs that were pending the determination of proved reserves as of December 31, 2020 and 2019, respectively.

     Costs Incurred

Costs incurred in oil and natural gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Property Acquisition
Unproved	$52	$269
Proved	-	-
Exploration	-	-
Development (1)	56,330	97,972
Total (2)	$56,382	$98,241

(1)	Includes asset retirement costs of $0.2 million in 2020 and $0.1 million in 2019.
(2)	Substantially all the costs incurred related to the Haynesville Shale Trend.

The following table sets forth our net proved oil and natural gas reserves at December 31, 2020, 2019 and 2018 and the changes in net proved oil and natural gas reserves during such years, as well as proved developed and proved undeveloped reserves at the beginning and end of each year:

	Natural Gas (Mmcf)			Oil, Condensate and NGLs (MBbls)
	2020	2019	2018	2020	2019	2018
Net proved reserves at beginning of period	510,066	470,937	415,224	1,104	1,441	2,130
Revisions of previous estimates (1)	(103,288)	(132,005)	(16,993)	(434)	(166)	(388)
Extensions, discoveries and improved recovery (2)	181,002	218,015	100,499	-	-	-
Purchases of minerals in place	334	-	-	-	-	-
Sales of minerals in place	-	(169)	(3,349)	-	-	(84)
Production	(48,110)	(46,712)	(24,444)	(143)	(171)	(217)
Net proved reserves at end of period	540,004	510,066	470,937	527	1,104	1,441
Net proved developed reserves:
Beginning of period	138,607	92,118	52,861	1,104	1,441	2,130
End of period	151,732	138,607	92,118	527	1,104	1,441
Net proved undeveloped reserves:
Beginning of period	371,459	378,819	362,363	-	-	-
End of period	388,272	371,459	378,819	-	-	-

	Natural Gas Equivalents (Mmcfe)
	2020	2019	2018
Net proved reserves at beginning of period	516,691	479,583	428,002
Revisions of previous estimates (1)	(105,895)	(133,001)	(19,320)
Extensions, discoveries and improved recovery (2)	181,002	218,016	100,499
Purchases of minerals in place (3)	334	-	-
Sales of minerals in place (4)	-	(169)	(3,852)
Production	(48,968)	(47,738)	(25,746)
Net proved reserves at end of period	543,164	516,691	479,583
Net proved developed reserves:
Beginning of period	145,232	100,764	65,639
End of period	154,892	145,232	100,764
Net proved undeveloped reserves:
Beginning of period	371,459	378,819	362,363
End of period	388,272	371,459	378,819

(1)

Revisions of previous estimates in 2020 and 2019 were negative, primarily due to commodity prices. Revisions of previous estimates in 2018 were negative, primarily due to increases in our operating expenditures and other tax rates.

(2)	Extensions and discoveries were positive on an overall basis in all three periods presented, primarily reflecting our successful drilling results on our Haynesville Shale Trend properties.
(3)	In 2020, we acquired approximately 334 Mmcfe through a well swap transaction.
(4)	In 2019, we sold approximately 55 Mmcfe and in 2018, we sold approximately 2,500 Mmcfe, attributed to the sale of producing properties in the TMS and Haynesville Shale.

Standardized Measure

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves as of year-end is shown below (in thousands):

	2020	2019	2018
Future revenues	$1,016,173	$1,272,504	$1,494,557
Future lease operating expenses and production taxes	(355,052)	(377,851)	(410,957)
Future development costs (1)	(278,480)	(338,116)	(349,552)
Future income tax expense	-	(13,945)	(56,784)
Future net cash flows	382,641	542,592	677,264
10% annual discount for estimated timing of cash flows	(199,904)	(248,269)	(279,679)
Standardized measure of discounted future net cash flows	$182,737	$294,323	$397,585
Index price used to calculate reserves (2)
Natural gas (per Mcf)	$1.99	$2.58	$3.10
Oil (per Bbl)	$39.57	$55.69	$65.56

(1)	Includes cumulative asset retirement obligations of $7.9 million and $7.4 million in 2020 and 2019, respectively.
(2)	These index prices, used to estimate our reserves at these dates, are before deducting or adding applicable transportation and quality differentials on a well-by-well basis.

The estimated future net cash flows are discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. The standardized measure of discounted cash flows is the future net cash flows less the computed discount.

Changes in the Standardized Measure

The following are the principal sources of change in the standardized measure of discounted net cash flows for the years shown (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$294,323	$397,585	$260,310
Net changes in prices and production costs related to future production	(151,520)	(146,806)	95,927
Sales and transfers of oil and natural gas produced, net of production costs	(58,987)	(82,706)	(63,846)
Net change due to revisions in quantity estimates	(65,342)	(130,244)	(25,595)
Net change due to extensions, discoveries and improved recovery	41,512	101,012	129,207
Net change due to purchases and sales of minerals in place	(1,653)	10	(3,382)
Changes in future development costs	131,548	125,172	(4,608)
Previously estimated development cost incurred in period	24,523	31,340	7,923
Net change in income taxes	2,631	17,555	(16,336)
Accretion of discount	29,695	41,777	26,416
Change in production rates (timing) and other	(63,993)	(60,372)	(8,431)
Net increase (decrease) in standardized measures	(111,586)	(103,262)	137,275
Balance, end of year	$182,737	$294,323	$397,585

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended). We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report and, during the third and fourth quarters of fiscal year 2020, identified a material weakness in our internal control over financial reporting. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Notwithstanding the identified material weakness, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have determined, based on the procedures we have performed, that the unaudited consolidated financial statements included in this report fairly present in all material respects our financial condition and results of operations as of and for the years ended December 31, 2020 and 2019 in accordance with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the third and fourth quarters of fiscal year 2020, management, in connection with our independent auditors, identified a material weakness in our controls over the determination of the estimated PV-10 of our reserves. Specifically, we did not design and maintain effective controls to sufficiently review the completeness and accuracy of the future development costs component of the estimated PV-10 of our reserves and, thus, failed to identify the omission of capital expenditure costs from the future costs required to develop certain of our reserves. This material weakness resulted in an undiscovered $7.3 million error in the amount of impairment expense recorded in relation to our oil and gas properties for the three and six months ended June 30, 2020, which required the Company to restate its consolidated financial statements as of and for the three and six months ended June 30, 2020, and also resulted in corrected errors in the amount of impairment expense recorded in relation to our oil and gas properties in the consolidated financial statements of $1.0 million and $3.3 million as of and for the three and nine months ended September 30, 2020 and the three months and year ended December 31, 2020, respectively.

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

Attestation Report of the Registered Public Accounting Firm

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company's independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except for the remedial actions described above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Note Purchase and Exchange Agreement

On March 9, 2021 (the “Closing Date”), the Company and the Subsidiary entered into a note purchase and exchange agreement (the “Purchase and Exchange Agreement”) with certain purchasers (each such purchaser, together with its successors and assigns, the “2023 Second Lien Notes Purchasers”) pursuant to which the Company issued (A) $15.2 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2023 (the “2023 Second Lien Notes”) to certain of the 2023 Second Lien Notes Purchasers in exchange for an equal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2022 (the “2021/2022 Second Lien Notes”) and (B) $15.0 million of the 2023 Second Lien Notes to the 2023 Second Lien Notes Purchasers in exchange for cash.

Indenture

The 2023 Second Lien Notes are governed by an Indenture (the “Indenture”), dated as of the Closing Date, among the Company, as issuer, the Subsidiary, as subsidiary guarantor, and Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent and are senior obligations of the Company and are secured by a second lien on substantially all assets of the Company and the Subsidiary. The 2023 Second Lien Notes are fully and unconditionally guaranteed on a senior secured basis by the Subsidiary.

Interest and Maturity

The 2023 Second Lien Notes will mature on May 31, 2023. The 2023 Second Lien Notes bear interest at the rate of 13.50% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The Company may elect to pay all or any portion of interest in kind on the then outstanding principal amount of the 2023 Second Lien Notes by increasing the principal amount of the outstanding 2023 Second Lien Notes or by issuing additional 2023 Second Lien Notes.

Optional Redemption

At any time prior to March 9, 2022, the Company may redeem, in whole or in part, the 2023 Second Lien Notes, at a redemption price equal to 101% of the principal amount of the 2023 Second Lien Notes redeemed plus accrued and unpaid interest thereon, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date).

At any time on or after March 9, 2022, the Company may redeem, in whole or in part, the 2023 Second Lien Notes at a redemption price equal to 100% of the principal amount of the 2023 Second Lien Notes redeemed plus accrued and unpaid interest thereon, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date).

Any redemption shall be made on a pro rata basis, subject to adjustment in a manner that most nearly approximates a pro rata basis.

Change of Control

If the Company experiences certain kinds of changes of control set forth in the Indenture, each holder of the 2023 Second Lien Notes may require the Company to repurchase all or a portion of its 2023 Second Lien Notes for cash at a price equal to 101% of the aggregate principal amount of such 2023 Second Lien Notes, plus any accrued and unpaid interest to the date of repurchase.

Certain Covenants

The Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Company’s ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) make investments; (iv) create certain liens; (v) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vi) transfer or sell assets and subsidiary stock; (vii) engage in transactions with affiliates; (viii) create unrestricted subsidiaries; and (ix) consolidate, merge or transfer all or substantially all of their assets.

Events of Default

Upon an Event of Default (as defined in the Indenture), the Trustee or the holders of at least 25% of the aggregate principal amount of the then outstanding 2023 Second Lien Notes may declare the 2023 Second Lien Notes immediately due and payable, except that a default resulting from certain events of bankruptcy or insolvency with respect to the Company, any restricted subsidiary of the Company that is a significant subsidiary or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary, will automatically cause all outstanding 2023 Second Lien Notes to become due and payable.

The foregoing description of the Indenture is qualified in its entirety by reference to such Indenture, a copy of which is filed herewith as Exhibit 4.3 and is incorporated herein by reference.

Credit Agreement Amendment

On the Closing Date, the Company entered into the Fourth Amendment to Credit Agreement with the Subsidiary, Truist Bank, as administrative agent, and the lenders party thereto, which, among other things, permitted the issuance of the 2023 Second Lien Notes and pursuant to which the lenders under the Company’s senior credit facility agreed to waive the default caused by our failure to comply with the current ratio financial covenant under such facility as of the last day of the fiscal quarter ended December 31, 2020.

The foregoing description of the Fourth Amendment to Credit Agreement is qualified in its entirety by reference to such Fourth Amendment to Credit Agreement, a copy of which is filed herewith as Exhibit 10.5 and is incorporated herein by reference.

Registration Rights Agreement

On the Closing Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the 2023 Second Lien Notes Purchasers, pursuant to which the Company agreed to file with the Securities and Exchange Commission within 90 days following the Closing Date, a shelf registration statement for the offer and resale of the 2023 Second Lien Notes held by certain holders that duly request inclusion in such registration statement within 30 days of the Closing Date. The holders have customary demand, underwritten offering and piggyback registration rights, subject to the limitations set forth in the Registration Rights Agreement. Under their underwritten offering registration rights, the holders may request to sell all or any portion of their registrable securities (as defined in the Registration Rights Agreement) in an underwritten offering that is registered, subject to certain restrictions. The Registration Rights Agreement contains other customary terms and conditions, including, without limitation, provisions with respect to blackout periods and indemnification.

The foregoing description of the Registration Rights Agreement is qualified in its entirety by reference to such Registration Rights Agreement, a copy of which is filed herewith as Exhibit 4.2 and is incorporated herein by reference.

Termination of 2021/2022 Second Lien Notes Indenture

In connection with the issuance of the 2023 Second Lien Notes described above, on March 9, 2021, the Company cancelled the remaining outstanding 2021/2022 Second Lien Notes. In connection with such cancellation, the Company's obligations under the indenture, dated as of May 31, 2019, among the Company, as issuer, the Subsidiary, as subsidiary guarantor, and the Trustee (the "2021/2022 Second Lien Notes Indenture"), governing the 2021/2022 Second Lien Notes, as supplemented by the first amendment to the indenture and notes, dated as of May 6, 2020, was satisfied and discharged. No consideration was paid in connection with such cancellation, satisfaction and discharge, other than the exchange of the 2023 Second Lien Notes for the 2021/2022 Second Lien Notes as described above. The material terms of the 2021/2022 Second Lien Notes and 2021/2022 Second Lien Notes Indenture were previously described in Item 1.01 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on June 3, 2019.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions as of March 12, 2021, are as follows:

Name	Age	Position
Walter G. “Gil” Goodrich	62	Chairman of the Board of Directors, Chief Executive Officer and Director
Robert C. Turnham, Jr.	63	President, Chief Operating Officer and Director
Michael J. Killelea	58	Executive Vice President, General Counsel and Corporate Secretary
Kristen M. McWatters	35	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Controller
Ronald F. Coleman	66	Director
K. Adam Leight	64	Director
Timothy D. Leuliette	71	Director
Jeffrey S. Serota	55	Director
Edward J. Sondey	55	Director
Thomas M. Souers	67	Director

Walter G. “Gil” Goodrich became Chairman of the Board in 2015 and served as Vice Chairman of our Board since 2003. He has served as our Chief Executive Officer since 1995. Mr. Goodrich was Goodrich Oil Company’s Vice President of Exploration from 1985 to 1989 and its President from 1989 to 1995. He joined Goodrich Oil Company, which held interests in and served as operator of various properties owned by a predecessor of the Company, as an exploration geologist in 1980. He has served as a director since 1996. Mr. Goodrich’s perspective as our top executive officer on the Board and his experience as a geologist and a businessman make him qualified to be a member of our Board.

Robert C. Turnham, Jr. has served as our Chief Operating Officer since 1995. He became President and Chief Operating Officer in 2003. He has held various positions in the oil and natural gas business since 1981. From 1981 to 1984, Mr. Turnham served as a financial analyst for Pennzoil. In 1984, he formed Turnham Interests, Inc. to pursue oil and natural gas investment opportunities. From 1993 to 1995, he was a partner in and served as President of Liberty Production Company, an oil and natural gas exploration and production company. He has served as a director since 2006. Mr. Turnham brings invaluable oil and gas operating experience to the Board. Additionally, he has held various executive management positions in the oil and natural gas business since 1981 and is able to assist the Board in creating and evaluating the Company’s strategic plan. For these reasons, Mr. Turnham is qualified to be a member of our Board.

Michael J. Killelea joined the Company as Senior Vice President, General Counsel and Corporate Secretary in 2009. He was named Executive Vice President in December 2016. Mr. Killelea has over 32 years of experience in the energy industry. In 2008, he served as interim-Vice President, General Counsel and Corporate Secretary for Maxus Energy Corporation. Prior to that time, Mr. Killelea was Senior Vice President, General Counsel and Corporate Secretary of Pogo Producing Company from 2000 through 2007. Mr. Killelea held various positions within the legal department at CMS Energy Corporation from 1988 to 2000, including Chief Counsel at CMS Oil & Gas Company from 1995 to 2000.

Kristen M. McWatters joined the Company in 2017 as Assistant Controller and served as Controller since March 2020 until being appointed to her current position in December 2020.  Prior to joining the Company, Ms. McWatters served as Controller for Spark Energy, Inc. from 2015 to 2016 and their Senior Manager, Financial Reporting from 2014 to 2015.  From 2011 to 2014, Ms. McWatters served in various positions with Southwestern Energy, including Manager, Financial Reporting from 2013 to 2014.  From 2008 to 2011, Ms. McWatters worked for KPMG, LLP.  She is a certified public accountant and holds a Masters of Science in Finance from Texas A&M University.

Ronald F. Coleman is an energy executive with over 37 years of international and domestic oilfield services operations experience. From 2012 to 2014, Mr. Coleman was president North America and executive vice president of Archer. Prior to that, Mr. Coleman served as chief operating officer and executive vice president of Select Energy Services in 2011. Mr. Coleman spent 33 years at BJ Services Company, serving as vice president of operations in U.S. and Mexico from 1998 to 2007 and Vice President North America Pumping from 2007 to 2010. He has served on numerous boards, including Torqued Up Energy Services, Titan Liner (CWCS Company), Solaris Oil Field Services, and Ranger Energy Services. He has also been appointed by boards to serve in advising roles for CSL Energy Opportunities Fund II, LP, and Matador Resources Company. He was appointed to the Company’s Board of Directors in 2016. Mr. Coleman’s many years of experience in oilfield service operations and service on the boards of various energy companies makes him qualified to serve as a member of our Board.

K. Adam Leight has spent over 35 years building and managing investment research departments, covering the energy industry for major financial institutions, and advising investors and managements. Mr. Leight is presently a managing member of Ansonia Advisors LLC, which provides independent research, capital markets, and corporate advisory services to various institutions and to the energy industry. He is also a Senior Advisor with Al Petrie Advisors, providing capital markets and investor relations advice to energy industry managements. Previously, Mr. Leight served as a managing director at RBC Capital Markets from 2008 to 2016, managing director at Credit Suisse from 2000 to 2007 and managing director at Donaldson, Lufkin & Jenrette from 1994 to 2000. Before that, Mr. Leight was managing director at Cowen & Company, vice president at Drexel Burnham Lambert, and an analyst at Sutro & Co. He currently serves on the board of Warren Resources, an independent oil and gas production company. Mr. Leight has also served on the advisory boards of Falcon Capital Management, University of Wisconsin ASAP, and various non-profit boards. Mr. Leight holds an A.B. in economics from Washington University, an M.S. in investment finance from the University of Wisconsin and is a Chartered Financial Analyst. He was appointed to the Company’s Board of Directors in 2016. Mr. Leight has held management positions at several investment banks. His finance and business leadership skills from his career in investment banking make him qualified to be a member of our Board as well as his qualifications as an audit committee financial expert under the SEC guidelines.

Timothy D. Leuliette served as the president, chief executive officer and a member of the board of directors of Visteon Corporation from September 2012 to June 2015. Upon assuming his role at Visteon, Mr. Leuliette left FINNEA Group, a firm he had co-founded and where he was a senior managing director. He left the FINNEA Group’s predecessor firm to serve as chairman, president and chief executive officer of Dura Automotive LLC for two years to oversee its emergence from bankruptcy, its financial and operational restructuring and its successful sale. Prior to that, Mr. Leuliette was co-chief executive officer of Asahi Tec Corporation and chairman and chief executive officer of its subsidiary Metaldyne Corporation, a company he co-founded in 2000. Mr. Leuliette was formerly president and chief operating officer of Penske Corporation, president and chief executive officer of ITT Automotive Group and senior vice president of ITT Industries Inc. Before joining ITT, Mr. Leuliette served as president and chief executive officer of Siemens Automotive L.P and was a member of the Siemens Automotive managing board and a corporate vice president of Siemens AG. Mr. Leuliette has also served on numerous boards and recent directorships, including Visteon Corporation, Business Leaders of Michigan, and The Detroit Economic Club. He is a past chairman of the board of The Detroit Branch of The Federal Reserve Bank of Chicago. Mr. Leuliette holds a B.S. in mechanical engineering and a Master’s Degree in business administration from the University of Michigan. He was appointed to the Company’s Board of Directors in 2016. Mr. Leuliette has many years of experience serving in leadership roles of publicly traded companies. His perspective as an executive officer and his experiences as a businessman and director make him qualified to be a member of our Board.

Jeffrey S. Serota serves as Vice Chairman and Chief Investment Officer of Corbel Capital Partners, an independent investment firm that makes non-control investments in debt or equity securities in lower middle-market businesses. Mr. Serota has over 30 years of experience as a principal investor, financial services professional and operating executive. Independent of his responsibilities at Corbel, Mr. Serota currently serves as the Chairman of Great Elm Capital Group and as a Director of Maverick Natural Resources. Prior to joining Corbel, Mr. Serota served as a Senior Partner with Ares Management in Los Angeles from 1997 to 2012 and as a Senior Advisor to Ares in 2013. While at Ares, Mr. Serota was a member of the Investment Committee for all private equity related transactions. He has led transactions (including sourcing, due diligence, financing, consummating, monitoring and exiting) of a variety of sizes and in numerous industries including industrials, energy, chemicals, manufacturing and business services. As part of his role as Senior Partner at Ares, Mr. Serota acted as an interim CEO for certain portfolio company investments of Ares, led fundraising efforts for private equity investment funds, and participated in numerous private and public companies as a member of the boards of directors. Prior to joining Ares, Mr. Serota worked at Bear Stearns, Dabney/Resnick, Inc. and Salomon Brothers Inc. Mr. Serota received a B.S. in Economics from the Wharton School at the University of Pennsylvania, and an M.B.A. from the Anderson School of Management at the University of California at Los Angeles. He was elected to the Company’s Board of Directors in 2019. For these reasons, Mr. Serota is qualified to be a member of our Board.

Edward J. Sondey serves as Senior Managing Director of Private Equity at LS Power Group where he is responsible for the firm’s E&P and midstream investments. Mr. Sondey joined LS Power in 2011 and has over twenty-five years of experience in the energy industry. Prior to joining LS Power, Mr. Sondey served as Managing Director in the BofA Merrill Lynch global energy & power investment banking group from 2005 to 2011. He was head of competitive generation, and advised a broad range of industrial and financial clients on the execution of M&A, capital markets and structured commodity transactions. Prior to BofA Merrill, Mr. Sondey was Vice President, Finance for PSEG Power from 2000 to 2005 where he led strategic and finance activities and executed several asset M&A and development transactions. Mr. Sondey started his career as an early member of J. Makowski Associates, a Warburg Pincus portfolio company. Mr. Sondey received a BA degree from Princeton University. He was elected to the Company’s Board of Directors in 2019. For these reasons, Mr. Sondey is qualified to be a member of our Board.

Thomas M. Souers served as a petroleum engineering consultant at Netherland, Sewell & Associates, Inc. (NSAI) from 1991 until his retirement in 2016. During that time, Mr. Souers worked on a range of oil and gas reserves estimations, property evaluations for sales and acquisitions, analysis of secondary recovery projects, field studies, deliverability studies, prospect evaluations, and economic evaluations utilizing deterministic methodology for projects in North America, Europe, Africa, South America, and Asia. His areas of expertise are the Gulf of Mexico and horizontal drilling in various US basins. Mr. Souers has also served as expert witness on a number of civil cases. Mr. Souers also served as a consulting COO of a private oil and gas company during his employment at NSAI. Prior to that time, Mr. Souers served as an operations engineer with GLG Energy LP, senior staff engineer with Wacker Oil Inc., area manager with Transco Exploration Company, and supervising engineer with Exxon Company, U.S.A. Mr. Souers holds a B.S. in civil engineering from North Carolina State University and an M.S. in civil engineering from the University of Florida. He was appointed to the Company’s Board of Directors in 2016. Mr. Souers’ experience as a petroleum engineer makes him qualified to be a member of our Board.

Additional information required under this “Item 10—Directors, Executive Officers and Corporate Governance,” will be provided in our Proxy Statement for the 2020 Annual Meeting of Stockholders. The information required by this Item is incorporated by reference to the information provided in our definitive proxy statement for the 2021 annual meeting of stockholders to be filed within 120 days from December 31, 2020. Additional information regarding our corporate governance guidelines as well as the complete text of our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and our Nominating and Corporate Governance Committee may be found on our website at www.goodrichpetroleum.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information provided under the caption “Executive Compensation” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information provided under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information provided under the captions “Transactions with Related Persons” and “Corporate Governance-Our Board-Board Size; Director Independence” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2020.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information provided under the caption “Audit and Non-Audit Fees” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed within 120 days from December 31, 2020.

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
4.2*

Indenture, dated as of March 9, 2021, by and between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as the Subsidiary Guarantor, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 13.50% Convertible Second Lien Senior Secured Notes due 2023.

4.3*	Registration Rights Agreement, dated as of March 9, 2021, by and among Goodrich Petroleum Corporation and the Holders party thereto, relating to the 2023 Second Lien Notes.
4.4	Indenture, dated as of May 31, 2019, by and between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as the Subsidiary Guarantor, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 13.50% Convertible Second Lien Senior Secured Notes due 2021 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-12719) filed on June 3, 2019).
4.5	First Amendment to Indenture and Notes, dated as of May 6, 2020, by and between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as the subsidiary guarantor, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 13.50% Convertible Second Lien Senior Secured Notes due 2022 (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2020).
4.6	Registration Rights Agreement, dated as of May 31, 2019, by and among Goodrich Petroleum Corporation and the Holders party thereto, relating to the 2021/2022 Second Lien Notes (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-12719) filed on June 3, 2019).
4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 5. 2020).
10.1	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 14, 2019, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, SunTrust Bank, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 14, 2019).
10.2	First Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 16, 2019, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, SunTrust Bank, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2020).

10.3	Second Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 6, 2020, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, SunTrust Bank, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on May 7, 2020).
10.4	Third Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of October 30, 2020, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, Truist Bank, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-12719) filed on November 5, 2020).
10.5*	Fourth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 9, 2021, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, Truist Bank, as Administrative Agent, and the Lenders party thereto.
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

10.9†

Goodrich Petroleum Corporation Management Incentive Plan. (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-214080) filed on October 12, 2016).

10.10†

First Amendment to the Goodrich Petroleum Corporation Management Incentive Plan effective December 8, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 4, 2017).

10.11†

Second Amendment to the Goodrich Petroleum Corporation Management Incentive Plan effective May 23, 2017 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12719) filed on August 4, 2017).

10.12†	Form Agreement of the Restricted Stock and Performance Stock Unit awards dated December 14, 2017 and December 10, 2019 under the 2016 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K (File No. 001-12719) filed on March 5, 2020).
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

10.17†

Amendment and Restatement of Severance Agreement between the Company and Robert C. Turnham, Jr. dated August 22, 2018 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-12719) filed on August 23, 2018).

10.18†

Amendment and Restatement of Severance Agreement between the Company and Mark E. Ferchau dated August 22, 2018(Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-12719) filed on August 23, 2018).

21	Subsidiary of the Registrant:
Goodrich Petroleum Company L.L.C. - Organized in the State of Louisiana.
22*	Subsidiary Guarantors of Guaranteed Securities
23.1*	Consent of Moss Adams LLP-Independent Registered Public Accounting Firm.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
23.3*	Consent of Ryder Scott Company.
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.
99.2*	Report of Ryder Scott Company, Independent Petroleum Engineers and Geologists.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	The schedules to this agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2021.

GOODRICH PETROLEUM CORPORATION

By:	/s/ WALTER G. GOODRICH
Walter G. Goodrich Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Walter G. Goodrich and Kristen McWatters and each of them, his true and lawful attorney-in-fact and agent, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting to said attorneys-in-fact, and each of them, full power and authority to perform any other act on behalf of the undersigned required to be done in connection therewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 12, 2021.

Signature	Title
/s/ WALTER G. GOODRICH	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Walter G. Goodrich

/s/ ROBERT C. TURNHAM, JR.	President, Chief Operating Officer and Director
Robert C. Turnham, Jr.

/s/ KRISTEN MCWATTERS	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Controller
Kristen McWatters

/s/ RONALD COLEMAN	Director
Ronald Coleman

/s/ ADAM LEIGHT	Director
Adam Leight

/s/ TIM LEULIETTE	Director
Tim Leuliette

/s/ JEFFREY SEROTA	Director
Jeffrey Serota

/s/ EDWARD SONDEY	Director
Edward Sondey

/s/ TOM SOUERS	Director
Tom Souers