Form 10-Q
period 2021-03-31
GOODRICH PETROLEUM CORP
filed 2021-05-06
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The Registrant had 13,402,291 shares of common stock outstanding on May 5, 2021.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,178	$1,360
Accounts receivable, trade and other, net of allowance	1,480	920
Accrued oil and natural gas revenue	12,711	10,179
Fair value of oil and natural gas derivatives	301	143
Inventory	130	130
Prepaid expenses and other	613	1,292
Total current assets	16,413	14,024
PROPERTY AND EQUIPMENT:
Unevaluated properties	460	240
Oil and natural gas properties (full cost method)	388,149	359,112
Furniture, fixtures and equipment and other capital assets	7,605	7,535
	396,214	366,887
Less: Accumulated depletion, depreciation and amortization	(187,780)	(177,669)
Net property and equipment	208,434	189,218
Other	1,786	1,835
TOTAL ASSETS	$226,633	$205,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,608	$27,811
Fair value of oil and natural gas derivatives	5,659	1,274
Accrued liabilities	12,457	12,866
Total current liabilities	52,724	41,951
Long term debt, net	116,459	110,159
Accrued abandonment cost	4,856	4,716
Fair value of oil and natural gas derivatives	2,221	3,871
Other non-current liabilities	2,712	2,810
Total liabilities	178,972	163,507
Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	-	-
Common stock: $0.01 par value, 75,000,000 shares authorized, and 13,402,291 and 13,392,625 shares issued as of March 31, 2021 and issued and outstanding as of December 31, 2020, respectively	134	134
Treasury stock (2,635 and zero shares, respectively)	(28)	-
Additional paid in capital	84,458	82,842
Accumulated earnings (deficit)	(36,903)	(41,406)
Total stockholders’ equity	47,661	41,570
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$226,633	$205,077

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
REVENUES:
Oil and natural gas revenues	$31,872	$22,983
Other	-	3
	31,872	22,986
OPERATING EXPENSES:
Lease operating expense	3,182	3,328
Production and other taxes	643	863
Transportation and processing	4,005	4,875
Depreciation, depletion and amortization	10,060	13,267
General and administrative	3,545	4,914
Other	(186)	8
	21,249	27,255
Operating income (loss)	10,623	(4,269)
OTHER INCOME (EXPENSE):
Interest expense	(1,916)	(1,952)
Interest income and other expense	-	119
Gain (loss) on commodity derivatives not designated as hedges	(3,269)	9,138
Loss on early extinguishment of debt	(935)	-
	(6,120)	7,305

Income before income taxes	4,503	3,036
Income tax expense	-	-
Net income	$4,503	$3,036
PER COMMON SHARE
Net income per common share - basic	$0.34	$0.24
Net income per common share - diluted	$0.30	$0.22
Weighted average shares of common stock outstanding - basic	13,403	12,533
Weighted average shares of common stock outstanding - diluted	14,840	13,849

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,503	$3,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,060	13,267
Right of use asset depreciation	135	313
(Gain) loss on commodity derivatives not designated as hedges	3,269	(9,138)
Net cash received (paid) for settlement of derivative instruments	(692)	5,969
Share-based compensation (non-cash)	339	1,156
Amortization of finance cost, debt discount, paid in-kind interest and accretion	1,005	782
Loss on early extinguishment of debt	935	-
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(560)	(173)
Accrued oil and natural gas revenue	(2,532)	3,735
Prepaid expenses and other	52	4
Accounts payable	6,797	(69)
Accrued liabilities	(2,147)	(4,032)
Net cash provided by operating activities	21,164	14,850
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,147)	(15,038)
Net cash used in investing activities	(27,147)	(15,038)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(15,000)	-
Proceeds from bank borrowings	6,000	-
Proceeds from 2023 Second Lien Notes	15,000	-
Debt issuance costs	(171)	-
Purchase of treasury stock	(28)	(2)
Net cash provided by (used in) financing activities	5,801	(2)
Decrease in cash and cash equivalents	(182)	(190)
Cash and cash equivalents, beginning of period	1,360	1,452
Cash and cash equivalents, end of period	$1,178	$1,262
Supplemental disclosures of cash flow information:
Cash paid for interest	$242	$1,224
Increase in non-cash capital expenditures	$1,438	$3,155

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated Earnings	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	(Deficit)	Equity
Balance at December 31, 2019	-	$-	12,533	$125	$81,305	-	$-	$2,735	$84,165
Net income	-	-	-	-	-	-	-	3,036	3,036
Share-based compensation	-	-	1	-	1,309	-	-	-	1,309
Treasury stock activity	-	-	-	-	-	-	(2)	-	(2)
Balance at March 31, 2020	-	$-	12,534	$125	$82,614	-	$(2)	$5,771	$88,508

Balance at December 31, 2020	-	$-	13,393	$134	$82,842	-	$-	$(41,406)	$41,570
Net income	-	-	-	-	-	-	-	4,503	4,503
Share-based compensation	-	-	(1)	-	409	-	(1)	-	408
UCC warrant exchange	-	-	10	-	-	-	-	-	-
Discount from 2023 Second Lien Notes (See Note 4)	-	-	-	-	1,207	-	-	-	1,207
Treasury stock activity	-	-	-	-	-	(3)	(27)	-	(27)
Balance at March 31, 2021	-	$-	13,402	$134	$84,458	(3)	$(28)	$(36,903)	$47,661

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business and Significant Accounting Policies

Goodrich Petroleum Corporation (“Goodrich” and, together with its subsidiary, Goodrich Petroleum Company, L.L.C. (the “Subsidiary”), “we,” “our,” the “Company,” or the “Registrant”) is an independent oil and natural gas company engaged in the exploration, development and production of oil and natural gas on properties primarily in (i) Northwest Louisiana and East Texas, which includes the Haynesville Shale Trend, (ii) Southwest Mississippi and Southeast Louisiana, which includes the Tuscaloosa Marine Shale Trend (“TMS”), and (iii) South Texas, which includes the Eagle Ford Shale Trend.

Basis of Presentation

The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the SEC”) and accordingly, certain information normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) has been condensed or omitted. This information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

The impact of the COVID-19 pandemic and related economic, business and market disruptions is both on-going and continuing to evolve, and its future effects are uncertain. The Company has seen impacts related to COVID-19 on oil price fluctuations due to market uncertainty.

Because we predominately produce natural gas and natural gas has not been impacted by the same market forces as crude oil, we have experienced less of an impact from COVID-19 than many of our peers. However, the scope and length of the COVID-19 pandemic and the ultimate effect on the price of natural gas and oil cannot be determined, and we could be adversely affected in future periods. Management is actively monitoring the impact on the Company’s results of operations, financial position, and liquidity in fiscal year 2021.

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

Accounts Payable—Accounts payable consisted of the following amounts as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Trade payables	$18,411	$12,190
Revenue payables	13,963	14,413
Prepayments from partners	1,797	664
Miscellaneous payables	437	544
Total Accounts payable	$34,608	$27,811

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities—Accrued liabilities consisted of the following amounts as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Accrued capital expenditures	$5,576	$4,138
Accrued lease operating expense	1,040	971
Accrued production and other taxes	511	509
Accrued transportation and gathering	1,893	1,722
Accrued performance bonus	1,400	3,947
Accrued interest	836	166
Accrued office lease	529	962
Accrued general and administrative expense and other	672	451
Total Accrued liabilities	$12,457	$12,866

Inventory –Inventory consists of casing and tubulars that are expected to be used in our capital drilling program. Inventory is carried on the Consolidated Balance Sheets at the lower of cost or market.

Property and Equipment—Under US GAAP, two acceptable methods of accounting for oil and natural gas properties are allowed. These are the Successful Efforts Method and the Full Cost Method. Entities engaged in the production of oil and natural gas have the option of selecting either method for application in the accounting for their properties. The principle differences between the two methods are in the treatment of exploration costs, the computation of depreciation, depletion and amortization (“DD&A”) expense and the assessment of impairment of oil and natural gas properties. We have elected to adopt the Full Cost Method of accounting. We believe that the true cost of developing a “portfolio” of reserves should reflect both successful and unsuccessful attempts at exploration and development. Application of the Full Cost Method better reflects the true economics of exploring for and developing our oil and gas reserves.

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs into a single full cost pool. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and thereby subject to DD&A and the full cost ceiling test. For both the three months ended March 31, 2021 and 2020, we transferred $0.1 million from unevaluated properties to proved oil and natural gas properties. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

Under the Full Cost Method, we amortize our investment in oil and natural gas properties through DD&A expense using the units of production method. An amortization rate is calculated based on total proved reserves converted to thousand cubic feet equivalent of natural gas (“Mcfe”) as the denominator and the net book value of evaluated oil and gas asset together with the estimated future development cost of the proved reserves as the numerator. The rate calculated per Mcfe is applied against the period's production also converted to Mcfe to arrive at the period's DD&A expense.

Depreciation of furniture, fixtures and equipment, consisting of office furniture, computer hardware and software and leasehold improvements, is computed using the straight-line method over their estimated useful lives, which vary from three to five years.

Full Cost Ceiling Test—The Full Cost Method requires that at the conclusion of each financial reporting period, the present value of estimated future net cash flows from proved reserves discounted at 10%, excluding cash flows related to estimated abandonment costs already recorded, net of deferred taxes (the “Ceiling”), be compared to the net capitalized costs of proved oil and natural gas properties, net of related deferred taxes. This comparison is referred to as a “ceiling test.” If the net capitalized costs of proved oil and natural gas properties net of deferred taxes exceed the Ceiling, we are required to write-down the value of our oil and natural gas properties to the value of the Ceiling. Estimated future net cash flows from proved reserves are calculated based on a trailing 12-month average pricing assumption.

The Full Cost Ceiling Test performed as of March 31, 2021 and 2020 resulted in no write-down of the oil and gas properties.

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
•

Level 2 Inputs— quotes that are derived principally from or corroborated by observable market data. Included in this level are our senior credit facilities and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counter-parties; and

•

Level 3 Inputs— unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this level would be our initial measurement of asset retirement obligations and the equity component determined as a result of fair valuing debt instruments that include a conversion feature.

As of March 31, 2021 and December 31, 2020, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

Revenue Recognition—Oil and natural gas revenues are generally recognized upon delivery of our produced oil and natural gas volumes to our customers. We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. As of March 31, 2021 and December 31, 2020, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted. See Note 2.

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes—We account for income taxes during interim periods based on annual projections of our effective tax rate.

We account for income taxes on an annual basis, as required, under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Net Income or Net Loss Per Common Share—Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stock for each reporting period by the weighted-average shares of common stock outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) applicable to common stock for each reporting period by the weighted average shares of common stock outstanding during the period, plus the effects of potentially dilutive restricted stock calculated using the treasury stock method and the potential dilutive effect of the conversion or exercise of other securities, such as warrants and convertible notes, into shares of our common stock. See Note 6.

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

Guarantee—As of March 31, 2021, our Subsidiary was the Subsidiary Guarantor of our 2023 Second Lien Notes (as defined below). Goodrich has no independent assets or operations, the guarantee is full and unconditional and Goodrich has no subsidiaries other than the Subsidiary.

Debt Issuance Cost—The Company records debt issuance costs associated with its 2023 Second Lien Notes (and previously with its 2021/2022 Second Lien Notes, (as defined below) as a contra balance to long term debt, net in our Consolidated Balance Sheets, which is amortized straight-line over the life of the respective notes as this method is not materially different from the effective interest method. Debt issuance costs associated with our revolving credit facility debt are recorded in other assets in our Consolidated Balance Sheets, which are amortized straight-line over the life of such debt.

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. We are evaluating the expected impact these amendments and reference rate reform will have on our consolidated financial statements and various contracts.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 primarily affect convertible instruments issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements of ASU 2020-06. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. Also affected is the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in ASU 2020-06 affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The FASB has also decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact of these amendments on our accounting for, and disclosure of, our convertible notes.

In October 2020, the FASB issued ASU 2020-09, Debt— Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762 (“ASU 2020-09”). The amendments in ASU 2020-09 amend rules focused on the provision of material, relevant, and decision-useful information regarding guarantees and other credit enhancements, and eliminate prescriptive requirements that have imposed unnecessary burdens and incentivized issuers of securities with guarantees and other credit enhancements to offer and sell those securities on an unregistered basis. The adopted amendments relate to the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X, and affiliates whose securities collateralize securities registered or being registered in Rule 3-16 of Regulation S-X. The amendments in ASU 2020-09 are effective for public business entities for annual periods beginning after December 15, 2020. The Company has evaluated the provisions of ASU 2020-09 and noted no material impact to our consolidated financial statements or disclosures from the adoption of this ASU.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 606, revenue is generally recognized upon delivery of our produced oil and natural gas volumes to our customers. Our customer sales contracts include oil and natural gas sales. Under Topic 606, each unit (Mcf or barrel) of commodity product represents a separate performance obligation which is sold at variable prices, determinable on a monthly basis. The pricing provisions of our contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, product quality and prevailing supply and demand conditions in the geographic areas in which we operate. We allocate the transaction price to each performance obligation and recognize revenue upon delivery of the commodity product when the customer obtains control. Control of our produced natural gas volumes passes to our customers at specific metered points indicated in our natural gas contracts. Similarly, control of our produced oil volumes passes to our customers when the oil is measured either by a trucking oil ticket or by a meter when entering an oil pipeline. The Company has no control over the commodities after those points and the measurement at those points dictates the amount on which the customer's payment is based. Our oil and natural gas revenue streams include volumes burdened by royalty and non-operated working interests. Our revenues are recorded and presented on our financial statements net of the royalty and non-operated working interests. Our revenue stream does not include any payments for services or ancillary items other than sale of oil and natural gas.

We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. As of March 31, 2021 and December 31, 2020, receivables from contracts with customers were $12.7 million and $10.2 million, respectively.

The following table presents our oil and natural gas revenues disaggregated by revenue source and by operated and non-operated properties for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues

Operated	$1,796	$24,721	$-	$26,517	$1,721	$19,138	$-	$20,859
Non-operated	57	5,295	3	5,355	93	2,028	3	2,124
Total oil and natural gas revenues	$1,853	$30,016	$3	$31,872	$1,814	$21,166	$3	$22,983

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligations for the three months ended March 31, 2021 is as follows (in thousands):

Three Months Ended March 31, 2021
Beginning balance at December 31, 2020	$4,716
Liabilities incurred	57
Dispositions	-
Accretion expense	83
Ending balance at March 31, 2021	$4,856
Current liability	-
Long term liability	$4,856

NOTE 4—Debt

Debt consisted of the following balances as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Principal	Carrying Amount	Principal	Carrying Amount
2019 Senior Credit Facility (1)	$87,400	$87,400	$96,400	$96,400
2021/2022 Second Lien Notes (2)	-	-	14,811	13,759
2023 Second Lien Notes (3)	30,442	29,059	-	-
Total debt	$117,842	$116,459	$111,211	$110,159

(1) The carrying amount for the 2019 Senior Credit Facility represents fair value as its variable interest rate approximates market rates.

(2) The debt discount was being amortized using the effective interest rate method based upon a maturity date of May 31, 2022. The principal included $2.8 million of paid in-kind interest as of December 31, 2020. The carrying value included $0.9 million of unamortized debt discount and $0.2 million of unamortized issuance cost as of December 31, 2020.

(3) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2023. The principal includes $0.2 million of paid in-kind interest as of March 31, 2021. The carrying value includes $1.1 million of unamortized debt discount and $0.3 million of unamortized issuance cost as of March 31, 2021.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount, accretion and financing costs) and the effective interest rate on the liability component of debt for the three months ended March 31, 2021 and 2020 (amounts in thousands, except effective interest rates):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
2019 Senior Credit Facility	$1,042	4.2%	$1,299	5.5%
2021/2022 Second Lien Notes (1)	499	19.1%	653	22.0%
2023 Second Lien Notes (2)	375	20.4%	-	-
Total interest expense	$1,916		$1,952

(1) The 2021/2022 Second Lien Notes had a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 22.0% for the three months ended March 31, 2020 and 19.1% for the three months ended March 31, 2021 until exchanged on March 9, 2021. Interest expense for the three months ended March 31, 2020 included $0.2 million of debt discount amortization and $0.4 million of paid in-kind interest, and interest expense for the three months ended March 31, 2021 included $0.1 million of debt discount amortization and $0.4 million of paid in-kind interest.

(2) The 2023 Second Lien Notes have a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 20.4% for the three months ended March 31, 2021. Interest expense for the three months ended March 31, 2021 included $0.1 million of debt discount amortization and $0.2 million of accrued interest to be paid in-kind.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2019 Senior Credit Facility

On May 14, 2019, the Company entered into a Second Amended and Restated Senior Secured Revolving Credit Agreement (the “2019 Credit Agreement”) among the Company, the Subsidiary, as borrower (in such capacity, the “Borrower”), Truist Bank, as administrative agent (the “Administrative Agent”), and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “2019 Senior Credit Facility”).

The 2019 Senior Credit Facility matures on (a) May 14, 2024 or (b) December 2, 2022, if the 2023 Second Lien Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 2, 2022, which is the date that is 180 days prior to the May 31, 2023 “Maturity Date” of the 2023 Second Lien Notes. The 2019 Senior Credit Facility provides for a maximum credit amount of $500 million subject to a borrowing base limitation, which was $120.0 million as of March 31, 2021. The borrowing base is scheduled to be redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

All amounts outstanding under the 2019 Senior Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) the alternative base rate plus an applicable margin ranging from 1.50% to 2.50%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin from 2.50% to 3.50%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2019 Senior Credit Facility are subject to a commitment fee ranging from 0.375% to 0.50%, depending on the percentage of the borrowing base that is utilized. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2019 Senior Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. As of March 31, 2021, the weighted average interest rate on the borrowings from the 2019 Senior Credit Facility was 3.49%. The obligations under the 2019 Credit Agreement are guaranteed by the Company and secured by a first lien security interest in substantially all of the assets of the Company and the Borrower.

The 2019 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the 2019 Senior Credit Facility to be immediately due and payable.

The 2019 Credit Agreement also contains certain financial covenants, including the maintenance of (i) a ratio of net funded debt to EBITDAX not to exceed 3.50 to 1.00 as of the last day of any fiscal quarter, (ii) a current ratio (based on the ratio of current assets to current liabilities as defined in the 2019 Credit Agreement) not to be less than 1.00 to 1.00 and (iii) until no 2023 Second Lien Notes remain outstanding, a ratio of total proved PV-10 attributable to the Company’s and the Borrower’s proved reserves to total secured debt (net of any unrestricted cash not to exceed $10 million) not to be less than 1.50 to 1.00 and minimum liquidity requirements. On March 9, 2021, we entered into a Fourth Amendment to Credit Agreement with the Subsidiary, the Administrative Agent and the lenders party thereto, pursuant to which, among other things, the lenders permitted the issuance of the 2023 Second Lien Notes and agreed to waive the default caused by our failure to comply with the current ratio financial covenant under the 2019 Senior Credit Facility as of the last day of the fiscal quarter ended December 31, 2020.

As of March 31, 2021, the Company had a borrowing base of $120.0 million with $87.4 million of borrowings outstanding and no outstanding letters of credit. The Company also had $1.7 million of unamortized debt issuance costs recorded as of March 31, 2021 related to the 2019 Senior Credit Facility.

As of March 31, 2021, the Company was in compliance with all covenants within the 2019 Senior Credit Facility.

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

Upon issuance of the 2021/2022 Second Lien Notes on May 31, 2019, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, we recorded a debt discount of $1.4 million, thereby reducing the $12.0 million carrying value upon issuance to $10.6 million and recorded an equity component of $1.4 million. The fair value of the debt instrument without the conversion feature and the resulting equity component was valued using a binomial lattice model. The debt discount was amortized using the effective interest rate method based upon an original term through May 31, 2021. Upon the maturity extension in May 2020, an additional $0.3 million of debt discount was recorded, and the debt discount began to be amortized using the effective interest rate method based upon the maturity date of May 31, 2022.

On March 9, 2021, the Company and the Subsidiary entered into a note purchase and exchange agreement (“the Note Purchase and Exchange Agreement”) with certain purchasers (each such purchaser, together with its successors and assigns, a “2023 Second Lien Notes Purchaser”) pursuant to which the Company issued to the 2023 Second Lien Notes Purchasers (A) $15.2 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2023 (the “2023 Second Lien Notes”) in exchange for an equal amount of 2021/2022 Second Lien Notes and (B) $15.0 million of the 2023 Second Lien Notes in exchange for cash. Proceeds from the sale of the 2023 Second Lien Notes were used to pay down outstanding borrowings under the 2019 Senior Credit Facility. In connection with the Note Purchase and Exchange Agreement, we recorded a $0.9 million loss on early extinguishment of debt related to the remaining unamortized debt discount and debt issuance costs from the 2021/2022 Second Lien Notes.

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

The 2023 Second Lien Notes Indenture contains certain covenants pertaining to us and our Subsidiary, including delivery of financial reports; environmental matters; conduct of business; use of proceeds; operation and maintenance of properties; collateral and guarantee requirements; indebtedness; liens; dividends and distributions; limits on sales of assets and stock; business activities; transactions with affiliates; and changes of control. The 2023 Second Lien Notes Indenture also contains a financial covenant that requires the maintenance of a ratio of Total Proved PV-10 attributable to the Company's and Subsidiary's Proved Reserves (as defined in the 2023 Second Lien Notes Indenture) to Total Secured Debt (net of any Unrestricted Cash not to exceed $10.0 million) not to be less than 1.50 to 1.00.

The 2023 Second Lien Notes are convertible into the Company’s common stock at the conversion rate, which is the sum of the outstanding principal amount of 2023 Second Lien Notes to be converted, including any accrued and unpaid interest, divided by the conversion price, which shall initially be $21.33, subject to certain adjustments as described in the 2023 Second Lien Notes Indenture. Upon conversion, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the 2023 Second Lien Notes Indenture, (2) cash or (3) a combination of shares of its common stock and cash; however, the Company’s ability to redeem the 2023 Second Lien Notes with cash is subject to the terms of the 2019 Credit Agreement.

Upon issuance of the 2023 Second Lien Notes on March 9, 2021, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, we recorded a debt discount of $1.2 million, thereby reducing the $30.2 million carrying value upon issuance to $29.0 million and recorded an equity component of $1.2 million. The fair value of the debt instrument without the conversion feature and the resulting equity component was valued using a binomial lattice model. The debt discount is amortized using the effective interest rate method based upon an original term through May 31, 2023. In connection with the extinguishment of the 2021/2022 Second Lien Notes, we recorded a loss on early extinguishment of debt of $0.9 million consisting of $0.8 million of remaining unamortized debt discount and $0.1 million of remaining unamortized debt issuance costs on the 2021/2022 Second Lien Notes.

As of March 31, 2021, $1.1 million of debt discount and $0.3 million of debt issuance costs remained to be amortized on the 2023 Second Lien Notes.

As of March 31, 2021, the Company was in compliance with all covenants with respect to the 2023 Second Lien Notes Indenture.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Equity

During the three months ended March 31, 2021 and 2020, the Company did not have any material activity related to its share-based compensation units.

In connection with the issuance of the 2023 Second Lien Notes, we recorded an equity component of $1.2 million. The equity component recorded for the 2023 Second Lien Notes is not remeasured as long as it continues to meet the condition for equity classification. For further details, see Note 4.

NOTE 6—Net Income Per Common Share

Net income applicable to common stock was used as the numerator in computing basic and diluted net income per common share for the three months ended March 31, 2021 and 2020. The Company used the treasury stock method in determining the effects of potentially dilutive restricted stock. The following table sets forth information related to the computations of basic and diluted net income per common share:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(Amounts in thousands, except per share data)
Basic net income per common share:
Net income applicable to common stock	$4,503	$3,036
Weighted average shares of common stock outstanding	13,403	12,533
Basic net income per common share	$0.34	$0.24

Diluted net income per common share:
Net income applicable to common stock	$4,503	$3,036
Weighted average shares of common stock outstanding	13,403	12,533
Common shares issuable upon exercise of warrants of unsecured claim holders	1,350	1,316
Common shares issuable on assumed vesting of restricted stock **	87	-
Diluted weighted average shares of common stock outstanding	14,840	13,849
Diluted net income per common share (1)	$0.30	$0.22

(1) Common shares issuable upon conversion of the 2023 Second Lien Notes and 2021/2022 Second Lien Notes, respectively, were not included in the computation of diluted net income per common share since their inclusion would have been anti-dilutive for the three months ended March 31, 2021 and 2020.	1,427	629

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Income Taxes

We recorded no income tax expense or benefit for either the three months ended March 31, 2021 or 2020. We maintained a valuation allowance at March 31, 2021, which resulted in no net deferred tax asset or liability appearing on our consolidated balance sheets. We recorded this valuation allowance after an evaluation of all available evidence (including commodity prices and our recent history of tax net operating losses (“NOLs”) in 2019 and prior years) led to a conclusion that based upon the more-likely-than-not standard of the accounting literature our deferred tax assets were unrecoverable. The valuation allowance was $86.7 million as of December 31, 2020. The valuation allowance has no impact on our NOL position for tax purposes, and if we generate taxable income in future periods, we may be able to use our NOLs to offset taxable income at that time subject to any applicable tax limitations on the NOLs. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of March 31, 2021.

As of March 31, 2021, we have no unrecognized tax benefits. There were no significant changes to our tax position since December 31, 2020.

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

The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Oil and Natural Gas Derivatives (in thousands)
Gain (loss) on commodity derivatives not designated as hedges, settled	$(692)	$5,969
Gain (loss) on commodity derivatives not designated as hedges, not settled	(2,577)	3,169
Total gain (loss) on commodity derivatives not designated as hedges	$(3,269)	$9,138

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivatives are approved by the Hedging Committee of our Board, and reviewed periodically by the Board.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counter-parties. Neither our counter-parties nor we require any collateral upon entering into derivative contracts. We would have been at risk of losing $0.3 million had ARM Energy been unable to fulfill their obligations as of March 31, 2021.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021, the open positions on our outstanding commodity derivative contracts, all of which were with Truist Bank, RBC Capital Markets, ARM Energy and Citizens Commercial Banking were as follows:

Contract Type	Average Daily Volume	Total Volume	Weighted Average Fixed Price	Fair Value at March 31, 2021 (In thousands)
Natural Gas swaps (MMBtu)
2021	70,000	19,250,000	$ 2.54	(3,547)
2022 (through March 31, 2022)	70,000	6,300,000	$ 2.53	(2,417)
Natural Gas collars (MMBtu)
2021	30,000	8,250,000	$2.40 - $3.52	375
2022 (through March 31, 2022)	30,000	2,700,000	$2.40 - $3.52	(71)
Natural Gas basis swaps (MMBtu)
2021	50,000	13,750,000	NYMEX - $0.209	500
2022	50,000	18,250,000	NYMEX - $0.209	(578)
2023	50,000	18,250,000	NYMEX - $0.209	(729)
2024	50,000	18,300,000	NYMEX - $0.209	(1,112)
Total natural gas				$(7,579)
Total oil and natural gas				$(7,579)

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each Level as of March 31, 2021 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1—“Description of Business and Significant Accounting Policies” for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

Description	Level 1	Level 2	Level 3	Total
Fair value of oil and natural gas derivatives - Current Assets	$-	$301	$-	$301
Fair value of oil and natural gas derivatives - Non-current Assets	-	-	-	-
Fair value of oil and natural gas derivatives - Current Liabilities	-	(5,659)	-	(5,659)
Fair value of oil and natural gas derivatives - Non-current Liabilities	-	(2,221)	-	(2,221)
Total	$-	$(7,579)	$-	$(7,579)

We enter into oil and natural gas derivative contracts under which we have netting arrangements with each counter-party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
Fair Value of Oil and Natural Gas Derivatives	Gross	Amount	As	Gross	Amount	As
(in thousands)	Amount	Offset	Presented	Amount	Offset	Presented
Fair value of oil and natural gas derivatives - Current Assets	$1,876	$(1,575)	$301	$3,193	$(3,050)	$143
Fair value of oil and natural gas derivatives - Non-current Assets	-	-	-	537	(537)	-
Fair value of oil and natural gas derivatives - Current Liabilities	(7,234)	1,575	(5,659)	(4,324)	3,050	(1,274)
Fair value of oil and natural gas derivatives - Non-current Liabilities	(2,221)	-	(2,221)	(4,408)	537	(3,871)
Total	$(7,579)	$-	$(7,579)	$(5,002)	$-	$(5,002)

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Commitments and Contingencies

We are party to various lawsuits from time to time arising in the normal course of business, including, but not limited to, royalty, contract, personal injury, and environmental claims. We have established reserves as appropriate for all such proceedings and intend to vigorously defend these actions. Management believes, based on currently available information, that adverse results or judgments from such actions, if any, would not have been material to our consolidated financial position, results of operations or liquidity for the three months ended March 31, 2021 and 2020.

NOTE 10—Leases

We determine if an arrangement is or contains a lease at inception. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets. We lease our corporate office building in Houston, Texas. We recognize lease expense for this lease on a straight-line basis over the lease term. This operating lease is included in furniture, fixtures and equipment and other capital assets, accrued liabilities and other non-current liabilities on our Consolidated Balance Sheets. The operating lease asset and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As this lease did not provide an implicit rate, we used a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. The operating lease asset includes any lease payments made but excludes annual operating charges. Operating lease expense is recognized on a straight-line basis over the lease term and reported in general and administrative operating expense on our Consolidated Statements of Operations. We have also entered into leases for other equipment which are immaterial to our financial statements and/or have lease terms less than 12 months and have therefore not been recorded on our Consolidated Balance Sheets.

The lease cost components for the three months ended March 31, 2021 and 2020 are classified as follows:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Consolidated Statements of Operations Classification
Building lease cost (1)	$(11)	$385	General and administrative expense
Variable lease cost (2)	45	19	General and administrative expense
	$34	$404

(1) Includes $0.4 million in cash payments for rent, offset by the impact of amended lease terms affecting the total amount of rent expense recognized during the three month period ended March 31, 2021.

(2) Includes building operating expenses.

The following are additional details related to our lease portfolio as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020	Consolidated Balance Sheets Classification
Lease asset, gross	$5,871	$5,871	Furniture, fixtures and equipment and other capital assets
Accumulated depreciation	(2,580)	(2,445)	Accumulated depletion, depreciation and amortization
Lease asset, net	$3,291	$3,426

Current lease liability	$529	$962	Accrued liabilities
Non-current lease liability	2,712	2,810	Other non-current liabilities
Total lease liabilities	$3,241	$3,772

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents operating lease liability maturities as of March 31, 2021:

(in thousands)	March 31, 2021
2021	$853
2022	637
2023	653
2024	661
Thereafter	1,592
Total lease payments	$4,396
Less imputed interest	1,155
Present value of lease liabilities	$3,241

As of March 31, 2021, our office building operating lease has a weighted-average remaining lease term of 6.1 years and a weighted-average discount rate of 8.8 percent. We have the option to terminate our building operating lease effective May 1, 2024 upon prior written notice and the payment of $0.1 million as an early termination fee. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million for both the three months ended March 31, 2021 and 2020.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

We have made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with our management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), concerning our operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and natural gas properties, marketing and midstream activities, and also include those statements accompanied by or that otherwise include the words “may,” “could,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “predicts,” “target,” “goal,” “plans,” “objective,” “potential,” “should,” or similar expressions or variations on such expressions that convey the uncertainty of future events or outcomes. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report, or if earlier, as of the date they were made; we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

•	public health crises, such as the Coronavirus Disease 2019 (“COVID-19”) outbreak in 2020 and 2021, which has negatively impacted the global economy, and correspondingly, the price of oil and natural gas;
•	the market prices of oil and natural gas;
•	volatility in the commodity-futures market;
•	financial market conditions and availability of capital;
•	future cash flows, credit availability and borrowings;
•	sources of funding for exploration and development;
•	our financial condition;
•	our ability to repay our debt;
•	the securities, capital or credit markets;
•	planned capital expenditures;
•	future drilling activity;
•	uncertainties about the estimated quantities of our oil and natural gas reserves and production from our wells;
•	the creditworthiness of our hedging counterparties and the effect of our hedging arrangements;
•	litigation matters;
•	pursuit of potential future acquisition opportunities;
•	general economic conditions, either nationally or in the jurisdictions in which we are doing business;
•

legislative or regulatory changes, including retroactive royalty or production tax regimes, hydraulic-fracturing regulation, drilling and permitting regulations, derivatives reform, changes in state and federal corporate taxes, environmental regulation, environmental risks and liability under federal, state and foreign and local environmental laws and regulations;

•	the creditworthiness of our financial counter-parties and operation partners; and
•	other factors discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings, press releases and discussions with our management.

For additional information regarding known material factors that could cause our actual results to differ from projected results please read the rest of this Quarterly Report on Form 10-Q and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our revenues and operating cash flow depend on the successful development of our inventory of capital projects with available capital, the volume and timing of our production, as well as commodity prices for oil and natural gas. The prices we receive for our production are largely beyond our control. We have historically been able to hedge our natural gas production at prices that are higher than current strip prices in an attempt to minimize the volatility of short term commodity price fluctuations on our earnings and operating cash flow. However, depending on volatility in the commodity price environment, our ability to enter into comparable derivative arrangements may be more limited.

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty and turmoil in the oil and gas industry. Throughout 2020, the effect of COVID-19 lowered the demand for oil and natural gas which resulted in an oversupply of crude oil with significant downward pressure on oil and natural gas prices for much of the year. West Texas Intermediate crude oil closed at $21 per barrel on March 31, 2020 and generally remained at that level or lower through May 2020. In the third and fourth quarters of 2020, and continuing into the first quarter of 2021, we experienced gradual increases in oil and natural gas prices although not enough to alleviate the oversupply caused by lack of demand caused by COVID-19. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions placing limitations on the mobility and ability to work of the worldwide population and the related impact on crude oil prices, and the U.S. and global economy and capital markets remains uncertain. Because we predominately produce natural gas, and natural gas has not been impacted by the same market forces as crude oil, we have experienced less of an impact from COVID-19 than many of our peers. However, the scope and length of the COVID-19 pandemic and the ultimate effect on the price of natural gas cannot be determined, and we could be adversely affected in future periods.

To mitigate the effects of the downturn in commodity prices due to the effects of COVID-19, we initiated a company-wide cost reduction program eliminating outside services that are not core to our business, which we continue to focus on. We also reduced our general and administrative costs by reducing employee headcount over the past several months. Additionally, we have substantial volumes of our production favorably hedged through the first quarter of 2022.

As a result of the steps we have taken to enhance our liquidity, we anticipate our cash on hand, cash from operations and our available borrowing capacity under our 2019 Senior Credit Facility will be sufficient to meet our investing, financing, and working capital requirements into 2022.

We remain committed to the following priorities while navigating through the COVID-19 pandemic:

•	Ensuring the health and safety of our employees and the contractors that provide services to us;
•	Continuing to monitor the impact the COVID-19 pandemic has on demand for our products in addition to related commodity price impacts in order to adjust our business accordingly; and
•	Ensuring we emerge from the COVID-19 pandemic in as strong of a position as possible as we continue to move forward with our long-term strategies.

While the COVID-19 pandemic may potentially adversely affect our operations or employees’ health in the future, as of the date of this filing, we have not experienced a significant disruption to our operations and we have implemented a contingency plan, with employees working remotely where possible and in compliance with governmental orders and Centers for Disease Control and Prevention recommendations.

Primary Operating Areas

Haynesville Shale Trend

We have acquired or farmed-in leases totaling approximately 49,000 gross (26,000 net) acres as of March 31, 2021 in the Haynesville Shale Trend. We completed and produced 9 gross (3.3 net) new wells in the first quarter of 2021 and had 5 gross (3.2 net) wells in the drilling or completions phase as of March 31, 2021. Our Haynesville Shale Trend drilling activities are currently located in leasehold areas in Caddo, DeSoto and Red River parishes, Louisiana. Our net production volumes from our Haynesville Shale Trend wells represented approximately 98% of our total equivalent production on a Mcfe basis and substantially all of our natural gas production for the first quarter of 2021. We are focusing on increasing our natural gas production volumes through increased drilling in the Haynesville Shale Trend, where we plan to focus all of our 2021 drilling efforts.

Tuscaloosa Marine Shale Trend

As of March 31, 2021, we own approximately 48,000 gross (34,000 net) lease acres in the TMS, an oil shale play in Southwest Mississippi and Southwest Louisiana, which is predominately held by production. We have 2 gross (1.7 net) TMS wells drilled and awaiting completion. Our net production volumes from our TMS wells represented approximately 2% of our total equivalent production on a Mcfe basis and 98% of our total oil production for the first quarter of 2021. Despite no capital expenditures, we are seeking to maintain production through strategic expense workover operations in the TMS.

Eagle Ford Shale Trend

We have retained approximately 4,300 net acres of undeveloped leasehold in the Eagle Ford Shale Trend in Frio County, Texas as of March 31, 2021.

Results of Operations

The items that had the most material financial effect on our net income of $4.5 million for the three months ended March 31, 2021 were increased oil and gas revenues due to increased natural gas and oil prices, lower depletion, depreciation, and amortization expense due to a lower depletion rate calculated based on the year-end 2020 reserve report, and lower general and administrative costs. Offsetting these were a $3.3 million loss on derivatives not designated as hedges for the three months ended March 31, 2021.

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

Revenues from Operations

	Three Months Ended March 31,
(In thousands, except for price and average daily production data)	2021	2020	Variance
Revenues:
Natural gas	$30,019	$21,169	$8,850	42%
Oil and condensate	1,853	1,814	39	2%
Natural gas, oil and condensate	31,872	22,983	8,889	39%
Net Production:
Natural gas (Mmcf)	11,045	12,242	(1,197)	(10)%
Oil and condensate (MBbls)	32	38	(6)	(16)%
Total (Mmcfe)	11,237	12,471	(1,234)	(10)%
Average daily production (Mcfe/d)	124,857	137,042	(12,185)	(9)%
Average realized sales price per unit:
Natural gas (per Mcf)	$2.72	$1.73	$0.99	57%
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	$2.66	$2.19	$0.47	21%
Oil and condensate (per Bbl)	$57.88	$47.64	$10.24	21%
Oil and condensate (per Bbl) including the effect of realized losses on derivatives	$57.18	$56.23	$0.95	2%
Average realized price (per Mcfe)	$2.84	$1.84	$1.00	54%

Natural gas, oil and condensate revenues increased by $8.9 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily driven by higher realized oil and natural gas prices partially offset by decreased oil and natural gas production volumes. The rise in oil and natural gas prices increased revenues by $12.5 million, which was partially offset by the $3.6 million impact of lower oil and natural gas production compared to the prior year period.

Operating Expenses

As described below, total operating expenses decreased $6.0 million compared to the same period in 2020 to $21.2 million for the three months ended March 31, 2021. The decrease in total operating expenses for the three months ended March 31, 2021 was primarily due to decreased transportation expense, depreciation, depletion and amortization expense and general and administrative costs discussed further below.

	Three Months Ended March 31,
Operating Expenses (in thousands)	2021	2020	Variance
Lease operating expenses	$3,182	$3,328	$(146)	(4)%
Production and other taxes	643	863	(220)	(25)%
Transportation and processing	4,005	4,875	(870)	(18)%
Operating Expenses per Mcfe
Lease operating expenses	$0.28	$0.27	$0.01	4%
Production and other taxes	$0.06	$0.07	$(0.01)	(14)%
Transportation and processing	$0.36	$0.39	$(0.03)	(8)%

Lease Operating Expense

Lease operating expense (“LOE”) decreased $0.1 million to $3.2 million for three months ended March 31, 2021 compared to the same period in 2020. Per unit operating cost was $0.28 per Mcfe for the three months ended March 31, 2021 of which $0.04 per Mcfe was attributed to the $0.5 million in workover expense incurred. The $0.01/mcf increase in per unit LOE is primarily attributable to lower production, which was as a result of production downtime in February due to winter storms as well as the timing of new wells brought online during the quarter.

Production and Other Taxes

Production and other taxes includes severance and ad valorem taxes. Severance taxes for the three months ended March 31, 2021 decreased by $0.1 million to $0.4 million, and ad valorem taxes remained relatively flat at $0.3 million for the three months ended March 31, 2021 compared to the same period in 2020.

Severance taxes decreased $0.1 million for the three months ended March 31, 2021 as compared with the same period in 2020 due to a lower severance tax rate in Louisiana. The State of Louisiana has enacted an exemption from the existing 12.5% severance tax on oil and from the $0.125 per Mcf (from July 1, 2019 through June 30, 2020) and $0.0934 per Mcf (from July 1, 2020 to June 30, 2021) severance tax on natural gas for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) payout of the well. All of our recently drilled, operated Haynesville Shale Trend wells in Northwest Louisiana are benefiting from this exemption.

Transportation and Processing

Our natural gas production incurs substantially all of our transportation and processing expense. Transportation and processing expense for the three months ended March 31, 2021 decreased $0.9 million compared to the same period in 2020, reflecting decreased production and lower per unit costs from our new Haynesville Shale Trend wells. Our natural gas volumes, particularly from our recent operated wells brought online, generally carry less transportation cost than those from wells we do not operate.

	Three Months Ended March 31,
Operating Expenses (in thousands):	2021	2020	Variance
Depreciation, depletion and amortization	$10,060	$13,267	$(3,207)	(24)%
General and administrative	3,545	4,914	(1,369)	(28)%
Other	(186)	8	(194)	(2,425)%
Operating Expenses per Mcfe
Depreciation, depletion and amortization	$0.90	$1.06	$(0.16)	(15)%
General and administrative	$0.32	$0.39	$(0.07)	(18)%
Other	$(0.02)	$-	$(0.02)	(100)%

Depreciation, Depletion and Amortization (“DD&A”)

The decrease in DD&A expense was attributed primarily to a lower per unit cost based on the year-end 2020 reserve report, largely as a result of recognizing impairment expense of $36.1 million in the prior year, as well as decreased production for the three months ended March 31, 2021 as compared to the same period in 2020.

General and Administrative (“G&A”)

The Company recorded $3.5 million in G&A expense for the three months ended March 31, 2021, which included non-cash expenses of $0.3 million for share-based compensation. G&A expense decreased for the three months ended March 31, 2021 by $1.4 million compared to the same period in 2020 primarily due to reduced employee expenses including salaries and stock compensation expense as well as decreased rent expense, partially offset by higher bonuses related to a cash-based long term incentive plan granted at the end of 2020.

The Company recorded $4.9 million in G&A expense for the three months ended March 31, 2020, which included non-cash expenses of $1.1 million for stock compensation.

Other Operating Expenses

Other operating expense credits of $0.2 million for the three months ended March 31, 2021 was attributed primarily to the receipt of ad valorem tax credits from a vendor related to prior periods.

Other Income (Expense)

	Three Months Ended March 31,
Other income (expense) (in thousands):	2021	2020	Variance
Interest expense	$(1,916)	$(1,952)	$(36)	(2)%
Interest income and other expense	-	119	(119)	(100)%
Gain (loss) on commodity derivatives not designated as hedges	(3,269)	9,138	(12,407)	(136)%
Loss on early extinguishment of debt	(935)	-	(935)	(100)%

Average funded borrowings adjusted for debt discount	$114,148	$102,456	$11,692	11%
Average funded borrowings	$116,996	$106,019	$10,977	10%

Interest Expense

The Company's interest expense for the three months ended March 31, 2021 included $1.0 million incurred on the 2019 Senior Credit Facility (as defined below), $0.5 million incurred on the Company's 13.50% Convertible Second Lien Senior Secured Notes due 2022 (the “2021/2022 Second Lien Notes”), and $0.4 million incurred on the Company's 13.50% Convertible Second Lien Senior Secured Notes due 2023 (the “2023 Second Lien Notes”). The interest on the 2021/2022 Second Lien Notes and 2023 Second Lien Notes was all non-cash consisting of paid in-kind interest of $0.6 million, amortization of debt discount of $0.2 million and amortization of debt issuance costs of $0.1 million. The interest on the 2019 Senior Credit Facility included $0.9 million of interest payable in cash, and $0.1 million of non-cash amortization of debt issuance costs.

The Company's interest expense for the three months ended March 31, 2020 reflected interest payable in cash of $1.2 million incurred on the 2019 Senior Credit Facility and non-cash interest of $0.7 million incurred primarily on the 2021/2022 Second Lien Notes, which included $0.4 million of paid in-kind interest, $0.1 million of amortization of debt discount, and $0.2 million in amortization of debt issuance costs.

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

The loss on commodity derivatives not designated as hedges of $3.3 million for the three months ended March 31, 2021 was comprised of a mark-to-market loss of $2.6 million, representing the change of fair value on our open natural gas and oil derivative contracts, and a $0.7 million loss on cash settlement of natural gas and oil derivative contracts.

The gain on commodity derivatives not designated as hedges of $9.1 million for the three months ended March 31, 2020 was comprised of a $6.0 million gain on cash settlement of natural gas and oil derivative contracts as well as a mark-to-market gain of $3.1 million, representing the change of the fair value of our open natural gas and oil derivative contracts.

Income Tax Benefit

We recorded no income tax expense or benefit for the three months ended March 31, 2021 or 2020. We maintained a valuation allowance at March 31, 2021, which resulted in no net deferred tax asset or liability appearing on our statement of financial position. We recorded this valuation allowance after an evaluation of all available evidence (including commodity prices and our recent history of tax NOLs in 2019 and prior years) led to a conclusion that based upon the more-likely-than-not standard of the accounting literature our deferred tax assets were unrecoverable.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt was recorded as a result of the Company exchanging the 2021/2022 Second Lien Notes for the 2023 Second Lien Notes on March 9, 2021. The $0.9 million loss is comprised of the remaining unamortized debt discount of $0.8 million and remaining unamortized debt issuance costs of $0.1 million on the 2021/2022 Second Lien Notes.

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-United States Generally Accepted Accounting Principle (“US GAAP”) financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. The Company defines Adjusted EBITDA as earnings before interest expense, income and similar tax, DD&A, share-based compensation expense and impairment of oil and natural gas properties (if any). In calculating Adjusted EBITDA, mark-to-market gains/losses on commodity derivatives not designated as hedges are also excluded. Other excluded items include adjustments resulting from the accounting for operating leases under Accounting Standards Codification (“ASC”) Topic 842 in accordance with our 2019 Senior Credit Facility, interest income and any extraordinary non-cash gains or losses. Adjusted EBITDA is not a measure of net income as determined by US GAAP. Adjusted EBITDA should not be considered an alternative to net income, as defined by US GAAP.

The following table presents a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income (US GAAP)	$4,503	$3,036
Interest expense	1,916	1,952
Depreciation, depletion and amortization	10,060	13,267
Share-based compensation expense (non-cash)	339	1,155
Loss (gain) on commodity derivatives not designated as hedges, not settled	2,577	(3,169)
Loss on early extinguishment of debt	935	-
Other items (1)	(36)	407
Adjusted EBITDA	$20,294	$16,648

(1)

Other items included less than $0.1 million and $0.4 million from the impact of accounting for operating leases under ASC Topic 842 as well as interest income for the three months ended March 31, 2021 and 2020, respectively.

Management believes that this non-US GAAP financial measure provides useful information to investors because it is monitored and used by our management and widely used by professional research analysts in the valuation and investment recommendations of companies within the oil and natural gas exploration and production industry.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the first three months of 2021 were cash on hand, cash from operating activities and borrowings under our 2019 Senior Credit Facility. We used cash primarily to fund capital expenditures. We currently plan to fund our operations and capital expenditures for the remainder of 2021 through a combination of cash on hand, cash from operating activities and borrowing under our revolving credit facility, although we may from time to time consider the funding alternatives described below.

On May 14, 2019, the Company entered into a Second Amended and Restated Senior Secured Revolving Credit Agreement (the “2019 Credit Agreement”) among the Company, the Subsidiary, as borrower (in such capacity, the “Borrower”), Truist Bank, as administrative agent (the “Administrative Agent”), and certain lenders that are party thereto, which provides for revolving loans of up to the borrowing base then in effect (the “2019 Senior Credit Facility”).

The 2019 Senior Credit Facility matures on (a) May 14, 2024 or (b) December 2, 2022, if the 2023 Second Lien Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 2, 2022, which is the date that is 180 days prior to the May 31, 2023 “Maturity Date” of the 2023 Second Lien Notes. The 2019 Senior Credit Facility provides for a maximum credit amount of $500 million subject to a borrowing base limitation, which was $120.0 million as of March 31, 2021 and reaffirmed during the Spring 2021 borrowing base redetermination. The borrowing base is scheduled to be redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

On March 9, 2021, the Company and the Subsidiary entered into a purchase and exchange agreement with certain purchasers (each such purchaser, together with its successors and assigns, a “2023 Second Lien Notes Purchaser”) pursuant to which the Company issued to the 2023 Second Lien Notes Purchasers (A) $15.2 million aggregate principal amount of the Company’s 13.50% Convertible Second Lien Senior Secured Notes due 2023 (the “2023 Second Lien Notes”) in exchange for an equal amount of 2021/2022 Second Lien Notes and (B) $15.0 million of the 2023 Second Lien Notes in exchange for cash. Proceeds from the sale of the 2023 Second Lien Notes were used to pay down outstanding borrowings under the 2019 Senior Credit Facility. In connection with the purchase and exchange agreement, we recorded a $0.9 million loss on early extinguishment of debt related to the remaining unamortized debt discount and debt issuance costs from the 2021/2022 Second Lien Notes.

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

The 2023 Second Lien Notes are convertible into the Company’s common stock at the conversion rate, which is the sum of the outstanding principal amount of 2023 Second Lien Notes to be converted, including any accrued and unpaid interest, divided by the conversion price, which shall initially be $21.33, subject to certain adjustments as described in the 2023 Second Lien Notes Indenture. Upon conversion, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the 2023 Second Lien Notes Indenture, (2) cash or (3) a combination of shares of its common stock and cash; however, the Company’s ability to redeem the 2023 Second Lien Notes with cash is subject to the terms of the 2019 Senior Credit Agreement.

We exited the first quarter of 2021 with $1.2 million cash on hand and $87.4 million of outstanding borrowings with $32.6 million of availability under the 2019 Senior Credit Facility borrowing base of $120.0 million in effect as of March 31, 2021.

Outlook

Our total capital expenditures for 2021 are expected to be approximately $75 to $85 million with flexibility to increase or decrease this amount based on the movement of commodity prices. We plan to focus all of our capital on drilling and development of our Haynesville Shale Trend natural gas properties in North Louisiana, and we currently contemplate drilling and developing 17 gross (9.4 net) wells utilizing improved completion techniques during 2021.

We believe the results of the capital investments we made in prior years and the first quarter of 2021 will generate additional cash flows and additional value that will allow us to raise capital as needed to continue our capital development in the future.

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

In addition, to support future cash flows, we entered into strategic derivative positions as of March 31, 2021 covering approximately 57% of our forecasted natural gas production hedged through the first quarter of 2022 at a weighted average price of $2.53 per Mcf. For additional information on our derivative instruments see Note 8—“Commodity Derivative Activities” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

During 2020, we initiated a company-wide cost reduction program eliminating outside services that are not core to our business, which we continue to focus on. We also reduced our general and administrative costs by reducing employee headcount over the past several months.

As a result of the steps we have taken to enhance our liquidity, we anticipate our cash on hand, cash from operations and our available borrowing capacity under our 2019 Senior Credit Facility will be sufficient to meet our investing, financing, and working capital requirements into 2022.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flow statement information:
Net cash:
Provided by operating activities	$21,164	$14,850
Used in investing activities	(27,147)	(15,038)
Provided by (used in) financing activities	5,801	(2)
Decrease in cash and cash equivalents	$(182)	$(190)

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations for the three months ended March 31, 2021 and 2020. Changes in working capital and net cash settlements related to our derivative contracts also impact cash flows. Net cash provided by operating activities for the three months ended March 31, 2021 was $21.2 million including operating cash flows before positive working capital changes of $19.6 million including a cash payments of $0.7 million in settlement of derivative contracts. The increase in cash provided by operating activities in the current quarter compared to the first quarter of 2020 was primarily attributable to increases in oil and natural gas revenues driven by increased realized prices.

Investing activities: Net cash used in investing activities was $27.1 million for the three months ended March 31, 2021 which reflected cash expended on capital projects. We recorded $29.3 million in capital expenditures during the three months ended March 31, 2021. The difference in capital expenditures and cash expended on capital projects for the three months ended March 31, 2021 was attributed to a net capital accrual increase of $1.4 million and, utilization of $0.6 million in cash calls and the capitalization of $0.2 million of asset retirement and non-cash internal costs. During the three months ended March 31, 2021, we conducted drilling and completion operations on 14 gross (6.5 net) wells bringing 9 gross (3.3 net) wells on production with 5 gross (3.2 net) wells remaining in the drilling and completion process at March 31, 2021.

Financing activities: Net cash provided by financing activities for the three months ended March 31, 2021 primarily reflected net borrowings under our 2019 Senior Credit Facility of $6.0 million offset by debt issuance costs paid in connection with issuance of the 2023 Second Lien Notes and cash paid for treasury shares in connection with restricted stock vesting.

Debt consisted of the following balances as of the dates indicated (in thousands):

	March 31, 2021		December 31, 2020
	Principal	Carrying Amount	Principal	Carrying Amount
2019 Senior Credit Facility (1)	$87,400	$87,400	$96,400	$96,400
2021/2022 Second Lien Notes (2)	-	-	14,811	13,759
2023 Second Lien Notes (3)	30,442	29,059	-	-
Total debt	$117,842	$116,459	$111,211	$110,159

(1) The carrying amount for the 2019 Senior Credit Facility represents fair value as its variable interest rate approximates market rates.

(2) The debt discount was being amortized using the effective interest rate method based upon a maturity date of May 31, 2022. The principal included $2.8 million of paid in-kind interest as of December 31, 2020. The carrying value included $0.9 million of unamortized debt discount and $0.2 million of unamortized issuance cost as of December 31, 2020.

(3) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2023. The principal includes $0.2 million of paid in-kind interest as of March 31, 2021. The carrying value includes $1.1 million of unamortized debt discount and $0.3 million of unamortized issuance cost as of March 31, 2021.

For additional information on our financing activities, see Note 4—“Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a discussion of our critical accounting policies, and there have been no material changes to such policies during the three months ended March 31, 2021.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. During the third and fourth quarters of fiscal year 2020, we identified a material weakness in our internal control over financial reporting. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

Notwithstanding the identified material weakness, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have determined, based on the procedures we have performed, that the unaudited consolidated financial statements included in this report fairly present in all material respects our financial condition and results of operations as of and for the period ended March 31, 2021 in accordance with U.S. GAAP.

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

Plan for Remediation of Material Weakness

Our management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified. Specifically, our management has evaluated and updated our policies and procedures related to its process of verifying the completeness and accuracy of data inputs into our reserves calculation. As part of our commitment to strengthening our internal control over financial reporting, we are implementing the following remedial actions under the oversight of the Audit Committee of our Board to address deficiencies in the preparation of reserves estimates, including:

• implementation of a quarterly review by independent reserve engineers to verify the completeness and accuracy of data inputs into the reserves calculation;

• implementation of additional procedures to perform enhanced internal detailed reviews of reserves report components, including (but not necessarily limited to) future development costs; and

• revision and communication of the accounting controls, policies and procedures relating to identifying and assessing changes that could potentially impact the system of internal control governing the full cost ceiling test calculation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter other than those surrounding the plan for remediation of material weakness described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

A discussion of our current legal proceedings is set forth in Part I, Item 1 under Note 9—“Commitments and Contingencies” to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

As of March 31, 2021, we did not have any material outstanding and pending litigation.

Item 1A—Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or future results.

Potential future legislation or the imposition of new or increased taxes or fees may generally affect the taxation of natural gas and oil exploration and development companies and may adversely affect our operations on cash flows.

In past years, federal legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal income tax provisions currently available to natural gas and oil exploration and development companies. For example, President Biden has set forth several tax proposals that would, if enacted into law, make significant changes to U.S. tax laws. Such proposals include, but are not limited to, (i) an increase in the U.S. income tax rate applicable to corporations and (ii) the elimination of tax subsidies for fossil fuels. Congress could consider some or all of these proposals in connection with tax reform to be undertaken by the Biden administration. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws or the imposition of new or increased taxes on natural gas and oil extraction could adversely affect our operations and cash flows.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, the Registrant has sold the following securities which were not registered under the Securities Act:

On January 11, 2021, the Company entered into an exchange agreement with Nineteen77 Global Multi-Strategy Alpha Master Limited (f/k/a O’Connor Global Multi-Strategy Alpha Master Limited) (the “Seller”) pursuant to which the Seller exchanged 89,200 warrants to acquire 10,000 shares of our common stock for shares of our common stock. The common stock was issued in reliance on Section 3(a)(9) of the Securities Act.

Additionally, as described under Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition, the Company issued the 2023 Second Lien Notes on March 9, 2021. The 2023 Second Lien Notes are convertible into the Company’s common stock at the conversion rate, which is the sum of the outstanding principal amount of 2023 Second Lien Notes to be converted, including any accrued and unpaid interest, divided by the conversion price, which shall initially be $21.33, subject to certain adjustments as described in the 2023 Second Lien Notes Indenture. Upon conversion, the Company must deliver, at its option, either (1) a number of shares of its common stock determined as set forth in the 2023 Second Lien Notes Indenture, (2) cash or (3) a combination of shares of its common stock and cash; however, the Company's ability to redeem the 2023 Second Lien Notes with cash is subject to the terms of the 2019 Senior Credit Agreement.

The 2023 Second Lien Notes were issued and sold to the 2023 Second Lien Notes Purchasers pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereunder.

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

4.1	Indenture, dated as of March 9, 2021, by and between Goodrich Petroleum Corporation, Goodrich Petroleum Company, L.L.C., as the Subsidiary Guarantor, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 13.50% Convertible Second Lien Senior Secured Notes due 2023. (Incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K (File No. 001-12719) filed on March 12, 2021.)
4.2	Registration Rights Agreement, dated as of March 9, 2021, by and among Goodrich Petroleum Corporation and Holders party thereto, relating to the 13.50% Convertible Second Lien Senior Secured Notes due 2023 (Incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K (File No. 001-12719) filed on March 12, 2021.)
10.1	Fourth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 9, 2021, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, Truist Bank, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K (File No. 001-12719) filed on March 12, 2021).
22	Subsidiary Guarantors of Guaranteed Securities
Goodrich Petroleum Company L.L.C. - Organized in the State of Louisiana.
31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: May 6, 2021	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: May 6, 2021	By:	/S/ Kristen McWatters
Kristen McWatters
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer