Form 10-Q
period 2021-06-30
GOODRICH PETROLEUM CORP
filed 2021-08-05
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The Registrant had 13,509,513 shares of common stock outstanding on August 2, 2021.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$782	$1,360
Accounts receivable, trade and other, net of allowance	1,469	920
Accrued oil and natural gas revenue	17,257	10,179
Fair value of oil and natural gas derivatives	1,325	143
Inventory	130	130
Prepaid expenses and other	562	1,292
Total current assets	21,525	14,024
PROPERTY AND EQUIPMENT:
Unevaluated properties	344	240
Oil and natural gas properties (full cost method)	407,977	359,112
Furniture, fixtures and equipment and other capital assets	7,594	7,535
	415,915	366,887
Less: Accumulated depletion, depreciation and amortization	(200,051)	(177,669)
Net property and equipment	215,864	189,218
Other	1,652	1,835
TOTAL ASSETS	$239,041	$205,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,812	$27,811
Fair value of oil and natural gas derivatives	27,678	1,274
Accrued liabilities	14,424	12,866
Total current liabilities	71,914	41,951
Long term debt, net	120,588	110,159
Accrued abandonment cost	5,028	4,716
Fair value of oil and natural gas derivatives	2,373	3,871
Other non-current liabilities	2,611	2,810
Total liabilities	202,514	163,507
Commitments and contingencies (See Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	-	-
Common stock: $0.01 par value, 75,000,000 shares authorized, and 13,401,895 and 13,392,625 shares issued as of June 30, 2021 and issued and outstanding as of December 31, 2020, respectively	134	134
Treasury stock (2,635 and zero shares, respectively)	(28)	-
Additional paid in capital	84,883	82,842
Accumulated deficit	(48,462)	(41,406)
Total stockholders’ equity	36,527	41,570
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,041	$205,077

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Oil and natural gas revenues	$38,103	$20,471	$69,975	$43,454
Other	-	3	-	6
	38,103	20,474	69,975	43,460
OPERATING EXPENSES:
Lease operating expense	3,970	3,225	7,152	6,553
Production and other taxes	822	907	1,465	1,770
Transportation and processing	4,641	5,375	8,646	10,250
Depreciation, depletion and amortization	12,222	11,876	22,282	25,143
General and administrative	3,428	4,522	6,973	9,436
Impairment of oil and natural gas properties	-	14,130	-	14,130
Other	(1)	(10)	(187)	(2)
	25,082	40,025	46,331	67,280
Operating income (loss)	13,021	(19,551)	23,644	(23,820)
OTHER INCOME (EXPENSE):
Interest expense	(2,107)	(1,725)	(4,023)	(3,677)
Interest income and other expense	-	23	-	142
Gain (loss) on commodity derivatives not designated as hedges	(22,473)	(1,688)	(25,742)	7,450
Loss on early extinguishment of debt	-	-	(935)	-
	(24,580)	(3,390)	(30,700)	3,915

Loss before income taxes	(11,559)	(22,941)	(7,056)	(19,905)
Income tax expense	-	-	-	-
Net loss	$(11,559)	$(22,941)	$(7,056)	$(19,905)
PER COMMON SHARE
Net loss per common share - basic	$(0.86)	$(1.83)	$(0.53)	$(1.59)
Net loss per common share - diluted	$(0.86)	$(1.83)	$(0.53)	$(1.59)
Weighted average shares of common stock outstanding - basic	13,402	12,540	13,401	12,536
Weighted average shares of common stock outstanding - diluted	13,402	12,540	13,401	12,536

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,056)	$(19,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	22,282	25,143
Impairment of oil and natural gas properties	-	14,130
Right of use asset depreciation	271	626
(Gain) loss on commodity derivatives not designated as hedges	25,742	(7,450)
Net cash received (paid) for settlement of derivative instruments	(2,017)	13,308
Share-based compensation (non-cash)	690	2,529
Loss on early extinguishment of debt	935	-
Amortization of finance cost, debt discount, paid in-kind interest and accretion	2,296	1,529
Other	-	(13)
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(333)	(83)
Accrued oil and natural gas revenue	(7,078)	3,752
Prepaid expenses and other	102	51
Accounts payable	2,001	286
Accrued liabilities	(1,166)	(2,823)
Net cash provided by operating activities	36,669	31,080
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,020)	(33,196)
Net cash used in investing activities	(46,020)	(33,196)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(17,000)	-
Proceeds from bank borrowings	11,000	2,500
Proceeds from 2023 Second Lien Notes	15,000	-
Debt issuance costs	(199)	-
Purchase of treasury stock	(28)	(272)
Net cash provided by financing activities	8,773	2,228
Increase (decrease) in cash and cash equivalents	(578)	112
Cash and cash equivalents, beginning of period	1,360	1,452
Cash and cash equivalents, end of period	$782	$1,564
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,747	$2,147
Increase (decrease) in non-cash capital expenditures	$2,323	$(5,058)

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated Earnings	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	(Deficit)	Equity
Balance at December 31, 2019	-	$-	12,533	$125	$81,305	-	$-	$2,735	$84,165
Net income	-	-	-	-	-	-	-	3,036	3,036
Share-based compensation	-	-	1	-	1,309	-	-	-	1,309
Treasury stock activity	-	-	-	-	-	-	(2)	-	(2)
Balance at March 31, 2020	-	$-	12,534	$125	$82,614	-	$(2)	$5,771	$88,508
Net loss	-	-	-	-	-	-	-	(22,941)	(22,941)
Share-based compensation	-	-	-	-	1,533	-	-	-	1,533
Discount from 2021/2022 Second Lien Notes Modification (See Note 4)	-	-	-	-	282	-	-	-	282
Treasury stock activity	-	-	130	2	-	(38)	(270)	-	(268)
Balance at June 30, 2020	-	$-	12,664	$127	$84,429	(38)	$(272)	$(17,170)	$67,114

Balance at December 31, 2020	-	$-	13,393	$134	$82,842	-	$-	$(41,406)	$41,570
Net income	-	-	-	-	-	-	-	4,503	4,503
Share-based compensation	-	-	(1)	-	409	-	(1)	-	408
UCC warrant exchange	-	-	10	-	-	-	-	-	-
Discount from 2023 Second Lien Notes (See Note 4)	-	-	-	-	1,207	-	-	-	1,207
Treasury stock activity	-	-	-	-	-	(3)	(27)	-	(27)
Balance at March 31, 2021	-	$-	13,402	$134	$84,458	(3)	$(28)	$(36,903)	$47,661
Net loss	-	-	-	-	-	-	-	(11,559)	(11,559)
Share-based compensation	-	-	-	-	425	-	-	-	425
Balance at June 30, 2021	-	$-	13,402	$134	$84,883	(3)	$(28)	$(48,462)	$36,527

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

Basis of Presentation

The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the SEC”) and accordingly, certain information normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) has been condensed or omitted. This information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three and six months ended  June 30, 2021 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

During the first half of 2021, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded, although the impact of the COVID-19 pandemic and related economic, business and market disruptions remain uncertain.

The primary impact of COVID-19 experienced by the Company was a severe decline in the demand and price of crude oil. Because we predominately produce natural gas and natural gas demand and prices were not impacted by the same market forces as crude oil, we have experienced less of an impact from COVID-19 than many of our peers. However, the scope and length of the COVID-19 pandemic and the ultimate effect on the price of natural gas and oil cannot be determined, and we could be adversely affected in future periods. Management is actively monitoring the impact on the Company’s results of operations, financial position, and liquidity in fiscal year 2021.

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

Accounts Payable—Accounts payable consisted of the following amounts as of  June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Trade payables	$12,977	$12,190
Revenue payables	15,704	14,413
Prepayments from partners	660	664
Miscellaneous payables	471	544
Total Accounts payable	$29,812	$27,811

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities—Accrued liabilities consisted of the following amounts as of  June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Accrued capital expenditures	$6,461	$4,138
Accrued lease operating expense	1,034	971
Accrued production and other taxes	712	509
Accrued transportation and gathering	2,262	1,722
Accrued performance bonus	2,788	3,947
Accrued interest	147	166
Accrued office lease	388	962
Accrued general and administrative expense and other	632	451
Total Accrued liabilities	$14,424	$12,866

Inventory –Inventory consists of equipment, casing and tubulars that are expected to be used in our capital drilling program. Inventory is carried on the Consolidated Balance Sheets at the lower of cost or market.

Property and Equipment—Under US GAAP, two acceptable methods of accounting for oil and natural gas properties are allowed. These are the Successful Efforts Method and the Full Cost Method. Entities engaged in the production of oil and natural gas have the option of selecting either method for application in the accounting for their properties. The principle differences between the two methods are in the treatment of exploration costs, the computation of depreciation, depletion and amortization (“DD&A”) expense and the assessment of impairment of oil and natural gas properties. We have elected to adopt the Full Cost Method of accounting. We believe that the true cost of developing a “portfolio” of reserves should reflect both successful and unsuccessful attempts at exploration and development. We believe application of the Full Cost Method better reflects the true economics of exploring for and developing our oil and natural gas reserves.

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs into a single full cost pool. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and thereby subject to DD&A and the full cost ceiling test. For the three months ended  June 30, 2021 and 2020, we transferred $0.1 million and less than $0.1 million, respectively, from unevaluated properties to proved oil and natural gas properties. For the six months ended June 30, 2021 and 2020, we transferred $0.3 million and less than $0.1 million, respectively, from unevaluated properties to proved oil and natural gas properties. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

Under the Full Cost Method, we amortize our investment in oil and natural gas properties through DD&A expense using the units of production method. An amortization rate is calculated based on total proved reserves converted to thousand cubic feet equivalent of natural gas (“Mcfe”) as the denominator and the net book value of evaluated oil and natural gas asset together with the estimated future development cost of the proved reserves as the numerator. The rate calculated per Mcfe is applied against the period's production also converted to Mcfe to arrive at the period's DD&A expense.

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

The Full Cost Ceiling Test performed as of  June 30, 2021 and 2020 resulted in zero and $14.1 million write-down of the oil and natural gas properties, respectively.

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
•

Level 2 Inputs— quotes that are derived principally from or corroborated by observable market data. Included in this level are our senior credit facilities, second lien notes and commodity derivatives whose fair values are based on third-party quotes or available interest rate information and commodity pricing data obtained from third party pricing sources and our creditworthiness or that of our counter-parties; and

•

Level 3 Inputs— unobservable inputs for the asset or liability, such as discounted cash flow models or valuations, based on our various assumptions and future commodity prices. Included in this level would be our initial measurement of asset retirement obligations and the equity component determined as a result of fair valuing debt instruments that include a conversion feature.

As of June 30, 2021 and December 31, 2020, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

Revenue Recognition—Oil and natural gas revenues are generally recognized upon delivery of our produced oil and natural gas volumes to our customers. We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. As of  June 30, 2021and December 31, 2020, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted. See Note 2.

Derivative Instruments—We use derivative instruments such as futures, forwards, swaps, collars, and options for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas and hedging our exposure to changing interest rates. Accounting standards related to derivative instruments and hedging activities require that all derivative instruments subject to the requirements of those standards be measured at fair value and recognized as assets or liabilities in the balance sheet. We offset the fair value of our asset and liability positions with the same counter-party for each commodity type. Changes in fair value are required to be recognized in earnings unless specific hedge accounting criteria are met. All of our realized gain or losses on our derivative contracts are the result of cash settlements. We have not designated any of our derivative contracts as hedges for accounting purposes; accordingly, changes in fair value are reflected in earnings. See Note 8.

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

Share-Based Compensation—We account for our share-based transactions using the fair value as of the grant date and recognize compensation expense on a straight-line basis over the requisite service period.

Guarantee—As of June 30, 2021, our Subsidiary was the Subsidiary Guarantor of our 2023 Second Lien Notes (as defined below). Goodrich has no independent assets or operations, the guarantee is full and unconditional and Goodrich has no subsidiaries other than the Subsidiary.

Debt Issuance Cost—The Company records debt issuance costs associated with its 2023 Second Lien Notes (and previously with its 2021/2022 Second Lien Notes), (both as defined below) as a contra balance to long term debt, net in our Consolidated Balance Sheets, which is amortized straight-line over the life of the respective notes as this method is not materially different from the effective interest method. Debt issuance costs associated with our revolving credit facility debt are recorded in other assets in our Consolidated Balance Sheets, which are amortized straight-line over the life of such debt.

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

We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. As of  June 30, 2021 and December 31, 2020, receivables from contracts with customers were $17.3 million and $10.2 million, respectively.

The following table presents our oil and natural gas revenues disaggregated by revenue source and by operated and non-operated properties for the three and six months ended  June 30, 2021 and 2020:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues

Operated	$1,961	$29,802	$-	$31,763	$3,757	$54,553	$-	$58,310
Non-operated	67	6,269	4	6,340	125	11,534	6	11,665
Total oil and natural gas revenues	$2,028	$36,071	$4	$38,103	$3,882	$66,087	$6	$69,975

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues

Operated	$1,029	$15,353	$-	$16,382	$2,750	$34,491	$-	$37,241
Non-operated	408	3,680	1	4,089	501	5,708	4	6,213
Total oil and natural gas revenues	$1,437	$19,033	$1	$20,471	$3,251	$40,199	$4	$43,454

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligations for the six months ended  June 30, 2021 is as follows (in thousands):

Six Months Ended June 30, 2021
Beginning balance at December 31, 2020	$4,716
Liabilities incurred	143
Accretion expense	169
Ending balance at June 30, 2021	$5,028
Current liability	-
Long term liability	$5,028

NOTE 4—Debt

Debt consisted of the following balances as of  June 30, 2021 and  December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Principal	Carrying Amount	Principal	Carrying Amount
2019 Senior Credit Facility (1)	$90,400	$90,400	$96,400	$96,400
2021/2022 Second Lien Notes (2)	-	-	14,811	13,759
2023 Second Lien Notes (3)	31,473	30,188	-	-
Total debt	$121,873	$120,588	$111,211	$110,159

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

(3) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2023. The principal includes $1.3 million of paid in-kind interest as of  June 30, 2021. The carrying value includes $1.0 million of unamortized debt discount and $0.3 million of unamortized issuance cost as of  June 30, 2021.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount, accretion and financing costs) and the effective interest rate on the liability component of debt for the three and six months ended  June 30, 2021 and 2020 (amounts in thousands, except effective interest rates):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
2019 Senior Credit Facility	$950	4.1%	$1,106	4.6%	$1,991	4.2%	$2,405	5.1%
2021/2022 Second Lien Notes (1)	-	—%	619	20.0%	500	19.1%	1,272	21.0%
2023 Second Lien Notes (2)	1,157	15.5%	-	—%	1,532	16.5%	-	—%
Total interest expense	$2,107		$1,725		$4,023		$3,677

(1) The 2021/2022 Second Lien Notes had a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 20.0% and 21.0%, respectively, for the three and six months ended June 30, 2020 and 19.1% for the six months ended June 30, 2021 until exchanged on March 9, 2021. Interest expense for the three months ended June 30, 2020 included $0.1 million of debt discount amortization and $0.5 million of accrued interest to be paid in-kind, and interest expense for the six months ended June 30, 2020 included $0.3 million of debt discount amortization and $0.9 million of paid in-kind interest. Interest expense for the six months ended June 30, 2021 until exchanged on March 9, 2021 included $0.1 million of debt discount amortization and $0.4 million of paid in-kind interest.

(2) The 2023 Second Lien Notes have a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 15.5% and 16.5%, respectively, for the three and six months ended June 30, 2021. Interest expense for the three months ended June 30, 2021 included $0.1 million of debt discount amortization and $1.1 million of accrued interest to be paid in-kind, and interest expense for the six months ended  June 30, 2021 included $0.2 million of debt discount amortization and $1.3 million of accrued interest to be paid in-kind.

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

The 2019 Senior Credit Facility matures on (a)  May 14, 2024 or (b) December 2, 2022, if the 2023 Second Lien Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 2, 2022, which is the date that is 180 days prior to the May 31, 2023 “Maturity Date” of the 2023 Second Lien Notes. The 2019 Senior Credit Facility provides for a maximum credit amount of $500 million subject to a borrowing base limitation, which was $120.0 million as of June 30, 2021. The borrowing base is scheduled to be redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

All amounts outstanding under the 2019 Senior Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) the alternative base rate plus an applicable margin ranging from 1.50% to 2.50%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin from 2.50% to 3.50%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2019 Senior Credit Facility are subject to a commitment fee ranging from 0.375% to 0.50%, depending on the percentage of the borrowing base that is utilized. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2019 Senior Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. As of June 30, 2021, the weighted average interest rate on the borrowings from the 2019 Senior Credit Facility was 3.39%. The obligations under the 2019 Credit Agreement are guaranteed by the Company and secured by a first lien security interest in substantially all of the assets of the Company and the Borrower.

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

As of June 30, 2021, the Company had a borrowing base of $120.0 million with $90.4 million of borrowings outstanding and no outstanding letters of credit. The Company also had $1.5 million of unamortized debt issuance costs recorded as of  June 30, 2021 related to the 2019 Senior Credit Facility.

As of June 30, 2021, the Company was in compliance with all covenants within the 2019 Senior Credit Facility.

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

As of June 30, 2021, $1.0 million of debt discount and $0.3 million of debt issuance costs remained to be amortized on the 2023 Second Lien Notes.

As of June 30, 2021, the Company was in compliance with all covenants with respect to the 2023 Second Lien Notes Indenture.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Equity

During the three and six months ended  June 30, 2021 the Company did not have any material activity related to its share-based compensation units. During the three and six months ended June 30, 2020, the Company had vestings of its share-based compensation units upon the retirement of certain employees which resulted in the issuance of approximately 130,000 common stock shares. The Company withheld shares for payment of $0.3 million in taxes due upon vesting resulting in approximately 38,000 shares held in treasury as of June 30, 2020.

In connection with the issuance of the 2023 Second Lien Notes, we recorded an equity component of $1.2 million in March 2021. The equity component recorded for the 2023 Second Lien Notes is not remeasured as long as it continues to meet the condition for equity classification. For further details, see Note 4.

NOTE 6—Net Income (Loss) Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted net loss per common share for the three and six months ended  June 30, 2021 and 2020. The Company used the treasury stock method in determining the effects of potentially dilutive restricted stock. The following table sets forth information related to the computations of basic and diluted net loss per common share:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(Amounts in thousands, except per share data)
Basic net loss per common share:
Net loss applicable to common stock	$(11,559)	$(22,941)	$(7,056)	$(19,905)
Weighted average shares of common stock outstanding	13,402	12,540	13,401	12,536
Basic net loss per common share	$(0.86)	$(1.83)	$(0.53)	$(1.59)

Diluted net loss per common share:
Net loss applicable to common stock	$(11,559)	$(22,941)	$(7,056)	$(19,905)
Diluted weighted average shares of common stock outstanding	13,402	12,540	13,401	12,536
Diluted net loss per common share (1) (2) (3)	$(0.86)	$(1.83)	$(0.53)	$(1.59)

(1) Common shares issuable upon conversion of the 2023 Second Lien Notes and 2021/2022 Second Lien Notes, respectively, not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the three and six months ended June 30, 2021 and June 30, 2020.	1,476	650	1,476	650
(2) Common shares issuable upon conversion of the unsecured claims warrants not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the three and six months ended June 30, 2021 and June 30, 2020.	1,355	1,328	1,355	1,328
(3) Common shares issuable upon vesting of the restricted stock not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the three and six months ended June 30, 2021 and June 30, 2020. **	113	273	100	136

** Common shares issuable on assumed vesting of share-based compensation assumes a payout of the Company's performance share awards at 100% of the initial units granted (or a ratio of one unit to one common share). The range of common stock shares which may be earned ranges from zero to 200% of the initial performance units granted.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Income Taxes

We recorded no income tax expense or benefit for the three and six months ended  June 30, 2021 and 2020. We maintained a valuation allowance at June 30, 2021, which resulted in no net deferred tax asset or liability appearing on our consolidated balance sheets. We recorded this valuation allowance after an evaluation of all available evidence (including commodity prices and our recent history of tax net operating losses (“NOLs”) in 2019 and prior years) led to a conclusion that based upon the more-likely-than-not standard of the accounting literature our deferred tax assets were unrecoverable. The valuation allowance was $86.7 million as of December 31, 2020. The valuation allowance has no impact on our NOL position for tax purposes, and if we generate taxable income in future periods, we may be able to use our NOLs to offset taxable income at that time subject to any applicable tax limitations on the NOLs. Considering the Company’s taxable income forecasts, our assessment of the realization of our deferred tax assets has not changed, and we continue to maintain a full valuation allowance for our net deferred tax assets as of  June 30, 2021.

As of June 30, 2021, we have no unrecognized tax benefits. There were no significant changes to our tax position since December 31, 2020.

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

The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three and six months ended  June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Oil and Natural Gas Derivatives (in thousands)
Gain (loss) on commodity derivatives not designated as hedges, settled	$(1,324)	$7,339	$(2,017)	$13,308
Loss on commodity derivatives not designated as hedges, not settled	(21,149)	(9,027)	(23,725)	(5,858)
Total gain (loss) on commodity derivatives not designated as hedges	$(22,473)	$(1,688)	$(25,742)	$7,450

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivatives are approved by the Hedging Committee of our Board, and reviewed periodically by the Board.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counter-parties. Neither our counter-parties nor we require any collateral upon entering into derivative contracts. As we were in a net liability position with all of our counter-parties, we would not have been at risk of loss had our counter-parties been unable to fulfill their obligations as of June 30, 2021.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021, the open positions on our outstanding commodity derivative contracts, all of which were with Truist Bank, RBC Capital Markets, ARM Energy and Citizens Commercial Banking were as follows:

Contract Type	Average Daily Volume	Total Volume	Weighted Average Fixed Price	Fair Value at June 30, 2021 (In thousands)
Natural Gas swaps (MMBtu)
2021	100,000	18,400,000	$ 2.74	$(16,417)
2022 (through March 31, 2022)	70,000	6,300,000	$ 2.53	(6,730)
Natural Gas collars (MMBtu)
2021	30,000	5,520,000	2.500 -3.5050	(1,718)
2022	60,000	21,900,000	2.688 -3.4040	(3,386)
2023 (through March 31, 2023)	30,000	2,700,000	2.655 -3.5151	(412)
Natural Gas basis swaps (MMBtu)
2021	50,000	9,200,000	NYMEX - $0.209	1,340
2022	50,000	18,250,000	NYMEX - $0.209	(98)
2023	50,000	18,250,000	NYMEX - $0.209	(429)
2024	50,000	18,300,000	NYMEX - $0.209	(876)
Total natural gas				$(28,726)

During the second quarter of 2021, we entered into the following contracts with Truist Bank, RBC Capital Markets, and Citizens Commercial Banking:

Contract Type	Daily Volume	Weighted Average Fixed Price	Contract Start Date	Contract Termination
Natural gas swap (MMBtu)	30,000	$3.19	June 1, 2021	December 31, 2021
Natural gas collar (MMBtu)	30,000	2.655 -3.5151	April 1, 2022	March 31, 2023
Natural gas collar (MMBtu)	30,000	2.755 -3.3030	January 1, 2022	December 31, 2022

Subsequent to June 30, 2021, we entered into additional natural gas derivative contracts as detailed in Note 11—“Subsequent Events”.

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each Level as of  June 30, 2021 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1—“Description of Business and Significant Accounting Policies” for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

Description	Level 1	Level 2	Level 3	Total
Fair value of oil and natural gas derivatives - Current Assets	$-	$1,325	$-	$1,325
Fair value of oil and natural gas derivatives - Non-current Assets	-	-	-	-
Fair value of oil and natural gas derivatives - Current Liabilities	-	(27,678)	-	(27,678)
Fair value of oil and natural gas derivatives - Non-current Liabilities	-	(2,373)	-	(2,373)
Total	$-	$(28,726)	$-	$(28,726)

We enter into commodity derivative contracts under which we have netting arrangements with each counter-party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets as of  June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
Fair Value of Oil and Natural Gas Derivatives	Gross	Amount	As	Gross	Amount	As
(in thousands)	Amount	Offset	Presented	Amount	Offset	Presented
Fair value of oil and natural gas derivatives - Current Assets	$3,003	$(1,678)	$1,325	$3,193	$(3,050)	$143
Fair value of oil and natural gas derivatives - Non-current Assets	3,725	(3,725)	-	537	(537)	-
Fair value of oil and natural gas derivatives - Current Liabilities	(29,356)	1,678	(27,678)	(4,324)	3,050	(1,274)
Fair value of oil and natural gas derivatives - Non-current Liabilities	(6,098)	3,725	(2,373)	(4,408)	537	(3,871)
Total	$(28,726)	$-	$(28,726)	$(5,002)	$-	$(5,002)

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Commitments and Contingencies

We are party to various lawsuits from time to time arising in the normal course of business, including, but not limited to, royalty, contract, personal injury, and environmental claims. We have established reserves as appropriate for all such proceedings and intend to vigorously defend these actions. Management believes, based on currently available information, that adverse results or judgments from such actions, if any, would not have been material to our consolidated financial position, results of operations or liquidity for the three and six months ended  June 30, 2021 and 2020.

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

The lease cost components for the three and six months ended  June 30, 2021 and 2020 are classified as follows:

(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Consolidated Statements of Operations Classification
Building lease cost	$46	$385	$35	$770	General and administrative expense
Variable lease cost (1)	30	6	75	25	General and administrative expense
	$76	$391	$110	$795

(1) Includes building operating expenses.

The following are additional details related to our lease portfolio as of  June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020	Consolidated Balance Sheets Classification
Lease asset, gross	$5,871	$5,871	Furniture, fixtures and equipment and other capital assets
Accumulated depreciation	(2,715)	(2,445)	Accumulated depletion, depreciation and amortization
Lease asset, net	$3,156	$3,426

Current lease liability	$388	$962	Accrued liabilities
Non-current lease liability	2,611	2,810	Other non-current liabilities
Total lease liabilities	$2,999	$3,772

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents operating lease liability maturities as of June 30, 2021:

(in thousands)	June 30, 2021
2021	318
2022	637
2023	653
2024	661
2025	678
Thereafter	914
Total lease payments	$3,861
Less imputed interest	862
Present value of lease liabilities	$2,999

As of June 30, 2021, our office building operating lease has a weighted-average remaining lease term of 5.8 years and a weighted-average discount rate of 8.8 percent. We have the option to terminate our building operating lease effective May 1, 2024 upon prior written notice and the payment of $0.1 million as an early termination fee. Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million and $0.6 million for the three and six months ended  June 30, 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively.

NOTE 11—Subsequent Events

Subsequent to June 30, 2021, the Company entered into the following derivative contracts with Truist Bank, RBC Capital Markets, and Citizens Commercial Banking:

Contract Type	Daily Volume	Weighted Average Fixed Price	Contract Start Date	Contract Termination
Natural gas swap (MMBtu)	20,000	$3.75	August 1, 2021	December 31, 2021
Natural gas swap (MMBtu)	20,000	$4.06	January 1, 2022	March 31, 2022
Natural gas swap (MMBtu)	30,000	$2.97	April 1, 2022	September 30, 2022

On July 14, 2021, all outstanding unsecured claims warrants of the Company became exercisable when the required equity strike price (as defined per the warrant agreement) of $230.0 million was achieved. On that date, we had 910,790 unsecured claims warrants outstanding which were exercisable into approximately 1.4 million shares of the Company’s common stock.

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

•	public health crises, such as the Coronavirus Disease 2019 (“COVID-19”) outbreak in 2020 and 2021;
•	the market prices of oil and natural gas;
•	volatility in the commodity-futures market;
•	financial market conditions and availability of capital;
•	future cash flows, credit availability and borrowings;
•	sources of funding for exploration and development;
•	our financial condition;
•	our ability to repay our debt;
•	the securities, capital or credit markets;
•	planned capital expenditures;
•	future drilling activity;
•	uncertainties about the estimated quantities of our oil and natural gas reserves and production from our wells;
•	the creditworthiness of our hedging counter-parties and the effect of our hedging arrangements;
•	litigation matters;
•	pursuit of potential future acquisition opportunities;
•	general economic conditions, either nationally or in the jurisdictions in which we are doing business;
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

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty and turmoil in the oil and gas industry. Throughout 2020, the effect of COVID-19 significantly lowered the demand for and prices of crude oil which resulted in an oversupply of crude oil with significant downward pressure on commodity prices for much of the year. During the first half of 2021, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded. However, the effect of the COVID-19 pandemic and related economic, business and market disruptions remain uncertain. The most direct and immediate impact that the Company experienced from the COVID-19 pandemic was decreased demand for and prices of crude oil. While the prices of and demand for crude oil have recovered from the lows seen in the initial stages of the pandemic, further outbreaks or the emergence of new strains of the virus could result in the reimposition of federal, state and local regulations directing individuals to stay at home, limiting travel, requiring facility closures and imposing similar measures. Widespread reimposition of these or similar restrictions could result in reductions in the prices of and demand for crude oil, as well as logistic constraints, increases in our costs, workforce shortages and unavailability of raw materials. Because we predominately produce natural gas, and natural gas has not been impacted by the same market forces as crude oil, we have experienced less of an impact from COVID-19 than many of our peers. However, the scope and length of the COVID-19 pandemic and the ultimate effect on the price of natural gas cannot be determined, and we could be adversely affected in future periods.

To mitigate the effects of the downturn in commodity prices due to the effects of COVID-19, we initiated a company-wide cost reduction program eliminating outside services that are not core to our business, on which we continue to focus. We also reduced our general and administrative costs by reducing employee headcount year over year. Additionally, we have substantial volumes of our production favorably hedged through the first quarter of 2022, and to a lesser extent, volumes hedged through the first quarter of 2023.

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

Primary Operating Areas

Haynesville Shale Trend

We have acquired or farmed-in leases totaling approximately 50,000 gross (27,500 net) acres as of June 30, 2021 in the Haynesville Shale Trend. We completed and produced 3 gross (2.8 net) new wells in the second quarter of 2021 and had 6 gross (1.4 net) wells in the drilling or completions phase as of June 30, 2021. Our Haynesville Shale Trend drilling activities are currently located in leasehold areas in Caddo, DeSoto and Red River parishes, Louisiana. Our net production volumes from our Haynesville Shale Trend wells represented approximately 99% of our total equivalent production on a Mcfe basis and substantially all of our natural gas production for the second quarter of 2021. We are focusing on increasing our natural gas production volumes through increased drilling in the Haynesville Shale Trend, where we plan to focus all of our 2021 drilling efforts.

Tuscaloosa Marine Shale Trend

As of June 30, 2021, we own approximately 48,000 gross (34,000 net) lease acres in the TMS, an oil shale play in Southwest Mississippi and Southwest Louisiana, which is predominately held by production. We have 2 gross (1.7 net) TMS wells drilled and awaiting completion. Our net production volumes from our TMS wells represented approximately 1% of our total equivalent production on a Mcfe basis and 98% of our total oil production for the second quarter of 2021. Despite no capital expenditures, we are seeking to maintain production through strategic expense workover operations in the TMS.

Eagle Ford Shale Trend

We have retained approximately 4,300 net acres of undeveloped leasehold in the Eagle Ford Shale Trend in Frio County, Texas as of June 30, 2021.

Results of Operations

The items that had the most material financial effect on our net loss of $11.6 million and $7.1 million for the three and six months ended June 30, 2021, compared to prior year respective periods, were increased oil and natural gas revenues due to increased natural gas and oil prices and higher production from new wells brought online, lower transportation rates, and lower general and administrative costs. Offsetting these were higher losses on derivatives not designated as hedges of $22.5 million and $25.7 million, respectively, for the three and six months ended June 30, 2021.

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

Revenues from Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except for price and average daily production data)	2021	2020	Variance		2021	2020	Variance
Revenues:
Natural gas	$36,075	$19,034	$17,041	90%	$66,093	$40,203	$25,890	64%
Oil and condensate	2,028	1,437	591	41%	3,882	3,251	631	19%
Natural gas, oil and condensate	38,103	20,471	17,632	86%	69,975	43,454	26,521	61%
Net Production:
Natural gas (Mmcf)	13,960	12,349	1,611	13%	25,005	24,591	414	2%
Oil and condensate (MBbls)	31	36	(5)	(14)%	63	74	(11)	(15)%
Total (Mmcfe)	14,143	12,562	1,581	13%	25,380	25,033	347	1%
Average daily production (Mcfe/d)	155,421	138,046	17,375	13%	140,223	137,544	2,679	2%
Average realized sales price per unit:
Natural gas (per Mcf)	$2.58	$1.54	$1.04	68%	$2.64	$1.63	$1.01	62%
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	$2.49	$2.08	$0.41	20%	$2.56	$2.14	$0.42	20%
Oil and condensate (per Bbl)	$66.36	$40.41	$25.95	64%	$62.03	$44.15	$17.88	40%
Oil and condensate (per Bbl) including the effect of realized gains/losses on derivatives	$66.36	$58.55	$7.81	13%	$61.67	$57.35	$4.32	8%
Average realized price (per Mcfe)	$2.69	$1.63	$1.06	65%	$2.76	$1.74	$1.02	59%

Natural gas, oil and condensate revenues increased by $17.6 million and $26.5 million, respectively, for the three and six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily driven by higher realized oil and natural gas prices coupled with increased natural gas production volumes. The rise in oil and natural gas prices increased revenues by $13.4 million and $25.6 million, respectively, for the three and six months ended June 30, 2021, and higher natural gas volumes had a $4.2 million and $0.9 million impact on revenues, respectively, for the three and six months ended June 30, 2021.

Operating Expenses

As described below, total operating expenses decreased $14.9 million and $20.9 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The decrease in total operating expenses for the three and six months ended June 30, 2021 was due to lower production and other taxes, transportation and processing and general and administrative expenses as well as no impairment expense in 2021, partially offset by higher depletion and amortization expense and lease operating expenses. The higher depletion and amortization expense, as well as higher lease operating expenses, were primarily due to higher production volumes in the three and six months ended June 30, 2021. The year over year comparisons for operating expenses are discussed further below.

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses (in thousands)	2021	2020	Variance		2021	2020	Variance
Lease operating expenses	$3,970	$3,225	$745	23%	$7,152	$6,553	$599	9%
Production and other taxes	822	907	(85)	(9)%	1,465	1,770	(305)	(17)%
Transportation and processing	4,641	5,375	(734)	(14)%	8,646	10,250	(1,604)	(16)%
Operating Expenses per Mcfe
Lease operating expenses	$0.28	$0.26	$0.02	8%	$0.28	$0.26	$0.02	8%
Production and other taxes	$0.06	$0.07	$(0.01)	(14)%	$0.06	$0.07	$(0.01)	(14)%
Transportation and processing	$0.33	$0.43	$(0.10)	(23)%	$0.35	$0.42	$(0.07)	(17)%

Lease Operating Expense

Lease operating expense (“LOE”) increased $0.7 million and $0.6 million, respectively, for the three and six months ended June 30, 2021 compared to the same periods in 2020. The increase in LOE is primarily attributed to an increase in the number of wells in 2021 versus 2020 and additional workover expense. Per unit operating cost was $0.28 per Mcfe for the three and six months ended June 30, 2021 of which $0.08 per Mcfe was attributed to the $1.0 million in workover expense incurred in the three months ended June 30, 2021 and $0.06 per Mcfe was attributed to the $1.5 million in workover expense incurred in the six months ended June 30, 2021.

Production and Other Taxes

Production and other taxes includes severance and ad valorem taxes. Severance taxes for the three and six months ended June 30, 2021 were $0.6 million and $1.0 million, respectively, and ad valorem taxes were $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively.

Severance taxes remained flat for the three months ended June 30, 2021 and decreased $0.1 million for the six months ended June 30, 2021 as compared with the same periods in 2020. The decrease is primarily due to a lower severance tax rate in Louisiana partially offset by the higher production volumes upon which the volumetric tax is based. The State of Louisiana has enacted an exemption from the existing 12.5% severance tax on oil and from the $0.125 per Mcf (from July 1, 2019 through June 30, 2020) and $0.0934 per Mcf (from July 1, 2020 to June 30, 2021) severance tax on natural gas for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) payout of the well. All of our recently drilled, operated Haynesville Shale Trend wells in Northwest Louisiana are benefiting from this exemption.

Ad valorem tax decreased $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively, as compared with the same periods in 2020, due to more favorable tax calculation methodologies on certain of our properties with respective taxing agencies.

Transportation and Processing

Our natural gas production incurs substantially all of our transportation and processing expense. Transportation and processing expense for the three and six months ended June 30, 2021 decreased $0.7 million and $1.6 million, respectively, compared to the same periods in 2020 despite an increase in production volumes. This is because we have increased production from our operated Haynesville Shale Trend wells for which we have contracted more favorable rates than those of our non-operated properties. Our natural gas volumes, particularly from our recent operated wells brought online, generally carry less transportation cost than those from wells we do not operate.

	Three Months Ended June 30,				Six Months Ended June 30,
Operating Expenses (in thousands):	2021	2020	Variance		2021	2020	Variance
Depreciation, depletion and amortization	$12,222	$11,876	$346	3%	$22,282	$25,143	$(2,861)	(11)%
General and administrative	3,428	4,522	(1,094)	(24)%	6,973	9,436	(2,463)	(26)%
Impairment of oil and natural gas properties	-	14,130	(14,130)	(100)%	-	14,130	(14,130)	(100)%
Other	(1)	(10)	9	(90)%	(187)	(2)	(185)	9250%
Operating Expenses per Mcfe
Depreciation, depletion and amortization	$0.86	$0.95	$(0.09)	(9)%	$0.88	$1.00	$(0.12)	(12)%
General and administrative	$0.24	$0.36	$(0.12)	(33)%	$0.27	$0.38	$(0.11)	(29)%
Impairment of oil and natural gas properties	$-	$1.12	$(1.12)	(100)%	$-	$0.56	$(0.56)	(100)%
Other	$-	$-	$-	—%	$(0.01)	$-	$(0.01)	—%

Depreciation, Depletion and Amortization (“DD&A”)

The increase in DD&A expense for the three months ended June 30, 2021 as compared to the prior year period was attributed to increased production volumes, partially offset by a lower per unit cost discussed below. The decrease in DD&A expense for the six months ended June 30, 2021 as compared to the prior year period was attributed primarily to a lower per unit cost based on the year-end 2020 and mid-year 2021 reserve reports, largely as a result of recognizing impairment expense of $36.1 million in the prior year.

Impairment Expense

The Full Cost Method ceiling test performed as of June 30, 2021 resulted in no impairment of oil and natural gas properties compared to the impairment expense of $14.1 million recognized in the prior year period.

General and Administrative (“G&A”)

The Company recorded $3.4 million and $7.0 million in G&A expense for the three and six months ended June 30, 2021, respectively, which included non-cash expenses for share-based compensation of $0.3 million and $0.7 million, respectively. G&A expense decreased for the three and six months ended June 30, 2021 by $1.1 million and $2.5 million, respectively, compared to the same periods in 2020 primarily due to reduced employee expenses including salaries and stock compensation expense as well as decreased rent expense, partially offset by higher bonus accrual related to a cash-based long term incentive plan granted at the end of 2020.

The Company recorded $4.5 million and $9.4 million in G&A expense for the three and six months ended June 30, 2020, respectively, which included non-cash expenses of $1.4 million and $2.5 million, respectively, for share-based compensation.

Other Operating Expenses

Other operating expense credits of $0.2 million for the six months ended June 30, 2021 was attributed primarily to the receipt of ad valorem tax credits from a vendor related to prior periods.

Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
Other income (expense) (in thousands):	2021	2020	Variance		2021	2020	Variance
Interest expense	$(2,107)	$(1,725)	$382	22%	$(4,023)	$(3,677)	$346	9%
Interest income and other	-	23	(23)	(100)%	-	142	(142)	(100)%
Gain (loss) on commodity derivatives not designated as hedges	(22,473)	(1,688)	(20,785)	(1231)%	(25,742)	7,450	(33,192)	(446)%
Loss on early extinguishment of debt	-	-	-	—%	(935)	-	(935)	100%

Average funded borrowings adjusted for debt discount	$118,540	$105,027	$13,513	13%	$116,356	$103,741	$12,615	12%
Average funded borrowings	$121,526	$108,421	$13,105	12%	$119,273	$107,220	$12,053	11%

Interest Expense

The Company's interest expense for the three months ended June 30, 2021 included $0.9 million incurred on the 2019 Senior Credit Facility (as defined below) and $1.2 million incurred on the Company's 13.50% Convertible Second Lien Senior Secured Notes due 2023 (the “2023 Second Lien Notes”). Interest expense for the six months ended June 30, 2021 included $2.0 million incurred on the 2019 Senior Credit Facility, $1.5 million incurred on the Company's 2023 Second Lien Notes and $0.5 million incurred on the Company's 13.50% Convertible Second Lien Senior Secured Notes due 2022 (the “2021/2022 Second Lien Notes”) until exchanged on March 9, 2021. The interest on the 2021/2022 Second Lien Notes and 2023 Second Lien Notes was all non-cash consisting of paid in-kind interest of $1.0 million, amortization of debt discount of $0.1 million and amortization of debt issuance costs of less than $0.1 million for the three months ended June 30, 2021 and paid in-kind interest of $1.6 million, amortization of debt discount of $0.3 million and amortization of debt issuance costs of $0.1 million for the six months ended June 30, 2021. The interest on the 2019 Senior Credit Facility for the three and six months ended June 30, 2021 included $0.8 million and $1.7 million of interest payable in cash, respectively, and $0.1 million and $0.3 million of non-cash amortization of debt issuance costs for the three and six months ended June 30, 2021, respectively.

The Company's interest expense for the three and six months ended June 30, 2020 reflected interest payable in cash of $1.0 million and $2.2 million, respectively, incurred on the 2019 Senior Credit Facility and non-cash interest of $0.7 million and $1.5 million, respectively, incurred primarily on the Company's 2021/2022 Second Lien Notes which included $0.4 million of paid in-kind interest and $0.3 million of amortization of debt discount and issuance costs for the three months ended June 30, 2020 and $0.9 million of paid in-kind interest and $0.6 million of amortization of debt discount and debt issuance costs for the six months ended June 30, 2020.

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

The loss on commodity derivatives not designated as hedges of $22.5 million for the three months ended June 30, 2021 was comprised of a mark-to-market loss of $21.2 million, representing the change of fair value on our open natural gas and oil derivative contracts, and a $1.3 million loss on net cash settlements of natural gas and oil derivative contracts. The loss on commodity derivatives not designated as hedges of $25.7 million for the six months ended June 30, 2021 was comprised of a mark-to-market loss of $23.7 million, representing the change of fair value on our open natural gas and oil derivative contracts, and a $2.0 million loss on net cash settlements of natural gas and oil derivative contracts. Volatility in the commodity futures market is quite high and since we do not apply hedge accounting on our derivatives contracts there can be large swings in our reported gain or losses between periods.

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

Income Tax Benefit

We recorded no income tax expense or benefit for the three and six months ended June 30, 2021 and 2020. We maintained a valuation allowance at June 30, 2021, which resulted in no net deferred tax asset or liability appearing on our statement of financial position. We recorded this valuation allowance after an evaluation of all available evidence (including commodity prices and our recent history of tax NOLs in 2019 and prior years) led to a conclusion that based upon the more-likely-than-not standard of the accounting literature our deferred tax assets were unrecoverable.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt for the six months ended June 30, 2021 was recorded as a result of the Company exchanging the 2021/2022 Second Lien Notes for the 2023 Second Lien Notes on March 9, 2021. The $0.9 million loss was comprised of the remaining unamortized debt discount of $0.8 million and remaining unamortized debt issuance costs of $0.1 million on the 2021/2022 Second Lien Notes.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net loss (US GAAP)	$(11,559)	$(22,941)	$(7,056)	$(19,905)
Interest expense	2,107	1,725	4,023	3,677
Depreciation, depletion and amortization	12,222	11,876	22,282	25,143
Impairment of oil and natural gas properties	-	14,130	-	14,130
Share-based compensation expense (non-cash)	351	1,374	690	2,529
Loss on commodity derivatives not designated as hedges, not settled	21,149	9,027	23,725	5,858
Loss on early extinguishment of debt	-	-	935	-
Other items (1)	104	254	69	418
Adjusted EBITDA	$24,374	$15,445	$44,668	$31,850

(1)

Other items included $0.1 million, $0.3 million, $0.1 million and $0.4 million, respectively, from the impact of accounting for operating leases under ASC Topic 842 as well as interest income for the three and six months ended June 30, 2021 and 2020, respectively.

Management believes that this non-US GAAP financial measure provides useful information to investors because it is monitored and used by our management and widely used by professional research analysts in the valuation and investment recommendations of companies within the oil and natural gas exploration and production industry.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the first six months of 2021 were cash on hand, cash from operating activities and borrowings under our 2019 Senior Credit Facility. We used cash primarily to fund capital expenditures. We currently plan to fund our operations and capital expenditures for the remainder of 2021 through a combination of cash on hand, cash from operating activities and borrowing under our revolving credit facility, although we may from time to time consider the funding alternatives described below.

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

We exited the second quarter of 2021 with $0.8 million cash on hand and $90.4 million of outstanding borrowings with $29.6 million of availability under the 2019 Senior Credit Facility borrowing base of $120.0 million in effect as of June 30, 2021.

Outlook

Our total capital expenditures for 2021 are expected to be approximately $80 to $90 million with flexibility to increase or decrease this amount based on the movement of commodity prices. We plan to focus all of our capital on drilling and development of our Haynesville Shale Trend natural gas properties in North Louisiana, and we currently contemplate drilling and developing 22 gross (10.3 net) wells utilizing improved completion techniques during 2021.

We believe the results of the capital investments we made in prior years and the first half of 2021 will generate additional cash flows and additional value that will allow us to raise capital as needed to continue our capital development in the future.

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

In addition, to support future cash flows and protect against a sharp drop in commodity prices, we enter into strategic derivative positions as reflected in Note 8—“Commodity Derivative Activities” and Note 11—“Subsequent Events” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have had an on-going company-wide cost reduction program eliminating outside services that are not core to our business, which we continue to focus on. We also reduced our general and administrative costs by reducing employee headcount year over year.

As a result of the steps we have taken to enhance our liquidity, we anticipate our cash on hand, cash from operations and our available borrowing capacity under our 2019 Senior Credit Facility will be sufficient to meet our investing, financing, and working capital requirements over the next year.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash flow statement information:
Net cash:
Provided by operating activities	$15,505	$16,230	$36,669	$31,080
Used in investing activities	(18,873)	(18,158)	(46,020)	(33,196)
Provided by financing activities	2,972	2,230	8,773	2,228
Increase (decrease) in cash and cash equivalents	$(396)	$302	$(578)	$112

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations for the three and six months ended June 30, 2021 and 2020. Changes in working capital and net cash settlements related to our derivative contracts also impact cash flows. Net cash provided by operating activities for the three months ended June 30, 2021 was $15.5 million including operating cash flows before negative working capital changes of $23.6 million including net cash payments of $1.3 million in settlement of derivative contracts. Net cash provided by operating activities for the six months ended June 30, 2021 was $36.7 million including operating cash flows before negative working capital changes of $43.1 million including net cash payments of $2.0 million in settlement of derivative contracts. The changes in cash provided by operating activities compared to prior year was primarily attributable to changes in oil and natural gas revenues driven by increased realized prices and increased production, offset by the use of cash based on timing of working capital expenditures.

Investing activities: Net cash used in investing activities was $18.9 million and $46.0 million for the three and six months ended June 30, 2021, respectively, which reflected cash expended on capital projects. We recorded $19.7 million in capital expenditures during the three months ended June 30, 2021. The difference in capital expenditures and cash expended on capital projects for the three months ended June 30, 2021 was primarily attributed to a net capital accrual increase of $0.9 million. We recorded $49.0 million in capital expenditures during the six months ended June 30, 2021. The difference in capital expenditures and cash expended on capital projects for the six months ended June 30, 2021 was attributed to a net capital accrual increase of $2.3 million and, utilization of $0.6 million in cash calls and the capitalization of $0.1 million of asset retirement and non-cash internal costs. During the six months ended June 30, 2021, we conducted drilling and completion operations on 18 gross (7.4 net) wells bringing 12 gross (6.0 net) wells on production with 6 gross (1.4 net) wells remaining in the drilling and completion process at June 30, 2021.

Financing activities: Net cash provided by financing activities for the three and six months ended June 30, 2021 primarily reflected net borrowings under our 2019 Senior Credit Facility and proceeds from the issuance of the 2023 Second Lien Notes, offset by debt issuance costs paid in connection with issuance of the 2023 Second Lien Notes and cash paid for treasury shares in connection with restricted stock vesting.

Debt consisted of the following balances as of the dates indicated (in thousands):

	June 30, 2021		December 31, 2020
	Principal	Carrying Amount	Principal	Carrying Amount
2019 Senior Credit Facility (1)	$90,400	$90,400	$96,400	$96,400
2021/2022 Second Lien Notes (2)	-	-	14,811	13,759
2023 Second Lien Notes (3)	31,473	30,188	-	-
Total debt	$121,873	$120,588	$111,211	$110,159

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

(3) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2023. The principal includes $1.3 million of paid in-kind interest as of June 30, 2021. The carrying value includes $1.0 million of unamortized debt discount and $0.3 million of unamortized issuance cost as of June 30, 2021.

For additional information on our financing activities, see Note 4—“Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a discussion of our critical accounting policies, and there have been no material changes to such policies during the six months ended June 30, 2021.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the material weakness mentioned below was remediated during the second quarter and our disclosure controls and procedures were effective as of June 30, 2021.

Remediation of Previously Identified Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed during the third and fourth quarters of fiscal year 2020 and the first quarter of fiscal year 2021, management, in connection with our independent auditors, identified a material weakness in our controls over the determination of the estimated PV-10 of our reserves. Specifically, we did not design and maintain effective controls to sufficiently review the completeness and accuracy of the future development costs component of the estimated PV-10 of our reserves and, thus, failed to identify the omission of capital expenditure costs from the future costs required to develop certain of our reserves. This material weakness resulted in an undiscovered $7.3 million error in the amount of impairment expense recorded in relation to our oil and natural gas properties for the three and six months ended June 30, 2020, which required the Company to restate its consolidated financial statements as of and for the three and six months ended June 30, 2020, and also resulted in corrected errors in the amount of impairment expense recorded in relation to our oil and natural gas properties in the consolidated financial statements of $1.0 million and $3.3 million as of and for the three and nine months ended September 30, 2020 and the three months and year ended December 31, 2020, respectively.

We have taken the necessary steps to enhance the underlying control activities, which now include updated policies and procedures related to our process of verifying the completeness and accuracy of data inputs into our reserves calculation. These actions were taken under the oversight of the Audit Committee of our Board to address deficiencies in the preparation of reserves estimates:

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

Based on the results of management's evaluation, we have concluded that the controls are designed and operating effectively as of June 30, 2021 and, therefore, the previously disclosed material weakness has been remediated.

Changes in Internal Control over Financial Reporting

Except for changes we made in connection with the implementation of the remediation plan described above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

A discussion of any current legal proceedings is set forth in Part I, Item 1 under Note 9—“Commitments and Contingencies” to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

As of June 30, 2021, we did not have any material outstanding and pending litigation.

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

22	Subsidiary Guarantors of Guaranteed Securities
Goodrich Petroleum Company L.L.C. - Organized in the State of Louisiana.
31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: August 5, 2021	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: August 5, 2021	By:	/S/ Kristen McWatters
Kristen McWatters
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer