Form 10-Q
period 2021-09-30
GOODRICH PETROLEUM CORP
filed 2021-11-08
CIK 943861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The Registrant had 14,389,191 shares of common stock outstanding on November 5, 2021.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1—Financial Statements

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,511	$1,360
Accounts receivable, trade and other, net of allowance	1,738	920
Accrued oil and natural gas revenue	24,568	10,179
Fair value of oil and natural gas derivatives	1,637	143
Inventory	130	130
Prepaid expenses and other	461	1,292
Total current assets	34,045	14,024
PROPERTY AND EQUIPMENT:
Unevaluated properties	265	240
Oil and natural gas properties (full cost method)	435,932	359,112
Furniture, fixtures and equipment and other capital assets	7,660	7,535
	443,857	366,887
Less: Accumulated depletion, depreciation and amortization	(213,486)	(177,669)
Net property and equipment	230,371	189,218
Other	1,536	1,835
TOTAL ASSETS	$265,952	$205,077
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,696	$27,811
Fair value of oil and natural gas derivatives	88,138	1,274
Accrued liabilities	19,185	12,866
Total current liabilities	140,019	41,951
Long term debt, net	121,749	110,159
Accrued abandonment cost	5,448	4,716
Fair value of oil and natural gas derivatives	7,098	3,871
Other non-current liabilities	2,510	2,810
Total liabilities	276,824	163,507
Commitments and contingencies (See Note 9)
STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock: 10,000,000 shares $1.00 par value authorized, and none issued and outstanding	-	-
Common stock: $0.01 par value, 75,000,000 shares authorized, and 14,187,561 shares issued as of September 30, 2021 and 13,392,625 shares issued and outstanding as of December 31, 2020, respectively	142	134
Treasury stock (4,035 and zero shares, respectively)	(49)	-
Additional paid in capital	85,466	82,842
Accumulated deficit	(96,431)	(41,406)
Total stockholders’ (deficit) equity	(10,872)	41,570
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$265,952	$205,077

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Oil and natural gas revenues	$58,733	$21,463	$128,708	$64,917
Other	-	3	-	9
	58,733	21,466	128,708	64,926
OPERATING EXPENSES:
Lease operating expense	3,277	2,831	10,429	9,384
Production and other taxes	1,291	591	2,756	2,361
Transportation and processing	4,811	4,336	13,457	14,586
Depreciation, depletion and amortization	13,389	10,341	35,671	35,484
General and administrative	4,329	3,891	11,302	13,327
Impairment of oil and natural gas properties	-	3,040	-	17,170
Other	4	(11)	(183)	(13)
	27,101	25,019	73,432	92,299
Operating income (loss)	31,632	(3,553)	55,276	(27,373)
OTHER INCOME (EXPENSE):
Interest expense	(2,232)	(1,733)	(6,255)	(5,410)
Interest income and other expense	-	5	-	147
Loss on commodity derivatives not designated as hedges	(77,369)	(11,079)	(103,111)	(3,629)
Loss on early extinguishment of debt	-	-	(935)	-
	(79,601)	(12,807)	(110,301)	(8,892)

Loss before income taxes	(47,969)	(16,360)	(55,025)	(36,265)
Income tax expense	-	-	-	-
Net loss	$(47,969)	$(16,360)	$(55,025)	$(36,265)
PER COMMON SHARE
Net loss per common share - basic	$(3.52)	$(1.30)	$(4.08)	$(2.89)
Net loss per common share - diluted	$(3.52)	$(1.30)	$(4.08)	$(2.89)
Weighted average shares of common stock outstanding - basic	13,641	12,618	13,481	12,564
Weighted average shares of common stock outstanding - diluted	13,641	12,618	13,481	12,564

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,025)	$(36,265)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	35,671	35,484
Impairment of oil and natural gas properties	-	17,170
Right of use asset depreciation	406	939
Loss on commodity derivatives not designated as hedges	103,111	3,629
Net cash received (paid) for settlement of derivative instruments	(14,515)	14,905
Share-based compensation (non-cash)	1,208	3,564
Loss on early extinguishment of debt	935	-
Amortization of finance cost, debt discount, paid in-kind interest and accretion	3,643	2,261
Change in assets and liabilities:
Accounts receivable, trade and other, net of allowance	(818)	(583)
Accrued oil and natural gas revenue	(14,389)	3,708
Prepaid expenses and other	204	65
Accounts payable	4,885	2,505
Accrued liabilities	1,288	(2,790)
Net cash provided by operating activities	66,604	44,592
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(71,065)	(48,012)
Net cash used in investing activities	(71,065)	(48,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank borrowings	(23,000)	(1,000)
Proceeds from bank borrowings	17,000	4,500
Proceeds from 2023 Second Lien Notes	15,000	-
Debt issuance costs	(339)	-
Purchase of treasury stock	(49)	(281)
Net cash provided by financing activities	8,612	3,219
Increase (decrease) in cash and cash equivalents	4,151	(201)
Cash and cash equivalents, beginning of period	1,360	1,452
Cash and cash equivalents, end of period	$5,511	$1,251
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,631	$3,182
Increase (decrease) in non-cash capital expenditures	$4,599	$(2,367)

See accompanying notes to consolidated financial statements.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated Earnings	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	(Deficit)	(Deficit) Equity
Balance at December 31, 2019	-	$-	12,533	$125	$81,305	-	$-	$2,735	$84,165
Net income	-	-	-	-	-	-	-	3,036	3,036
Share-based compensation	-	-	1	-	1,309	-	-	-	1,309
Treasury stock activity	-	-	-	-	-	-	(2)	-	(2)
Balance at March 31, 2020	-	$-	12,534	$125	$82,614	-	$(2)	$5,771	$88,508
Net loss	-	-	-	-	-	-	-	(22,941)	(22,941)
Share-based compensation	-	-	130	2	1,533	-	-	-	1,535
Discount from 2021/2022 Second Lien Notes Modification (See Note 4)	-	-	-	-	282	-	-	-	282
Treasury stock activity	-	-	-	-	-	(38)	(270)	-	(270)
Balance at June 30, 2020	-	$-	12,664	$127	$84,429	(38)	$(272)	$(17,170)	$67,114
Net loss	-	-	-	-	-	-	-	(16,360)	(16,360)
Share-based compensation	-	-	(8)	-	1,193	-	-	-	1,193
Treasury stock activity	-	-		-	-	(1)	(9)	-	(9)
Balance at September 30, 2020	-	$-	12,656	$127	$85,622	(39)	$(281)	$(33,530)	$51,938

Balance at December 31, 2020	-	$-	13,393	$134	$82,842	-	$-	$(41,406)	$41,570
Net income	-	-	-	-	-	-	-	4,503	4,503
Share-based compensation	-	-	(1)	-	409	-	-	-	409
UCC warrant exchange	-	-	10	-	-	-	-	-	-
Discount from 2023 Second Lien Notes (See Note 4)	-	-	-	-	1,207	-	-	-	1,207
Treasury stock activity	-	-	-	-	-	(3)	(28)	-	(28)
Balance at March 31, 2021	-	$-	13,402	$134	$84,458	(3)	$(28)	$(36,903)	$47,661
Net loss	-	-	-	-	-	-	-	(11,559)	(11,559)
Share-based compensation	-	-	-	-	425	-	-	-	425
Balance at June 30, 2021	-	$-	13,402	$134	$84,883	(3)	$(28)	$(48,462)	$36,527
Net loss	-	-	-	-	-	-	-	(47,969)	(47,969)
Share-based compensation	-	-	6	-	591	-	-	-	591
Treasury stock activity	-	-	-	-	-	(1)	(21)	-	(21)
UCC warrant exchange	-	-	780	8	(8)	-	-	-	-
Balance at September 30, 2021	-	$-	14,188	$142	$85,466	(4)	$(49)	$(96,431)	$(10,872)

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

Basis of Presentation

The consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“the SEC”) and accordingly, certain information normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) has been condensed or omitted. This information should be read in conjunction with our consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three and nine months ended  September 30, 2021 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

During the first nine months of 2021, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded, although the impact of the COVID-19 pandemic and related economic, business and market disruptions remain uncertain.

The primary impact of COVID-19 experienced by the Company was a severe decline in the demand and price of crude oil. Because we predominately produce natural gas and natural gas demand and prices were not impacted by the same market forces as crude oil, we have experienced less of an impact from COVID-19 than many of our peers. However, the scope and length of the COVID-19 pandemic and the ultimate effect on the price of natural gas and oil cannot be determined, and we could be adversely affected in future periods. Management is actively monitoring the impact on the Company’s results of operations, financial position, and liquidity in fiscal year 2021 and into 2022.

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

Accounts Payable—Accounts payable consisted of the following amounts as of  September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Trade payables	$9,104	$12,190
Revenue payables	22,842	14,413
Prepayments from partners	400	664
Miscellaneous payables	350	544
Total Accounts payable	$32,696	$27,811

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities—Accrued liabilities consisted of the following amounts as of  September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Accrued capital expenditures	$8,737	$4,138
Accrued lease operating expense	1,151	971
Accrued production and other taxes	1,058	509
Accrued transportation and gathering	2,114	1,722
Accrued performance bonus	5,023	3,947
Accrued interest	146	166
Accrued office lease	397	962
Accrued general and administrative expense and other	559	451
Total Accrued liabilities	$19,185	$12,866

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

Under the Full Cost Method, we capitalize all costs associated with acquisitions, exploration, development and estimated abandonment costs into a single full cost pool. We capitalize internal costs that can be directly identified with the acquisition of leasehold, as well as drilling and completion activities, but do not include any costs related to production, general corporate overhead or similar activities. Unevaluated property costs are excluded from the amortization base until we make a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to proved oil and natural gas properties and thereby subject to DD&A and the full cost ceiling test. For the three months ended  September 30, 2021 and 2020, we transferred less than $0.1 million from unevaluated properties to proved oil and natural gas properties. For the nine months ended September 30, 2021 and 2020, we transferred $0.3 million and less than $0.1 million, respectively, from unevaluated properties to proved oil and natural gas properties. Our sales of oil and natural gas properties are accounted for as adjustments to net proved oil and natural gas properties with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

The Full Cost Ceiling Test for the three months ended  September 30, 2021 and 2020 resulted in a zero and $3.0 million impairment of the oil and natural gas properties, respectively. For the nine months ended September 30, 2021 and 2020, we recorded no impairment and $17.2 million, respectively.

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

As of September 30, 2021 and December 31, 2020, the carrying amounts of our cash and cash equivalents, trade receivables and payables represented fair value because of the short-term nature of these instruments.

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

Revenue Recognition—Oil and natural gas revenues are generally recognized upon delivery of our produced oil and natural gas volumes to our customers. We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. As of  September 30, 2021and December 31, 2020, the net liability for natural gas balancing was immaterial. Differences between actual production and net working interest volumes are routinely adjusted. See Note 2.

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

Guarantee—As of September 30, 2021, our Subsidiary was the Subsidiary Guarantor of our 2023 Second Lien Notes (as defined below). Goodrich has no independent assets or operations, the guarantee is full and unconditional and Goodrich has no subsidiaries other than the Subsidiary.

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

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Currently, the Company's only existing contract with potential impact from reference rate reform is the 2019 Senior Credit Facility, which utilizes LIBOR as a benchmark rate. In October 2020, the Third Amendment of the 2019 Senior Credit Facility included provisions for alternate benchmark rates should LIBOR be discontinued due to reference rate reform. We will continue to evaluate the expected impact these amendments and reference rate reform will have on our consolidated financial statements and various contracts.

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

We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. As of  September 30, 2021 and December 31, 2020, receivables from contracts with customers were $24.6 million and $10.2 million, respectively.

The following table presents our oil and natural gas revenues disaggregated by revenue source and by operated and non-operated properties for the three and nine months ended  September 30, 2021 and 2020:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues

Operated	$1,771	$46,782	$-	$48,553	$5,529	$101,334	$-	$106,863
Non-operated	74	10,100	6	10,180	198	21,635	12	21,845
Total oil and natural gas revenues	$1,845	$56,882	$6	$58,733	$5,727	$122,969	$12	$128,708

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
(In thousands)	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues	Oil Revenue	Gas Revenue	NGL Revenue	Total Oil and Natural Gas Revenues

Operated	$1,257	$17,665	$-	$18,922	$4,007	$52,156	$-	$56,163
Non-operated	39	2,499	3	2,541	540	8,207	7	8,754
Total oil and natural gas revenues	$1,296	$20,164	$3	$21,463	$4,547	$60,363	$7	$64,917

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Asset Retirement Obligations

The reconciliation of the beginning and ending asset retirement obligations for the nine months ended  September 30, 2021 is as follows (in thousands):

Nine Months Ended September 30, 2021
Beginning balance at December 31, 2020	$4,716
Liabilities incurred	472
Accretion expense	260
Ending balance at September 30, 2021	$5,448
Current liability	-
Long term liability	$5,448

NOTE 4—Debt

Debt consisted of the following balances as of  September 30, 2021 and  December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Principal	Carrying Amount	Principal	Carrying Amount
2019 Senior Credit Facility (1)	$90,400	$90,400	$96,400	$96,400
2021/2022 Second Lien Notes (2)	-	-	14,811	13,759
2023 Second Lien Notes (3)	32,535	31,349	-	-
Total debt	$122,935	$121,749	$111,211	$110,159

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

(3) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2023. The principal includes $2.3 million of paid in-kind interest as of  September 30, 2021. The carrying value includes $0.9 million of unamortized debt discount and $0.3 million of unamortized issuance cost as of  September 30, 2021.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the total interest expense (contractual interest expense, amortization of debt discount, accretion and financing costs) and the effective interest rate on the liability component of debt for the three and nine months ended  September 30, 2021 and 2020 (amounts in thousands, except effective interest rates):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate	Interest Expense	Effective Interest Rate
2019 Senior Credit Facility	$1,020	4.2%	$1,129	4.6%	$3,011	4.2%	$3,534	4.9%
2021/2022 Second Lien Notes (1)	-	—%	604	18.6%	500	19.1%	1,876	20.1%
2023 Second Lien Notes (2)	1,212	15.7%	-	—%	2,744	16.1%	-	—%
Total interest expense	$2,232		$1,733		$6,255		$5,410

(1) The 2021/2022 Second Lien Notes had a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 18.6% and 20.1%, respectively, for the three and nine months ended September 30, 2020 and 19.1% for the nine months ended September 30, 2021 until exchanged on March 9, 2021. Interest expense for the three months ended September 30, 2020 included $0.1 million of debt discount amortization and $0.5 million of accrued interest to be paid in-kind, and interest expense for the nine months ended September 30, 2020 included $0.4 million of debt discount amortization and $1.4 million of paid in-kind interest. Interest expense for the nine months ended September 30, 2021 until exchanged on March 9, 2021 included $0.1 million of debt discount amortization and $0.4 million of paid in-kind interest.

(2) The 2023 Second Lien Notes have a coupon interest rate of 13.50%; however, the discount recorded due to the convertibility of the notes increased the effective interest rate to 15.7% and 16.1% for the three and nine months ended September 30, 2021, respectively. Interest expense for the three months ended September 30, 2021 included $0.1 million of debt discount and issuance cost amortization and $1.1 million of accrued interest to be paid in-kind, and interest expense for the nine months ended  September 30, 2021 included $0.4 million of debt discount and issuance cost amortization and $2.3 million of accrued interest to be paid in-kind.

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

The 2019 Senior Credit Facility matures on the earlier of (a)  May 14, 2024 or (b) December 2, 2022, if the 2023 Second Lien Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 2, 2022, which is the date that is 180 days prior to the May 31, 2023 “Maturity Date” of the 2023 Second Lien Notes. The 2019 Senior Credit Facility provides for a maximum credit amount of $500 million subject to a borrowing base limitation, which was $120.0 million as of September 30, 2021 and was increased to $150.0 million during the Fall 2021 borrowing base redetermination. The borrowing base is redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including, without limitation, for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. Under the Fifth Amendment to 2019 Credit Agreement entered into on November 5, 2021, the Company is permitted to make restricted payments under the 2019 Credit Agreement so long as (i) no borrowing base deficiency, default or event of default exists or would result therefrom, (ii) after giving pro forma effect to such restricted payment, availability is no less than 20% of the aggregate amount of the available commitments under the 2019 Credit Agreement and (iii) after giving pro forma effect to such restricted payment, the ratio of net funded debt of the Company to EBITDAX shall not be greater than 1.50 to 1.00. The Fifth Amendment to 2019 Credit Agreement also permits the Company to make redemptions of the Second Lien Debt (as defined in the 2019 Credit Agreement) and payments of interest on the 2023 Second Lien Notes so long as each such redemption and interest payment would be permitted as a restricted payment. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

All amounts outstanding under the 2019 Senior Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) the alternative base rate plus an applicable margin ranging from 1.50% to 2.50%, depending on the percentage of the borrowing base that is utilized, or (ii) adjusted LIBOR plus an applicable margin from 2.50% to 3.50%, depending on the percentage of the borrowing base that is utilized. Undrawn amounts under the 2019 Senior Credit Facility are subject to a commitment fee ranging from 0.375% to 0.50%, depending on the percentage of the borrowing base that is utilized. To the extent that a payment default exists and is continuing, all amounts outstanding under the 2019 Senior Credit Facility will bear interest at 2.0% per annum above the rate and margin otherwise applicable thereto. As of September 30, 2021, the weighted average interest rate on the borrowings from the 2019 Senior Credit Facility was 3.4%. The obligations under the 2019 Credit Agreement are guaranteed by the Company and secured by a first lien security interest in substantially all of the assets of the Company and the Borrower.

The 2019 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the 2019 Senior Credit Facility to be immediately due and payable.

The 2019 Credit Agreement also contains certain financial covenants, including the maintenance of (i) a ratio of net funded debt to EBITDAX not to exceed 3.50 to 1.00 as of the last day of any fiscal quarter, (ii) a current ratio (based on the ratio of current assets to current liabilities as defined in the 2019 Credit Agreement) not to be less than 1.00 to 1.00 and (iii) until no 2023 Second Lien Notes remain outstanding, a ratio of total proved PV-10 attributable to the Company’s and the Borrower’s proved reserves to total secured debt (net of any unrestricted cash not to exceed $10 million) not to be less than 1.50 to 1.00 and minimum liquidity requirements. On November 5, 2021, we entered into a Fifth Amendment to 2019 Credit Agreement with Subsidiary, the Administrative Agent and the lenders party thereto, pursuant to which, among other things, the lenders made certain changes to the restricted payments and redemption covenants.

As of September 30, 2021, the Company had a borrowing base of $120.0 million with $90.4 million of borrowings outstanding and no outstanding letters of credit. The Company also had $1.4 million of unamortized debt issuance costs recorded as of  September 30, 2021 related to the 2019 Senior Credit Facility.

As of September 30, 2021, the Company was in compliance with all covenants within the 2019 Senior Credit Facility.

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

As of September 30, 2021, $0.9 million of debt discount and $0.3 million of debt issuance costs remained to be amortized on the 2023 Second Lien Notes.

As of September 30, 2021, the Company was in compliance with all covenants with respect to the 2023 Second Lien Notes Indenture.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Equity

During the three and nine months ended  September 30, 2021, the Company had vestings of its share-based compensation units representing a total fair value of less than $0.1 million, which resulted in the issuance of approximately 6,000 common stock shares. The Company withheld shares for payment of taxes due upon vesting and unrestriction of share-based compensation, which resulted in 4,035 shares held in treasury as of September 30, 2021. During the three and nine months ended September 30, 2020, the Company had vestings of its share-based compensation units upon the retirement of certain employees representing a total fair value of less than $0.1 million and $1.0 million, respectively, which resulted in the issuance of approximately 6,000 and 136,000 common stock shares, respectively. The Company withheld shares for payment of $0.3 million in taxes due upon vesting resulting in 39,700 shares held in treasury as of September 30, 2020.

During the three and nine months ended  September 30, 2021, certain holders of costless unsecured claim (“UCC”) warrants exercised such warrants into approximately 780,000 and 790,000 common stock shares, respectively. The UCC warrants, held by certain past unsecured creditors, became exercisable when the required equity strike price (as defined per the warrant agreement) of $230.0 million was achieved on July 14, 2021.

In connection with the issuance of the 2023 Second Lien Notes, we recorded an equity component of $1.2 million in March 2021. The equity component recorded for the 2023 Second Lien Notes is not remeasured as long as it continues to meet the condition for equity classification. For further details, see Note 4.

NOTE 6—Net Income (Loss) Per Common Share

Net loss applicable to common stock was used as the numerator in computing basic and diluted net loss per common share for the three and nine months ended  September 30, 2021 and 2020. The Company used the treasury stock method in determining the effects of potentially dilutive restricted stock. The following table sets forth information related to the computations of basic and diluted net loss per common share:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(Amounts in thousands, except per share data)
Basic net loss per common share:
Net loss applicable to common stock	$(47,969)	$(16,360)	$(55,025)	$(36,265)
Weighted average shares of common stock outstanding	13,641	12,618	13,481	12,564
Basic net loss per common share	$(3.52)	$(1.30)	$(4.08)	$(2.89)

Diluted net loss per common share:
Net loss applicable to common stock	$(47,969)	$(16,360)	$(55,025)	$(36,265)
Diluted weighted average shares of common stock outstanding	13,641	12,618	13,481	12,564
Diluted net loss per common share (1) (2) (3)	$(3.52)	$(1.30)	$(4.08)	$(2.89)

(1) Common shares issuable upon conversion of the 2023 Second Lien Notes and 2021/2022 Second Lien Notes, respectively, not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2021 and September 30, 2020.	1,525	672	1,525	672
(2) Common shares issuable upon conversion of the unsecured claims warrants not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2021 and September 30, 2020.	715	1,329	715	1,329
(3) Common shares issuable upon vesting of the restricted stock not included in the computation of diluted net loss per common share since their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2021 and September 30, 2020. **	251	420	150	231

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

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Income Taxes

We recorded no income tax expense or benefit for the three and nine months ended  September 30, 2021 and 2020. We maintained a valuation allowance at September 30, 2021, which resulted in no net deferred tax asset or liability appearing on our consolidated balance sheets. We continued to maintain this valuation allowance after an evaluation of all available evidence led to a conclusion that based upon the more-likely-than-not standard of the accounting literature our deferred tax assets are unrecoverable. The valuation allowance was $86.7 million as of December 31, 2020. The valuation allowance has no impact on our ability to utilize our net operating losses for tax purposes. However, we are subject to IRC Section 382, which  may limit our ability to utilize net operating losses to offset future taxable income.

As of September 30, 2021, we have no unrecognized tax benefits. There were no significant changes to our tax position since December 31, 2020.

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

The following table summarizes gains and losses we recognized on our oil and natural gas derivatives for the three and nine months ended  September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Oil and Natural Gas Derivatives (in thousands)
Gain (loss) on commodity derivatives not designated as hedges, settled	$(12,498)	$1,597	$(14,515)	$14,905
Loss on commodity derivatives not designated as hedges, not settled	(64,871)	(12,676)	(88,596)	(18,534)
Total gain (loss) on commodity derivatives not designated as hedges	$(77,369)	$(11,079)	$(103,111)	$(3,629)

Commodity Derivative Activity

We enter into swap contracts, costless collars or other derivative agreements from time to time to manage commodity price risk for a portion of our production. Our policy is that all derivatives are approved by the Hedging Committee of our Board, and reviewed periodically by the Board.

Despite the measures taken by us to attempt to control price risk, we remain subject to price fluctuations for natural gas and crude oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond our control. Decreases in domestic crude oil and natural gas spot prices will have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. We routinely exercise our contractual right to net realized gains against realized losses when settling with our financial counter-parties. Neither our counter-parties nor we require any collateral upon entering into derivative contracts. We would have been at risk of loss of $0.9 million had ARM Energy been unable to fulfill their obligations as of September 30, 2021.

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021, the open positions on our outstanding commodity derivative contracts, all of which were with Truist Bank, RBC Capital Markets, ARM Energy and Citizens Commercial Banking were as follows:

Contract Type	Average Daily Volume	Total Volume	Weighted Average Fixed Price	Fair Value at September 30, 2021 (In thousands)
Natural Gas swaps (MMBtu)
2021	120,000	11,040,000	$ 2.90	$(32,777)
2022 (through September 30, 2022)	49,780	13,590,000	$ 2.91	(27,974)
Natural Gas collars (MMBtu)
2021	30,000	2,760,000	2.500 -3.5050	(6,608)
2022	60,000	21,900,000	2.688 -3.4040	(24,907)
2023 (through March 31, 2023)	30,000	2,700,000	2.655 -3.5151	(2,199)
Natural Gas basis swaps (MMBtu)
2021	50,000	4,600,000	NYMEX - $0.209	1,362
2022	50,000	18,250,000	NYMEX - $0.209	427
2023	50,000	18,250,000	NYMEX - $0.209	(346)
2024	50,000	18,300,000	NYMEX - $0.209	(577)
Total natural gas				$(93,599)

During the third quarter of 2021, we entered into the following contracts with Truist Bank, RBC Capital Markets, and Citizens Commercial Banking:

Contract Type	Daily Volume	Weighted Average Fixed Price	Contract Start Date	Contract Termination
Natural gas swap (MMBtu)	20,000	$3.75	August 1, 2021	December 31, 2021
Natural gas swap (MMBtu)	20,000	$4.06	January 1, 2022	March 31, 2022
Natural gas swap (MMBtu)	30,000	$2.97	April 1, 2022	September 1, 2022

The following table summarizes the fair values of our derivative financial instruments that are recorded at fair value classified in each Level as of  September 30, 2021 (in thousands). We measure the fair value of our commodity derivative contracts by applying the income approach. See Note 1—“Description of Business and Significant Accounting Policies” for our discussion regarding fair value, including inputs used and valuation techniques for determining fair values.

Description	Level 1	Level 2	Level 3	Total
Fair value of oil and natural gas derivatives - Current Assets	$-	$1,637	$-	$1,637
Fair value of oil and natural gas derivatives - Non-current Assets	-	-	-	-
Fair value of oil and natural gas derivatives - Current Liabilities	-	(88,138)	-	(88,138)
Fair value of oil and natural gas derivatives - Non-current Liabilities	-	(7,098)	-	(7,098)
Total	$-	$(93,599)	$-	$(93,599)

We enter into commodity derivative contracts under which we have netting arrangements with each counter-party. The following table discloses and reconciles the gross amounts to the amounts as presented on the Consolidated Balance Sheets as of  September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
Fair Value of Oil and Natural Gas Derivatives	Gross	Amount	As	Gross	Amount	As
(in thousands)	Amount	Offset	Presented	Amount	Offset	Presented
Fair value of oil and natural gas derivatives - Current Assets	$3,087	$(1,450)	$1,637	$3,193	$(3,050)	$143
Fair value of oil and natural gas derivatives - Non-current Assets	1,648	(1,648)	-	537	(537)	-
Fair value of oil and natural gas derivatives - Current Liabilities	(89,588)	1,450	(88,138)	(4,324)	3,050	(1,274)
Fair value of oil and natural gas derivatives - Non-current Liabilities	(8,746)	1,648	(7,098)	(4,408)	537	(3,871)
Total	$(93,599)	$-	$(93,599)	$(5,002)	$-	$(5,002)

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Commitments and Contingencies

We are party to various lawsuits from time to time arising in the normal course of business, including, but not limited to, royalty, contract, personal injury, and environmental claims. We have established reserves as appropriate for all such proceedings and intend to vigorously defend these actions. Management believes, based on currently available information, that adverse results or judgments from such actions, if any, would not have been material to our consolidated financial position, results of operations or liquidity for the three and nine months ended  September 30, 2021 and 2020.

Pursuant to a purchase and sale agreement related to acreage acquired in September 2021, the Company has an unrecorded commitment to drill and complete eight producing wells over a four year time period, no later than September 2025. In the event the Company fails to perform this obligation, each of the eight wells is subject to liquidated damages of $0.6 million, or $4.5 million in total as of September 30, 2021. The Company anticipates satisfying this drilling obligation within the required timeframe.

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

The lease cost components for the three and nine months ended  September 30, 2021 and 2020 are classified as follows:

(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Consolidated Statements of Operations Classification
Building lease cost	$201	$385	$236	$1,155	General and administrative expense
Variable lease cost (1)	12	(3)	86	20	General and administrative expense
	$213	$382	$322	$1,175

(1) Includes building operating expenses.

The following are additional details related to our lease portfolio as of  September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020	Consolidated Balance Sheets Classification
Lease asset, gross	$5,871	$5,871	Furniture, fixtures and equipment and other capital assets
Accumulated depreciation	(2,850)	(2,445)	Accumulated depletion, depreciation and amortization
Lease asset, net	$3,021	$3,426

Current lease liability	$397	$962	Accrued liabilities
Non-current lease liability	2,510	2,810	Other non-current liabilities
Total lease liabilities	$2,907	$3,772

GOODRICH PETROLEUM CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents operating lease liability maturities as of September 30, 2021:

(in thousands)	September 30, 2021
2021	159
2022	637
2023	653
2024	661
2025	678
Thereafter	914
Total lease payments	$3,702
Less imputed interest	795
Present value of lease liabilities	$2,907

As of September 30, 2021, our office building operating lease has a weighted-average remaining lease term of 5.6 years and a weighted-average discount rate of 8.8 percent. We have the option to terminate our building operating lease effective May 1, 2024 upon prior written notice and the payment of $0.1 million as an early termination fee. Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million and $0.8 million for the three and nine months ended  September 30, 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $1.2 million for the three and nine months ended September 30, 2020, respectively.

NOTE 11—Subsequent Events

Subsequent to September 30, 2021, certain holders of unsecured claims warrants of the Company exercised such warrants, which resulted in the issuance of approximately 202,000 shares of common stock.

On November 5, 2021, we entered into a Fifth Amendment to Credit Agreement with Subsidiary, the Administrative Agent and the lenders party thereto, pursuant to which, among other things, the lenders made certain changes to the restricted payments and redemption covenants. See Note 4—Debt.

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

To mitigate the effects of the downturn in commodity prices due to the effects of COVID-19, we initiated a company-wide cost reduction program eliminating outside services that are not core to our business, on which we continue to focus, as well as a reduction in headcount year over year. Additionally, we have substantial volumes of our production hedged through the first quarter of 2022, and to a lesser extent, volumes hedged from April 2022 to March 2023.

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

Primary Operating Areas

Haynesville Shale Trend

We have acquired or farmed-in leases totaling approximately 56,000 gross (32,000 net) acres as of September 30, 2021 in the Haynesville Shale Trend. We completed and produced 4 gross (2.2 net) new wells in the third quarter of 2021 and had 8 gross (2.3 net) wells in the drilling or completions phase as of September 30, 2021. Our Haynesville Shale Trend drilling activities are currently located in leasehold areas in Caddo, DeSoto and Red River parishes, Louisiana. Our net production volumes from our Haynesville Shale Trend wells represented approximately 99% of our total equivalent production on a Mcfe basis and substantially all of our natural gas production for the third quarter of 2021. We are focusing on increasing our natural gas production volumes through increased drilling in the Haynesville Shale Trend, where we plan to focus all of our 2021 drilling efforts.

Tuscaloosa Marine Shale Trend

As of September 30, 2021, we own approximately 48,000 gross (34,000 net) lease acres in the TMS, an oil shale play in Southwest Mississippi and Southwest Louisiana, which is predominately held by production. We have 2 gross (1.7 net) TMS wells drilled and awaiting completion. Our net production volumes from our TMS wells represented approximately 1% of our total equivalent production on a Mcfe basis and 99% of our total oil production for the third quarter of 2021. Despite no capital expenditures, we are seeking to maintain production through strategic expense workover operations in the TMS.

Eagle Ford Shale Trend

We have retained approximately 4,300 net acres of undeveloped leasehold in the Eagle Ford Shale Trend in Frio County, Texas as of September 30, 2021.

Results of Operations

The items that had the most material financial effect on our net loss of $48.0 million and $55.0 million for the three and nine months ended September 30, 2021, compared to prior year respective periods, were higher losses on derivatives not designated as hedges, largely non-cash mark-to-market losses, of $77.4 million and $103.1 million, respectively. These higher losses were partially offset by no impairment expense in the current year and increased oil and natural gas revenues due to increased natural gas and oil prices and higher production from new wells brought online.

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

Revenues from Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except for price and average daily production data)	2021	2020	Variance		2021	2020	Variance
Revenues:
Natural gas	$56,888	$20,167	$36,721	182%	$122,981	$60,370	$62,611	104%
Oil and condensate	1,845	1,296	549	42%	5,727	4,547	1,180	26%
Natural gas, oil and condensate	58,733	21,463	37,270	174%	128,708	64,917	63,791	98%
Net Production:
Natural gas (Mmcf)	15,108	11,346	3,762	33%	40,113	35,937	4,176	12%
Oil and condensate (MBbls)	26	33	(7)	(21)%	89	107	(18)	(17)%
Total (Mmcfe)	15,265	11,543	3,722	32%	40,646	36,576	4,070	11%
Average daily production (Mcfe/d)	165,925	125,462	40,463	32%	148,885	133,487	15,398	12%
Average realized sales price per unit:
Natural gas (per Mcf)	$3.77	$1.78	$1.99	112%	$3.07	$1.68	$1.39	83%
Natural gas (per Mcf) including the effect of realized gains/losses on derivatives	$2.94	$1.89	$1.05	56%	$2.70	$2.06	$0.64	31%
Oil and condensate (per Bbl)	$70.40	$39.63	$30.77	78%	$64.50	$42.76	$21.74	51%
Oil and condensate (per Bbl) including the effect of realized gains/losses on derivatives	$70.40	$49.90	$20.50	41%	$64.25	$55.06	$9.19	17%
Average realized price (per Mcfe)	$3.85	$1.86	$1.99	107%	$3.17	$1.77	$1.40	79%

Natural gas, oil and condensate revenues increased by $37.3 million and $63.8 million, respectively, for the three and nine months ended September 30, 2021, compared to the same periods in 2020. The increase was primarily driven by higher realized natural gas and oil prices coupled with increased natural gas production volumes. The rise in natural gas and oil prices increased revenues by $23.6 million and $52.1 million, respectively, for the three and nine months ended September 30, 2021, and higher natural gas volumes had a $14.2 million and $12.8 million impact on revenues for the three and nine months ended September 30, 2021, respectively.

Operating Expenses

As described below, total operating expenses increased $2.1 million for the three months ended September 30, 2021 and decreased $18.9 million for the nine months ended September 30, 2021, compared to the same periods in 2020. The increase in total operating expenses for the three months ended September 30, 2021 was primarily due to expenses associated with higher production volumes, including lease operating expenses, production and other taxes, transportation and processing and depletion and amortization expense, partially offset by no impairment expense in 2021. The decrease in total operating expenses for the nine months ended September 30, 2021 was primarily due to no impairment expense in 2021 and lower transportation and processing and general and administrative expense, partially offset by higher lease operating expenses due to increased production volumes. On a per unit basis, excluding the impact of impairment expense in 2020, operating costs decreased $0.15 and $0.23 per Mcfe for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The year over year comparisons for operating expenses are discussed further below.

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses (in thousands)	2021	2020	Variance		2021	2020	Variance
Lease operating expenses	$3,277	$2,831	$446	16%	$10,429	$9,384	$1,045	11%
Production and other taxes	1,291	591	700	118%	2,756	2,361	395	17%
Transportation and processing	4,811	4,336	475	11%	13,457	14,586	(1,129)	(8)%
Operating Expenses per Mcfe
Lease operating expenses	$0.21	$0.25	$(0.04)	(16)%	$0.26	$0.26	$-	0%
Production and other taxes	$0.08	$0.05	$0.03	60%	$0.07	$0.06	$0.01	17%
Transportation and processing	$0.32	$0.38	$(0.06)	(16)%	$0.34	$0.41	$(0.07)	(17)%

Lease Operating Expense

Lease operating expense (“LOE”) increased $0.4 million and $1.0 million, respectively, for the three and nine months ended September 30, 2021, compared to the same periods in 2020. The increase in LOE is primarily attributed to an increase in production volumes and the number of producing wells in 2021 versus 2020 as well as additional workover expense for the nine months ended September 30, 2021. Per unit LOE was $0.21 per Mcfe and $0.26 per Mcfe for the three and nine months ended September 30, 2021, respectively, of which $0.02 per Mcfe was attributed to the $0.3 million in workover expense incurred in the three months ended September 30, 2021, and $0.04 per Mcfe was attributed to the $1.8 million in workover expense incurred in the nine months ended September 30, 2021.

Production and Other Taxes

Production and other taxes includes severance and ad valorem taxes. Severance taxes were $1.0 million and $2.0 million for the three and nine months ended September 30, 2021, respectively, and ad valorem taxes were $0.2 million and $0.7 million for the three and nine months ended September 30, 2021, respectively.

Severance taxes increased $0.7 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase is primarily due to higher production volumes upon which the volumetric tax is based as wells have begun to incur severance tax in Louisiana after the exemption ended, partially offset by a lower severance tax rate in Louisiana. The State of Louisiana has enacted an exemption from the existing 12.5% severance tax on oil and from the $0.125 per Mcf (from July 1, 2019 through June 30, 2020), $0.0934 per Mcf (from July 1, 2020 to June 30, 2021) and $0.091 per Mcf (from July 1, 2021 to June 30, 2022) severance tax on natural gas for horizontal wells with production commencing after July 31, 1994. The exemption is applicable until the earlier of (i) 24 months from the date of first sale of production or (ii) payout of the well. All of our recently drilled, operated Haynesville Shale Trend wells in Northwest Louisiana are benefiting from this exemption upon initial production.

Ad valorem tax remained flat and decreased $0.2 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, due to more favorable tax calculation methodologies on certain of our properties with respective taxing agencies.

Transportation and Processing

Our natural gas production incurs substantially all of our transportation and processing expense. Transportation and processing expense for the three and nine months ended September 30, 2021 increased $0.5 million and decreased $1.1 million, respectively, compared to the same periods in 2020. The increase in transportation and processing expense for the three months ended September 30, 2021 was primarily due to increased production from our Haynesville Shale Trend wells, partially offset by more favorable rates contracted with third parties. The decrease in transportation and processing expense for the nine months ended September 30, 2021 was primarily due to the more favorable rates contracted with third parties despite an increase in production volumes. Additionally, the mix of operated versus non-operated volumes impacts our transportation and processing expense as our operated natural gas volumes, particularly from our recent operated wells brought online, generally carry less transportation cost than those from wells we do not operate.

	Three Months Ended September 30,				Nine Months Ended September 30,
Operating Expenses (in thousands):	2021	2020	Variance		2021	2020	Variance
Depreciation, depletion and amortization	$13,389	$10,341	$3,048	29%	$35,671	$35,484	$187	1%
General and administrative	4,329	3,891	438	11%	11,302	13,327	(2,025)	(15)%
Impairment of oil and natural gas properties	-	3,040	(3,040)	(100)%	-	17,170	(17,170)	(100)%
Other	4	(11)	15	136%	(183)	(13)	(170)	(1308)%
Operating Expenses per Mcfe
Depreciation, depletion and amortization	$0.88	$0.90	$(0.02)	(2)%	$0.88	$0.97	$(0.09)	(9)%
General and administrative	$0.28	$0.34	$(0.06)	(18)%	$0.28	$0.36	$(0.08)	(22)%
Impairment of oil and natural gas properties	$-	$0.26	$(0.26)	(100)%	$-	$0.47	$(0.47)	(100)%
Other	$-	$-	$-	—%	$-	$-	$-	—%

Depreciation, Depletion and Amortization (“DD&A”)

DD&A expense increased $3.0 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase for the three months ended September 30, 2021 was attributed to increased production volumes, partially offset by a lower per unit cost discussed below. The increase in DD&A expense for the nine months ended September, 2021 compared to the prior year period was attributed primarily to increased production volumes partially offset by a lower per unit cost based on the year-end 2020 and mid-year 2021 reserve reports, largely as a result of recognizing impairment expense of $36.1 million in the prior year.

Impairment Expense

The Full Cost Method ceiling test for the three and nine months ended September 30, 2021 resulted in no impairment of oil and natural gas properties compared to the impairment expense of $3.0 million and $17.2 million recorded for the three and nine months ended September 30, 2020, respectively.

General and Administrative (“G&A”)

The Company recorded $4.3 million and $11.3 million in G&A expense for the three and nine months ended September 30, 2021, respectively, which included non-cash expenses for share-based compensation of $0.5 million and $1.2 million, respectively. G&A expense increased for the three months ended September 30, 2021 by $0.4 million primarily due to higher bonus accruals due to better performance measures than target related to the annual and long-term incentive plans, partially offset by lower rent expense associated with a renegotiated lease for office space. For the nine months ended September 30, 2021, G&A expense decreased by $2.0 million compared to the same period in 2020 primarily due to reduced employee expenses including salaries and stock compensation expense as well as decreased rent expense, partially offset by a higher bonus accrual related to a the cash-based long-term incentive plan due to better performance measures than target for the current year.

The Company recorded $3.9 million and $13.3 million in G&A expense for the three and nine months ended September 30, 2020, respectively, which included non-cash expenses of $1.0 million and $3.5 million, respectively, for share-based compensation.

Other Operating Expenses

Other operating expense credits of $0.2 million for the nine months ended September 30, 2021 were attributed primarily to the receipt of ad valorem tax credits from a vendor related to prior periods.

Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
Other income (expense) (in thousands):	2021	2020	Variance		2021	2020	Variance
Interest expense	$(2,232)	$(1,733)	$499	29%	$(6,255)	$(5,410)	$845	16%
Interest income and other	-	5	(5)	(100)%	-	147	(147)	(100)%
Loss on commodity derivatives not designated as hedges	(77,369)	(11,079)	(66,290)	(598)%	(103,111)	(3,629)	(99,482)	(2741)%
Loss on early extinguishment of debt	-	-	-	—%	(935)	-	(935)	(100)%

Average funded borrowings adjusted for debt discount	$124,403	$107,268	$17,135	16%	$119,068	$104,925	$14,143	13%
Average funded borrowings	$127,168	$110,505	$16,663	15%	$121,934	$108,323	$13,611	13%

Interest Expense

Interest expense for the three months ended September 30, 2021 included $1.0 million incurred on the 2019 Senior Credit Facility (as defined below) and $1.2 million incurred on the Company's 13.50% Convertible Second Lien Senior Secured Notes due 2023 (the “2023 Second Lien Notes”). Interest expense for the nine months ended September 30, 2021 included $3.0 million incurred on the 2019 Senior Credit Facility, $2.7 million incurred on the Company's 2023 Second Lien Notes and $0.5 million incurred on the Company's 13.50% Convertible Second Lien Senior Secured Notes due 2022 (the “2021/2022 Second Lien Notes”) until exchanged on March 9, 2021. The interest on the 2021/2022 Second Lien Notes and 2023 Second Lien Notes was all non-cash consisting of paid in-kind interest of $1.1 million, amortization of debt discount of $0.1 million and amortization of debt issuance costs of less than $0.1 million for the three months ended September 30, 2021, and paid in-kind interest of $2.7 million, amortization of debt discount of $0.4 million and amortization of debt issuance costs of $0.1 million for the nine months ended September 30, 2021. The interest on the 2019 Senior Credit Facility included $0.9 million and $2.6 million of interest payable in cash for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.4 million of non-cash amortization of debt issuance costs for the three and nine months ended September 30, 2021, respectively.

Interest expense for the three and nine months ended September 30, 2020 reflected interest payable in cash of $1.0 million and $3.1 million, respectively, incurred on the 2019 Senior Credit Facility and non-cash interest of $0.7 million and $2.3 million, respectively, incurred primarily on the 2021/2022 Second Lien Notes, which included $0.5 million of paid in-kind interest and $0.2 million of amortization of debt discount and issuance costs for the three months ended September 30, 2020, and $1.4 million of paid in-kind interest and $0.9 million of amortization of debt discount and debt issuance costs for the nine months ended September 30, 2020.

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

The loss on commodity derivatives not designated as hedges of $77.4 million for the three months ended September 30, 2021 was comprised of a mark-to-market loss of $64.9 million, representing the change of fair value on our open natural gas derivative contracts, and a $12.5 million loss on net cash settlements of natural gas derivative contracts. The loss on commodity derivatives not designated as hedges of $103.1 million for the nine months ended September 30, 2021 was comprised of a mark-to-market loss of $88.6 million, representing the change of fair value on our open natural gas derivative contracts, and a $14.5 million loss on net cash settlements of natural gas and oil derivative contracts. Volatility in the commodity futures market is quite high and since we do not apply hedge accounting on our derivative contracts there can be large swings in our reported gain or losses between periods. These commodity derivative losses were recorded as a result of the significant increase in natural gas strip prices as of September 30, 2021 compared to our hedged prices.

The loss on commodity derivatives not designated as hedges of $11.1 million for the three months ended September 30, 2020 was comprised of a $12.7 million mark-to-market loss, representing the change in fair value of our open natural gas and oil derivative contracts, offset by a $1.6 million net gain on cash settlement of natural gas and oil derivative contracts. The loss on commodity derivatives not designated as hedges of $3.6 million for the nine months ended September 30, 2020 was comprised of a $18.5 million mark-to-market loss, representing the change of the fair value of our open natural gas and oil derivative contracts, offset by $14.9 million net gain on cash settlement of natural gas and oil derivative contracts.

Income Tax Benefit

We recorded no income tax expense or benefit for the three and nine months ended September 30, 2021 and 2020. We maintained a valuation allowance at September 30, 2021, which resulted in no net deferred tax asset or liability appearing on our statement of financial position. We recorded this valuation allowance after an evaluation of all available evidence led to a conclusion that based upon the more-likely-than-not standard of the accounting literature our deferred tax assets were unrecoverable.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt for the nine months ended September 30, 2021 was recorded as a result of the Company exchanging the 2021/2022 Second Lien Notes for the 2023 Second Lien Notes on March 9, 2021. The $0.9 million loss was comprised of the remaining unamortized debt discount of $0.8 million and remaining unamortized debt issuance costs of $0.1 million on the 2021/2022 Second Lien Notes.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net loss (US GAAP)	$(47,969)	$(16,360)	$(55,025)	$(36,265)
Interest expense	2,232	1,733	6,255	5,410
Depreciation, depletion and amortization	13,389	10,341	35,671	35,484
Impairment of oil and natural gas properties	-	3,040	-	17,170
Share-based compensation expense (non-cash)	517	1,035	1,207	3,564
Loss on commodity derivatives not designated as hedges, not settled	64,871	12,676	88,596	18,534
Loss on early extinguishment of debt	-	-	935	-
Other items (1)	177	266	246	684
Adjusted EBITDA	$33,217	$12,731	$77,885	$44,581

(1)

Other items included $0.2 million, $0.3 million, $0.2 million and $0.8 million, respectively, from the impact of accounting for operating leases under ASC Topic 842 as well as interest income for the three and nine months ended September 30, 2021 and 2020, respectively.

Management believes that this non-US GAAP financial measure provides useful information to investors because it is monitored and used by our management and widely used by professional research analysts in the valuation and investment recommendations of companies within the oil and natural gas exploration and production industry.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the first nine months of 2021 were cash from operating activities, cash on hand and borrowings under our 2019 Senior Credit Facility (as defined below). We used cash primarily to fund capital expenditures. We currently plan to fund our operations and capital expenditures for the remainder of 2021 through a combination of cash on hand, cash from operating activities and borrowing under our revolving credit facility, although we may from time to time consider the funding alternatives described below.

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

The 2019 Senior Credit Facility matures on the earlier of (a) May 14, 2024 or (b) December 2, 2022, if the 2023 Second Lien Notes (as defined below) have not been voluntarily redeemed, repurchased, refinanced or otherwise retired by December 2, 2022, which is the date that is 180 days prior to the May 31, 2023 “Maturity Date” of the 2023 Second Lien Notes. The 2019 Senior Credit Facility provides for a maximum credit amount of $500 million subject to a borrowing base limitation, which was $120.0 million as of September 30, 2021 and was increased to $150.0 million during the Fall 2021 borrowing base redetermination. The borrowing base is redetermined in March and September of each calendar year, and is subject to additional adjustments from time to time, including, without limitation, for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Additionally, each of the Borrower and the Administrative Agent may request one unscheduled redetermination of the borrowing base between scheduled redeterminations. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with their oil and gas lending criteria at the time of the relevant redetermination. Under the Fifth Amendment to 2019 Credit Agreement entered into on November 5, 2021, the Company is permitted to make restricted payments under the 2019 Credit Agreement so long as (i) no borrowing base deficiency, default or event of default exists or would result therefrom, (ii) after giving pro forma effect to such restricted payment, availability is no less than 20% of the aggregate amount of the available commitments under the 2019 Credit Agreement and (iii) after giving pro forma effect to such restricted payment, the ratio of net funded debt of the Company to EBITDAX shall not be greater than 1.50 to 1.00. The Fifth Amendment to 2019 Credit Agreement also permits the Company to make redemptions of the Second Lien Debt (as defined in the 2019 Credit Agreement) and payments of interest on the 2023 Second Lien Notes so long as each such redemption and interest payment would be permitted as a restricted payment. The Borrower may also request the issuance of letters of credit under the 2019 Credit Agreement in an aggregate amount up to $10 million, which reduce the amount of available borrowings under the borrowing base in the amount of such issued and outstanding letters of credit.

On March 9, 2021, the Company and the Subsidiary entered into a purchase and exchange agreement with certain purchasers (each such purchaser, together with its successors and assigns, a “2023 Second Lien Notes Purchaser”) pursuant to which the Company issued to the 2023 Second Lien Notes Purchasers (A) $15.2 million aggregate principal amount of the 2023 Second Lien Notes in exchange for an equal amount of 2021/2022 Second Lien Notes and (B) $15.0 million of the 2023 Second Lien Notes in exchange for cash. Proceeds from the sale of the 2023 Second Lien Notes were used to pay down outstanding borrowings under the 2019 Senior Credit Facility. In connection with the purchase and exchange agreement, we recorded a $0.9 million loss on early extinguishment of debt related to the remaining unamortized debt discount and debt issuance costs from the 2021/2022 Second Lien Notes.

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

We exited the third quarter of 2021 with $5.5 million cash on hand and $90.4 million of outstanding borrowings with $29.6 million of availability under the 2019 Senior Credit Facility borrowing base of $120.0 million in effect as of September 30, 2021.

Outlook

We plan to focus all of our capital on drilling and development of our Haynesville Shale Trend natural gas properties in North Louisiana, and we currently contemplate drilling and developing 22 gross (10.4 net) wells utilizing improved completion techniques during 2021.

We believe the results of the capital investments we made in prior years and the nine months of 2021 will generate additional cash flows and additional value that will allow us to continue our capital development in the future and raise capital as needed.

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

We have had an on-going company-wide cost reduction program eliminating outside services that are not core to our business, which we continue to focus on, as well as a reduction in headcount year over year. As a result of the steps we have taken to enhance our liquidity in addition to the current natural gas pricing environment, we anticipate our cash on hand, cash from operations and our available borrowing capacity under our 2019 Senior Credit Facility will be sufficient to meet our investing, financing, and working capital requirements over the next year.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash flow statement information:
Net cash:
Provided by operating activities	$29,935	$13,512	$66,604	$44,592
Used in investing activities	(25,045)	(14,816)	(71,065)	(48,012)
Provided by (used in) financing activities	(161)	991	8,612	3,219
Increase (decrease) in cash and cash equivalents	$4,729	$(313)	$4,151	$(201)

Operating activities: Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations for the three and nine months ended September 30, 2021 and 2020. Changes in working capital and net cash settlements related to our derivative contracts also impact cash flows. Net cash provided by operating activities for the three months ended September 30, 2021 was $29.9 million including operating cash flows before negative working capital changes of $32.3 million including net cash payments of $12.5 million in settlement of derivative contracts. Net cash provided by operating activities for the nine months ended September 30, 2021 was $66.6 million including operating cash flows before negative working capital changes of $75.4 million including net cash payments of $14.5 million in settlement of derivative contracts. The changes in cash provided by operating activities compared to prior year was primarily attributable to changes in oil and natural gas revenues driven by increased realized prices and increased production, offset by the use of cash based on timing of working capital expenditures.

Investing activities: Net cash used in investing activities, which represents our cash expended for capital projects, was $25.0 million and $71.1 million for the three and nine months ended September 30, 2021, respectively. We recorded $27.9 million in capital expenditures during the three months ended September 30, 2021. The difference in capital expenditures and cash expended on capital projects for the three months ended September 30, 2021 was primarily attributed to a net capital accrual increase of $2.3 million and capitalization of $0.4 million of asset retirement and non-cash internal costs. We recorded $77.0 million in capital expenditures during the nine months ended September 30, 2021. The difference in capital expenditures and cash expended on capital projects for the nine months ended September 30, 2021 was attributed to a net capital accrual increase of $4.6 million and, utilization of $0.6 million in cash calls and the capitalization of $0.7 million of asset retirement and non-cash internal costs. During the nine months ended September 30, 2021, we conducted drilling and completion operations on 24 gross (10.5 net) wells bringing 16 gross (8.1 net) wells on production with 8 gross (2.3 net) wells remaining in the drilling and completion process at September 30, 2021.

Financing activities: Net cash provided by (used in) financing activities for the three and nine months ended September 30, 2021 and 2020 primarily reflected net borrowings under our 2019 Senior Credit Facility and proceeds from the issuance of the 2023 Second Lien Notes, offset by debt issuance costs paid in connection with issuance of the 2023 Second Lien Notes and cash paid for treasury shares in connection with restricted stock vesting.

Debt consisted of the following balances as of the dates indicated (in thousands):

	September 30, 2021		December 31, 2020
	Principal	Carrying Amount	Principal	Carrying Amount
2019 Senior Credit Facility (1)	$90,400	$90,400	$96,400	$96,400
2021/2022 Second Lien Notes (2)	-	-	14,811	13,759
2023 Second Lien Notes (3)	32,535	31,349	-	-
Total debt	$122,935	$121,749	$111,211	$110,159

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

(3) The debt discount is being amortized using the effective interest rate method based upon a maturity date of May 31, 2023. The principal includes $2.3 million of paid in-kind interest as of September 30, 2021. The carrying value includes $0.9 million of unamortized debt discount and $0.3 million of unamortized issuance cost as of September 30, 2021.

For additional information on our financing activities, see Note 4—“Debt” in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements for any purpose.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a discussion of our critical accounting policies, and there have been no material changes to such policies during the nine months ended September 30, 2021.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

As of September 30, 2021, we did not have any material outstanding and pending litigation.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

During the three and nine months ended September 30, 2021, we issued to certain holders of unsecured claim warrants approximately 780,000 and 790,000 shares of our common stock, respectively, upon exercise of such warrants. In issuing these shares, we relied on an exemption from the registration requirements provided by Section 1145(a)(1) of the Bankruptcy Code.

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

10.1*	Fifth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 5, 2021, among Goodrich Petroleum Corporation, as Parent Guarantor, Goodrich Petroleum Company, L.L.C., as Borrower, SunTrust Bank, as Administrative Agent, and the Lenders party thereto.
22	Subsidiary Guarantors of Guaranteed Securities
Goodrich Petroleum Company L.L.C. - Organized in the State of Louisiana.
31.1*	Certification by Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODRICH PETROLEUM CORPORATION (Registrant)

Date: November 8, 2021	By:	/S/ Walter G. Goodrich
Walter G. Goodrich
Chairman & Chief Executive Officer

Date: November 8, 2021	By:	/S/ Kristen McWatters
Kristen McWatters
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer